Form 10-K
period 2005-12-31
IROBOT CORP
filed 2006-03-16
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 000-51598
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0259 335 (I.R.S. Employer Identification No.)
63 South Avenue, Burlington, MA (Address of principal executive offices)	01803 (Zip Code)
(781) 345-0200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value per share
      Indicate by check-mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check-mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Our common stock began trading on the Nasdaq National Market on November 9, 2005. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 9, 2005 was approximately $223,799,184 based on the initial public offering price of the registrant’s common stock on November 9, 2005, of $24.00 per share. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
      As of February 28, 2006, there were 23,425,029 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS
      This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.
      iRobot, Roomba, Scooba, PackBot and AWARE are trademarks of iRobot Corporation. Gator, M-Gator and R-Gator are trademarks of Deere & Company.
Overview
      iRobot Corporation (“iRobot” or the “Company”) provides robots that enable people to complete complex tasks in a better way. For over 15 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and recently announced Scooba floor washing robot perform time-consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s transformational Future Combat Systems, or FCS, program and, in conjunction with Deere & Company, the R-Gator unmanned ground vehicle. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
      Since our founding by roboticists who performed research at the Massachusetts Institute of Technology, we have accumulated expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. For example, our proprietary AWARE Robot Intelligence Systems enable the behavioral control of robots. Our AWARE systems allow our Roomba floor vacuuming robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots and the R-Gator unmanned ground vehicle to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.
      Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing consumer and military applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elderly care, oil services, home automation, landscaping, agriculture and construction. Our strategy is to maintain a leadership position in pursuing new applications for robot solutions by leveraging our ability to innovate, to bring new products to market quickly, to reduce costs through design and outsourcing capabilities, and to commercialize the results of our research, much of which is government funded.
      Over the past four years, we sold more than 1.5 million of our home floor care robots. We also sold to the U.S. military during that time more than 300 of our PackBot tactical military robots, most of which have been deployed on missions in Afghanistan and Iraq.

Strategy
      Our objective is to rapidly invent, design, market and support innovative robots that will expand our leadership globally in our existing and newly addressable markets. Key elements of our strategy to achieve this objective include:
      Deliver Great Products and Continue to Expand Our Existing Markets. Our success is built upon our ability to deliver innovative products rapidly at economical price points and to offer a broad product line to our customers. Within the consumer market today we offer floor cleaning products for various surfaces at multiple price points, as well as a number of product accessories. We are extending our military robot offerings from small, unmanned ground vehicles (such as our PackBot line of robots) to full-scale autonomous vehicles such as R-Gator. In addition, we intend to leverage our increasing installed base to expand our revenues from recurring sales of consumables, services and support.
      Innovate to Penetrate New Markets. Our goal is to develop innovative robots to perform dull, dirty or dangerous missions. We develop robots with functionalities that are adaptable for use in a broad range of applications. We intend to target new markets, such as law enforcement, homeland security, commercial cleaning, elderly care, oil services, home automation, landscaping, agriculture and construction, where robots can create high value and can provide a better way to complete complex tasks.
      Leverage Research and Development Across Different Products and Markets. We leverage our research and development across all our products and markets. For example, we use technological expertise developed through government-funded research and development projects across our other product development efforts. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. This strategy helps us in avoiding the need to start each robot project from scratch, developing robots in a cost-effective manner and minimizing time to market.
      Continue to Strengthen Our Brand. We intend to continue to enhance our brand image and corporate identity. The iRobot brand is designed to communicate innovation, reliability, safety and value. Our robots’ performance and uniqueness have enabled us to obtain strong word-of-mouth and extensive press coverage leading to increasing brand awareness, brand personality and momentum. We intend to continue to invest in our marketing programs to strengthen our brand recognition and reinforce our message of innovation, reliability, safety and value.
      Continue to Invest Aggressively in Our Business and Our People. We believe the best path to maximizing long-term profit is to continue to invest significant resources in our business and our people over the next several years. We plan to invest in research and development and sales distribution channels to extend and expand our market. We intend to also continue to hire top talent and invest in our people through training and on-the-job experience. We believe this aggressive reinvestment in our business and our people will help us maintain our market leadership.
      Complement Core Competencies with Strategic Alliances. Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. For example, our alliance with The Clorox Company, through which Clorox manufactures cleaning fluid, allows us to integrate world-class cleaning technology and know-how into Scooba, our recently launched floor washing robot. Our alliance with Deere & Company allows us to integrate our robot controls, navigation and obstacle avoidance systems with rugged vehicles manufactured by Deere & Company. We outsource other non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.
      Develop a Community of Third-Party Developers Around Our Platforms. We have developed products around which communities of third-party developers can create related accessories, software and complementary products. We intend to foster this community by making our products into extensible platforms with open interfaces designed to carry payloads. For example, our robots are designed to allow third-party designers to add sensors and other functionalities, such as acoustic sniper detection and web-based control.

Technology
      We are focused on behavior-based, artificially-intelligent systems developed to meet customer requirements in multiple market segments. In contrast to robotic manufacturing equipment or entertainment systems that are designed to repeat actions in specific, known environments, our systems are designed to complete missions in complex and dynamic real-world environments.
      Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions efficiently.
      AWARE Robot Intelligence Systems. Our proprietary AWARE Robot Intelligence Systems are code bases that enable the behavioral control of robots. Moreover, the AWARE Systems include modules that control behaviors, sensor fusion, power management and communication. Our AWARE systems allow our Roomba floor vacuuming robot and our Scooba floor washing robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots and the R-Gator unmanned ground vehicle to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.
      Real-World, Dynamic Sensing. The degree of intelligence that our robots display is directly attributable to their ability to perceive — or sense — the world around them. Using specialized hardware and signal processing, iRobot has developed sensors that fit particular cost-performance criteria. In other cases, we use off-the-shelf sensing hardware, such as laser scanners, cameras and optical sensors.
      User-Friendly Interfaces. Our robots require that users interact and instruct our robots in intuitive ways without extensive end-user set-up, installation, training or instruction. For example, our Roomba Discovery robot requires only one button to have the robot begin its mission, determine the size of the room to be cleaned, thoroughly clean the room and return to its re-charger, right out of the box without any pre-programmed knowledge of the user’s home. Similarly, our PackBot robots use intuitive controllers, interoperable between systems, which integrate high-level supervisory commands from the user into the behaviors of the robot.
      Tightly-Integrated, Electromechanical Design. Our products rely on our ability to build inherently robust integrated electrical and mechanical components into required form factors. For instance, the computer that powers the PackBot tactical military robot must withstand being dropped from more than ten feet onto concrete. Such high performance specifications require tight design integration.
      Combining these four components, we have created proprietary reusable building blocks of robotics capabilities, including mobility platforms, manipulators, navigation and control algorithms and user interfaces. Our technology building blocks typically allow us to take a known platform and modify it for a new mission instead of starting from scratch for each application. We believe this allows us to design and develop innovative robots rapidly and cost-effectively.
Products and Development Contracts
      We design and sell robots for the consumer and government and industrial markets.

Consumer Products
      We sell various products that are designed for use in the home. Our current consumer products are focused on floor cleaning tasks. We believe our consumer products provide value to our customers by producing better cleaning results at an affordable price and by freeing people from repetitive home cleaning tasks.
      Home Floor Cleaning Robots. Over the past four years, we sold more than 1.5 million home floor care robots. We currently offer five Roomba models that comprise our second generation floor vacuuming robots with varying price points and performance characteristics as well as the Scooba floor washing robot.

      Our Roomba robot’s compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. Roomba is programmed to keep operating until the floor is clean. In addition, Roomba eliminates the need to push a vacuum — it cleans automatically upon the push of a button.
      All of our current Roomba floor vacuuming robots include the following features:

•	the ability to sense a “cliff” or drop-off point and to react by reversing course automatically;

•	a non-marring bumper to clean up to obstacles without damaging furniture or walls;

•	a wide cleaning path to clean an entire room on a single battery charge;

•	an edging brush to clean along surface edges;

•	dirt-sensing, which allows the Roomba robot to detect dirtier areas in the home and respond by increasing and extending the intensity of its cleaning efforts in that concentrated space; and

•	improved cleaning and maintenance operations, enhancing the user friendliness of the Roomba robot.
      Our flagship Roomba Discovery robot also features automatic self-docking, which enables the robot to return to its home base for battery recharging when its battery runs low or it has cleaned the room, and an advanced power system that charges faster and runs longer than many other vacuums. Roomba Discovery can clean, on average, three rooms on a single charge.
      The suggested retail price for Roomba Discovery is $279 per unit. The suggested retail price for our Roomba Red base product is $149 per unit.
      In the third quarter of 2005, we introduced the iRobot Roomba Scheduler — a floor vacuuming robot that cleans a room automatically on a user-determined schedule. The Scheduler robot is available in retail outlets at a suggested retail price of $329 per unit.
      We also offer a Scheduler accessory kit which allows owners of the Roomba Discovery and Roomba Red to upgrade their robot to achieve scheduling capability. In addition to the Scheduler upgrade kit, we offer other accessories that allow users to upgrade and maintain their Roomba, including virtual wall sensing devices that direct Roomba to clean specific areas, batteries and chargers, filters and brushes, and wall mounts. We plan to continue to develop upgrades to our Roomba product line.
      iRobot Scooba. Scooba, our second major consumer product line, is the first floor washing robot available for home use. Our Scooba robot utilizes the expertise gained from years of Roomba development to create a robot to replace the task of mopping.
      Our Scooba robot’s innovative cleaning process allows the robot to simultaneously sweep, wash, scrub and dry hard floors, all at the touch of a button. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean wet spills in addition to dirt and grime, and it is safe for use on all sealed, hard floor surfaces, including wood and tile.
      Scooba has the ability to navigate around the room using a light-touch bumper and is smart enough to avoid carpets. Scooba features the most advanced diagnostic system of any of our consumer robots to provide the user with important maintenance feedback and improve user experience and product life. The suggested retail price for Scooba, our floor washing robot, is $399.
      With The Clorox Company, we have developed a specially-engineered cleaning solution for use with the Scooba floor washing robot. We began collaborating with The Clorox Company in 2004 to create a cleaning solution that, when combined with the Scooba, would clean hard floor surfaces and assist in the mobility of the robot. We are currently jointly marketing this specially-engineered cleaning solution with The Clorox Company.

Government and Industrial Products
      Our current government and industrial product offerings extend from our PackBot line of small, unmanned ground robots to the prototype R-Gator full-scale, autonomous vehicle. Our government and industrial robots are designed for high-performance, durability and ease of use. Our PackBot family of robots are based on a common platform and are currently priced from approximately $50,000 to $115,000 per unit.
      iRobot PackBot Scout. PackBot Scout is a portable, tactical, mobile robot designed for military operations in urban terrain and other 21st century battle missions. This lightweight, rugged robot can be hand-carried and deployed by a single soldier. Already deployed in Afghanistan and Iraq, PackBot Scout is designed to search dangerous or inaccessible areas, providing soldiers with a safe first look so they know what to expect and how to respond. Less than 20 centimeters high and only 18 kilograms fully loaded, PackBot Scout offers five open payload bays for maximum upgrade potential. Rated at more than 400g’s, the PackBot Scout is our most rugged PackBot configuration.
      iRobot PackBot Explorer. PackBot Explorer is designed for performing real-time targeting and battle damage assessment in dangerous or inaccessible areas or other urban warfare scenarios. PackBot Explorer can enter the danger zone before responders are exposed to risk and function as the incident commander’s remote information gatherer. PackBot Explorer can help assess the situation, ensure the appropriate response, and reduce risk.
      iRobot PackBot EOD. PackBot EOD is a rugged, lightweight robot designed to conduct explosive ordnance disposal, hazardous materials, search-and-surveillance and other vital law enforcement tasks for bomb squads, SWAT teams, military units and other authorities. PackBot EOD can handle a full range of improvised explosive devices and conventional ordnance disposal challenges. Our PackBot EOD robot’s lightweight and rugged OmniReach Manipulator System can extend up to six feet to safely disrupt improvised explosive devices, military ordnance, land mines and other incendiary devices.
      R-Gator: Autonomous Unmanned Ground Vehicle. The R-Gator prototype is built on the well-established rugged Deere & Company M-Gator military utility vehicle platform and enhanced with iRobot robotic controls, navigation and obstacle avoidance systems. The R-Gator is designed to serve numerous important roles, acting as unmanned scout, “point man,” perimeter guard, as well as pack/ammunition/supply carrier for soldiers. In conjunction with Deere & Company, we expect to produce a limited number of R-Gator prototypes in 2006, some of which will be used for evaluation by a number of potential government customers. The net proceeds of R-Gator sales will be shared between us and Deere & Company, subject to recoupment of each party’s respective contribution to the project. While early editions of these units will be targeted exclusively for military use, there are many potential industrial applications for the technology derived from the R-Gator program, including potential applications in agriculture, perimeter patrol, above-ground pipeline security and logistics.

Contract Research and Development Projects
      We are involved in several contract development projects with various U.S. governmental agencies and departments. The durations of these projects range from a few months to several years. These projects are usually funded as either cost-plus arrangements or time and materials contracts. In a cost-plus contract, we are allowed to recover our actual costs plus a fixed fee. The total price on a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. On our time and materials contracts, we recover a specific amount per hour worked based on a bill rate schedule, plus the cost of direct materials, subcontracts, and other non-labor costs, including an agreed-upon mark-up. A time and materials contract may provide for a not-to-exceed price ceiling, as well as the potential that we will absorb any cost overrun.
      Government funding is provided to further the development of robot technologies to solve various in-field challenges and with the expectation that if the projects result in the development of technically viable prototypes, then the government will purchase multiple production units for future use in the field. The government funding that we receive allows iRobot to accelerate the development of multiple technologies.

While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient’s use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. The contract development projects that we are currently undertaking include:

Small Unmanned Ground Vehicle (SUGV). FCS is a major program intended to transform the U.S. Army to be strategically responsive and dominant at every point on the spectrum of operations, through real-time network centric communications and systems of a family of manned vehicles and unmanned platforms by the next decade. The FCS program combines advanced technologies, organizations, people and processes with concepts to create new sources of military power that are more responsive, deployable, agile, versatile, lethal, survivable and sustainable. The FCS system of systems is designed to provide increased strategic responsiveness, adaptive modular organizations, and units of action with three to seven days of self-sustainment.

Our specific role in the FCS program is to design and develop the SUGV, which is intended to be the “soldier’s robot.” The SUGV is expected to be a light-weight, man-portable robot that will support reconnaissance, remote sensing and urban warfare. Our involvement in the FCS program has enabled us to improve various management and control systems and enhance our engineering capabilities to achieve the Software Executive Institute’s Configuration Maturity Model, or CMM, certification Level III. The program has also funded the development of earned value measurement and advanced modeling and simulation.

NEOMover. New Explosive Ordnance Mover, or NEOMover, is a 200-pound gross weight tracked vehicle, capable of transporting a 150-pound payload, with a small footprint and extremely high mobility sponsored by the Technical Support Working Group, or TSWG. The NEOMover design incorporates a number of concepts present in other iRobot remote controlled vehicles and demonstrates many of the advantages that modular payloads and common interfaces can bring to the explosive ordnance disposal community. There are two goals of this effort. The first is to advance the maturity levels of the NEOMover hardware, firmware and software, and to enhance environmental ruggedness to a level suitable for small quantity manufacturing and evaluation of NEOMover platforms in field trials. The second is to maintain a level of architectural openness for future component integration with other TSWG common architecture components to enable continued future development.

Wayfarer. Wayfarer is an applied research project funded by the U.S. Army Tank-automotive and Armaments Command, or TACOM, to develop fully-autonomous urban reconnaissance capabilities for our PackBot robot. On today’s battlefields, urban reconnaissance is vital to the safety and effectiveness of the soldier. Teleoperated robots can extend the soldier’s vision, but their applications are limited by communications range and available bandwidth. Wayfarer is being designed to increase the survival rates and effectiveness of urban soldiers by extending their vision beyond communications range. Wayfarer robots are being designed to perform the following fully-autonomous reconnaissance missions:

•	Route Reconnaissance. Move ahead of the soldier along a planned route of advance and return maps and video of what lies ahead.

•	Perimeter Reconnaissance. Traverse the entire perimeter of a building complex and return with maps and video.

•	Street-Based Reconnaissance. Navigate down city streets using street-following behaviors along with GPS/ INS and return maps and video of the urban terrain. The modular Wayfarer navigation payload connects to the standard PackBot payload interface and includes light detection and ranging, or LIDAR, stereo vision, forward-looking infrared, or FLIR, and inertial navigation system sensor hardware.

Strategic Alliances
      Our strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with those entities that can provide best-in-class technology or complementary market advantages for establishing iRobot technology in new market segments.
      Among the strategic alliances we have established with commercial entities are the following:

Deere & Company. We have entered into a strategic business agreement with the commercial and consumer equipment division of Deere & Company to explore and potentially collaborate on multiple projects involving technology and product development and commercialization efforts. We have collaborated with Deere & Company on the development of the R-Gator unmanned ground vehicle. Deere & Company has provided funded research and development, access to its M-Gator military utility vehicle platform and certain other technology, and we have provided robot technologies, including our AWARE Robot Intelligence Systems. Technology jointly developed under the agreement will be owned by both Deere & Company and us, and technology independently developed by either Deere & Company or us will be owned by the developing party. We and Deere & Company expect to produce a limited number of R-Gator prototypes for evaluation by potential government contractors. Net proceeds from sales of the R-Gator generally will be shared equally between us and Deere & Company, subject to recoupment of each party’s respective contribution to the project.

To facilitate management of the R-Gator project and additional collaborative activities, we and Deere & Company have established a joint management committee to develop proposals for projects, oversee and report on the progress and fulfillment of projects, and seek opportunities to further the goals of the strategic business relationship through joint demonstration of technology and products at trade shows, industry days and internal management reviews. We believe that our strategic alliance with Deere & Company will lead to technologies, and later products, that are directly applicable to serving markets such as agricultural and construction equipment, in which we believe autonomous vehicles can play a significant role. Under the agreement, we have agreed not to work with any third party on projects competitive with certain Deere & Company products if Deere & Company makes minimum annual payments to us under the agreement of at least $2.0 million, or as otherwise mutually agreed.

The Clorox Company. We have entered into a joint development and license agreement with The Clorox Company, whereby Clorox is the exclusive provider of the cleaning solution for the Scooba floor washing robot. Our alliance with The Clorox Company allows us to integrate their cleaning technology and know-how into our floor washing robot, improves consumer perception and awareness of our brand by association and through joint marketing, and provides a necessary product component at an affordable price.
      Our strategy of working closely with third parties extends to the design of our products. By offering extensible platforms designed to carry payloads, we have designed and manufactured our products to leverage the work of those individuals and organizations that offer specialized technological expertise. The PackBot, the Roomba and the Scooba robots are designed with open interfaces that allow third-party designers to add sensors or other functionality to our robots.
Sales and Distribution Channels
      We sell our products through distinct sales channels to the consumer and government and industrial markets.

Consumer
      We sell our consumer products through a network of national retailers. In 2005, these products were sold by 19 retailers representing over 7,000 stores in the United States. We also offer our products through the iRobot on-line store on our website. Internationally, our products are sold in over 40 countries, primarily through in-country distributors who resell to retail stores in their respective countries.

      We have a philosophy to choose supportive channel partners, and we have grown, and intend to continue to selectively grow our retail network globally and by product line. We began with four retailers in 2002, grew to twelve retailers in 2003 and 15 retailers in 2004, and have continued to expand our retail network to 19 retailers in 2005. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. Approximately 51% and 65% of our total revenue was generated from our top 15 consumer customers for the years ended December 31, 2005 and 2004, respectively. The table below represents the top 15 consumer customers for the year ended December 31, 2005.

•	Amazon.com

•	Bed Bath & Beyond

•	Best Buy

•	Brookstone

•	Cosmo Corp

•	Home Shopping Network

•	Kohl’s

•	Linens n’ Things

•	M. Block & Sons

•	Mitsui & Co

•	Sam’s Club

•	Sears

•	Target

•	The Home Depot

•	The Sharper Image
      Our retail network is our primary distribution channel for our consumer products. Although not currently a material component of our product sales, we maintain, and intend to expand our direct-to-consumer offerings through the iRobot on-line store. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets to provide an enhanced position from which to improve our distribution and product offerings.
      In the United States, we maintain an in-house sales and product management team of eleven employees. Outside the United States and Canada we sell our consumer products through distributors. Our consumer distribution strategy is intended to increase our global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Government and Industrial
      We sell our government and industrial products directly to end users and indirectly through prime contractors. While the majority of government and industrial products have been sold to date to various operations within the U.S. federal government, we also sell to state and local government organizations. Our military products are sold overseas in compliance with the International Trafficking in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including France, Germany, Singapore and Sweden.
      Customers and sponsors for our government products and contracts for the year ended December 31, 2005 include:

Research Support Agencies	Government Customers

• U.S. Defense Advanced Research Projects Agency (DARPA)	• U.S. Army
• U.S. Space and Warfare Command (SPAWAR)	• U.S. Marine Corps
• U.S. Army Tank-automotive and Armaments Command (TACOM)	• U.S. Navy
• Technical Support Working Group (TSWG)	• U.S. Air Force
      Our government products are sold by a team of six government sales specialists with over 40 years of cumulative experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a direct sales and support presence in Europe.

Customer Service and Support
      We also invest in our ongoing customer service and support. Consumer customer service representatives, some of whom are in-house and some of whom are outsourced, are extensively trained on the technical intricacies of our consumer products. Government and industrial customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations.
Marketing and Brand
      iRobot markets its home robots in the United States to end-user customers directly through our sales and product management team of eleven employees. We also market our consumer products in the United States through our retail network of 19 national retailers and internationally through in-country distributors. We market our government and industrial products directly through our team of six government sales specialists to end users and indirectly through prime contractors. We also market our product offerings through the iRobot website. Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 15.3% and 14.8% of our total revenue in 2005 and 2004, respectively.
      We believe that we have built a trusted, recognized brand by providing high-quality robots. We believe that customer word-of-mouth has been a significant driver of our brand’s success to date, which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences. Our grass-roots marketing efforts focus on feeding this word-of-mouth momentum and we use public relations and advertising to promote our products.
      Our innovative robots and public relations campaign have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion as one of 15 prime contractors on the FCS program has greatly enhanced our brand and awareness among government and industrial customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and word-of-mouth support will continue to play a significant role in our growth and success.
      We expect to accelerate our investment in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness. We believe that our significant in-house experience designing direct campaigns and promotional materials, combined with our media-targeting expertise, gives us a significant competitive advantage.
      Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products. Our consumer robots and accessories are sold through our online store.
Manufacturing
      Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core activities, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of both our consumer and military robots, we can focus our engineering expertise on the design of robots.
      Using our engineering team of over 100 roboticists, we believe that we can rapidly prototype design concepts and products to achieve optimal value, produce products at lower cost points and optimize our designs for manufacturing requirements, size and functionality.
      Manufacturing a new product requires a close relationship between our product designers and the manufacturing organizations. Using multiple engineering techniques, our products are introduced to the selected production facility at an early-development stage and the feedback provided by manufacturing is incorporated into the design before tooling is finalized and mass production begins. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields.

      Since 2002, we have outsourced the manufacturing of our consumer products to one contract manufacturer, Jetta Company Limited at a single plant in China. Jetta Company Limited has been manufacturing products since 1977 and brings substantial experience to our production requirements. Jetta Company Limited has several manufacturing locations and last year expanded one of its facilities to increase capacity for the production of our Roomba and Scooba robots. Combined with our own engineering operations in India and Hong Kong, this allows us to design our products in the United States, use our own engineers in India and Hong Kong as the technical interface with the facilities in China, and benefit from the experience of Jetta Company Limited and its engineers.
      Our government and industrial products are manufactured by Gem City Engineering Corporation at one plant in Dayton, Ohio. Gem City Engineering Corporation’s location is particularly important as military products supplied to the U.S. government must have the majority of their content manufactured in the United States. Gem City Engineering Corporation has multiple facilities and relies on other subcontractors for certain component manufacturing capabilities. Gem City Engineering Corporation has been in the business of manufacturing primarily metal-tooled products since 1936, and has produced numerous products for military contractors. We believe that their engineers are skilled in the production of products meeting military specifications, preparing final products for military inspection and conducting quality reviews.
Research and Development
      We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 31, 2005, 2004 and 2003, our research and development expenses were $11.5 million, $5.5 million and $3.8 million, respectively. In addition to our internal research and development activities, for the years ended December 31, 2005, 2004 and 2003, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $12.5 million, $8.4 million and $6.1 million, respectively. Of our total research and development spending in 2005 and 2004, approximately 37.2% and 41.7%, respectively was funded by government-sponsored research and development contracts. We intend to accelerate our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

Team Organization
      Our research and development is conducted by small teams of individuals dedicated to particular projects. Current research and development teams include the Roomba team, Scooba team, NEOMover team and PackBot team. Teams are typically comprised of less than ten employees including one team leader and electrical, software and mechanical engineers. In connection with our FCS SUGV program involving more than 50 employees, we have instituted a formal integrated product team structure consisting of integrated System of Systems, Integrated Logistical Support, Program Operations and Business Operations teams to work together to deliver a platform that integrates with the FCS system of systems.

Global Engineering
      Our research and development efforts are primarily located at our headquarters in Burlington, Massachusetts, and our special projects’ engineering office in San Luis Obispo, California. In addition, we have an engineering design center in India and a product development team working out of Hong Kong. Our global engineering development process for consumer products allows us to leverage the time differences between our United States operations and our teams in Asia resulting in a fast, low cost global design and manufacturing cycle. The first stage of the cycle takes place in our Burlington, Massachusetts office where we focus on product definition, prototyping, market research and financial analysis. We then create a design that is manufacturable, complete modeling and simulation and initial validation of the product/market concept. After the initial development of the prototypes, we leverage the teams in India and Hong Kong for the production stage of the cycle. During this stage, engineers on two continents work around the clock on refining the designs, preparing the product for manufacturing and working through the issues for pilot production, including detailed regression testing. The product is then turned over to the contract manufacturer for volume production.

Spiral Development
      One of the methods we use to develop military products is a “spiral development” process to get field tested equipment to the troops quickly. After we develop a new product or product upgrade that will fill the desired capability of the user, it is tested with soldiers in the field. The user provides performance feedback on the product to the in-field engineer. Revisions are made quickly to retest in the field. This method has allowed our research and development team to not only make revisions on existing products quickly and efficiently, but also to capture feedback for future upgrades and innovations to meet user needs. An example of our spiral development process was the introduction of our first PackBot tactical military robot. When the PackBot was first deployed by the U.S. Army in Afghanistan, we sent one of our technical program managers into the field with the robot. The soldiers gave feedback upon returning from a mission, and our development team made the desired changes to the software. These changes were then downloaded to the PackBot in Afghanistan, sometimes even before the next mission. In addition, based on design ideas from the soldiers using the PackBot, our engineers developed the PackBot Explorer, a recent addition to our PackBot product line. We intend to solicit similar user feedback in the field for the new prototype R-Gator intelligent vehicle to capture the users’ operational requirements as the product advances in development.

Leveraged Model
      Our research and development efforts for our next-generation products are supported by a variety of sources. Our research and development efforts for our next-generation military products are predominately supported by U.S. governmental research organizations such as the Defense Advanced Research Projects Agency, or DARPA, U.S. Space and Warfare Command, or SPAWAR, Technical Support Working Group, or TSWG, and the U.S. Army’s FCS program. While the U.S. government retains certain rights in the research projects that it has funded, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. We also work with strategic collaborators to develop industry-specific technologies. Moreover, we continue to reinvest in advanced research and development projects to maintain our technical capability and to enhance our product offerings.
Competition
      The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our current principal competitors include:

•	developers of robotic floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/ Metapo, Inc, Matsutek Enterprises Co Ltd. and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.
      While we believe many of our customers purchase our Roomba floor cleaning robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we do compete in some cases with providers of traditional vacuum cleaners.

      We believe that the principal competitive factors in the market for robots include product features and performance for the intended mission, cost of purchase and total cost of system operation, including maintenance and support, ease of use and integration with existing equipment, quality, reliability and customer support and brand and reputation.
      Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products.
Intellectual Property
      We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
      As of December 31, 2005, we held 24 U.S. patents and more than 25 pending U.S. patent applications. Also, we held six foreign patents and more than 20 pending foreign patent applications. Our first U.S. patent is set to expire in 2008. We do not expect the expiration of this patent to adversely affect our intellectual property position. Our other U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
      Our registered U.S. trademarks include iRobot, Roomba, PackBot and Virtual Wall. Our marks, iRobot and Roomba, and certain other trademarks, have also been registered in selected foreign countries.
      Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our products do not infringe patents held by others or that they will not in the future. We have received in the past communications from third parties relating to technologies used in our Roomba floor vacuuming robots that have alleged infringement of patents or violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not infringe the patents in question or otherwise violate those parties’ rights. Although there have been no additional actions or communications with respect to these allegations, we cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.
Regulations
      We are subject to various government regulations, including various U.S. federal government regulations as a contractor and subcontractor to the U.S. federal government. Among the most significant U.S federal government regulations affecting our business are:

•	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantages;

•	the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government, and impose penalties on the basis of false statements, even if they do not result in a payment; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
      We also need special security clearances to continue working on and advancing certain of our projects with the U.S. federal government. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.
      The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the United States. There may need to be a review under the Exon-Florio provisions of the Defense Production Act. Finally, the government may require a prospective foreign owner to establish intermediaries to actually run that part of the company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.
      In addition, the export from the United States of many of our products may require the issuance of a license by the U.S. Department of Commerce under the Export Administration Act, as amended, and its implementing Regulations as kept in force by the International Emergency Economic Powers Act of 1977, as amended. Some of our products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act and its implementing Regulations, which licenses are generally harder to obtain and take longer to obtain than do Export Administration Act licenses.

Government Product Backlog
      Our government product backlog consists of written orders or contracts to purchase our products received from our government customers. Total backlog of product sales to government customers as of December 31, 2005 amounted to approximately $10.9 million, with all orders scheduled for shipment within nine months. We did not maintain detailed backlog data as of the end of the comparable prior year period primarily because the volume of orders that we received prior to January 1, 2005 was not sufficient to result in significant backlog. We do not have long-term contracts with non-government customers, and purchases from our non-government customers generally occur on an order-by-order basis, which can be terminated or modified at any time by these customers. In addition, our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to product sales to our non-government customers and funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.
Employees
      As of December 31, 2005, we had 276 full-time employees located in the United States and abroad, of whom 142 are in research and development, 46 are in operations, 24 are in sales and marketing and 64 are in general and administration. We believe that we have a good relationship with our employees.
Available Information
      We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Hong Kong and India. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Report on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS
      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
Risks Related to Our Business

Our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business.
      We have historically incurred significant losses including net losses of $10.8 million and $7.4 million in the years ended December 31, 2002 and 2003, respectively. As a result of operating losses, we had an accumulated deficit of $24.3 million at December 31, 2005. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to maintain profitability on a quarterly or annual basis. In addition, we only have a limited operating history on which you can base your evaluation of our business. If we fail to maintain profitability, the market price of our common stock will likely fall.

We operate in an emerging market, which makes it difficult to evaluate our business and future prospects.
      Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of major programs under which the U.S. federal government is currently funding the development or purchase of military robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross profit to maintain profitability;

•	acquire and maintain market share in our consumer and military markets;

•	manage growth in our operations;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our military robots;

•	attract and retain additional roboticists and other highly-qualified personnel;

•	adapt to new or changing policies and spending priorities of governments and government agencies; and

•	access additional capital when required and on reasonable terms.
      If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.

Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.
      Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. For instance, our consumer product revenue is significantly seasonal and, historically, as much as 75% of our revenue from sales of consumer products has been generated in the second half of the year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations will be due to numerous factors including:

•	seasonality in the sales of our consumer products;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs of labor and raw materials;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	price reductions;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.
      Revenue for any particular quarter and revenue from sales of our consumer products are difficult to predict. Chain stores and other national retailers typically place orders for the holiday season in the third quarter and early in the fourth quarter. The timing of these holiday season shipments could materially affect our third or fourth quarter results in any fiscal year. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

A majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.
      For the years ended December 31, 2005 and 2004, we derived 65.4% and 73.8% of our total revenue from our home floor care robots, respectively. For the foreseeable future, we expect that a majority of our revenue will continue to be derived from sales of consumer home floor care products. Accordingly, our future success depends upon our ability to further penetrate the consumer home floor care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. For example, we have devoted significant time and incurred significant expenses in connection with developing our Scooba robot, which is designed to sweep, wash, scrub and dry hard floors, and we have recently made our Scooba robot available for volume distribution. Our results in 2006 will depend in part on the success of this new product line, and there can be no assurance that it will attain market acceptance. Our inability, for technological or other reasons, to achieve significant sales of our Scooba robot, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.
      For the years ended December 31, 2005 and December 31, 2004, we derived 28.3% and 20.1% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from the U.S. federal government without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.
      Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended December 31, 2005 and 2004, 59.7% and 35.9% of our contract revenue was derived from our participation in the U.S. Army’s Future Combat Systems program, respectively. Future sales of our PackBot robots will depend largely on our ability to secure contracts with the U.S. Army under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.
      Even if we continue to receive funding for research and development under these contracts, there can be no assurance that we will successfully complete the development of robots pursuant to these contracts or that, if successfully developed, the U.S. federal government or any other customer will purchase these robots from us. The U.S. federal government has the right when it contracts to use the technology developed by us to have robots supplied by third parties. Any failure by us to complete the development of these robots, or to achieve successful sales of these robots, would harm our business and results of operations.

Our contracts with the U.S. federal government contain certain provisions that may be unfavorable to us and subject us to government audits, which could materially harm our business and results of operations.
      Our contracts and subcontracts with the U.S. federal government subject us to certain risks and give the U.S. federal government rights and remedies not typically found in commercial contracts, including rights that allow the U.S. federal government to:

•	terminate contracts for convenience, in whole or in part, at any time and for any reason;

•	reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	exercise production priorities, which allow it to require that we accept government purchase orders or produce products under its contracts before we produce products under other contracts, which may displace or delay production of more profitable orders;

•	claim certain rights in products provided by us; and

•	control or prohibit the export of certain of our products.
      Several of our prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for us, especially given the use to which our products may be put.
      In addition, we are subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of our costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Moreover, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the government.
      If any of the foregoing were to occur, or if the U.S. federal government otherwise ceased doing business with us or decreased the amount of business with us, our business and operating results could be materially harmed and the value of your investment in our common stock could be impaired.

Some of our contracts with the U.S. federal government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
      Some of our contracts allow the U.S. federal government rights to use, or have others use, patented inventions developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data without constraining the recipient in how that data is used. The ability of third parties to use patents and technical data for government purposes creates the possibility that the government could attempt to establish additional sources for the products we provide that stem from these contracts. It may also allow the government the ability to negotiate with us to reduce our prices for products we provide to it. The potential that the government may release some of the technical data without constraint creates the possibility that third parties may be able to use this data to compete with us in the commercial sector.

Government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
      Government contracts are frequently awarded only after formal competitive bidding processes, which are protracted. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to protest certain contract awards through various agency, administrative and judicial channels. If any of the government contracts awarded to us are protested, we may be required to expend substantial time, effort and financial resources without realizing any revenue with respect to the potential contract. The protest process may substantially delay our contract performance, distract management and result in cancellation of the contract award entirely.

We depend on single source manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements.
      We currently depend on one contract manufacturer, Jetta Company Limited, to manufacture our consumer products at a single plant in China and rely on one contract manufacturer, Gem City Engineering Corporation, to manufacture our military products at a single plant in the United States. Moreover, we do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.
      Our reliance on these contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	lack of enforceable contractual provisions over the production and costs of consumer products;

•	risk of loss of inventory while in transit from China; and

•	risks associated with international commerce with China, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.
      Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, while our contract obligations with our contract manufacturer in China are typically denominated in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, the Chinese government announced in 2005 that the Chinese yuan has moved to a managed floating exchange rate regime, which could lead to our suppliers in China negotiating increased pricing terms with us.

Any efforts to expand our product offerings beyond our current markets may not succeed, which could negatively impact our operating results.
      We have focused on selling our robots in the consumer and military markets. We plan to expand into other markets. Efforts to expand our product offerings beyond the two markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.
      Our headcount and operations are growing rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From December 31, 2004 to December 31, 2005, the number of our employees increased from 148 to 276. We anticipate further growth will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.
      In addition, to manage the expected continued growth of our headcount and operations, we will need to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

If the consumer robot market does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to achieve our anticipated level of growth.
      We derive a substantial portion of our revenue from sales of our consumer robots. For the year ended December 31, 2005 and 2004, consumer robots accounted for 65.4% and 73.8% of total revenue respectively. We cannot accurately predict the future growth rate or the size of the consumer robot market. Demand for consumer robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods. The expansion of the consumer robot market and the market for our products depends on a number of factors, such as:

•	the cost, performance and reliability of our products and products offered by our competitors;

•	public perceptions regarding the effectiveness and value of robots;

•	customer satisfaction with robots; and

•	marketing efforts and publicity regarding robots.
      Even if consumer robots gain wide market acceptance, our robots may not adequately address market requirements and may not continue to gain market acceptance. If robots generally, or our robots specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth, and our revenue and results of operations would suffer.

Our business and results of operations could be adversely affected by significant changes in the policies and spending priorities of governments and government agencies.
      We derive a substantial portion of our revenue from sales to and contracts with U.S. federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. For the years ended December 31, 2005 and December 31, 2004, U.S. federal government orders, contracts and subcontracts accounted for 28.3% and 20.1%, of total revenue, respectively. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. We cannot assure you that future levels of expenditures and authorizations will continue for governmental programs in which we provide products and services. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our government product and funded research and development revenues and prospects, which would harm our business, financial condition and operating results. Our operating results may also be negatively impacted by other developments that affect these governments and government agencies generally, including:

•	changes in government programs that are related to our products and services;

•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•	changes in political or public support for security and defense programs;

•	delays or changes in the government appropriations process;

•	uncertainties associated with the war on terror and other geo-political matters; and

•	delays in the payment of our invoices by government payment offices.
      These developments and other factors could cause governments and governmental agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.
      We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners; we also compete in some cases with providers of traditional vacuum cleaners. Our current principal competitors include:

•	developers of robotic floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/ Metapo, Inc., Matsutek Enterprises Co Ltd. and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.
      In the event that the robot market expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. Increased competitive pressure could result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results.
      The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products. Our failure to compete successfully could cause our revenue and market share to decline, which would negatively impact our results of operations and financial condition.

Our business is significantly seasonal and, because many of our expenses are based on anticipated levels of annual revenue, our business and operating results will suffer if we do not achieve revenue consistent with our expectations.
      Our consumer product revenue is significantly seasonal. Historically, as much as 75% of our revenue from sales of consumer products has been, and a majority of such revenue is expected to continue to be, generated in the second half of the year. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.
      We base our current and future expense levels on our internal operating plans and sales forecasts, including forecasts of holiday sales for our consumer products. Most of our operating expenses, such as research and development expenses, advertising and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a quarter, particularly the final quarter of a fiscal year, are below our expectations, we might not be able to reduce operating expenses for that quarter and, therefore, would not be able to reduce our operating expenses for the fiscal year. Accordingly, a sales shortfall during a fiscal quarter, and in particular the fourth quarter of a fiscal year, could have a disproportionate effect on our operating results for that quarter or that year. As a result of these factors, we may report operating results that do not meet the expectations of equity research analysts and investors. This could cause the trading price of our common stock to decline.

If critical components of our products that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.
      We and our outsourced manufacturers obtain hardware components, various subsystems and raw materials from a limited group of suppliers. We do not have any long-term agreements with these suppliers obligating them to continue to sell components or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross profit and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.
      Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, friendly user interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins. For instance, we are engaged in a dispute relating to a contract, entered into in 2001, with a UK government agency that is claiming it is entitled to a refund of all payments made by it for the design and development of a robot for ordnance disposal. Moreover, because military robots are used in dangerous situations, the failure or malfunction of any of these robots, including our own, could significantly damage our reputation and support for robot solutions in general. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

The robot industry is and will likely continue to be characterized by rapid technological change, which will require us to develop new products and product enhancements, and could render our existing products obsolete.
      Continuing technological changes in the robot industry and in the markets in which we sell our robots could undermine our competitive position or make our robots obsolete, either generally or for particular types of services. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our robots. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to forego purchases of our products and purchase our competitors’ products. Moreover, the development of new products has required, and will require, that we expend significant financial and management resources. We have incurred, and expect to continue to incur, significant research and development expenses in connection with our efforts to expand our product offerings. If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, or we could experience operating losses. Moreover, if we are unable to offset our product development costs through sales of existing or new products or product enhancements, our operating results and gross margins would be negatively impacted.

If we are unable to attract and retain additional skilled personnel, we may be unable to grow our business.
      To execute our growth plan, we must attract and retain additional highly-qualified personnel. Competition for hiring these employees is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating robots. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.
      If the size of our markets increases, we would be more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. In addition, the vendors from which we license technology used in our products could become subject to similar infringement claims. Our vendors or we may not be able to withstand third-party infringement claims. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our retail and distribution partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain or increase our consumer robot sales through our primary distribution channels, which include third-party retailers, our product sales and results of operations would be negatively impacted.
      Chain stores and other national retailers are the primary distribution channels for our consumer robots and accounted for approximately 47.8% and 57.9% of our total revenue for the years ended December 31, 2005 and 2004, respectively. We do not have long-term contracts regarding purchase volumes with any of our distributors. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our distributors. A decision by a major retail distributor, whether motivated by competitive considerations, financial difficul-

ties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our distributors, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail distributor relationship with us or in a retail distributor’s financial position could cause us to limit or discontinue business with that distributor, require us to assume more credit risk relating to that distributor’s receivables or limit our ability to collect amounts related to previous purchases by that distributor, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our consumer robot sales.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our operating results may suffer.
      We believe that developing and maintaining awareness of the iRobot brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we expect the importance of global brand recognition to increase as competition develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our mass media outreach, in-store training and presentations and public relations, and our ability to provide customers with reliable and technically sophisticated robots at competitive prices. If customers do not perceive our products to be of high quality, our brand and reputation could be harmed, which could adversely impact our financial results. In addition, brand promotion efforts may not yield significant revenue or increased revenue sufficient to offset the additional expenses incurred in building our brand. If we incur substantial expenses to promote and maintain our brand, we may fail to attract sufficient customers to realize a return on our brand-building efforts, and our business would suffer.

If our existing collaborations are unsuccessful or we fail to establish new collaborations, our ability to develop and commercialize additional products could be significantly harmed.
      If we cannot maintain our existing collaborations or establish new collaborations, we may not be able to develop additional products. We anticipate that some of our future products will be developed and commercialized in collaboration with companies that have expertise outside the robot field. For example, we are currently collaborating with Deere & Company on the development of the R-Gator unmanned ground vehicle, and The Clorox Company on the cleaning solution used in our Scooba floor washing robot. Under these collaborations, we may be dependent on our collaborators to fund some portion of development of the product or to manufacture and market either the primary product that is developed pursuant to the collaboration or complementary products required in order to operate our products. In addition, we cannot assure you that we will be able to establish additional collaborative relationships on acceptable terms.
      Our existing collaborations and any future collaborations with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•	our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products;

•	our existing collaborations are and future collaborations may be subject to termination on short notice;

•	our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with our products, which could affect our collaborators’ commitment to the collaboration with us;

•	reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators could reduce our revenue;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or harm our reputation in the business and financial communities; and

•	our collaborators may pursue higher priority programs or change the focus of their development programs, which would weaken our collaborators’ commitment to us.

We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee may impair our ability to operate effectively.
      Our success depends upon the continued services of our senior management team and key technical employees, such as our project management personnel and roboticists. Moreover, we often must comply with provisions in government contracts that require employment of persons with specified levels of education and work experience. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. In addition, because of the highly technical nature of our robots, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

We are subject to extensive U.S. federal government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
      As a contractor and subcontractor to the U.S. federal government, we are subject to and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Among the most significant regulations affecting our business are:

•	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

•	the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government, and impose penalties on the basis of false statements, even if they do not result in a payment; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
      Also, we need special clearances to continue working on and advancing certain of our projects with the U.S. federal government. For example, if we were to lose our security clearance, we would be unable to continue to participate in the U.S. Army’s Future Combat Systems program. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.
      Our failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our suspension or debarment from contracting with the federal government generally, any of which would harm our business, financial condition and results of operations.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
      Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Significant technology used in our products, however, is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. In addition, the laws of countries other than the United States in which we market our products may afford little or no effective protection of our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Some of our contracts with the U.S. federal government allow the federal government to disclose technical data regarding the products developed on behalf of the government under the contract without constraining the recipient on how it is used. This ability of the government creates the potential that third parties may be able to use this data to compete with us in the commercial sector. If we fail to protect our intellectual property and other proprietary rights, our business, results of operations or financial condition could be materially harmed.
      In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. We may be required to expend significant resources to monitor and protect our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we were to prevail.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
      As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	Assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products; and

•	inability to generate sufficient revenue to offset acquisition costs.

      Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
      Prior to November 9, 2005, we were a private company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain and/or renew our director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in 2006, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
      We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•	hire additional roboticists and other personnel;

•	develop new or enhance existing robots and robot accessories;

•	enhance our operating infrastructure;

•	acquire complementary businesses or technologies; or

•	otherwise respond to competitive pressures.
      If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited.

Environmental laws and regulations and unforeseen costs could negatively impact our future earnings.
      The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. We also face increasing complexity in our product design as we adjust to new and upcoming requirements relating to our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). Similar laws and regulations have been or may be enacted in other regions, including in the United States, Canada, Mexico, China and Japan. There is no assurance that such existing laws or future laws will not impair future earnings or results of operations.

Business disruptions resulting from international uncertainties could negatively impact our profitability.
      We derive, and expect to continue to derive, a portion of our revenue from international sales in various European markets, Canada, Japan, Korea and Singapore. For the fiscal years ended December 31, 2005 and 2004, sales to non-U.S. customers accounted for 9.9% and 7.4% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in multiple countries;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;

•	fewer legal protections for intellectual property;

•	foreign and U.S. taxation issues and international trade barriers;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	potential fluctuations in foreign economies;

•	Government currency control and restrictions on repatriation of earnings;

•	Fluctuations in the value of foreign currencies and interest rates;

•	general economic and political conditions in the markets in which we operate;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.
      Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales, including sales to customers outside the United States, are primarily denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

If we are unable to continue to obtain U.S. federal government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which would harm our ability to generate revenue.
      We must comply with U.S. laws regulating the export of our products. In addition, we are required to obtain a license from the U.S. federal government to export our PackBot line of tactical military robots. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could materially harm our business, operating results and ability to generate revenue.
Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be available on a consistent basis, which could depress the market price of our common stock.
      Prior to November 9, 2005, there was no public market for our common stock. An active trading market for shares of our common stock may not be available or be sustained on a consistent basis. If no trading market is sustained, securities analysts may not initiate or maintain research coverage of our company, which could further depress the market for our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
      Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements entered into in connection with our initial public offering. As of February 28, 2006 we had 23,425,029 shares of common stock outstanding, of which 18,562,281 shares, or 79.2%, will be eligible for sale, subject to any applicable volume limitations under federal securities laws, in the near future as set forth below.

Number of	% of Total
Shares	Outstanding	Date Available for Sale Into Public Market

18,467,109	78.8%	On May 7, 2006, subject to extension in specified instances, due to expiration of lock-up agreements between the holders of these shares and the underwriters in our initial public offering. However, Morgan Stanley & Co. Incorporated and J.P Morgan Securities Inc. can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time
95,172	0.4%	On May 7, 2006, subject to extension in specified instances, due to expiration of lock-up agreements between the holders of these shares and us. However, with the underwriters’ consent, we can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time

      These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.
      Immediately following our initial public offering, our directors and executive officers and their affiliates collectively beneficially owned approximately 52.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

Provisions in our certificate of incorporation and by-laws, our shareholder rights agreement or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
      Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	a classified board of directors so that not all members of our board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.
      The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.
      We have also adopted a shareholder rights agreement that entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires or announces its intention to acquire 15% or more of our outstanding common stock.
      In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
      The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      Our corporate headquarters are located in Burlington, Massachusetts, where we lease approximately 82,000 square feet. This lease expires on December 31, 2008. We lease 6,150 square feet of space at an adjacent facility in Burlington for our prototype work on unmanned ground vehicles. We also lease 7,550 square feet in Mysore, India and we lease smaller facilities in Hong Kong; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time in the ordinary course of our business, we may be involved in disputes or litigation relating to claims arising out of our operations. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially and adversely affect our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On October 10, 2005, we sent a written consent to our stockholders requesting approval of the following matters in connection with our proposed initial public offering: (i) the amendment and restatement of our Amended and Restated Certificate of Incorporation to provide for certain corporate governance requirements and increases to our authorized capital stock to be effective prior to the closing of the offering; (ii) the election of Colin M. Angle and Ronald Chwang, to serve as Class I directors until the date of the annual meeting of stockholders next following the year ending December 31, 2005 or until his earlier death, resignation or removal; (iii) the election of Helen Greiner, George C. McNamee and Peter Meekin to serve as Class II directors until the date of the annual meeting of stockholders next following the year ending December 31, 2006 or until his or her earlier death, resignation or removal; (iv) the election of Rodney A. Brooks, Andrea Geisser and Jacques S. Gansler to serve as Class III directors until the date of the annual meeting of stockholders next following the year ending December 31, 2007 or until his earlier death, resignation or removal; (v) the amendment and restatement of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (vi) the further amendment and restatement of our Amended and Restated Certificate of Incorporation to eliminated the terms of our preferred stock outstanding prior to the closing of the offering; and (vii) the adoption of our 2005 Stock Option and Incentive Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.
      A total of 13,527,303 shares of our stock out of 19,964,633 shares issued and outstanding (on an as-converted to common stock basis) voted in favor of these matters.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock commenced trading on the Nasdaq National Market on November 9, 2005 under the symbol “IRBT”. The following table sets forth the high and low sale prices for our common stock for fiscal 2005 since our initial public offering as reported on the Nasdaq National Market.

	High	Low

Fiscal 2005:
Fourth quarter*	$37.33	$26.29

*	Our common stock began trading on November 9, 2005.

      As of February 28, 2006, there were approximately 23,425,029 shares of our common stock outstanding held by approximately 216 stockholders of record and the last reported sale price of our common stock on the Nasdaq National Market on February 28, 2006 was $27.50 per share.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities
      In November 2005, we issued 16,155 shares of common stock to a bank upon its exercise of a warrant to purchase shares of common stock, pursuant to the conversion rights contained in the warrant agreement.
      In connection with our initial public offering, all outstanding shares of our Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock and Series F convertible preferred stock were converted into 9,557,246 shares of common stock.
      The issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.
      During the period from January 1, 2005 through the closing of our initial public offering on November 15, 2005, we granted options to purchase an aggregate of 1,148,475 shares of our common stock pursuant to our 2004 Stock Option and Incentive Plan and 2005 Stock Option and Incentive Plan, at a weighted average exercise price of $10.3497 per share. In addition, we issued 426,533 shares of common stock during the period covered by this report in connection with the exercise of outstanding options under our 1994 Stock Option Plan, our 2001 Special Stock Option Plan, our 2004 Stock Option and Incentive Plan, and our 2005 Stock Option and Incentive Plan by 53 optionees, at a weighted exercise price of $1.3956 per share. These option exercises resulted in aggregate proceeds to us of approximately $595,252. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.
      The aggregate net proceeds from the sale by us of 3,260,870 shares of our common stock, $0.01 par value, in our initial public offering was approximately $70.4 million. We did not receive any proceeds from the sale by selling shareholders of 1,684,130 shares of our common stock sold in the initial public offering. The representatives for the several underwriters in the offering were Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., First Albany Capital Inc., Needham & Company, LLC and Adams Harkness, Inc.. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-126907). To date, none of our net proceeds from the initial public offering has been applied. Pending such application we have invested the net proceeds of the offering in cash, cash equivalents and auction rate securities with maturities ranging from 30 to 90 days in accordance with our investment policy. None of our net proceeds were paid directly or indirectly to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.
Issuer Purchases of Equity Securities
      During the quarter ended December 31, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers”, of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected historical financial data set forth below as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except earnings per share amounts)
Consolidated Statement of Operations:
Revenue
Product revenue(1)	$124,547	$82,147	$45,896	$6,955	$1,408
Contract revenue	17,352	12,365	7,661	7,223	12,077
Royalty revenue	69	531	759	639	27

Total revenue	141,968	95,043	54,316	14,817	13,512
Cost of Revenue
Cost of product revenue	81,822	59,321	31,194	4,896	1,148
Cost of contract revenue	12,476	8,371	6,143	11,861	8,566

Total cost of revenue	94,298	67,692	37,337	16,757	9,714

Gross Profit (Loss)(1)	47,670	27,351	16,979	(1,940)	3,798
Operating Expenses
Research and development	11,506	5,504	3,848	1,736	1,846
Selling and marketing(2)	21,765	14,106	12,757	1,911	—
General and administrative	11,891	7,298	7,764	5,217	4,669
Stock-based compensation	398	—	—	—	—

Total operating expenses	45,560	26,908	24,369	8,864	6,515

Operating Income (Loss)	2,110	443	(7,390)	(10,804)	(2,717)
Net Income (Loss)	$2,610	$219	$(7,411)	$(10,774)	$(2,632)

Net Income (Loss) Attributable to Common Stockholders	$1,553	$118	$(7,411)	$(10,774)	$(2,632)

Net Income (Loss) Per Common Share
Basic	$0.13	$0.01	$(0.79)	$(2.00)	$(0.50)
Diluted	$0.11	$0.01	$(0.79)	$(2.00)	$(0.50)
Shares Used in Per Common Share Calculations
Basic	12,007	9,660	9,352	5,391	5,312
Diluted	14,331	19,183	9,352	5,391	5,312

(1)	Beginning in the first quarter of 2004, we converted from recognizing revenue from U.S. consumer product sales on a “sell-through” basis (when retail stores sold our robots) to a “sell-in” basis (when our robots are shipped to retail stores). As a result of this conversion, our revenue and gross profit in the first quarter of 2004 included $5.7 million and $2.5 million, respectively, from robots shipped prior to 2004.

(2)	In 2001, we did not separately break out selling and marketing expenses from general and administrative expenses.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,064	$19,441	$4,620	$3,014	$7,179
Total assets	124,935	45,137	27,827	8,705	10,580
Total liabilities	37,379	31,921	25,624	12,049	3,182
Total redeemable convertible preferred stock	—	37,506	27,562	14,639	14,639
Total stockholders’ equity (deficit)	87,556	(24,290)	(25,359)	(17,983)	(7,241)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
      iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s FCS program and, in conjunction with Deere & Company, the R-Gator unmanned ground vehicle. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
      As of December 31, 2005, we had 276 full-time employees, of whom over 100 are engineers specializing in the design of robots. We have developed expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

      Over the past four years, we have sold more than 1.5 million of our home floor care robots. We have also sold to the U.S. military more than 300 of our PackBot tactical military robots, most of which have been deployed on missions in Afghanistan and Iraq.
      Although we have successfully launched consumer and military products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and military products, our ability to obtain U.S. federal government funding for research and development programs, and our ability to successfully develop and introduce products and product enhancements.

Initial Public Offering
      On November 15, 2005, we completed our initial public offering of 4,945,000 shares of common stock at $24.00 per share, comprised of 3,260,870 primary shares and 1,684,130 shares offered by selling stockholders, which includes the exercise of the over-allotment option by the underwriters of the offering. In connection with the offering, all of the outstanding shares of our preferred stock were converted into an equal number of shares of common stock. The sale of the 3,260,870 shares of common stock in connection with our initial public offering resulted in net proceeds to us of approximately $70.4 million after deducting underwriters’ discounts and offering-related expenses. A summary of the terms of the offering can be found in our Registration Statement No. 333-126907 on Form S-1, as amended, as filed with the Securities and Exchange Commission.

Revenue
      We currently derive revenue from product sales and research and development services. Product revenue is derived from the sale of our various home floor care and PackBot robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of industrial partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services and the wider distribution of our robots.
      We currently derive a majority of our product revenue from the sale of our home floor care robots and our PackBot tactical military robots. For the fiscal years ended December 31, 2005 and 2004, product revenues accounted for 87.7% and 86.4% of total revenue, respectively. For the fiscal years ended December 31, 2005 and 2004, our funded research and development contracts accounted for approximately 12.2% and 13.0% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.
      We have historically derived royalty revenue from the licensing of technology to a third party. Due to the discontinuation of sales of the third-party products incorporating our technology, we do not expect to generate significant royalty revenue in the future from our existing products.
      For the fiscal years ended December 31, 2005 and 2004 approximately 78.6% and 82.2%, respectively, of our consumer product revenue resulted from sales to 15 customers, primarily U.S. retailers. In addition, 87.5% and 86.3% of military product revenue, and 71.6% and 78.1% of funded research and development contract revenue, resulted from orders and contracts with the U.S. federal government in the fiscal years ended December 31, 2005 and 2004, respectively.
      For the fiscal years ended December 31, 2005 and 2004, sales to non-U.S. customers accounted for 9.9% and 7.4% of total revenue, respectively.
      Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. In 2002, when our Roomba robot was first commercially introduced and throughout 2003, we recognized revenue from our U.S. consumer product sales on a “sell-through basis” (when retail stores sold our Roomba robots to end users). In the first quarter of 2004, we began recognizing revenue from U.S. consumer product sales on a “sell-in basis” (when our robots are shipped by us to the retail stores). As a result of this change in accounting treatment, in the first quarter of 2004 we recognized $5.7 million of product revenue from products shipped prior to 2004. This one-time increase impacts period-to-period comparisons relating to 2004. Revenue from sales of our military robots is recognized upon the later to occur of shipment or customer acceptance.
      Revenue from consumer product sales is significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). The timing of holiday season shipments could materially affect our third or fourth quarter consumer product revenue in any fiscal year. Revenue from our military robot sales and revenue from funded research and development contracts are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government, but are not otherwise significantly seasonal. In addition, our revenue can be affected by the timing of the release of new products and the award of new contracts.

Cost of Revenue
      Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 31, 2005 and 2004, cost of product revenue was 65.6% and 72.2% of total product revenue, respectively. Raw material costs, which are our most significant cost items, generally have not fluctuated materially as a percentage of revenue since the introduction of our robots in 2002. There can be no assurance, however, that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. Compared to our PackBot tactical military robots, labor costs for our home floor cleaning robots comprise a greater percentage of the associated cost of revenue. We outsource the manufacture of our home floor cleaning robots to a contract manufacturer in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home floor cleaning robots could increase in the future.
      Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 31, 2005 and 2004, cost of contract revenue was 71.9% and 67.7% of total contract revenue, respectively.

Gross Profit
      Our gross profit as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold and the total sales volume. Currently, our consumer robots typically have a higher gross profit as a percentage of revenue than our military robots due to lower-volume production of our military robots. For the years ended December 31, 2005 and 2004, gross profit was 33.6% and 28.8% of total revenue, respectively.
      As a result of the change in accounting from a “sell-through” to “sell-in” basis, we recognized $2.5 million of gross profit in the first quarter of 2004, which disproportionately increased our gross profit as a percentage of revenues in that quarter and in 2004.

Research and Development Expenses
      Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.
      We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. An example of this is the engineering design center we opened in India late in 2005. Substantially all of our research and development is performed in the United States, although we maintain engineering personnel in India and Hong Kong to serve as a liaison between our U.S.-based engineering staff and our outsourced manufacturer in China. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. Accordingly, we anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future.
      For the fiscal years ended December 31, 2005 and 2004, research and development expense was $11.5 million and $5.5 million, or 8.1% and 5.8% of total revenue, respectively.
      In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the fiscal years ended December 31, 2005 and 2004, these expenses amounted to $12.5 million and $8.4 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling, General and Administrative Expenses
      Our selling, general and administrative expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	advertising, marketing and other brand-building costs;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.
      As we focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase both in absolute dollars and as a percentage of sales for the foreseeable future, as we intend to continue aggressively building on the iRobot brand. We also expect our general and administrative expenses will increase due to the costs associated with being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, directors’ and officers’ liability insurance, increased professional services, and a new investor relations function.
      For the fiscal years ended December 31, 2005 and 2004, selling, general and administrative expense was $33.7 million and $21.4 million, or 23.7% and 22.5% of total revenue, respectively.

Stock-Based Compensation Expenses
      We have recorded deferred stock-based compensation expense related to grants of stock options made after January 1, 2005. This amount represents the difference between the exercise price of an option awarded to an employee and the amount retrospectively assessed to be the fair market value of the underlying shares on the date of grant. We incur stock-based compensation expense as we amortize the deferred stock-based compensation amounts over the related vesting periods, up to five years. In addition, we have awarded options to non-employees to purchase our common stock. Stock-based compensation expenses related to non-employees are measured on a fair-value basis using the Black-Scholes valuation model on the date of grant and amortized over the applicable vesting period.
      Deferred stock-based compensation based on outstanding stock options at December 31, 2005 is approximately $3.0 million. In addition, we expect to record aggregate amortization of stock-based compensation expense of approximately $0.7 million, $0.7 million, $0.7 million, $0.7 million and $0.2 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively, from these outstanding options, subject to continued vesting of options.
      As further described in Accounting for Stock-Based Awards, we currently anticipate that the adoption of SFAS No. 123R will result in approximately $3.0 million of additional stock compensation expense in fiscal 2006.
      For the fiscal year ended December 31, 2005 and 2004, stock-based compensation expense was $0.4 million and zero dollars, or 0.3% and zero percent of total revenue, respectively.

Fiscal Periods
      Historically, our fiscal year ended on December 31 and our fiscal quarters ended on March 31, June 30, September 30 and December 31. Reference to fiscal 2004, for example, refers to the fiscal year ended December 31, 2004. Beginning in fiscal 2005, we operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, each of our fiscal quarters ends on the Saturday that falls closest to the last day of the third calendar month of the quarter.
Critical Accounting Policies and Estimates
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
      We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition
      We recognize revenue from sales of consumer products under the terms of the customer agreement upon transfer of title to the customer, provided the price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. We have historically not taken product returns except for defective products. Accordingly, we reduce revenue for our estimates of liabilities for these rights at the time the related sale is recorded. We establish a provision for sales returns for products sold by resellers directly or through our distributors based on historical return experience. We have aggregated and analyzed historical returns from resellers and end users which form the basis of our estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our returns reserve is calculated as a percentage of gross consumer product revenue. A one percentage point increase or decrease in our actual experience of returns would have a material impact on our quarterly and annual results of operations. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. Through 2003, we recognized revenue on sales to certain distributors and retail customers upon their sale to the end user. Starting in the first quarter of 2004, as a result of our accumulation of sufficient experience to reasonably estimate allowances for product returns, we adopted the standard industry practice of recognizing revenue on all sales upon delivery of product to distributors and retail stores and established a related allowance for future returns based upon historical experience. If future trends or our ability to estimate were to change significantly from those experienced in the past, incremental reductions or increases to revenue may result based on this new experience.
      Under cost-plus research and development contracts, we recognize revenue based on costs incurred plus a pro-rata portion of the total fixed fee. We recognize revenue on fixed-price contracts using the percentage-of-completion method. Costs and estimated gross profits on contracts are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and are recorded or recognized, as the case may be, in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards
      We apply Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations (Opinion 25), in accounting for our stock-based compensation plan. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices only to the extent that such exercise prices are less than the fair market value at the date of grant. We follow the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation(SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.
      We have historically granted stock options at exercise prices equivalent to the fair value of our common stock as estimated by our board of directors, with input from management, as of the date of grant. Because there was no public market for our common stock prior to our initial public offering on November 9, 2005, our board of directors determined the fair value of our common stock by considering a number of objective and subjective factors, including our operating and financial performance and corporate milestones, the prices at which we sold shares of convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the risk and the historical, non-liquid nature of our common stock. We have not historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of stock options, we believed our estimates of the fair value of our common stock to be reasonable based on the foregoing factors.
      In connection with our initial public offering, we retrospectively assessed the fair value of our common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, we determined that the fair market values used in granting options for the period from July 1, 2004 to December 31, 2004 were reasonable and appropriate. For the period from January 1, 2005 through November 8, 2005, we determined that the estimated fair value of our common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, our improving operating results and the achievement of other corporate milestones in 2005. Consequently as more fully disclosed in Note 10 to our consolidated financial statements, we recorded deferred compensation expense associated with these grants of approximately $3.4 million in the twelve months ended December 31,

2005. We recorded $0.4 million of aggregate amortization of stock-based compensation expense in the fiscal year ended December 31, 2005 and expect to record aggregate amortization of stock-based compensation expense of $0.7 million, $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2006, 2007, 2008, 2009 and 2010, respectively.
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Instead, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period, which is usually the vesting period.
      We have adopted Statement No. 123R effective January 1, 2006 using the “modified-prospective method.” Under this method, awards that are granted, modified, or settled after the date of adoption are measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date of SFAS 123R will continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the financial statements. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Based on our preliminary determination we expect that the adoption of SFAS No. 123R will result in approximately $3.0 million of additional stock compensation expense in fiscal 2006.

Accounting for Income Taxes
      Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
      To date, for U.S. federal income tax purposes, we have operated in a loss position. We have $10.8 million of net operating loss carry-forwards as of December 31, 2005, although the use of these net operating loss carry-forwards may be limited by changes in our ownership. We expect that these net operating loss carry-forwards will impact our effective tax rate over the next several years. There, however, can be no assurance as to the rate at which these net operating loss carry-forwards can be utilized, or as to whether there will be any other tax incentives available after 2005.
      We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to stock compensation.

Warranty
      We provide a one-year warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Inventory Valuation
      We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the seasonality of our consumer product sales and inventory levels, obsolescence of technology and product life cycles, we generally write down inventory to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross profit if inventory write-downs beyond those initially recorded become necessary. Alternatively, if actual demand and market conditions are more favorable than those we estimated at the time of such a write-down, our gross profit could be favorably impacted in future periods.
Overview of Results of Operations
      The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue
Product revenue(1)	$124,547	$82,147	$45,896
Contract revenue	17,352	12,365	7,661
Royalty revenue	69	531	759

Total revenue	141,968	95,043	54,316

Cost of Revenue
Cost of product revenue	81,822	59,321	31,194
Cost of contract revenue	12,476	8,371	6,143

Total cost of revenue	94,298	67,692	37,337

Gross profit(1)	47,670	27,351	16,979
Operating Expenses
Research and development	11,506	5,504	3,848
Selling and marketing	21,765	14,106	12,757
General and administrative	11,891	7,298	7,764
Stock-based compensation(2)	398	—	—

Total operating expenses	45,560	26,908	24,369

Operating Income (Loss)	2,110	443	(7,390)
Other Income (Expense), Net	676	(80)	15

Income (Loss) Before Income Taxes	2,786	363	(7,375)
Income Tax Expense	176	144	36

Net Income (Loss)	$2,610	$219	$(7,411)

(1)	Beginning in the first quarter of 2004, we converted from recognizing revenue from U.S. consumer product sales on a “sell-through” basis (when retail stores sold our robots) to a “sell-in” basis (when our robots are shipped to retail stores). As a result of this conversion, our revenue and gross profit in the first quarter of 2004 included $5.7 million and $2.5 million, respectively, from robots shipped prior to 2004.

(2)	Stock-based compensation recorded in 2005 breaks down by expense classification as follows. In 2004 and 2003 we did not have any stock-based compensation.

Year Ended
December 31, 2005

(In thousands)
Cost of product revenue	$58
Cost of contract revenue	33
Research and development	95
Selling and marketing	32
General and administrative	180

Total stock-based compensation	$398

      The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 31,

	2005	2004	2003

Revenue
Product revenue	87.8%	86.4%	84.5%
Contract revenue	12.2	13.0	14.1
Royalty revenue	0.0	0.6	1.4

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	57.6	62.4	57.4
Cost of contract revenue	8.8	8.8	11.3

Total cost of revenue	66.4	71.2	68.7

Gross profit	33.6	28.8	31.3
Operating Expenses
Research and development	8.1	5.8	7.1
Selling and marketing	15.3	14.8	23.5
General and administrative	8.4	7.7	14.3
Stock-based compensation	0.3	—	—

Total operating expenses	32.1	28.3	44.9

Operating Income (Loss)	1.5	0.5	(13.6)
Other Income (Expense), Net	0.4	(0.1)	—

Income (Loss) Before Income Taxes	1.9	0.4	(13.6)
Income Tax Expense	0.1	0.2	—

Net Income (Loss)	1.8%	0.2%	(13.6)%

Comparison of Years Ended December 31, 2005 and 2004

Revenue
      Our revenue increased 49.4% to $141.9 million in fiscal 2005 from $95.0 million in fiscal 2004. Revenue increased approximately $22.6 million, or 31.7%, in our consumer business and $24.7 million, or 106.4%, in our government and industrial business.
      The increase in revenue from our consumer products was primarily driven by continued demand for our Roomba floor vacuuming robots and to a lesser degree, for our Scooba floor washing robot, as it was released late in 2005. During the year we added four retailers to our retail network, which accounted for 5% of our total revenue during the period and increased the total number of retailers offering our products to 19. During fiscal

2005, we also reduced our consumer products return reserve accrual rate based on an analysis that indicated that our actual customer return rates had decreased significantly and, accordingly, during the third quarter we revised our returns reserve rate and reduced the returns reserve as of October 1, 2005. As a result of this decrease, during the third quarter of 2005, we recognized an additional $2.7 million of consumer product revenue related to robots shipped both during the third quarter of 2005 and during prior periods.
      The increase in revenue from our government and industrial business in fiscal 2005 as compared to fiscal 2004 was due primarily to increased revenue from sales of our military robots, including the shipment of 152 of our PackBot tactical military robots to the U.S. Navy, and a significant increase in contract revenues generated under funded research and development contracts, including under the Future Combat Systems program.
      Our revenue in fiscal 2004 was positively impacted by our conversion in accounting for U.S. consumer product sales from a “sell-through” basis (when retail stores sell our Roomba robots to their customers) to a “sell-in” basis (when our robots are shipped by us to the retail stores). As a result of this conversion, in 2004 we recognized $5.7 million of product revenue from products shipped by us prior to fiscal 2004.

Cost of Revenue
      Our cost of revenue increased to $94.3 million in fiscal 2005, compared to $67.7 million in fiscal 2004. The increase is primarily attributable to a 136.8% increase in the unit sales of our PackBot robots in fiscal 2005 as compared to fiscal 2004, and a $4.1 million increase in costs associated with the $5.0 million increase in contract revenue. Unit sales in our consumer business increased by approximately 12.0% in fiscal 2005 as compared to fiscal 2004. After giving effect to the impact of converting to “sell-in” accounting in the first quarter of fiscal 2004 as described above, the increase was 2.3%. In addition to the changes in sales volume, the unit costs of manufacturing our consumer robots increased by approximately 17.9% over the comparable period in fiscal 2004 related primarily to an increase in costs associated with the production of the second generation Roomba robots and a shift in the mix of the consumer robots that we sold. The unit costs of manufacturing our PackBot robots decreased by approximately 12.6% over the comparable period in fiscal 2004 primarily as a result of manufacturing economies of scale.

Gross Profit
      Gross profit increased 74.3% to $47.7 million in fiscal 2005, from $27.4 million in fiscal 2004. Gross profit as a percentage of revenue increased to 33.6% in fiscal 2005 from 28.8% of revenue in fiscal 2004. The 4.8% percentage point increase in gross profit as a percent of revenue in fiscal 2005 was primarily due to improved gross profit of 6.0% on our consumer and government and industrial robots, including a gross profit increase resulting from the reduction of our returns reserve. The favorable impact from improved product gross profit was offset by approximately 0.7% as the result of lower gross profit realized on funded research and development contracts and, to a lesser extent, a decrease in gross profit from royalty revenue for fiscal 2005. Gross profit in fiscal 2004 included $2.5 million as a result of the change in accounting from a “sell-through” to “sell-in” basis.

Research and Development
      Research and development expenses increased approximately 109.0% to $11.5 million (8.1% of revenue) in fiscal 2005 from $5.5 million (5.8% of revenue) in fiscal 2004. The increase in research and development expenses was primarily due to increased headcount in our internal research and development function to 72 employees at December 31, 2005 from 48 employees at December 31, 2004. For fiscal years 2005 and 2004 we incurred the majority of our internal (non-funded) research and development expenses to support the development of enhancements to our Roomba product line as well as our Scooba floor washing robot development which began in early 2004. In fiscal 2006, we intend to accelerate our investment in research and development to respond to and anticipate customer needs. Accordingly, we anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future.

      In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal year 2005 these expenses amounted to $12.5 million compared to $8.4 million for the comparable period in 2004. The increase in these expenses was primarily due to increased headcount in our research and development function to 48 employees at December 31, 2005 from 18 employees at December 30, 2004. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling and Marketing
      Selling and marketing expenses increased 54.2% to $21.8 million (15.3% of revenue) in fiscal 2005 from $14.1 million (14.8% of revenue) in fiscal 2004. The increase in selling and marketing expense was primarily due to an increase in direct marketing and advertising programs and promotional expenses in support of the Roomba product line, including our Roomba Scheduler robot, which was launched in the third quarter of 2005, as well as increased salaries and related personnel costs associated with the expansion of our selling and marketing headcount to 24 employees from 13 employees. In fiscal 2006, we expect to accelerate our investment in national advertising, consumer and trade shows, direct marketing and public relations to further build brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars and as a percentage of total revenue.

General and Administrative
      General and administrative expenses increased 62.9% to $11.9 million (8.4% of revenue) in fiscal 2005 from $7.3 million (7.7% of revenue) in fiscal 2004. The increase in general and administrative expenses was primarily due to increased salaries and related personnel costs associated with the growth in headcount in our general and administrative functions to 61 employees from 33 employees, primarily in the areas of accounting, information technology, human resources, and legal, and the related expenses associated with our preparations to become and operate as a public company during the fiscal year. In fiscal 2006, we anticipate that general and administrative expenses will increase in absolute dollars and as a percentage of total revenue due to the increased costs associated with being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense), Net
      Other income, net amounted to $0.7 million for fiscal 2005 compared to other expense, net of approximately $0.1 million for fiscal 2004. The other income (expense), net was directly related to $0.8 million of interest income earned offset partially by increased franchise taxes associated with our increased capitalization after our initial public offering.

Income Tax Provision
      The provision for income taxes of $0.2 million for fiscal 2005, compared with a provision of $0.1 million for fiscal 2004, represents taxes due based on federal alternative minimum taxes.

Comparison of Years Ended December 31, 2004 and 2003

Revenue
      Our revenue increased 75.0% to $95.0 million in fiscal 2004, from $54.3 million in fiscal 2003. Revenue increased $28.3 million, or 65.6%, in our consumer business and $12.0 million, or 106.6%, in our government and industrial business. The increase in revenue from our consumer products was driven by continued strong demand for our Roomba floor vacuuming robot, originally introduced in late 2002, and in particular by the introduction of the second generation of our Roomba floor vacuuming robots in the third fiscal quarter of fiscal 2004. In addition, during fiscal 2004, we added three retailers to our network, which accounted for approximately 14% of our total revenue during the period and increased the total number of retailers offering our products to 15. The increase in revenue from our government and industrial business was due primarily to increased revenue from sales of our military robots and, to a lesser extent to increased contract revenue. The sales of our military robots in fiscal 2004 were driven by the continued strong demand for our PackBot robot, attributable primarily to the level of hostilities in Afghanistan and Iraq and the need for soldiers to deal with a large number of explosive devices.
      Our revenue in fiscal 2004 was impacted by our conversion in accounting for U.S. consumer product sales from a “sell-through” basis to a “sell-in” basis. As a result of this conversion, we recognized $5.7 million of product revenue in the first quarter of fiscal 2004 from products shipped by us prior to fiscal 2004.

Cost of Revenue
      Our cost of revenue increased to $67.7 million in fiscal 2004 compared to $37.3 million in fiscal 2003. The increase is primarily attributable to a 69.4% increase in the unit sales of consumer robots, a 98.1% increase in the unit sales of our PackBot robots, and a $2.2 million increase in costs associated with the $4.7 million increase in contract revenue. In addition to the changes in sales volume, the unit costs of manufacturing our consumer robots increased by approximately 6.9% over the comparable period in fiscal 2003 related primarily to an increase in costs associated with the production of the second generation Roomba robots. In addition, the unit costs of manufacturing our PackBot robots decreased by approximately 12.4% over the comparable period in fiscal 2003 as a result of manufacturing economies of scale.

Gross Profit
      Gross profit increased 61.1% to $27.4 million in fiscal 2004, from $17.0 million in fiscal 2003. Gross profit as a percentage of revenue decreased to 28.8% in fiscal 2004 from 31.3% of revenue in fiscal 2003. This decrease in gross profit, as a percentage of revenue, was due primarily to the factors described above, as well as a decrease in royalty revenue, and a reduction of the average sales price of our first-generation Roomba robot in anticipation of the introduction of the second-generation robots in mid-2004.

Research and Development
      Research and development expenses increased approximately 43.0% to $5.5 million (5.8% of revenue) in fiscal 2004 from $3.8 million (7.1% of revenue) in fiscal 2003. In fiscal 2004 and fiscal 2003, we incurred the majority of our internal (non-funded) research and development expenses to support the development of enhancements to our Roomba product line resulting in the launch of the second-generation of our Roomba floor vacuuming robots in fiscal 2004. In addition, at the beginning of fiscal 2004, we began product development work on our Scooba floor washing robot. Research and development expenses for our government and industrial business do not include the costs of research funded by various government and industrial third-parties. The direct costs of these funded programs increased by $2.3 million from $6.1 million in fiscal 2003 to $8.4 million in fiscal 2004.

Selling and Marketing
      Selling and marketing expenses increased slightly to $14.1 million (14.8% of revenue) in fiscal 2004 from $12.8 million (23.5% of revenue) in fiscal 2003. The spending in fiscal 2004 and fiscal 2003 reflects the promotion of our Roomba robot which was available for its first full year in 2003, including a significant investment in advertising for market penetration and product and brand awareness. Additionally, our sales and marketing headcount increased during the fiscal year to 13 employees as compared to 10 in fiscal 2003.

General and Administrative
      General and administrative expenses declined slightly to $7.3 million (7.7% of revenue) in fiscal 2004 from $7.8 million (14.3% of revenue) in fiscal 2003. This decrease was primarily attributed to the reduced expenses for outside consultants.

Other Income (Expense), Net
      Other income (expense), net principally consists of interest income on our investment portfolio, partially offset by interest expense as we have occasionally borrowed on a working capital line of credit. Other expense, net for fiscal 2004 amounted to $0.1 million compared to other income, net of $15,000 in fiscal 2003. In fiscal 2004, the other expense, net consisted primarily of interest expense incurred as a result of our borrowings under our working capital line of credit and cash discounts for accelerated payments $0.1 million, partially offset by interest income of $0.1 million earned on our cash portfolio.

Income Tax Provision
      Our income taxes represent primarily state taxes and the impact of applying the alternative minimum tax rules.
Liquidity and Capital Resources
      At December 31, 2005 our principal sources of liquidity were cash and cash equivalents totaling $76.1 million and accounts receivable of $23.0 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting and professional fees associated with this offering.
      We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In fiscal 2005 and 2004, we spent $5.5 million and $3.2 million, respectively, on capital equipment.
      The majority of our consumer products are delivered to our customers directly from our contract manufacturer in China. Accordingly, our consumer product inventory consists of goods shipped to our domestic third-party logistic providers for the fulfillment of domestic retail orders and direct-to-consumer sales. Our inventory of military products is minimal as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped. Based on this approach to production and distribution, we turned our inventory approximately 8 times during fiscal 2005.
      Our consumer product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year. In the past, we have relied on our working capital line of credit to cover the short-term cash needs resulting from the seasonality of our consumer business.

Discussion of Cash Flows
      Net cash used by our operating activities in fiscal 2005 was $8.9 million compared to net cash generated by operating activities of $8.9 million in fiscal 2004 and net cash used by operating activities of $11.3 million in fiscal 2003. The cash used by our operating activities in fiscal 2005 was primarily due to an increase in accounts receivable of $9.8 million, an increase in inventory of $8.2 million, an increase in other current assets of $1.1 million, and an increase in unbilled revenue of $0.7 million, offset by net income of $2.6 million, and an increase in liabilities of approximately $5.5 million. In addition, in fiscal 2005, we had depreciation and amortization of approximately $2.1 million and amortization of deferred compensation of $0.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2005 are directly attributable to the 49.4% growth in revenue from the comparable period in fiscal 2004. The cash provided by our operating activities in fiscal 2004 was primarily due to net income of approximately

$0.2 million, an increase in total liabilities of $7.6 million, a decrease in inventory of $3.8 million, a decrease in unbilled revenue of approximately $0.4 million and a decrease in other assets of approximately $0.4 million, which were partially offset by an increase in accounts receivable of $5.1 million. In addition, in fiscal 2004, we had $1.3 million of depreciation expense and approximately $0.3 million in deferred compensation, both of which represent non-cash expenses. The cash used by our operating activities in fiscal 2003 was primarily due to a net loss of $7.4 million, an increase in accounts receivable and unbilled revenue of approximately $8.0 million, an increase in inventory of $8.8 million and an increase in other assets of approximately $0.1 million, which were partially offset by an increase in total liabilities of $12.3 million. In addition, in fiscal 2003, we had approximately $0.7 million of depreciation expense, which is a non-cash expense. The increase in cash flows provided by operating activities in fiscal 2004 as compared to fiscal 2003 was due primarily to the 75.0% growth in revenue from fiscal 2003.
      Net cash used in our investing activities was $5.5 million in fiscal 2005, $3.2 million in fiscal 2004, and $1.3 million in fiscal 2003. Investment activities throughout the period represent the purchase of capital equipment in support of our growth, including computer equipment, internal use software, furniture and fixtures, engineering and test equipment, and production tooling. A significant portion of the increase in investing activities from fiscal 2003 to fiscal 2004 and from fiscal 2004 to fiscal 2005 reflects the purchase of production tooling in support of the ramp-up of Roomba production and in support of the introduction of the Scooba floor washing robot, respectively.
      Net cash provided by our financing activities was approximately $71.1 million in fiscal 2005, $9.2 million in fiscal 2004 and $14.3 million in fiscal 2003. Net cash provided by our financing activities in fiscal 2005 consisted primarily of $70.4 million of proceeds from our initial public offering and $0.7 million from the exercise of common stock options. Net cash provided by our financing activities in fiscal 2004 consisted primarily of proceeds of $9.9 million from the issuance of a series of convertible preferred stock, approximately $0.3 million from exercises of common stock options and approximately $0.3 million from the issuance of restricted stock, offset by $1.3 million for repayment of borrowings under our working capital line of credit. Net cash provided by our financing activities in fiscal 2003 consisted primarily of proceeds of $12.9 million from the issuance of a series of convertible preferred stock and $1.3 million of borrowings under our working capital line of credit.
      The majority of our long-lived assets for the years ended December 31, 2005, 2004 and 2003 are located in the United States. However, we have invested a significant amount in production tooling for the manufacture of the Roomba and Scooba product lines in China.
      Historically, we have incurred significant losses, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal 2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we achieved profitability in both fiscal 2004 and fiscal 2005. We have not invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our consumer revenue has been highly seasonal. This seasonality tends to result in the net use of cash during the first half of the year and significant generation of cash in the second half of the year. Given the recent success of our products and resulting growth in revenue, we believe that existing cash, cash equivalents, cash provided by operating activities and funds available through our bank line of credit will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.

Working Capital Facility
      On May 26, 2005, we obtained a working capital line of credit with a bank under which we can borrow up to $20.0 million, including a $2.0 million sub-limit for equipment financing. Interest accrues at a variable rate based on prime or published LIBOR rates. The line expires on May 26, 2007 at which time all advances will be immediately due and payable. As of December 31, 2005, we had no amounts outstanding and $20.0 million available under our working capital line of credit. Borrowings are secured by substantially all of our assets other than our intellectual property. The credit facility restricts our ability to:

•	incur or guaranty additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	make loans or investments;

•	sell assets;

•	pay dividends or make distributions on, or repurchase, our stock; or

•	consolidate or merge with other entities.
      In addition, we are required to maintain quarterly tangible net worth thresholds based on our stockholders’ equity under the credit facility that vary by quarter based on anticipated seasonality in our business. These operating and financial covenants may restrict our ability to finance our operations, engage in business activities or expand or pursue our business strategies. At December 31, 2005, we were in compliance with all covenants under the credit facility. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of this credit facility. In addition to a covenant default, other events of default under our credit facility include the filing or entry of a tax lien, attachment of funds or material judgment against us, or other uninsured loss of our material assets. If a default occurs, the bank may require that we repay all amounts then outstanding.

Working Capital and Capital Expenditure Needs
      We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash, cash equivalents, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
      We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005:

	Payments Due by Period

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total

	(In thousands)
Operating leases	$1,785	$3,081	$192	$—	$5,058
Minimum contractual payments	—	1,750	1,750	875	4,375

Total	$1,785	$4,831	$1,942	$875	$9,433

Off-Balance Sheet Arrangements
      As of December 31, 2005, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by us in the first quarter of fiscal 2006. The adoption of SFAS 154 will not have a material effect on our consolidated results of operations and financial condition.
      In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. We have adopted Statement No. 123R effective January 1, 2006 using the “modified-prospective method.” Under this method, awards that are granted, modified, or settled after the date of adoption are measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date of SFAS 123R will continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the financial statements. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Based on our preliminary determination we expect that the adoption of SFAS No. 123R will result in approximately $3.0 million of additional stock compensation expense in fiscal 2006.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for us for fiscal periods beginning January 1, 2006. The adoption of SFAS 151 will not have an effect on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
      Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial.
Interest Rate Sensitivity
      We had unrestricted cash and cash equivalents at December 31, 2005 totaling $76.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2005, all of our investments were held in money market accounts.
      Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At December 31, 2005, there were no amounts outstanding under our working capital line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
iRobot Corporation:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 9, 2006

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,064	$19,441
Accounts receivable, net of allowance of $117 and $50 at December 31, 2005 and 2004, respectively	23,045	13,259
Unbilled revenue	1,424	774
Inventory, net	15,903	7,668
Other current assets	1,533	400

Total current assets	117,969	41,542
Property and equipment, net	6,966	3,513
Other assets	—	82

Total assets	$124,935	$45,137

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,721	$19,581
Accrued expenses	3,484	2,643
Accrued compensation	4,002	3,151
Provision for contract settlements	5,154	5,191
Deferred revenue	1,018	1,288

Total current liabilities	37,379	31,854
Long-term liabilities	—	67
Commitments and contingencies (Note 13):
Redeemable convertible preferred stock (Note 8)	—	37,506
Common stock, $0.01 par value, 100,000 and 35,000 shares authorized and 23,406 and 10,129 issued and outstanding at December 31, 2005 and 2004, respectively	234	101
Additional paid-in capital	114,808	2,925
Note receivable from stockholder	—	(43)
Deferred compensation	(3,210)	(387)
Accumulated deficit	(24,276)	(26,886)

Total stockholders’ equity (deficit)	87,556	(24,290)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$124,935	$45,137

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenue:
Product revenue	$124,547	$82,147	$45,896
Contract revenue	17,352	12,365	7,661
Royalty revenue	69	531	759

Total revenue	141,968	95,043	54,316
Cost of revenue:
Cost of product revenue	81,822	59,321	31,194
Cost of contract revenue	12,476	8,371	6,143

Total cost of revenue	94,298	67,692	37,337

Gross profit	47,670	27,351	16,979
Operating expenses:
Research and development	11,506	5,504	3,848
Selling and marketing	21,765	14,106	12,757
General and administrative	11,891	7,298	7,764
Stock-based compensation(1)	398	—	—

Total operating expenses	45,560	26,908	24,369

Operating income (loss)	2,110	443	(7,390)
Other income (expense), net	676	(80)	15

Income (loss) before income taxes	2,786	363	(7,375)
Income tax expense	176	144	36

Net income (loss)	$2,610	$219	$(7,411)

Net income (loss) attributable to common stockholders	$1,553	$118	$(7,411)

Net income (loss) per share
Basic	$0.13	$0.01	$(0.79)
Diluted	$0.11	$0.01	$(0.79)
Number of shares used in per share calculations
Basic	12,007	9,660	9,352
Diluted	14,331	19,183	9,352

(1)	Stock-based compensation recorded in 2005 breaks down by expense classification as follows:

Year Ended
December 31, 2005

(In thousands)
Cost of product revenue	$58
Cost of contract revenue	33
Research and development	95
Selling and marketing	32
General and administrative	180

Total stock-based compensation	$398

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Note
	Common Stock		Additional	Receivable
			Paid-In	from	Deferred	Accumulated
	Shares	Value	Capital	Stockholder	Compensation	Deficit	Total

	(In thousands, except share amounts)
Balance at December 31, 2002	9,291,760	$93	$1,662	$(43)	$—	$(19,694)	$(17,982)
Issuance of common stock warrants related to debt financing			22				22
Issuance of common stock for exercise of stock options	68,990		12				12
Net loss						(7,411)	(7,411)

Balance at December 31, 2003	9,360,750	93	1,696	(43)	—	(27,105)	(25,359)
Issuance of restricted stock	397,584	4	967		(670)		301
Amortization of deferred compensation relating to restricted stock					283		283
Issuance of common stock for exercise of stock options	371,123	4	262				266
Net income						219	219

Balance at December 31, 2004	10,129,457	101	2,925	(43)	(387)	(26,886)	(24,290)
Amortization of deferred compensation relating to restricted stock					200		200
Issuance of common stock for exercise of stock options	442,204	4	633				637
Repayment of note receivable from stockholder				43			43
Conversion of preferred to common stock	9,557,246	96	37,411				37,507
Proceeds of initial public offering, net of costs	3,260,870	33	70,374				70,407
Conversion of warrants to common stock	16,155						—
Deferred compensation relating to issuance of stock options			3,421		(3,421)		—
Tax benefit of disqualifying dispositions			44				44
Amortization of deferred compensation relating to stock options					398		398
Net income						2,610	2,610

Balance at December 31, 2005	23,405,932	$234	$114,808	$—	$(3,210)	$(24,276)	$87,556

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,610	$219	$(7,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities Depreciation and amortization	2,078	1,314	735
Loss on disposal of fixed assets	—	1	29
Interest expense relating to issuance of warrants	—	—	22
Amortization of deferred compensation	598	283	—
Tax benefit of disqualifying dispositions	44	—	—
Changes in working capital — (use) source
Accounts receivable	(9,786)	(5,122)	(7,481)
Unbilled revenue	(650)	369	(527)
Inventory	(8,235)	3,751	(8,795)
Other assets	(1,051)	420	(146)
Accounts payable	4,140	12,800	1,908
Accrued expenses	842	(159)	2,583
Accrued compensation	851	1,118	295
Provision for contract settlement	(37)	(143)	1,378
Deferred revenue	(270)	(5,913)	5,953
Change in long-term liabilities	(67)	(67)	133

Net cash provided by (used in) operating activities	(8,933)	8,871	(11,324)
Cash flows from investing activities:
Purchase of property and equipment	(5,531)	(3,222)	(1,330)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(14)
Borrowings under revolving line of credit, net	—	(1,339)	1,339
Repayment of note receivable from stockholder	43	—	—
Proceeds from stock option exercises	637	266	12
Proceeds from initial public offering, net offering costs	70,407	—	—
Proceeds from issuance of restricted stock	—	301	—
Net proceeds from sale of preferred stock	—	9,944	12,923

Net cash provided by financing activities	71,087	9,172	14,260

Net increase in cash and cash equivalents	56,623	14,821	1,606
Cash and cash equivalents, at beginning of period	19,441	4,620	3,014

Cash and cash equivalents, at end of period	$76,064	$19,441	$4,620

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$142	$29
Cash paid for income taxes	11	124	14
Supplemental disclosure of noncash investing and financing activities (in thousands)
      During 2005, 2004 and 2003, the Company transferred $327, $186 and $17, respectively, of inventory to fixed assets.
      On November 15, 2005, in connection with the Company’s initial public offering of common stock, the Company converted 9,557 shares of outstanding preferred stock into an equivalent number of shares of common stock.
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
      iRobot Corporation, formerly IS Robotics, Inc., was incorporated in 1990 to develop robotics and artificial intelligence technologies and apply these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales, and government and industrial research and development contracts.
      The Company is subject to risks common to companies in high-tech industries including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products and the need to obtain financing, if necessary.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include those of iRobot and our subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
      The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, lease termination, inventory reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.

Reclassification
      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Fiscal Year-End
      Beginning in fiscal 2005, the Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds of major financial institutions. Accordingly, its investments are subject to minimal credit and market risk. At December 31, 2005 and 2004, cash equivalents were comprised of money market

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funds totaling $73.6 million and $12.4 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

Revenue Recognition
      The Company derives its revenue from product sales, government research and development contracts and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of consumer robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has historically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. Through fiscal 2003, the Company recognized revenue on sales to certain distributors and retail customers upon their sale to the end-user when an allowance for future returns from the end-user could not be reasonably estimated. In fiscal 2004, the Company recognized revenue on all sales to distributors and retail customers upon delivery of product and established a related allowance for future returns based upon historical experience. As a result of this change, the Company recorded revenue of approximately $5.7 million in fiscal 2004 for products shipped prior to January  1, 2004.
      Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. Costs and estimated gross profits on contracts are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of period	$50	$248	$30
Provision	83	(65)	237
Deduction(*)	(16)	(133)	(19)

Balance at end of period	$117	$50	$248

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory
      Inventory is stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
      Activity related to the inventory reserve was as follows:

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of period	$1,903	$2,369	$336
Provision	251	—	2,215
Deduction(*)	(1,669)	(466)	(182)

Balance at end of period	$485	$1,903	$2,369

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

Property and Equipment
      Property and equipment are recorded at cost and consist primarily of computer equipment, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated
Useful Life

Computer and research equipment	3 years
Furniture	5
Machinery	2-5
Tooling	2
Business applications software	5
Capital leases and leasehold improvements	Term of lease
      Expenditures for additions, renewals and betterments of plant and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded during any of the periods presented.

Research and Development
      Costs incurred in the research and development of the Company’s products are expensed as incurred.

Internal Use Software
      The Company capitalizes costs associated with the development and implementation of software obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). At December 31, 2005 and 2004, the Company had $1.3 million and $0.9 million respectively, of internal costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.2 million, $0.2 million and $0.1 million of amortization expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Concentration of Credit Risk and Significant Customers
      The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At December 31, 2005 and 2004, the Company exceeded the insured limit by $74.3 million and $19.2 million, respectively.
      Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2005 and 2004, 24% and 15%, respectively, of the Company’s accounts receivable were due from the federal government. At December 31, 2005, two additional customers each accounted for 12% of the Company’s account receivable balance. At December 31, 2004, two additional customers accounted for 21% and 14% of the Company’s accounts receivable balance, respectively. For the years ended December 31, 2005, 2004, and 2003 revenue from one customer, the federal government, represented 28%, 20% and 12% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      We account for our stock based compensation plan under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB No. 25”) using the intrinsic value method. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations. The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted if we had accounted for our employee stock plans under the fair value recognition provision of SFAS 123.

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands except per share data)
Net income (loss)
As reported	$2,610	$219	$(7,411)
Add back: Stock-based employee compensation expense reported in net income (loss)	598	283	—
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(808)	(394)	(53)

Pro forma income (loss)	$2,400	$108	$(7,464)

Pro forma income (loss) attributable to common stockholders	$1,428	$58	$(7,464)

Net income (loss) per share, as reported
Basic	$0.13	$0.01	$(0.79)
Diluted	$0.11	$0.01	$(0.79)
Pro forma net income (loss) per share
Basic	$0.12	$0.01	$(0.80)
Diluted	$0.10	$0.00	$(0.80)
Number of shares used in per share calculations
Basic	12,007	9,660	9,352
Diluted	14,331	19,183	9,352
      Since options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.
      The weighted average fair value of each stock option granted using the Black-Scholes option-pricing model with the following weighted average assumptions, in 2005, 2004 and 2003 was estimated as $4.402, $0.416 and $0.314, respectively, on the date of grant.

	2005	2004	2003

Risk-free interest rate	4.1%	3.4%	3.0%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	65%	—	—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted during 2005 prior to and subsequent to the initial public offering date of November 9, 2005 was calculated using 0% and 65% volatility, respectively. Until the Company went public the use of the minimum value methodology was acceptable under SFAS No. 123.

Earnings Per Share
      Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share” and related interpretation Emerging Issues Task Force 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income available to common stockholders excludes earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the preferred stock. Diluted net income per share assumes the conversion of the preferred stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method. For the years ended December 31, 2005 and 2004 net income allocated to preferred stockholders was approximately $1.1 million and $0.1 million, respectively.

	Year Ended December 31,

	2005	2004	2003

	(In thousands except per share
	amounts)
Net Income (loss) attributable to common shareholders	$1,553	$118	$(7,411)

Weighted average shares outstanding	12,007	9,660	9,352
Dilutive effect of employee stock options, restricted shares and warrants	2,324	1,181	—
Dilutive effect of assumed conversion of preferred stock	—	8,342	—

Diluted weighted average shares outstanding	14,331	19,183	9,352

Basic earnings (loss) per share	$0.13	$0.01	$(0.79)
Diluted earnings (loss) per share	$0.11	$0.01	$(0.79)
      For the fiscal year ended December 31, 2005, the assumed conversion of 8,169 preferred shares were not included in the calculation of earnings per share allocable to common shareholders, because the effect would have been antidilutive. For the fiscal year ended December 31, 2003, the weighted effect of options to purchase common stock, the assumed conversion of preferred stock and warrants totaling 8,536 were not included in the calculation because the effect would have been anitdilutive.

Advertising Expense
      The Company expenses advertising costs as they are incurred. During the years ended December 31, 2005, 2004 and 2003, advertising expense totaled $10.5 million, $7.8 million and $10.1 million, respectively.

Income Taxes
      Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to stock compensation.

Lease Termination Costs
      In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge in 2003 related to the termination of an operating lease for one of its manufacturing facilities. This charge includes approximately $0.2 million of remaining lease payments in addition to costs associated with vacating the facility as required by the lease. As of December 31, 2005 and December 31, 2004, $0.00 million and $0.04 million were included within accrued expenses, respectively (Note 5) in the accompanying balance sheet.

Comprehensive Income (Loss)
      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. The Company’s comprehensive income (loss) is equal to the Company’s net income (loss) for all periods presented.

Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 will not have a material effect on its consolidated results of operations and financial condition.
      In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition The Company has adopted Statement No. 123R effective January 1, 2006 using the “modified-prospective method.” Under this method, awards that are granted, modified, or settled after the date of adoption are measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date of SFAS 123R will continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the financial statements. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning January 1, 2006. The adoption of SFAS 151 will not have an effect on the consolidated results of operations and financial condition.

3.	Inventory
      Inventory consists of the following at:

	December 31,

	2005	2004

	(In thousands)
Raw materials	$990	$427
Work in process	15	—
Finished goods	14,898	7,241

	$15,903	$7,668

4.	Property and Equipment
      Property and equipment consists of the following at:

	December 31,

	2005	2004

	(In thousands)
Computer and equipment	$5,333	$2,827
Furniture	442	161
Machinery	892	454
Tooling	3,485	2,090
Leasehold improvements	777	272
Software purchased for internal use	1,326	920
Leased equipment	145	145

	12,400	6,869
Less: accumulated depreciation and amortization	5,434	3,356

	$6,966	$3,513

      Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $1.3 million, and $0.7 million, respectively. Accumulated amortization on leased equipment was $0.1 million at both December 31, 2005 and 2004.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses
      Accrued expenses consist of the following at:

	December 31,

	2005	2004

	(In thousands)
Accrued warranty	$2,031	$1,398
Accrued lease termination costs	—	38
Accrued rent	323	339
Accrued sales commissions	468	555
Accrued accounting fees	255	161
Accrued income taxes	174	56
Accrued other	233	96

	$3,484	$2,643

6.	Revolving Line of Credit
      In January 2003, the Company entered into a $2.0 million secured revolving credit agreement (the “Credit Agreement”) with a bank. Borrowings under the Credit Agreement are collateralized by the Company’s assets with the exception of intellectual property, as defined, and bears interest at the bank’s prime rate plus 1.25%. The Credit Agreement was originally scheduled to mature in January 2004. Under the Credit Agreement, as amended, the Company is subject to several financial covenants including maintaining a minimum tangible net worth. In February 2003, the Company entered into an amendment to the Credit Agreement which reduced the tangible net worth (deficit) requirement to $(1.7 million).
      In April 2004, the Company entered into an amendment to the Credit Agreement which further reduced the tangible net worth (deficit) requirement to ($2.0 million), increased the amount of the facility to $6.3 million, decreased the applicable interest rate to the bank’s prime rate plus 1.00% and extended the maturity date to March 2006. On May 24, 2005, in connection with the Company obtaining a new line of credit, the Credit Agreement was terminated.
      On May 26, 2005, the Company obtained a working capital line of credit with a bank under which the Company can borrow up to $20.0 million, including a $2.0 million sub-limit for equipment financing. Interest accrues at a variable rate based on prime or published LIBOR rates. The line expires on May 26, 2007 at which time all advances will be immediately due and payable. Borrowings are secured by substantially all of the Company’s assets other than its intellectual property. The Company is required to maintain quarterly tangible net worth thresholds based on its stockholders’ equity under the credit facility that vary by quarter based on anticipated seasonality in the business. These operating and financial covenants may restrict the Company’s ability to finance its operations, engage in business activities or expand or pursue its business strategies. At December 31, 2005, the Company was in compliance with all covenants under the credit facility. To the extent the Company is unable to satisfy these covenants in the future, the Company will need to obtain waivers to avoid being in default of the terms of this credit facility. In addition to a covenant default, other events of default under our credit facility include the filing or entry of a tax lien, attachment of funds or material judgment against the Company, or other uninsured loss of its material assets. If a default occurs, the bank may require the Company to repay all amounts then outstanding. As of December 31, 2005, the Company had no amounts outstanding and $20.0 million was available under the working capital line of credit.

7.	Common Stock
      Common stockholders are entitled to one vote for each share held and to receive dividends if and when declared by the Board of Directors and subject to and qualified by the rights of holders of the preferred stock.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon dissolution or liquidation of the Company, holders of common stock will be entitled to receive all available assets subject to any preferential rights of any then outstanding preferred stock.

8.	Redeemable Convertible Preferred Stock
      The Company’s redeemable convertible preferred stock, $0.01 par value, is comprised of the following:

	December 31,

	2005	2004

	(In thousands)
Series F; 1,412 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $10,000)	$—	$9,945
Series E; 2,799 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $13,045)	—	12,922
Series D; 1,871 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $7,000)	—	6,766
Series C; 1,470 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $5,500)	—	5,478
Series B; 668 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $1,000)	—	967
Series A; 1,336 shares authorized, issued and outstanding at December 31, 2004, net of issuance costs (liquidation preference $1,550)	—	1,428

	$—	$37,506

      In conjunction with the Company’s initial public offering on November 15, 2005, all series A, B, C, D, E and F redeemable convertible preferred stock converted to common stock of the Company on a 1-for-1 basis. At December 31, 2005, there was no preferred stock outstanding.

9.	Note Receivable from Stockholder
      In May 1999, the Company issued a note receivable to a consultant for the purchase of 200,000 common shares at $0.24 per share. The note accrued interest on June 30 and December 31 at 8% per annum. Interest was payable semiannually in arrears on June 30 and December 31 of each year, and the principal was payable in full on the earlier of May 15, 2005, or immediately prior to an initial public offering. At December 31, 2004 the remaining note receivable balance was $43,000 and was included as a reduction of stockholders’ equity. This remaining balance was paid in full in 2005.

10.	Stock Option Plan
      Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), as amended, 8,785,465 shares of the Company’s common stock were reserved for issuance to directors, officers, employees and consultants of the Company. Options may be designated and granted as either “Incentive Stock Options” or “Nonstatutory” Stock Options. Eligibility for Incentive Stock Options (“ISOs”) is limited to those individuals whose employment status would qualify them for the tax treatment associated with ISOs in accordance with the Internal Revenue Code. The 1994 Plan expired November 16, 2004.
      In October 2001, the Company adopted the 2001 Special Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, the Board authorized the issuance of options to purchase 642,310 shares of previously authorized common stock under modified vesting requirements. The 2001 Plan is administered by a Committee of the Board of Directors. Options granted to employees under the 2001 Plan may be designated as

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ISOs or Nonstatutory Stock Options. In 2004 and 2003, there were 571,405 and 40,000 options granted, respectively, under the 2001 Plan.
      During 2004, the Company issued 25,899 and 371,685 restricted shares of common stock under the 1994 Plan and 2001 Plan, respectively, all of which were outstanding at December 31, 2004. Deferred compensation of $0.7 million was recorded in association with the issuance of these restricted shares, of which $0.2 million and $0.3 million was expensed in 2005 and 2004, respectively. The remaining balance of $0.2 million will be expensed in 2006 through 2007. Upon termination of the stockholder’s business relationship with the Company, per the terms of the restricted stock agreements, the Company 1) shall purchase all unvested shares from the stockholder at the price paid for them and 2) may purchase all but not less than all of the stockholder’s vested shares at the greater of i) the price paid for them and ii) the product of the Fair Market Value (as defined in the 2001 Plan) at the time of repurchase and the number of vested shares to be repurchased.
      Immediately upon expiration of the 1994 Plan, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 1,189,423 shares of the Company’s common stock were reserved for issuance to directors, officers, employees and consultants of the Company. In addition, stock options returned to the 1994 Plan, in accordance therewith, after November 16, 2004, as a result of the expiration, cancellation or termination, are automatically made available for issuance under the 2004 Plan. The aggregate number of shares that may be issued pursuant to the 2004 Plan shall not exceed 3,695,223 shares. Options may be designated and granted as either “Incentive Stock Options” or “Nonstatutory” Stock Options. Eligibility for ISOs is limited to those individuals whose employment status would qualify them for the tax treatment associated with ISOs in accordance with the Internal Revenue Code.
      Effective October 10, 2005, the Company terminated the 2004 Plan and adopted the 2005 Stock Option and Incentive Plan (the “2005 Plan”). Under the 2005 Plan, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of December 31, 2005, there were 1,303,682 shares available for future grant under the 2005 Plan.
      Options granted under the 1994 Stock Option Plan, the 2001 Plan, the 2004 Plan and the 2005 Plan (the “Plans”) are subject to terms and conditions as determined by the Compensation Committee of the Board of Directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire upon the earlier of 10 years from the date of grant or 60 or 90 days from employee termination. The exercise price for each ISO grant is determined by the Board of Directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the Board considers a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of stock options granted is equal to the closing price on the NASDAQ National Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company applies APB 25 and related interpretations in accounting for stock-based compensation.
      Stock option plan activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	1,983,458	$1.019
Granted	1,544,959	2.170
Exercised	(768,707)	0.737
Canceled	(154,710)	1.790

Outstanding at December 31, 2004	2,605,000	1.770

Granted	1,172,475	10.811
Exercised	(442,204)	1.430
Canceled	(63,787)	4.540

Outstanding at December 31, 2005	3,271,484	1.278

Weighted average fair value of options granted during 2005		$4.402
Options available for future grant at December 31, 2005	1,303,682
      The following table summarizes information about stock options outstanding at December 31, 2005

		Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining		Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$0.0002	377,710	1.51	years	$0.0002	377,710	$0.0002
0.24	78,294	3.21		0.24	78,294	0.24
0.55	166,524	6.97		0.55	43,667	0.55
1.87	154,705	5.00		1.87	138,400	1.87
2.33	730,934	7.96		2.33	243,429	2.33
2.78	579,637	8.57		2.78	109,664	2.78
4.60	150,900	9.05		4.60	4,915	4.60
4.96	449,705	9.16		4.96	4,500	4.96
5.66	137,375	9.54		5.66	—	—
14.54	111,500	9.64		14.54	—	—
16.32	42,000	9.74		16.32	1,000	16.32
17.77	85,000	10.98		17.77	1,000	17.77
21.60	23,200	9.84		21.60	—	—
24.00	160,000	9.85		24.00	—	—
29.74	6,000	9.90		29.74	1,000	29.74
33.94	18,000	10.00		33.94	—	—

$0.0002-$33.94	3,271,484	7.58		$5.002	1,003,579	$1.278

      The Company has historically granted stock options at exercise prices that equaled the fair value of its common stock as estimated by its board of directors, with input from management, as of the date of grant. Because there was no public market for the Company’s common stock prior to its initial public offering on November 9, 2005, its board of directors determined the fair value of its common stock by considering a number of objective and subjective factors, including the Company’s operating and financial performance and

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporate milestones, the prices at which it sold shares of convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time of each grant, and the risk and non-liquid nature of its common stock. The Company has not historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of stock options, the Company believed its estimates of the fair value of its common stock to be reasonable based on the foregoing factors.
      In connection with the initial public offering, the Company retrospectively assessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation expense of approximately $3.4 million in the twelve months ended December 31, 2005. The Company recorded $0.4 million of aggregate amortization of stock-based compensation expense in the fiscal year ended December 31, 2005 and expects to record aggregate amortization of stock-based compensation expense of $0.7 million, $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2006, 2007, 2008, 2009 and 2010, respectively.

11.	Warrants
      Under the terms of the January 30, 2003 Credit Agreement with a bank (Note 6), the Company issued warrants to the bank to purchase 18,000 shares of common stock at an approximate exercise price of $3.74 per share. The warrants were subject to certain adjustments and could be exercised at any time until January  29, 2010. The estimated fair value of the warrants of $22,312 was determined using the Black-Scholes option-pricing model. For this purpose, the Company assumed a risk-free rate of return of 3.12%; an expected life of 2 years; 100% volatility and no dividends. The Company recorded the estimated fair value of the warrants as additional paid-in-capital and other assets and amortized the fair value to interest expense over the eleven months outstanding under the Credit Agreement in 2003.
      On November 14, 2005 the bank exercised its warrants and consistent with the conversion rights contained in the warrant agreement, the Company issued 16,155 shares of common stock.

12.	Income Taxes
      The components of income tax expense were as follows:

	2005	2004	2003

	(In thousands)
Current
Federal	$129	$90	$33
State	47	54	3

	$176	$144	$36

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net deferred tax assets are as follows at December 31, 2005 and 2004

	2005	2004

	(In thousands)
Deferred tax asset
Net operating loss carryforwards	$4,264	$5,184
Tax credits	1,336	1,020
Reserves and accruals	6,095	5,228

Total deferred tax asset	11,695	11,432
Valuation allowance	(11,695)	(11,432)

Net deferred tax asset	$—	$—

      The Company has provided a full valuation allowance for the deferred tax assets since it is more likely than not that these future benefits will not be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes. Of the $11.7 million valuation allowance at December 31, 2005, $2.7 million relate to deductions for stock option compensation which will be credited to additional paid-in capital upon realization.
      At December 31, 2005, the Company had available net operating loss carryforwards for federal and state purposes of $10.8 million and $9.3 million, respectively. The federal net operating loss carryforwards expire at various dates from 2020 through 2024. The state net operating loss carryforwards will begin to expire in 2007. The Company also had available research and development credit carryforwards to offset future federal and state taxes of $0.8 million and $0.6 million, respectively, which expire at various dates from 2012 through 2024. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation of the amount of net operating loss and tax credit carryforwards which can be utilized in future years.
      The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2005	2004	2003

	(In thousands)
Expected federal income tax	$947	$124	$(2,522)
Permanent items	26	45	22
State taxes	133	(302)	(412)
Credits	(166)	(166)	(165)
Other	36	57	—
Increase (decrease) in valuation allowance	(800)	386	3,113

	$176	$144	$36

13.	Commitments and Contingencies

Legal
      The Company has received a letter from a UK Government agency (the “Customer”) dated February 9, 2004, attempting to terminate a contract for the design, development, production and support of a number of man-portable remote control vehicles for use in explosive ordnance disposal operations. The Company entered into the contract on May 23, 2001, and has substantially completed the product design and development phase of the work. The Company received payments based upon achieving a number of contract milestones and has

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized revenue based on progress under the percentage-of-completion method of accounting. In addition to the milestone payments, the Customer has advanced the Company funds to purchase long-lead inventory components in advance of the production contemplated in the contract. The Company has been paid 3.7 million Great Britain Pounds (approximately $6.4 million at the December 31, 2005 exchange rate), which includes 0.7 million Great Britain Pounds (approximately $1.2 million) for long-lead inventory items. In its termination letter, the Customer has demanded a refund of all monies paid under the contract. The Company has engaged legal counsel in anticipation of a negotiated settlement with the Customer. Management believes that it has adequately provided for the possibility of refunding some portion of the payments made to date under the contract.

Lease Obligations
      The Company leases its facilities. Rental expense under operating leases for 2005, 2004 and 2003 amounted to $1.3 million, $0.9 million, and $1.1 million, respectively. Future minimum rental payments under operating leases were as follows as of December 31, 2005:

Operating
Leases

2006	$1,785
2007	1,663
2008	1,418
2009	118
2010	74
Thereafter	—

Total minimum lease payments	$5,058

Guarantees and Indemnification Obligations
      The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004, respectively.

Warranty
      The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity related to the warranty accrual was as follows:

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of period	$1,398	$1,522	$8
Provision	4,133	1,278	1,514
Warranty usage(*)	(3,500)	(1,402)	—

Balance at end of period	$2,031	$1,398	$1,522

(*) Warranty usage includes the pro rata expiration of product warranties unutilized.

Restricted Cash
      At December 31, 2004, cash totaling $0.1 million was pledged as security for outstanding letters of credit or certain operating leases and was included as a component of other assets in the accompanying balance sheets. There was no restricted cash at December 31, 2005.

14.	Employee Benefits
      The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the “Retirement Plan”). All Company employees, with the exception of temporary and contract employees are eligible to participate in the Retirement Plan after satisfying age and length of service requirements prescribed by the plan. Under the Retirement Plan, employees may make tax-deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.
      The Company elected to make a matching contribution of approximately $0.5 million, $0.3 million and $0.2 million for the plan years ended December 31, 2005, 2004 and 2003 (“Plan-Year 2005,” “Plan-Year 2004” and “Plan-Year 2003”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2005, Plan-Year 2004 and Plan-Year 2003 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2005 is included in accrued compensation.

15.	Industry Segment, Geographic Information and Significant Customers
      The Company operates in two reportable segments, the consumer business and government and industrial business. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

Consumer
      The Company’s consumer business offers products through a network of retail businesses throughout the U.S. and to certain countries through international distributors. The Company’s consumer segment includes mobile robots used in the maintenance of domestic households sold primarily to retail outlets.

Government and Industrial
      The Company’s government and industrial division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries other than the United States

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through international distribution. The Company’s government and industrial products are robots used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.
      The table below presents segment information about revenue, cost of revenue, gross profit and income (loss) before income taxes:

	Fiscal Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue:
Consumer	$93,955	$71,333	$43,073
Government & Industrial	47,945	23,231	11,243
Other	68	479	—

Total revenue	141,968	95,043	54,316

Cost of revenue:
Consumer	58,010	48,282	27,387
Government & Industrial	36,203	19,308	9,950
Other	85	102	—

Total cost of revenue	94,298	67,692	37,337

Gross profit (loss):
Consumer	35,945	23,051	15,686
Government & Industrial	11,742	3,923	1,293
Other	(17)	377	—

Total gross profit	47,670	27,351	16,979

Research and development
Other	11,506	5,504	3,848
Selling and marketing
Other	21,765	14,106	12,757
General and administrative
Other	11,891	7,298	7,764
Stock-based compensation
Other	398	—	—
Other (expense) income, net
Other	676	(80)	15
Income (loss) before income taxes
Other	$2,786	$363	$(7,375)

Geographic Information
      For the fiscal years ended December 31, 2005 and 2004, sales to non-U.S. customers accounted for 9.9% and 7.4% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers
      For the fiscal years ended December 31, 2005 and 2004, U.S. federal government orders, contracts and subcontracts accounted for 28.3% and 20.1% of total revenue, respectively.

16.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	July 2,	October 1,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except per share amounts)
Revenue	$18,499	$10,111	$28,948	$37,485	$17,132	$25,886	$52,458	$46,492
Gross profit	6,729	2,064	8,287	10,271	4,174	6,324	20,734	16,438
Net income (loss)	481	(3,481)	2,811	408	(4,101)	(3,056)	9,752	15
Diluted earnings (loss) per share	$0.02	$(0.36)	$0.14	$0.02	$(0.42)	$(0.30)	$0.40	$0.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
      On March 15, 2006 and on March 16, 2006, we entered into Executive Agreements with each of the following executive officers: Helen Greiner, Chairman of the Board; Colin Angle, Chief Executive Officer and Director; Geoffrey P. Clear, Senior Vice President, Chief Financial Officer and Treasurer; Joseph W. Dyer, Executive Vice President and General Manager; Gregory F. White, Executive Vice President and General Manager; Glen D. Weinstein, Senior Vice President, General Counsel and Secretary; Gerald C. Kent, Jr., Vice President and Controller. The Executive Agreements provide for severance payments equal to 50% of such officer’s annual base salary, as well as certain continued health benefits, in the event that we terminate his or her employment other than for cause. In addition, these executive agreements provide that if we experience a change in control and the employment of such officer is terminated without cause, or if such officer terminates his or her employment for certain reasons including a substantial reduction in salary or bonus or geographic movement during the one-year period following the change in control, then all unvested stock options held by such officer become fully-vested and immediately exercisable and such officer is entitled to severance payments equal to 100% of his or her annual base salary and 50% of such officer’s annual bonus, as well as certain continued health benefits. The agreements also provide that all options granted to each officer under our Amended and Restated 1994 Stock Plan, our Amended and Restated 2001 Special Stock Option Plan, our Amended and Restated 2004 Stock Option and Incentive Plan and our 2005 Stock Option

and Incentive Plan, as applicable, will have their vesting accelerated by 25% upon a change in control. In January 1997, we entered into employment agreements with each of Mr. Angle and Ms. Greiner that provide for certain salary, bonus and severance compensation. In February 2004, we entered into an employment agreement with Mr. Dyer that provides for certain salary, bonus and severance compensation. Each of these employment agreements were terminated upon the execution of Executive Agreements by Ms. Greiner and Messrs. Angle and Dyer.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item regarding directors and executive officers of the registrant is incorporated by reference to the information set forth in the sections titled “Directors and Executive Officers of the Registrant” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation, Management and Other Information” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item regarding principle accountant fees and services is incorporated by reference to the information set forth in the sections titled “Ratification of Appointment of Independent Auditors” in our Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
      The following consolidated financial statements are included in Item 8:
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets at December 31, 2005 and 2004
      Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 31, 2005, 2004 and 2003
      Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003
      Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
      All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits
      The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005

3	.2(1)	Amended and Restated By-laws of the Registrant

4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock

4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005

10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004

10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

10	.3†(1)	Registrant’s 2005 Incentive Compensation Plan

10	.4†*	Registrant’s 2006 Incentive Compensation Plan

10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder

10	.6†*	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder

10	.7†(1)	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder

10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended

10	.9*	Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005
10	.10(1)	Loan and Security Agreement between the Registrant and Fleet National Bank, dated as of May 26, 2005

10	.11†*	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, dated as of March 16, 2006

10	.12†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.14†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.15†(1)	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002

10	.16(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)

Exhibit
Number		Description

10	.17(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)

10	.18†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder

10	.19#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004

10	.20†(1)	Non-Employee Directors’ Deferred Compensation Program

21	.1*	Subsidiaries of the Registrant

23	.1*	Consent of PricewaterhouseCoopers LLP

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle

Colin M. Angle
Chief Executive Officer and Director
Date: March 16, 2006
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Colin M. Angle and Geoffrey P. Clear, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on March 16, 2006.

Signature	Title(s)

/s/ Helen Greiner Helen Greiner	Chairman of the Board

/s/ Colin M. Angle Colin M. Angle	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Geoffrey P. Clear Geoffrey P. Clear	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Gerald C. Kent, Jr. Gerald C. Kent, Jr.	Vice President and Controller (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

Signature	Title(s)

/s/ Andrea Geisser Andrea Geisser	Director

/s/ George C. McNamee George C. McNamee	Director

/s/ Peter Meekin Peter Meekin	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005

3	.2(1)	Amended and Restated By-laws of the Registrant

4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock

4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005

10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004

10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

10	.3†(1)	Registrant’s 2005 Incentive Compensation Plan

10	.4†*	Registrant’s 2006 Incentive Compensation Plan

10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder

10	.6†*	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder

10	.7†(1)	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder

10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended

10	.9*	Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005
10	.10(1)	Loan and Security Agreement between the Registrant and Fleet National Bank, dated as of May 26, 2005

10	.11†*	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, dated as of March 16, 2006

10	.12†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.14†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.15†(1)	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002

10	.16(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)

10	.17(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)

10	.18†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder

10	.19#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004

10	.20†(1)	Non-Employee Directors’ Deferred Compensation Program

21	.1*	Subsidiaries of the Registrant

23	.1*	Consent of PricewaterhouseCoopers LLP

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith