Form 10-Q
period 2006-04-01
IROBOT CORP
filed 2006-05-09
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
COMMISSION FILE NUMBER 000-51598
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0259 335 (I.R.S. Employer Identification No.)
63 South Avenue
Burlington, MA 01803
(Address of principal executive offices)
(Zip code)
(781) 345-0200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑     No   ☐.
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
Yes ☐     No ☑.
The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2006 was 23,441,159.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 1, 2006
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	April 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,931	$76,064
Short-term investments	70,125	—
Accounts receivable, net of allowance of $142 and $117 at April 1, 2006 and December 31, 2005, respectively	10,939	23,045
Unbilled revenue	1,526	1,424
Inventory, net	16,674	15,903
Other current assets	1,401	1,533

Total current assets	112,596	117,969
Property and equipment, net	7,044	6,966

Total assets	$119,640	$124,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,915	$23,721
Accrued expenses	3,398	3,484
Accrued compensation	3,468	4,002
Provision for contract settlements	5,115	5,154
Deferred revenue	515	1,018

Total current liabilities	34,411	37,379
Commitments and contingencies (Note 8):
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 23,437 and 23,406 issued and outstanding at April 1, 2006 and December 31, 2005, respectively	234	234
Additional paid-in capital	115,156	114,808
Deferred compensation	(2,968)	(3,210)
Accumulated deficit	(27,193)	(24,276)

Total stockholders’ equity	85,229	87,556

Total liabilities and stockholders’ equity	$119,640	$124,935

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1,	March 31,
	2006	2005
Revenue:
Product revenue	$33,356	$12,531
Contract revenue	4,853	4,539
Royalty revenue	—	62

Total revenue	38,209	17,132
Cost of revenue:
Cost of product revenue (1)	22,467	9,837
Cost of contract revenue (1)	3,549	3,128

Total cost of revenue	26,016	12,965

Gross profit	12,193	4,167
Operating expenses:
Research and development (1)	2,783	3,058
Selling and marketing (1)	8,816	2,788
General and administrative (1)	4,417	2,517

Total operating expenses	16,016	8,363

Operating loss	(3,823)	(4,196)
Other income (expense), net	920	97

Loss before income taxes	(2,903)	(4,099)
Income tax expense	14	2

Net loss	$(2,917)	$(4,101)

Net loss per share
Basic and diluted	$(0.12)	$(0.42)
Number of shares used in per share calculations
Basic and diluted	23,375	9,874
(1)	Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, using the modified prospective method to value its share-based payments. Accordingly, for the three months ended April 1, 2006, stock-based compensation was accounted for under SFAS No. 123(R), while for the three months ended March 31, 2005, stock-based compensation was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. See Note 2 — Summary of Significant Accounting Policies. Total stock-based compensation recorded in 2006 and 2005 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	April 1,	March 31,
	2006	2005
	(In thousands)
Cost of product revenue	$55	$3
Cost of contract revenue	54	4
Research and development	91	10
Selling and marketing	32	—
General and administrative	255	60

Total stock-based compensation	$487	$77

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,917)	$(4,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	922	420
Stock-based compensation	487	77
Tax benefit of disqualifying dispositions	38	—
Changes in working capital — (use) source
Accounts receivable	12,106	5,101
Unbilled revenue	(102)	(1,379)
Inventory	(771)	1,941
Other assets	132	117
Accounts payable	(1,806)	(6,556)
Accrued expenses	(86)	(583)
Accrued compensation	(534)	(974)
Provision for contract settlement	(39)	58
Deferred revenue	(503)	26
Change in long-term liabilities	—	(67)

Net cash provided by (used in) operating activities	6,927	(5,920)

Cash flows from investing activities:
Purchase of property and equipment	(1,000)	(884)
Purchases of investments	(80,175)	—
Sales of investments	10,050	—

Net cash used in financing activities	(71,125)	(884)

Cash flows from financing activities:
Proceeds from stock option exercises	65	236

Net decrease in cash and cash equivalents	(64,133)	(6,568)
Cash and cash equivalents, at beginning of period	76,064	19,441

Cash and cash equivalents, at end of period	$11,931	$12,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$4
Cash paid for income taxes	156	7
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the three months ended April 1, 2006 and March 31, 2005, the Company transferred $141 and $140, respectively, of inventory to fixed assets.
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business
     iRobot Corporation (“iRobot” or the “Company”) was incorporated in 1990 as IS Robotics, Inc. to develop robotics and artificial intelligence technologies and apply these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and government and industrial research and development contracts.
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
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial data as of April 1, 2006 and for the three months ended April 1, 2006 and March 31, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of April 1, 2006 and results of operations and cash flows for the periods ended April 1, 2006 and March 31, 2005 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
  Use of Estimates
     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, lease termination, inventory reserves, valuation of investments, assumptions used in valuing stock-based compensation instruments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
  Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has historically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
  Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, the Company accounted for share-based compensation to employee’s in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, the Company did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R).
     The Company has historically granted stock options at exercise prices that equaled the fair value of its common stock as estimated by its board of directors, with input from management, as of the date of grant. Because there was no public market for the Company’s common stock prior to its initial public offering on November 9, 2005, its board of directors determined the fair value of its common stock by considering a number of objective and subjective factors, including the Company’s operating and financial performance and corporate milestones, the prices at which it sold shares of convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time of each grant, and the risk and non-liquid nature of its common stock. The Company has not

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of stock options, the Company believed its estimates of the fair value of its common stock to be reasonable based on the foregoing factors.
     In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.2 million for the three months ended April 1, 2006 and $0.4 million for the twelve months ended December 31, 2005. As of April 1, 2006, the deferred stock-based compensation balance associated with these grants was $2.8 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.5 million during the remaining nine months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), the Company recognized $0.3 million of stock-based compensation expense during the three months ended April 1, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of April 1, 2006 associated with these grants was $5.5 million with a weighted average remaining recognition period of 2.45 years.
     The fair value of each option grant for the three months ended April 1, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
April 1, 2006
Risk-free interest rate	4.32% – 4.66%
Expected dividend yield	—
Expected life	4.75 – 6.5 years
Expected volatility	65%
     The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the Company performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three months ended April 1, 2006 was $16.997.
     The Company has assumed a forfeiture rate of 5% for all stock options granted subsequent to the initial public offering with the exception of those issued to executives and directors for which a zero forfeiture rate has been assumed. In the future, the Company will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
     The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)

Three Months Ended
March 31, 2005
(In thousands except
per share data)
Net loss
As reported	$(4,101)
Add back: Stock-based employee compensation expense reported in net loss	77
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(111)

Pro forma loss	$(4,135)

Net loss per share, as reported
Basic and diluted	$(0.42)
Pro forma net loss per share
Basic and diluted	$(0.42)
Number of shares used in per share calculations
Basic and diluted	9,874
     The fair value of each option grant for the three months ended March 31, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	3.88%
Expected dividend yield	—
Expected life	5 years
Expected volatility	0.0%
     In accordance with the provisions of SFAS No. 123 the Company valued options under the minimum value method up to its initial public offering on November 9, 2005, therefore options granted prior to this date had a zero expected volatility.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three months ended March 31, 2005 was $2.67.
     The table below summarizes stock option plan activity for the three months ended April 1, 2006:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
Outstanding at December 31, 2005	3,271,484	$1.278
Granted	183,645	28.829
Exercised	(31,227)	2.076
Canceled	(18,137)	3.764

Outstanding at April 1, 2006	3,405,765	$6.320	7.34 years	$73.5 million

Exercisable as of April 1, 2006	1,206,218	$1.979	5.27 years	$31.1 million
Weighted average fair value of options granted during the three months ended April 1, 2006		$16.997
Options available for future grant at April 1, 2006	1,138,174
(1) The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on April 1, 2006 of $27.80 and the exercise price of the underlying option.
     During the three month period ended April 1, 2006, the total intrinsic value of stock options exercised was $0.9 million. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
The table below summarizes activity relating to restricted stock awards in the three months ended April 1, 2006:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value
Outstanding at December 31, 2005	173,361	$1.941
Granted	—	—
Vested	(124,362)	$1.614
Forfeited	—	—

Outstanding at April 1, 2006	48,999	$2.770

     As of April 1, 2006, the unamortized fair value of all restricted stock awards was $135,000. The Company expects to recognize associated stock-based compensation expense of $51,000 in the remaining nine months of 2006, $68,000 in 2007 and $16,000 in 2008.
     The following table summarizes information about stock options outstanding at April 1, 2006:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.0002	377,710	1.26 years	$0.0002	377,710	$0.0002
0.24	53,635	2.87	0.24	53,635	0.24
0.55	160,134	6.72	0.55	66,623	0.55
1.87	152,625	4.75	1.87	145,890	1.87
2.33	726,599	7.71	2.33	289,526	2.33
2.78	576,772	8.32	2.78	122,454	2.78
4.60	150,675	8.80	4.60	29,635	4.60
4.96	444,295	8.91	4.96	84,645	4.96
5.66	137,375	9.29	5.66	12,000	5.66
14.54	111,500	9.39	14.54	12,600	14.54
16.32	40,100	9.49	16.32	6,500	16.32
17.77	84,500	9.55	17.77	500	17.77
21.60	23,200	9.59	21.60	—	—
24.00	160,000	9.61	24.00	—	—
27.22	131,140	6.90	27.22	—	—
27.80	15,605	7.00	27.80	3,500	27.80
29.74	6,000	9.65	29.74	1,000	29.74
33.94	17,000	9.75	33.94	—	—
34.98	36,900	9.82	34.98	—	—

$0.0002-$34.98	3,405,765	7.34	$6.32	1,206,218	$1.98

  Net Income (Loss) Per Share
     Prior to its initial public offering on November 9, 2005, the Company had outstanding preferred stock and, accordingly, presented basic and diluted net income per share available to common stockholders in conformity with SFAS No. 128, “Earnings per Share” and related interpretation Emerging Issues Task Force 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income available to common stockholders excludes earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the preferred stock. Diluted net income per share assumes the conversion of the preferred stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.
     In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to common stock on a 1-for-1 basis. Consequently, the requirements of Emerging Issues Task Force 03-06 were not applicable for the three months ended April 1, 2006.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended
	April 1,	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
Net loss	$(2,917)	$(4,101)

Weighted average shares outstanding	23,375	9,874
Dilutive effect of employee stock options, restricted shares and warrants	—	—
Dilutive effect of assumed conversion of preferred stock	—	—

Diluted weighted average shares outstanding	23,375	9,874

Basic and diluted loss per share	$(0.12)	$(0.42)
     For the three months ended April 1, 2006, the weighted effect of options to purchase common stock totaling 2,335 shares were not included in the calculation because the effect would have been antidilutive. For the three months ended March 31, 2005, the weighted effect of options to purchase common stock, the assumed conversion of preferred stock and warrants totaling 11,282 shares were not included in the calculation because the effect would have been antidilutive.
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
  Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. The Company adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
3. Cash and Cash Equivalents
     Cash and cash equivalents include demand deposits, money market accounts, and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company invests its excess operating cash primarily in money market funds of major financial institutions. Cash equivalents are carried at cost, which approximates fair market value, and interest is accrued as earned.
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of April 1, 2006, investments consisted of:

		Fair
	Cost	Market Value
	(In thousands)
Auction Rate Debt Securities	$70,125	$70,125
The Company did not hold any investments as of March 31, 2005.
As of April 1, 2006, the Company’s investments had maturity dates ranging from August 2027 to December 2045. Despite the long-term contractual maturities of the auction rate securities held at April 1, 2006, all of these securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.
5. Inventory
     Inventory consists of the following at:

	April 1,	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,331	$990
Work in process	—	15
Finished goods	15,343	14,898

	$16,674	$15,903

6. Stock Option Plans
     The Company has four primary stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan”). The 2005 Plan is the only one of the four plans under which new awards are currently being granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of April 1, 2006, there were 1,138,174 shares available for future grant under the 2005 Plan.
     Options granted under the 1994 Stock Option Plan, the 2001 Plan, the 2004 Plan and the 2005 Plan (the “Plans”) are subject to terms and conditions as determined by the Compensation Committee of the Board of Directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire upon the earlier of 7 or 10 years from the date of grant or 60 or 90 days from employee termination. Prior to the Company’s initial public offering, the exercise price for each incentive stock option grant was determined by the Board of Directors of the

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the Board considered a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of stock options granted is equal to the closing price on the NASDAQ National Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), in accounting for stock options issued subsequent to this date. Prior to January 1, 2006, the Company utilized the provisions of APB No. 25 and related interpretations in accounting for options granted.
7. Accrued Expenses
     Accrued expenses consist of the following at:

	April 1,	December 31,
	2006	2005
	(In thousands)
Accrued warranty	$2,010	$2,031
Accrued rent	322	323
Accrued sales commissions	155	468
Accrued accounting fees	209	255
Accrued other	702	407

	$3,398	$3,484

8. Commitments and Contingencies
  Legal
     The Company received a letter from a UK government agency (the “Customer”) dated February 9, 2004, attempting to terminate a contract for the design, development, production and support of a number of man-portable remote control vehicles for use in explosive ordnance disposal operations. The Company entered into the contract with the Customer on May 23, 2001, and has substantially completed the product design and development phase of the work. The Company received payments based upon achieving a number of contract milestones and has recognized revenue based on progress under the percentage-of-completion method of accounting. In addition to the milestone payments, the Customer has advanced the Company funds to purchase long-lead inventory components in advance of the production contemplated in the contract. The Company has been paid £3.7 million (approximately $6.4 million at the April 1, 2006 exchange rate), which includes £0.7 million (approximately $1.2 million) for long-lead inventory items. In its termination letter, the Customer has demanded a refund of all monies paid under the contract. The Company has engaged legal counsel in anticipation of a negotiated settlement with the Customer. Management believes that it has adequately provided for the possibility of refunding some portion of the payments made to date under the contract.
  Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended April 1, 2006 and March 31, 2005 amounted to $0.5 million and $0.3 million, respectively. Future minimum rental payments under operating leases were as follows as of April 1, 2006:

Operating
Leases
Remainder of 2006	$1,421
2007	1,787
2008	1,538
2009	137
2010	74
Thereafter	—

Total minimum lease payments	$4,957

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
  Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2006 and March 31, 2005, respectively.
Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	April 1,	March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$2,031	$1,398
Provision	1,316	446
Warranty usage(*)	(1,337)	(744)

Balance at end of period	$2,010	$1,100

(*)   Warranty usage includes the pro rata expiration of product warranties unutilized.
9. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots and government and industrial divisions. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
  Home Robots
     The Company’s home robots business offers products through a network of retail businesses throughout the United States and to certain countries through international distributors. The Company’s home robots division includes mobile robots used in the maintenance of domestic households sold primarily to retail outlets.
  Government and Industrial
     The Company’s government and industrial division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries other than the United States through international distribution. The Company’s government and industrial products are robots used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended
	April 1,	March 31,
	2006	2005
Revenue:
Home Robots	$23,209	$8,491
Government & Industrial	15,000	8,579
Other	—	62

Total revenue	38,209	17,132

Cost of revenue:
Home Robots	15,253	6,164
Government & Industrial	10,763	6,798
Other	—	3

Total cost of revenue	26,016	12,965

Gross profit:
Home Robots	7,956	2,327
Government & Industrial	4,237	1,781
Other	—	59

Total gross profit	12,193	4,167

Research and development
Other	2,783	3,058
Selling and marketing
Other	8,816	2,788
General and administrative
Other	4,417	2,517
Other (expense) income, net
Other	920	97
Loss before income taxes
Other	$(2,903)	$(4,099)

  Geographic Information
     For the three months ended April 1, 2006 and March 31, 2005, sales to non-U.S. customers accounted for 7.2% and 9.3% of total revenue, respectively.
  Significant Customers
     For the three months ended April 1, 2006 and March 31, 2005, U.S. federal government orders, contracts and subcontracts accounted for 36.1% and 41.3% of total revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in Item 1A of this report. We urge you to consider the risks and uncertainties discussed in Item 1A in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s Future Combat Systems program and, in conjunction with Deere & Company, the R-Gator unmanned ground vehicle. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of April 1, 2006, we had 294 full-time employees, of whom over 100 are engineers specializing in the design of robots. We have developed expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
     Although we have successfully launched home robot and military products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our home robot and military products, our ability to obtain U.S. federal government funding for research and development programs, and our ability to successfully develop and introduce products and product enhancements.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; valuation allowances (specifically sales returns and other allowances); assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employee’s in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We elected to adopt the modified prospective transition method as provided by

SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). Additionally, since we valued options under the minimum value method up to our initial public offering on November 9, 2005, options granted prior to this date had a zero expected volatility.
     We have historically granted stock options at exercise prices that equaled the fair value of our common stock as estimated by our board of directors, with input from management, as of the date of grant. Because there was no public market for our common stock prior to our initial public offering on November 9, 2005, our board of directors determined the fair value of its common stock by considering a number of objective and subjective factors, including our operating and financial performance and corporate milestones, the prices at which we sold shares of convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant, and the risk and non-liquid nature of our common stock. We have not historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of stock options, we believed our estimates of the fair value of our common stock to be reasonable based on the foregoing factors.
     In connection with the initial public offering, we retrospectively reassessed the fair value of our common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, we determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, we determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, our improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, we recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. We recognized associated stock-based compensation expense of $0.2 million for the three months ended April 1, 2006 and $0.4 million for the twelve months ended December 31, 2005. As of April 1, 2006, the deferred stock-based compensation balance was $2.8 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.5 million during the remaining nine months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), we recognized $0.3 million of stock-based compensation expense during the three months ended April 1, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of April 1, 2006 associated with these grants was $5.5 million with a weighted average remaining recognition period of 2.45 years.
     The fair value of each option grant for the three months ended April 1, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
April 1, 2006
Risk-free interest rate	4.32% – 4.66%
Expected dividend yield	—
Expected life	4.75 – 6.5 years
Expected volatility	65%
     The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (4 to 5 years). Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, we performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three months ended April 1, 2006 was $16.997.
     We have assumed a forfeiture rate of 5% for all stock options granted subsequent to the initial public offering with the exception of those issued to executives and directors for which a zero forfeiture rate has been assumed. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
     SFAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in net income. Refer to Note 2 — Summary of Significant Accounting Policies in our notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more discussion.
     Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Three Months Ended
	April 1,	March 31,
	2006	2005
Revenue
Product revenue	87.3%	73.1%
Contract revenue	12.7	26.5
Royalty revenue	—	0.4

Total revenue	100.0	100.0

Cost of Revenue
Cost of product revenue	58.8	57.4
Cost of contract revenue	9.3	18.3

Total cost of revenue	68.1	75.7

Gross profit	31.9	24.3
Operating Expenses
Research and development	7.3	17.8
Selling and marketing	23.1	16.3
General and administrative	11.5	14.7

Total operating expenses	41.9	48.8

Operating loss	(10.0)	(24.5)
Other income (expense), net	2.4	0.6

Loss before income taxes	(7.6)	(23.9)
Income tax expense	—	—

Net loss	(7.6)%	(23.9)%

  Comparison of Three Months Ended April 1, 2006 and March 31, 2005
  Revenue

	Three Months Ended
	April 1,	March 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total Revenue	$38,209	$17,132	$21,077	123.0%
     Our total revenue increased 123.0% to $38.2 million for the three months ended April 1, 2006 from $17.1 million for the three months ended March 31, 2005. Revenue increased approximately $14.7 million, or 173.3%, in our home robots business and $6.4 million, or 74.8%, in our government and industrial business.

     The $14.7 million increase in revenue from our home robots division was driven primarily by the initial distribution into the retail channel of our Scooba floor washing robot, which was released late in 2005, continued demand for our Roomba floor vacuuming robot and a 43% increase in average selling prices. Total home floor care robots shipped in the three months ended April 1, 2006 was approximately 129,000 units compared to approximately 64,000 units in the three months ended March 31, 2005. Included within this unit increase were a significant number of Scooba floor washing robots associated with the initial distribution into the retail channel, which may not continue at that level in subsequent periods. The $6.4 million increase in revenue from our government and industrial business for the three months ended April 1, 2006 as compared to three months ended March 31, 2005 was due primarily to a 127.2% increase in sales of our military robots and, to a lesser degree, an increase in contract revenues generated under funded research and development contracts, including the Future Combat Systems program. Included in this 127.2% growth was an increase of approximately $1.4 million in product life cycle revenue (robot spares), which was primarily driven by the increased demand for our military robots, as compared to $0.5 million of product life cycle revenue in the three months ended March 31, 2005. Total military robot units shipped in the three months ended April 1, 2006 was 71 compared to 37 in the three months ended March 31, 2005. The majority of this unit increase was related to units shipped under our contract with the Naval Sea Systems Command for Man Transportable Robotics Systems.
  Cost of Revenue

	Three Months Ended
	April 1,	March 31,	Dollar Change	Percent Change
	2006	2005
	(Dollars in thousands)

Total cost of revenue	$26,016	$12,965	$13,051	100.7%
As a percentage of total revenue	68.1%	75.7%
     Our total cost of revenue increased to $26.0 million in the three months ended April 1, 2006, compared to $13.0 million in the three months ended March 31, 2005. The increase is primarily attributable to a 101.6% increase in the unit sales of our home floor care robots and a 91.9% increase in the unit sales of our PackBot robots in the three months ended April 1, 2006 as compared to the three months ended March 31, 2005. The average unit costs of our home robots increased by approximately 40.1% over the three months ended March 31, 2005 and was related primarily to a shift in the mix of the home floor care robots that we sold. This increase in average unit cost was largely attributable to the significant number of Scooba floor washing robots shipped in the three months ended April 1, 2006. Our Scooba floor washing robot carries a higher per unit cost than our Roomba floor vacuuming robot which represented 100% of home floor care robots shipped in the three months ended March 31, 2005. This average per unit cost increase was offset by favorable manufacturing absorption resulting in a net average unit cost increase of 30.3%. The cost of government and industrial product revenue was 71.0% as compared to 90.0% for the three months ended March 31, 2005. The improvement is the result of a combination of improved warranty experience, increased product life cycle revenues, as noted above, which carry a lower cost and cost reductions in our PackBot robots.
  Gross Profit

	Three Months Ended
	April 1,	March 31,	Dollar Change	Percent Change
	2006	2005
	(Dollars in thousands)

Total gross profit	$12,193	$4,167	$8,026	192.6%
As a percentage of total revenue	31.9%	24.3%
     Gross profit increased 192.6% to $12.2 million in the three months ended April 1, 2006, from $4.2 million in the three months ended March 31, 2005. Gross profit as a percentage of revenue increased to 31.9% in the three months ended April 1, 2006 from 24.3% of revenue in the three months ended March 31, 2005. This 7.6 percentage increase in gross profit was attributable to two factors. First, the home robots division, which carries a higher overall gross profit than the government and industrial division, accounted for approximately 65.3% of total gross profit for the three months ended April 1, 2006 compared to approximately 55.8% in the three months ended March 31, 2005. Second, both the home robots and the government and industrial divisions experienced improved gross profit for the three months ended April 1, 2006 as compared to the three months ended March 31, 2005. Home robots gross profit improved by 6.9 percentage points for the three months ended April 1, 2006 as compared to the three month period ended March 31, 2005 due primarily to favorable manufacturing overhead absorption associated with increased volumes and higher average selling prices partially offset by higher average unit costs, as described above. Government and industrial gross profit improvement was 7.4 percentage points for the three months ended April 1, 2006 as compared to the three months ended March 31, 2005 due primarily to improved warranty experience and the impact of higher margin product life cycle revenue.

  Research and Development

	Three Months Ended
	April 1,	March 31,	Dollar Change	Percent Change
	2006	2005
	(Dollars in thousands)

Total research and development expense	$2,783	$3,058	$(275)	(9.0)%
As a percentage of total revenue	7.3%	17.8%
     Research and development expenses decreased approximately 9.0% to $2.8 million (7.3% of revenue) in the three months ended April 1, 2006 from $3.1 million (17.8% of revenue) in the three months ended March 31, 2005. The decrease in research and development expenses was primarily due to decreased development costs associated with our Scooba floor washing robot, which was approximately $1.4 million in the three months ended March 31, 2005. This was offset by an increase in compensation and other employee costs of approximately $0.9 million resulting from an increase in headcount to 84 for the three months ended April 1, 2006 compared to 60 for the three months ended March 31, 2005. Although research and development expenses declined slightly for the three months ended April 1, 2006 as compared to the three months ended March 31, 2005, we intend to accelerate our investment in research and development in the balance of fiscal 2006 to respond to and anticipate customer needs. Accordingly, we anticipate that research and development expenses will increase in absolute dollars for the foreseeable future.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three months ended April 1, 2006 these expenses amounted to $3.5 million compared to $3.1 million for the comparable three month period ended March 31, 2005. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
  Selling and Marketing

	Three Months Ended
	April 1,	March 31,
	2006	2005	Dollar Change	Percent Change
Total selling and marketing expense	$8,816	$2,788	$6,028	216.2%
As a percentage of total revenue	23.1%	16.3%
     Selling and marketing expenses increased 216.2% to $8.8 million (23.1% of revenue) in the three months ended April 1, 2006 from $2.8 million (16.3% of revenue) in the three months ended March 31, 2005. The $6.0 million increase was primarily driven by increased marketing expenses in our home robots business which increased by $4.5 million over the comparable period. Approximately $3.0 million of this increase was attributable to advertising expenses directly related to the launch of our Scooba floor washing robot and $0.5 million of the increase in our government and industrial business was related to increased bid and proposal efforts. In fiscal 2006, we expect to accelerate our investment in national advertising, consumer and trade shows, direct marketing and public relations to further build brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars and as a percentage of total revenue.
  General and Administrative

	Three Months Ended
	April 1,	March 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total general and administrative expense	$4,417	$2,517	$1,900	75.5%
As a percentage of total revenue	11.5%	14.7%
     General and administrative expenses increased 75.5% to $4.4 million (11.5% of revenue) in the three months ended April 1, 2006 from $2.5 million (14.7% of revenue) in the three months ended March 31, 2005. The $1.9 million increase was primarily due to increased salaries and related personnel costs associated with the growth in headcount in our general and administrative functions to 60 employees in the three months ended April 1, 2006 from 38 employees in the three months ended March 31, 2005. Additionally, we incurred approximately $0.7 million in the three months ended April 1, 2006 for professional accounting fees, legal fees and other costs associated with being a public company that were not required in the three months ended March 31, 2005. In fiscal 2006, we anticipate that general and administrative expenses will increase in absolute dollars due to the increased costs associated with being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

  Other Income (Expense), Net

	Three Months Ended
	April 1,	March 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total other income (expense), net	$920	$97	$823	848.5%
As a percentage of total revenue	2.4%	0.6%
     Other income (expense), net amounted to $0.9 million for the three months ended April 1, 2006 compared to $0.1 million for the three months ended March 31, 2005. The other income (expense), net was directly related to $0.9 million of interest income resulting from the investment of the net proceeds from our initial public offering, which closed on November 15, 2005.
  Income Tax Provision

	Three Months Ended
	April 1,	March 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total income tax provision.	$14	$2	$12	600.0%
As a percentage of total revenue	0.0%	0.0%
     The provision for income taxes for the three months ended April 1, 2006 consists solely of state taxes.
Liquidity and Capital Resources
     At April 1, 2006 our principal sources of liquidity were cash and cash equivalents totaling $11.9 million, short-term investments of $70.1 million, and accounts receivable of $10.9 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting commissions, professional fees and other expenses associated with the offering.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the first quarter of 2006 and the first quarter of 2005, we spent $1.0 million and $0.9 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year. In the past, we have relied on our working capital line of credit to cover the short-term cash needs resulting from the seasonality of our home robots business.
  Discussion of Cash Flows
     Net cash provided by our operating activities in first quarter of 2006 was $6.9 million compared to net cash used by operating activities of $5.9 million in the first quarter of 2005. The cash provided by our operating activities in the first quarter of 2006 was primarily due to a decrease in accounts receivable of $12.1 million offset by a net loss of $2.9 million, an increase in inventory of $0.8 million, and a decrease in liabilities of $3.0 million. In addition, in the first quarter of 2006, we had depreciation and amortization of approximately $0.9 million and stock-based compensation of $0.5 million, both of which are non-cash expenses. The cash used by our operating activities in the first quarter of 2005 was primarily due to a net loss of approximately $4.1 million, and a decrease in total liabilities of $8.1 million, partially offset by a decrease in accounts receivable of $5.1 million, and a decrease in inventory of approximately $1.9 million. In addition, in the first quarter of 2005, we had $0.4 million of depreciation expense and approximately $0.1 million in stock-based compensation, both of which are non-cash expenses.
     Net cash used in our investing activities was $71.1 million in the first quarter of 2006 and $0.9 million in the first quarter of 2005. Investing activities in the first quarter of 2006 represent the purchase of short-term investments of $80.2 million and capital equipment of $1.0 million, offset by the sale of short-term investments of $10.1 million. Investing activities in the first quarter of 2005 represent the purchase of capital equipment.
     Net cash provided by our financing activities was approximately $0.1 million in the first quarter of 2006 and $0.2 million in the first quarter of 2005. Net cash provided by our financing activities in the first quarter of 2006 and the first quarter of 2005 consisted primarily of proceeds from the exercise of common stock options.
     The majority of our long-lived assets for the quarters ended April 1, 2006 and March 31, 2005 are located in the United States. However, we have invested a significant amount in production tooling for the manufacture of the Roomba and Scooba product lines in China.
     Historically, we have incurred significant losses, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal 2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we achieved profitability in both fiscal 2004 and fiscal 2005. We have not invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our home robot revenue has been highly seasonal. This seasonality tends to result in the net use of cash during the first half of the year and significant generation of cash in the second half of the year. Given the recent success of our products and resulting growth in revenue, we believe that existing cash and cash equivalents, short-term investments, cash provided by operating activities and funds available through our bank line of credit will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.
  Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as April 1, 2006:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$1,902	$2,888	$167	$—	$4,957
Minimum contractual payments	875	1,750	1,750	—	4,375

Total	$2,777	$4,638	$1,917	$—	$9,332

Off-Balance Sheet Arrangements
     As of April 1, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Foreign Operations
     Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial.
Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. We adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At April 1, 2006, we had unrestricted cash and cash equivalents of $11.9 million and short-term investments of $70.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of April 1, 2006, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At April 1, 2006, there were no amounts outstanding under our working capital line of credit.
Exchange Rate Sensitivity
     Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial.
Item 4. Controls and Procedures
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
Part II. Other Information
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. In addition to the risks described in our Annual Report on Form 10-K, you are urged to consider the risk set forth below which may affect our future operating results. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results
We recently introduced our Scooba home robot product line, and if this new product line does not generate significant sales or support the suggested unit pricing, our revenue and operating results would be negatively impacted.
     In December 2005, we made our Scooba floor washing robot available for volume distribution. We have limited experience with the enhancement, development and introduction of new product lines. In connection with the market introduction of Scooba, our retail distributors placed initial orders for Scooba robots late in the fourth quarter of 2005 and in the first quarter of 2006. The suggested retail price for Scooba robots has been and is $399 per unit. A significant number of retail outlets independently began to offer and are offering Scooba robots for a discounted price per unit of less than $300. We have devoted, and will continue to devote, significant time and have incurred, and will continue to incur, significant expenses in connection with developing an extension of our Scooba line of floor washing robots with a suggested retail price of less than $300, which we expect to introduce in our third quarter of 2006. We are unable to determine at this time whether any of our Scooba floor washing robots will attain market acceptance, at any price, or generate significant sales to consumers. Our revenues and operating results in 2006 and in the future will depend in large part on the success of this product line, and our revenues and operating results will be negatively impacted if this product line does not generate significant sales to consumers or support pricing that allows us to achieve an acceptable gross margin.
Item 6. Exhibits
     The following exhibits are filed as part of and incorporated by reference into the Quarterly Report on Form 10-Q:
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: May 9, 2006	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: May 9, 2006	By:	/s/ Gerald C. Kent, Jr.
Gerald C. Kent, Jr.
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002