Form 10-Q
period 2006-07-01
IROBOT CORP
filed 2006-08-08
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 1, 2006
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
Yes ☐           No ☑.
The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2006 was 23,557,721.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JULY 1, 2006
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	July 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,732	$76,064
Short-term investments	67,400	—
Accounts receivable, net of allowance of $238 and $117 at July 1, 2006 and December 31, 2005, respectively	8,109	23,045
Unbilled revenue	1,214	1,424
Inventory, net	16,843	15,903
Other current assets	1,269	1,533

Total current assets	102,567	117,969
Property and equipment, net	7,333	6,966

Total assets	$109,900	$124,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,240	$23,721
Accrued expenses	4,343	3,484
Accrued compensation	4,468	4,002
Provision for contract settlements	5,096	5,154
Deferred revenue	1,591	1,018

Total current liabilities	25,738	37,379
Commitments and contingencies (Note 8):
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 23,532 and 23,406 issued and outstanding at July 1, 2006 and December 31, 2005, respectively	235	234
Additional paid-in capital	115,628	114,808
Deferred compensation	(2,731)	(3,210)
Accumulated deficit	(28,970)	(24,276)

Total stockholders’ equity	84,162	87,556

Total liabilities and stockholders’ equity	$109,900	$124,935

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue:
Product revenue	$29,594	$22,193	$62,950	$34,724
Contract revenue	4,967	3,693	9,820	8,232
Royalty revenue	—	—	—	62

Total revenue	34,561	25,886	72,770	43,018
Cost of revenue:
Cost of product revenue (1)	18,833	16,923	41,300	26,760
Cost of contract revenue (1)	3,951	2,652	7,500	5,780

Total cost of revenue	22,784	19,575	48,800	32,540

Gross profit	11,777	6,311	23,970	10,478
Operating expenses:
Research and development (1)	3,818	2,687	6,601	5,745
Selling and marketing (1)	5,669	3,907	14,485	6,695
General and administrative (1)	4,994	2,887	9,411	5,404

Total operating expenses	14,481	9,481	30,497	17,844

Operating loss	(2,704)	(3,170)	(6,527)	(7,366)
Other income (expense), net	949	114	1,869	211

Loss before income taxes	(1,755)	(3,056)	(4,658)	(7,155)
Income tax expense	22	—	36	2

Net loss	$(1,777)	$(3,056)	$(4,694)	$(7,157)

Net loss per share
Basic and diluted	$(0.08)	$(0.30)	$(0.20)	$(0.72)
Number of shares used in per share calculations
Basic and diluted	23,431	10,139	23,403	10,008

(1)	Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, using the modified prospective method to value its share-based payments. Accordingly, for the three and six months ended July 1, 2006, stock-based compensation was accounted for under SFAS No. 123(R), while for the three and six months ended July 2, 2005, stock-based compensation was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. See Note 2 — Summary of Significant Accounting Policies. Total stock-based compensation recorded in 2006 and 2005 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)
Cost of product revenue	$68	$6	$123	$9
Cost of contract revenue	57	7	111	11
Research and development	89	22	180	32
Selling and marketing	74	3	106	3
General and administrative	263	75	518	135

Total stock-based compensation	$551	$113	$1,038	$190

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,694)	$(7,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,844	887
Stock-based compensation	1,038	190
Tax benefit of disqualifying dispositions	38	—
Changes in working capital — (use) source
Accounts receivable	14,936	7,092
Unbilled revenue	210	(156)
Inventory	(940)	(4,731)
Other assets	264	(79)
Accounts payable	(13,481)	31
Accrued expenses	860	210
Accrued compensation	466	(387)
Provision for contract settlement	(58)	48
Deferred revenue	573	740
Change in long-term liabilities	—	(67)

Net cash provided by (used in) operating activities	1,056	(3,379)

Cash flows from investing activities:
Purchase of property and equipment	(2,211)	(1,385)
Purchases of investments	(92,200)	—
Sales of investments	24,800	—

Net cash used in financing activities	(69,611)	(1,385)

Cash flows from financing activities:
Repayment of Note Receivable from stockholder	—	43
Proceeds from stock option exercises	223	370

Net cash provided by financing activities	223	413

Net decrease in cash and cash equivalents	(68,332)	(4,351)
Cash and cash equivalents, at beginning of period	76,064	19,441

Cash and cash equivalents, at end of period	$7,732	$15,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$6
Cash paid for income taxes	163	7
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the six months ended July 1, 2006 and July 2, 2005, the Company transferred $459 and $140, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of July 1, 2006 and for the three and six months ended July 1, 2006 and July 2, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of July 1, 2006 and results of operations and cash flows for the periods ended July 1, 2006 and July 2, 2005 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
  Fiscal Year-End
     The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
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
  Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 must apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, the Company did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R).
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
     In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended July 1, 2006, respectively and $0.4 million for the twelve months ended December 31, 2005. As of July 1, 2006, the deferred stock-based compensation balance associated with these grants was $2.6 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.3 million during the remaining six months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), the Company recognized $0.3 million and $0.6 million of stock-based compensation expense during the three and six months ended July 1, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of July 1, 2006 associated with these grants was $7.8 million with a weighted average remaining recognition period of 2.23 years.
     The fair value of each option grant for the three and six months ended July 1, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Risk-free interest rate	4.85% – 4.99%	4.32% – 4.99%
Expected dividend yield	—	—
Expected life	4.75	4.75 – 6.5 years
Expected volatility	65%	65%
     The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the Company performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and six months ended July 1, 2006 was $13.312 and $15.060 respectively.
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
     The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
	(In thousands except
	per share data)
Net loss
As reported	$ (3,056)	$ (7,157)
Add back: Stock-based employee compensation expense reported in net loss	113	190
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(161)	(271)

Pro forma loss	$(3,104)	$(7,238)

Net loss per share, as reported
Basic and diluted	$(0.30)	$(0.72)
Pro forma net loss per share
Basic and diluted	$(0.31)	$(0.72)
Number of shares used in per share calculations
Basic and diluted	10,139	10,008
     The fair value of each option grant for the three and six months ended July 2, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Risk-free interest rate	3.88%	3.88%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	0.0%	0.0%
     In accordance with the provisions of SFAS No. 123 the Company valued options under the minimum value method up to its initial public offering on November 9, 2005, therefore options granted prior to this date had a zero expected volatility.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and six months ended July 2, 2005 was $4.98 and $2.80, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below summarizes stock option plan activity for the six months ended July 1, 2006:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
Outstanding at December 31, 2005	3,271,484	$1.278
Granted	387,145	25.513
Exercised	(126,274)	1.764
Canceled	(29,737)	7.767

Outstanding at July 1, 2006	3,502,618	$7.363	7.17 years	$62.2 million

Exercisable as of July 1, 2006	1,199,646	$2.045	5.21 years	$27.4 million
Weighted average fair value of options granted during the six months ended July 1, 2006		$15.060
Options available for future grant at July 1, 2006	946,274

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on July 1, 2006 of $24.88 and the exercise price of the underlying option.
     During the three and six month periods ended July 1, 2006, the total intrinsic value of stock options exercised was $2.1 million and $3.0 million, respectively. No amounts relating to stock-based compensation have been capitalized.
     The table below summarizes activity relating to restricted stock awards in the six months ended July 1, 2006:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value
Outstanding at December 31, 2005	173,361	$1.941
Granted	—	—
Vested	(124,362)	$1.614
Forfeited	—	—

Outstanding at July 1, 2006	48,999	$2.770

     As of July 1, 2006, the unamortized fair value of all restricted stock awards was $119,000. The Company expects to recognize associated stock-based compensation expense of $34,000 in the remaining six months of 2006, $68,000 in 2007 and $17,000 in 2008.
     The following table summarizes information about stock options outstanding at July 1, 2006:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.0002	347,710	0.97 years	$0.0002	347,710	$0.0002
0.24	43,420	2.63	0.24	43,420	0.24
0.55	157,742	6.47	0.55	90,951	0.55
1.87	139,390	4.55	1.87	138,825	1.87
2.33	710,979	7.47	2.33	288,406	2.33
2.78	565,872	8.07	2.78	139,459	2.78
4.60	147,015	8.55	4.60	25,975	4.60
4.96	429,270	8.66	4.96	82,020	4.96
5.66	135,775	9.04	5.66	17,780	5.66
14.54	111,500	9.14	14.54	12,600	14.54
16.32	40,100	9.24	16.32	6,500	16.32
17.77	84,500	9.30	17.77	500	17.77
21.60	23,200	9.34	21.60	—	—
21.80	28,200	6.93	21.80	1,000	—

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
22.20	146,650	7.72	22.20	—	—
24.00	160,000	9.36	24.00	—	—
24.88	28,650	7.00	24.88	—	—
27.22	129,140	6.65	27.22	—	—
27.80	15,605	6.75	27.80	3,500	27.80
29.74	6,000	9.40	29.74	1,000	29.74
33.94	15,000	9.50	33.94	—	—
34.98	36,900	9.58	34.98	—	—

$0.0002-$34.98	3,502,618	7.17	$7.36	1,199,646	$2.05

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
     In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to common stock on a 1-for-1 basis. Consequently, the requirements of Emerging Issues Task Force 03-06 were not applicable for the three and six months ended July 1, 2006.
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(In thousands, except per
		share amounts)
Net loss	$(1,777)	$(3,056)	$(4,694)	$(7,157)

Weighted average shares outstanding	23,431	10,139	23,403	10,008
Dilutive effect of employee stock options, restricted shares and warrants	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—

Diluted weighted average shares outstanding	23,431	10,139	23,403	10,008

Basic and diluted loss per share	$(0.08)	$(0.30)	$(0.20)	$(0.72)
     For the three and six months ended July 1, 2006, the weighted effect of options to purchase common stock totaling 2,166 and 2,249 shares, respectively, were not included in the calculation because the effect would have been antidilutive. For the three and six months ended July 2, 2005, the weighted effect of options to purchase common stock, the assumed conversion of preferred stock and warrants totaling 11,638 and 11,489 shares, respectively, were not included in the calculation because the effect would have been antidilutive.
  Income Taxes
     Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
  Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of the implementation of FIN 48 on its consolidated financial statements.
     In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006 and the adoption did not have an effect on its consolidated results of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. The Company adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have an effect on its consolidated results of operations and financial condition.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of July 1, 2006, investments consisted of:

		Fair
	Cost	Market Value
	(In thousands)
Auction Rate Debt Securities	$67,400	$67,400
The Company did not hold any investments as of July 2, 2005.
As of July 1, 2006, the Company’s investments had maturity dates ranging from August 2027 to December 2045. Despite the long-term contractual maturities of the auction rate securities held at July 1, 2006, all of these securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.
5. Inventory
     Inventory consists of the following at:

	July 1,	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,772	$990
Work in process	—	15
Finished goods	15,071	14,898

	$16,843	$15,903

6. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of July 1, 2006, there were 946,274 shares available for future grant under the 2005 Plan.
     Options granted under the 1994 Plan, the 2001 Plan, the 2004 Plan and the 2005 Plan (the “Plans”) are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire 7 or 10 years from the date of grant or, if earlier, 60 or 90 days from employee termination. Prior to the Company’s initial public offering, the exercise price for each incentive stock option was determined by the board of directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the board of directors considered a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of incentive stock options is equal to the closing price on the NASDAQ National Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), in accounting for stock options issued subsequent to this date. Prior to January 1, 2006, the Company utilized the provisions of APB No. 25 and related interpretations in accounting for options granted.
7. Accrued Expenses
     Accrued expenses consist of the following at:

	July 1,	December 31,
	2006	2005
	(In thousands)
Accrued warranty	$1,757	$2,031
Accrued rent	304	323
Accrued sales commissions	102	468
Accrued accounting fees	295	255
Accrued other	1,885	407

	$4,343	$3,484

8. Commitments and Contingencies
  Legal
     The Company received a letter from a UK government agency (the “Customer”) dated February 9, 2004, attempting to terminate a contract for the design, development, production and support of a number of man-portable remote control vehicles for use in explosive ordnance disposal operations. The Company entered into the contract with the Customer on May 23, 2001, and has substantially completed the product design and development phase of the work. The Company received payments based upon achieving a number of contract milestones and has recognized revenue based on progress under the percentage-of-completion method of accounting. In addition to the milestone payments, the Customer advanced the Company funds to purchase long-lead inventory components in advance of the production contemplated in the contract. The Company has been paid £3.7 million (approximately $6.7 million at the July 1, 2006 exchange rate), which includes £0.7 million (approximately $1.2 million at the July 1, 2006 exchange rate) for long-lead inventory items. In its termination letter, the Customer demanded a refund of all monies paid under the contract. The Company engaged legal counsel in anticipation of a negotiated settlement with the Customer. Management believes that it has adequately provided for the possibility of refunding some portion of the payments made to date under the contract.
     See footnote 10 regarding the settlement reached with the Customer on July 27, 2006.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
  Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended July 1, 2006 and July 2, 2005 amounted to $0.5 million and $0.3 million, respectively, and for the six months ended July 1, 2006 and July 2, 2005 amounted to $1.0 million and $0.6 million, respectively. Future minimum rental payments under operating leases were as follows as of July 1, 2006:

Operating
Leases
Remainder of 2006	$946
2007	1,786
2008	1,538
2009	137
2010	74
Thereafter	—

Total minimum lease payments	$4,481

  Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2006 and December 31, 2005, respectively.
  Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(In thousands)
Balance at beginning of period	$2,010	$1,100	$2,031	$1,398
Provision	1,060	1,698	2,376	2,144
Warranty usage(*)	(1,313)	(770)	(2,650)	(1,514)

Balance at end of period	$1,757	$2,028	$1,757	$2,028

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
9. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots and government and industrial divisions.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
  Government and Industrial
     The Company’s government and industrial division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries other than the United States through international distribution. The Company’s government and industrial products are robots used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue:
Home Robots	$16,738	$11,082	$39,947	$19,573
Government & Industrial	17,823	14,804	32,823	23,383
Other	—	—	—	62

Total revenue	34,561	25,886	72,770	43,018

Cost of revenue:
Home Robots	10,748	8,337	26,001	14,501
Government & Industrial	12,036	11,252	22,799	18,050
Other	—	(14)	—	(11)

Total cost of revenue	22,784	19,575	48,800	32,540

Gross profit:
Home Robots	5,990	2,745	13,946	5,072
Government & Industrial	5,787	3,552	10,024	5,333
Other	—	14	—	73

Total gross profit	11,777	6,311	23,970	10,478

Research and development
Other	3,818	2,687	6,601	5,745
Selling and marketing
Other	5,669	3,907	14,485	6,695
General and administrative
Other	4,994	2,887	9,411	5,404
Other (expense) income, net
Other	949	114	1,869	211
Loss before income taxes
Other	$(1,755)	$(3,056)	$(4,658)	$(7,155)

  Geographic Information
     For the three months ended July 1, 2006 and July 2, 2005, sales to non-U.S. customers accounted for 10.8% and 7.3% of total revenue, respectively, and for the six months ended July 1, 2006 and July 2, 2005, sales to non-U.S. customers accounted for 8.9% and 8.1% of total revenue, respectively
  Significant Customers
     For the three months ended July 1, 2006 and July 2, 2005, U.S. federal government orders, contracts and subcontracts accounted for 48.1% and 54.0% of total revenue, respectively, and for the six months ended July 1, 2006 and July 2, 2005, U.S. federal government orders, contracts and subcontracts accounted for 41.8% and 49.0%

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
of total revenue, respectively.
10. Subsequent Event
     On July 27, 2006, the Company signed an agreement with the United Kingdom’s Ministry of Defence (MoD) Defence Procurement Agency (DPA) to supply 30 iRobot PackBot EOD robots, spare parts and support. This agreement is a settlement of a dispute between the MoD and the Company as more fully described in footnote 8.
     The current reserve balance of $5.1 million (noted in footnote 8) is sufficient to complete the deliverables under the agreement and the agreement will be treated as a change order to the original contract in the third fiscal quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in Item 1A in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of July 1, 2006, we had 325 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). Additionally, since we valued options under the minimum value method up to our initial public offering on November 9, 2005, options granted prior to this date had a zero expected volatility. Prior to our initial public offering, we had accounted for certain option grants under APB 25. As of July 1, 2006, the deferred stock-based compensation balance associated with these grants was $2.6 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.3 million during the remaining six months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), we recognized $0.3 million and $0.6 million of stock-based compensation expense during the three and six months ended July 1, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of July 1, 2006 associated with these grants was $7.8 million with a weighted average remaining recognition period of 2.23 years.
     The fair value of each option grant for the three and six months ended July 1, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Risk-free interest rate	4.85% – 4.99%	4.32% – 4.99%
Expected dividend yield	—	—
Expected life	4.75 years	4.75 – 6.5 years
Expected volatility	65%	65%
     The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, we performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and six months ended July 1, 2006 was $13.312 and $15.060 respectively.
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

Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue
Product revenue	85.6%	85.7%	86.5%	80.7%
Contract revenue	14.4	14.3	13.5	19.2
Royalty revenue	—	—	—	0.1

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	54.5	65.4	56.8	62.2
Cost of contract revenue	11.4	10.2	10.3	13.4

Total cost of revenue	65.9	75.6	67.1	75.6

Gross profit	34.1	24.4	32.9	24.4
Operating Expenses
Research and development	11.0	10.4	9.1	13.3
Selling and marketing	16.4	15.1	19.9	15.6
General and administrative	14.5	11.1	12.9	12.6

Total operating expenses	41.9	36.6	41.9	41.5

Operating loss	(7.8)	(12.2)	(9.0)	(17.1)
Other income (expense), net	2.8	0.4	2.6	0.5

Loss before income taxes	(5.0)	(11.8)	(6.4)	(16.6)
Income tax expense	0.1	—	0.1	—

Net loss	(5.1)%	(11.8)%	(6.5)%	(16.6)%

  Comparison of Three Months and Six Months Ended July 1, 2006 and July 2, 2005
  Revenue

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$34,561	$25,886	$8,675	33.5%	$72,770	$43,018	$29,752	69.2%
     Total revenue for the three months ended July 1, 2006 increased to $34.6 million, or 33.5%, compared to $25.9 million for the three months ended July 2, 2005. Revenue increased approximately $5.7 million, or 51.0%, in our home robots business and $3.0 million, or 20.4%, in our government and industrial business. The $5.7 million increase in revenue from our home robots division was driven primarily by a 28.9% increase in unit shipments and a 20.9% increase in net average selling prices. Total home floor care robots shipped in the three months ended July 1, 2006 was approximately 107,000 units compared to approximately 83,000 units in the three months ended July 2, 2005. The $3.0 million increase in revenue from our government and industrial business for the three months ended July 1, 2006 as compared to three months ended July 2, 2005 was due to a 29.5% increase in the net average selling price of our military robots and a 48.3% increase in contract revenues generated under funded research and development contracts such as the Future Combat Systems program. Included in this $3.0 million growth was an increase of approximately $1.8 million in product life cycle revenue (robot spares), which was primarily driven by the continued demand for our military robots, as compared to $1.6 million of product life cycle revenue in the three months ended July 2, 2005. Total military robot units shipped in the three months ended July 1, 2006 was 85 compared to 98 in the three months ended July 2, 2005.
     Total revenue for the six months ended July 1, 2006 increased to $72.8 million, or 69.2%, compared to $43.0 million for the six months ended July 2, 2005. Revenue increased approximately $20.4 million, or 104.1%, in our home robots business and $9.4 million, or 40.4%, in our government and industrial business. The $20.4 million increase in revenue from our home robots division was driven primarily by the initial distribution into the retail channel of our Scooba floor washing robot, which was released late in 2005, continued demand for our Roomba floor vacuuming robot and a 30.9% increase in net average selling prices. Total home floor care robots shipped in the six months ended July 1, 2006 was approximately 237,000 units compared to approximately 146,000 units in the six months ended July 2, 2005. Included within this unit increase were a significant number of Scooba floor washing robots associated with the initial distribution into the retail channel in the first quarter. The $9.4 million increase in revenue from our government and industrial business for the six months ended July 1, 2006 as compared to six months ended July 2, 2005 was due to a 15.6% increase in the number of military robots shipped, a 25.1% increase in average selling prices and a 31.5% increase in contract revenues generated under funded research and development contracts such as the Future Combat Systems program. Included in this $9.4 million growth was an increase of approximately $3.2 million in product life cycle revenue (robot spares), which was primarily driven by the increased demand for our military robots, as compared to $2.1 million of product life cycle revenue in the six months ended July 2, 2005. Total military robot units shipped in the six months ended July 1, 2006 was 156 compared to 135 in the six months ended July 2, 2005. The majority of this unit increase was related to 131 units shipped under our contract with the Naval Sea Systems Command for Man Transportable Robotics Systems.
  Cost of Revenue

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$22,784	$19,575	$3,209	16.4%	$48,800	$32,540	$16,260	50.0%
As a percentage of total revenue	65.9%	75.6%			67.1%	75.6%
     Total cost of revenue increased to $22.8 million in the three months ended July 1, 2006, compared to $19.6 million in the three months ended July 2, 2005. The increase is primarily attributable to a 28.9% increase in the unit sales of our home floor care robots and higher costs associated with the 48.3% increase in contract revenues generated under funded research and development contracts in the three months ended July 1, 2006 as compared to the three months ended July 2, 2005. These increases were offset by lower costs associated with a 13.3% decrease in the unit sales of our PackBot robots. The average unit costs of our home robots increased by approximately 4.1% over the three months ended July 2, 2005. This increase was attributable to a shift in the mix of the home floor care robots that we sold and higher manufacturing overhead expenses offset by lower warranty costs as compared to the three months ended July 2, 2005. The average unit cost of our government and industrial robots increased by 4.4% over the three months ended July 2, 2005 and was due to higher manufacturing overhead expenses and slightly higher average standard cost due to the mix of products shipped offset by lower warranty costs.
     Total cost of revenue increased to $48.8 million in the six months ended July 1, 2006, compared to $32.5 million in the six months ended July 2, 2005. The increase is primarily attributable to a 62.3% increase in the unit sales of our home floor care robots, a 15.6% increase in the unit sales of our military robots and higher costs associated with a 31.5% increase in contract revenues generated under funded research and development contracts in the six months ended July 1, 2006 as compared to the six months ended July 2, 2005. The average unit costs of our home robots increased by approximately 16.0% over the six months ended July 2, 2005 and was primarily related to the a shift in the mix of the home floor care robots that we sold. In particular, the average unit cost increase was largely attributable to a significant number of Scooba floor washing robots shipped in the six months ended July 1, 2006. Our Scooba floor washing robot carries a higher per unit cost than our Roomba floor vacuuming robot which represented 100% of home floor care robots shipped in the six months ended July 2, 2005. This increase was partially offset by lower manufacturing overhead expenses and lower warranty costs. The average unit cost of our government and industrial robots increase by 2.2% over the six months ended July 2, 2005. This increase was due to higher manufacturing overhead expenses and higher average standard cost due to the mix of products shipped partially offset by reductions in warranty costs.

  Gross Profit

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total gross profit	$11,777	$6,311	$5,466	86.6%	$23,970	$10,478	$13,492	128.8%
As a percentage of total revenue	34.1%	24.4%			32.9%	24.4%
     Gross profit increased 86.6% to $11.8 million in the three months ended July 1, 2006, from $6.3 million in the three months ended July 2, 2005. Gross profit as a percentage of revenue increased to 34.1% in the three months ended July 1, 2006 from 24.4% of revenue in the three months ended July 2, 2005. This 9.7 percentage point increase in gross profit was attributable to two factors. First, the home robots division, which carries a higher overall gross profit than the government and industrial division, accounted for approximately 50.9% of total gross profit for the three months ended July 1, 2006 compared to approximately 43.5% in the three months ended July 2, 2005. Second, for the reasons noted above, both the home robots and the government and industrial divisions experienced improved gross profit for the three months ended July 1, 2006 as compared to the three months ended July 2, 2005. Home robots gross profit improved by 11.0 percentage points for the three months ended July 1, 2006 as compared to the three month period ended July 2, 2005 due primarily to higher net average selling prices and lower warranty costs. Government and industrial gross profit improvement was 8.5 percentage points for the three months ended July 1, 2006 as compared to the three months ended July 2, 2005 due primarily to improved warranty experience, higher net average selling prices and increased product life cycle revenue partially offset by increased manufacturing overhead expenses.
     Gross profit increased 128.8% to $24.0 million in the six months ended July 1, 2006, from $10.5 million in the six months ended July 2, 2005. Gross profit as a percentage of revenue increased to 32.9% in the six months ended July 1, 2006 from 24.4% of revenue in the six months ended July 2, 2005. This 8.5 percentage increase in gross profit was attributable to two factors. First, the home robots division, which carries a higher overall gross profit than the government and industrial division, accounted for approximately 58.2% of total gross profit for the six months ended July 1, 2006 compared to approximately 48.4% in the six months ended July 2, 2005. Second, both the home robots and the government and industrial divisions experienced improved gross profit for the six months ended July 1, 2006 as compared to the six months ended July 2, 2005. Home robots gross profit improved by 9.0 percentage points for the six months ended July 1, 2006 as compared to the six month period ended July 2, 2005 due to higher net average selling prices as well as lower warranty costs and lower manufacturing overhead expenses as a percent of total revenue. Government and industrial gross profit improvement was 7.7 percentage points for the six months ended July 1, 2006 as compared to the six months ended July 2, 2005 due primarily to improved warranty experience and higher net average selling prices partially offset by increased manufacturing overhead expenses.
  Research and Development

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$3,818	$2,687	$1,131	42.1%	$6,601	$5,745	$856	14.9%
As a percentage of total revenue	11.0%	10.4%			9.1%	13.3%
     Research and development expenses increased by $1.1 million or 42.1% to $3.8 million (11.0% percent of revenue) in the three months ended July 1, 2006, from $2.7 million (10.4% of revenue) for the three months ended July 2, 2005. The increase in research and development expenses was primarily due to a $0.8 million increase in compensation and benefit related expenses attributed to increased headcount, $0.2 million relates to increased occupancy and depreciation expenses which includes the addition of our Mysore, India office which opened in late 2005, as well as increased depreciation expense on computer equipment related to increased headcount.
     Research and development expenses increased by $0.9 million or 14.9% to $6.6 million (9.1% percent of revenue) in the six months ended July 1, 2006, from $5.7 million (13.3% of revenue) for the six months ended July

2, 2005. The increase in research and development expense is due primarily to a $1.8 million increase in compensation and benefit related expenses attributed to increased headcount, $0.3 million related to increased occupancy and depreciation expenses that includes the addition of the Mysore, India office which opened in late 2005, as well as increased depreciation expense on computer equipment related to increased headcount. These increases were offset by a reduction of $1.5 million in internally funded research and development projects primarily related to Scooba, which was launched late in the fourth quarter of 2005.
     Overall research and development headcount increased to 89 at July 1, 2006 compared to 64 as of July 2, 2005, an increase of 25 employees or 39% growth.
     We intend to accelerate our investment in research and development for the balance of fiscal 2006 to respond to and anticipate customer needs. Accordingly, we anticipate that research and development expenses will increase in absolute dollars for the foreseeable future.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and six months ended July 1, 2006, these expenses amounted to $4.0 million and $7.5 million compared to $2.7 million and $5.8 million for the comparable three and six month periods ended July 2, 2005, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$5,669	$3,907	$1,762	45.1%	$14,485	$6,695	$7,790	116.4%
As a percentage of total revenue	16.4%	15.1%			19.9%	15.6%
     Selling and marketing expenses increased by $1.8 million or 45.1% to $5.7 million (16.4% of revenue) in the three months ended July 1, 2006 from $3.9 million (15.1% of revenue) in the three months ended July 2, 2005. The increase in selling and marketing expense was primarily driven by increased home robot division selling and marketing expenses which increased $1.1 million over the three months ended July 2, 2005. This increase primarily consisted of $0.3 million in increased customer service costs, $0.3 million in increased advertising expense and $0.5 million in direct fulfillment costs, attributed to an increase in our direct business, offset by a slight decrease $0.1 million in television media marketing for the three months ended July 1, 2006. Government and industrial division expenses were up $0.3 million from the comparable quarter last year due primarily to $0.1 million of bid and proposal activities, $0.1 million increase in compensation and benefit related expense attributed to increased headcount. Corporate sales and marketing increased $0.3 million of which $0.2 million relates to public relations expenses not incurred in the prior year in which we were a private company.
     Selling and marketing expenses increased by $7.8 million or 116.4% to $14.5 million (19.9% of revenue) in the six months ended July 1, 2006 from $6.7 million (15.6% of revenue) in the six months ended July 2, 2005. The increase in selling and marketing expense was primarily driven by increased home robot division selling and marketing expense increase of $6.3 million over the comparable six months ended July 2, 2005. The increase was primarily made up of $2.9 million in television advertising on Scooba and Roomba, $1.0 million increase in marketing display and on-line media advertising, $0.7 million on increase in direct fulfillment costs, $0.7 million increased compensation and benefit related expense, $0.5 million increased customer service costs, $0.4 million increased freight costs on promotional activities and $0.3 million of increased travel. All of these increases are attributable to increased home robot revenue year-over-year of $20.4 million. Government and industrial division expenses were up $0.8 million from the comparable six months last year due primarily to $0.5 million of increased bid and proposal activities, $0.1 million of increased compensation and benefit related expense attributed to incremental headcount. Corporate sales and marketing increased $0.7 million of which $0.5 million relates to public relations expenses.

     For the balance of fiscal 2006, we expect to continue to invest in national advertising, trade shows, and direct marketing and public relations opportunities to further build brand awareness. Accordingly, we anticipate that selling and marketing expenses will increase in absolute dollars but as a percentage of total revenue will trend down slightly as compared to the first six months of fiscal 2006.
General and Administrative

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$4,994	$2,887	$2,107	73.0%	$9,411	$5,404	$4,007	74.1%
As a percentage of total revenue	14.5%	11.1%			12.9%	12.6%
     General and administrative expenses increased by $2.1 million or 73.0% to $5.0 million (14.5% of revenue) in the three months ended July 1, 2006 from $2.9 million (11.1% of revenue) in the three months ended July 2, 2005. The increase in general and administrative expenses was primarily driven by an increase of $0.8 million in compensation and related benefit expenses due to increased headcount over the comparable period, $0.8 million relates to costs incurred on professional accounting, legal, and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act.
     General and administrative expenses increased by $4.0 million or 74.1% to $9.4 million (12.9% of revenue) in the six months ended July 1, 2006 from $5.4 million (12.6% of revenue) in the six months ended July 2, 2005. The increase in general and administrative expense was primarily driven by an increase of $1.6 million in compensation and related benefit expenses due to increased headcount over the comparable period, $1.4 million relates to costs incurred on professional accounting, legal and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act.
     Overall general and administrative headcount increased to 66 at July 1, 2006 compared to 46 as of July 2, 2005, an increase of 20 employees or 43% growth.
  Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income (expense), net	$949	$114	$835	N/M	$1,869	$211	$1,658	N/M
As a percentage of total revenue	2.8%	0.4%			2.6%	0.5%
     Other income (expense), net amounted to $0.9 million for the three months ended July 1, 2006 compared to $0.1 million for the three months ended July 2, 2005. The other income (expense), net was directly related to $1.0 million of interest income resulting from the investment of the net proceeds from our initial public offering, which closed on November 15, 2005.
     For the six months ended July 1, 2006, other income (expense), net amounted to $1.9 million compared to $0.2 million in the six months ended July 2, 2005. The other income (expense), net was directly related to $1.9 million of interest income resulting from the investment of net proceeds from our initial public offering.
  Income Tax Provision

	Three Months Ended				Six Months Ended
	July 1,	July 2,	Dollar	Percent	July 1,	July 2,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision	$22	—	$22	N/A	$36	$2	$34	N/M
As a percentage of total revenue	0.1%	—			0.1%	0.0%

     The provision for income taxes for the three and six months ended July 1, 2006 consists solely of state taxes.
Liquidity and Capital Resources
     At July 1, 2006 our principal sources of liquidity were cash and cash equivalents totaling $7.7 million, short-term investments of $67.4 million, and accounts receivable of $8.1 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting commissions, professional fees and other expenses associated with the offering.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the six month periods ending July 1, 2006 and July 2, 2005, we spent $2.2 million and $1.4 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a break even or net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year. In the past, we have relied on our working capital line of credit to cover the short-term cash needs resulting from the seasonality of our home robots business.
  Discussion of Cash Flows
     Net cash provided by our operating activities in the six months ended July 1, 2006 was $1.1 million compared to net cash used by operating activities of $3.4 million in the six months ended July 2, 2005. The cash provided by our operating activities in the six months ended July 1, 2006 was primarily due to a decrease in accounts receivable of $14.9 million offset by a net loss of $4.7 million, an increase in inventory of $0.9 million, and a decrease in liabilities of $11.6 million. In addition, in the six months ended July 1, 2006, we had depreciation and amortization of approximately $1.8 million and stock-based compensation of $1.0 million, both of which are non-cash expenses. The cash used by our operating activities in the six months ended July 2, 2005 was primarily due to a net loss of approximately $7.2 million, and an increase in inventory of $4.7 million, partially offset by a decrease in accounts receivable of $7.1 million, and an increase in total liabilities of approximately $0.6 million. In addition, in the six months ended July 2, 2005, we had $0.9 million of depreciation expense and approximately $0.2 million in stock-based compensation, both of which are non-cash expenses.
     Net cash used in our investing activities was $69.6 million in the six months ended July 1, 2006 and $1.4 million in the six months ended July 2, 2005. Investing activities in the six months ended July 1, 2006 represent the purchase of short-term investments of $92.2 million and capital equipment of $2.2 million, offset by the sale of short-term investments of $24.8 million. Investing activities in the six months ended July 2, 2005 represent the purchase of capital equipment.
     Net cash provided by our financing activities was approximately $0.2 million in the six months ended July 1, 2006 and $0.4 million in the six months ended July 2, 2005. Net cash provided by our financing activities in the six months ended July 1, 2006 and July 2, 2005 consisted primarily of proceeds from the exercise of common stock options.
     The majority of our long-lived assets for the six months ended July 1, 2006 and July 2, 2005 are located in the United States. However, we have invested a significant amount in production tooling for the manufacture of the Roomba and Scooba product lines in China.
     Historically, we have incurred significant losses, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal

2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we achieved profitability in both fiscal 2004 and fiscal 2005. We have not historically invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our home robot revenue has been highly seasonal. This seasonality tends to result in a break even or net use of cash during the first half of the year and significant generation of cash in the second half of the year. Given the recent success of our products and resulting growth in revenue, we believe that existing cash and cash equivalents, short-term investments, cash provided by operating activities and funds available through our bank line of credit will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.
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
     Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as July 1, 2006:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
		(In thousands)
Operating leases	$1,895	$2,453	$133	$—	$4,481
Minimum contractual payments	219	1,750	1,750	—	3,719

Total	$2,114	$4,203	$1,883	$—	$8,200

Off-Balance Sheet Arrangements
     As of July 1, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Foreign Operations
     Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of the implementation of FIN 48 on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. We adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have an effect on our consolidated results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At July 1, 2006, we had unrestricted cash and cash equivalents of $7.7 million and short-term investments of $67.4 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of July 1, 2006, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At July 1, 2006, there were no amounts outstanding under our working capital line of credit.
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
     In December 2005, we made our Scooba floor washing robot available for volume distribution. We have limited experience with the enhancement, development and introduction of new product lines. In connection with the market introduction of Scooba, our retail distributors placed initial orders for Scooba robots late in the fourth quarter of 2005 and in the first quarter of 2006. The suggested retail price for Scooba robots has been and is $399 per unit. A significant number of retail outlets independently began to offer and are offering Scooba robots for a discounted price per unit of less than $300. We have devoted significant time and have incurred significant expenses in connection with developing an extension of our Scooba line of floor washing robots with a suggested retail price of less than $300, which was introduced toward the end of the second quarter of 2006. We are unable to determine at this time whether any of our Scooba floor washing robots will attain market acceptance, at any price, or generate significant sales to consumers. Our revenues and operating results in 2006 and in the future will depend in large part on the success of this product line, and our revenues and operating results will be negatively impacted if this product line does not generate significant sales to consumers or support pricing that allows us to achieve an acceptable gross margin.
Item 5. Other Information
     Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Colin Angle, Chief Executive Officer; Helen Greiner, Chairman; Dr. Rodney Brooks, Chief Technology Officer; Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer; Joseph Dyer, President, Government & Industrial Robots; Gregory White, President, Home Robots; and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have either entered into, or announced their intention to enter into, a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
     Pursuant to the Plan entered into by Mr. Angle, a maximum of 520,464 shares of common stock may be sold over a 3-year period starting August 2006, including 192,048 shares of common stock that may be sold during the initial year of the Plan. Such sales would represent, on average per year, approximately 10% of the common stock underlying his stock options and common stock owned.
     Pursuant to the Plan entered into by Ms. Greiner, a maximum of 422,760 shares of common stock may be sold over a 3-year period starting August 2006, including up to 156,000 shares of common stock that may be sold during the initial year of the Plan. Such sales would represent, on average per year, approximately 10% of her common stock owned.
     Pursuant to the Plan entered into by Dr. Brooks, a maximum of 178,125 shares of common stock may be sold over a one-year period beginning in August 2006. Such sales would represent approximately 10% of his common stock owned.
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

iROBOT CORPORATION

Date: August 8, 2006	By:	/s/ Geoffrey P. Clear

Geoffrey P. Clear
Senior Vice President, Chief Financial
Officer and Treasurer (Duly Authorized Officer
and Principal Financial Officer)

Date: August 8, 2006	By:	/s/ Gerald C. Kent, Jr.

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