Form 10-Q
period 2006-09-30
IROBOT CORP
filed 2006-11-07
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________  TO  _______________
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
Yes ☐       No ☑.
The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2006 was 23,710,444.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,318	$76,064
Short-term investments	63,850	—
Accounts receivable, net of allowance of $236 and $117 at September 30, 2006 and December 31, 2005, respectively	30,643	23,045
Unbilled revenue	1,113	1,424
Inventory, net	23,824	15,903
Other current assets	1,161	1,533

Total current assets	128,909	117,969
Property and equipment, net	8,062	6,966

Total assets	$136,971	$124,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,959	$23,721
Accrued expenses	5,361	3,484
Accrued compensation	5,994	4,002
Provision for contract settlements	—	5,154
Deferred revenue	2,198	1,018

Total current liabilities	41,512	37,379

Commitments and contingencies (Note 8):

Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 23,695 and 23,406 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	237	234
Additional paid-in capital	116,667	114,808
Deferred compensation	(2,517)	(3,210)
Accumulated deficit	(18,928)	(24,276)

Total stockholders’ equity	95,459	87,556

Total liabilities and stockholders’ equity	$136,971	$124,935

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue:
Product revenue	$48,359	$48,315	$111,309	$83,039
Contract revenue	6,688	4,143	16,508	12,375
Royalty revenue	—	—	—	62

Total revenue	55,047	52,458	127,817	95,476
Cost of revenue:
Cost of product revenue (1)	28,398	28,578	69,698	55,338
Cost of contract revenue (1)	3,666	3,173	11,166	8,953

Total cost of revenue	32,064	31,751	80,864	64,291

Gross profit	22,983	20,707	46,953	31,185
Operating expenses:
Research and development (1)	4,345	2,590	10,946	8,335
Selling and marketing (1)	4,712	4,887	19,197	11,582
General and administrative (1)	4,663	3,448	14,074	8,852

Total operating expenses	13,720	10,925	44,217	28,769

Operating Income	9,263	9,782	2,736	2,416
Other income (expense), net	978	60	2,847	271

Income before income taxes	10,241	9,842	5,583	2,687
Income tax expense	199	90	235	92

Net Income	$10,042	$9,752	$5,348	$2,595

Net income attributable to common stockholders	$10,042	$5,040	$5,348	$1,332

Net Income per share
Basic	$0.43	$0.49	$0.23	$0.13
Diluted	$0.39	$0.40	$0.21	$0.11
Number of shares used in per share calculations
Basic	23,560	10,223	23,455	10,080
Diluted	25,502	12,600	25,610	12,268

(1)	Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share-Based Payment, using the modified prospective method to value its share-based payments. Accordingly, for the three and nine months ended September 30, 2006, stock-based compensation was accounted for under SFAS No. 123(R), while for the three and nine months ended October 1, 2005, stock-based compensation was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. See Note 2 — Summary of Significant Accounting Policies. Total stock-based compensation recorded in 2006 and 2005 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)
Cost of product revenue	$92	$9	$215	$18
Cost of contract revenue	72	18	183	29
Research and development	91	27	271	59
Selling and marketing	133	9	239	12
General and administrative	336	109	854	244

Total stock-based compensation	$724	$172	$1,762	$362

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$5,348	$2,595
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,737	1,423
Loss on disposal of fixed assets	2	—
Stock-based compensation	1,762	362
Tax benefit of disqualifying dispositions	94	—
Changes in working capital — (use) source
Accounts receivable	(7,598)	(14,537)
Unbilled revenue	311	(187)
Inventory	(7,921)	(6,653)
Other assets	372	(1,172)
Accounts payable	4,238	8,810
Accrued expenses	1,877	532
Accrued compensation	1,992	999
Provision for contract settlement	(5,154)	42
Deferred revenue	1,180	1,054
Change in long-term liabilities	—	(67)

Net cash used in operating activities	(760)	(6,799)

Cash flows from investing activities:
Purchase of property and equipment	(3,835)	(3,927)
Purchases of investments	(108,150)	—
Sales of investments	44,300	—

Net cash used in financing activities	(67,685)	(3,927)

Cash flows from financing activities:
Repayment of Note Receivable from stockholder	—	43
Proceeds from stock option exercises	699	459

Net cash provided by financing activities	699	502

Net decrease in cash and cash equivalents	(67,746)	(10,224)
Cash and cash equivalents, at beginning of period	76,064	19,441

Cash and cash equivalents, at end of period	$8,318	$9,217

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$9
Cash paid for income taxes	164	11
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the nine months ended September 30, 2006 and October 1, 2005, the Company transferred $697 and $259, respectively, of inventory to fixed assets.
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
     The Company is subject to risks common to companies in high-tech industries including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and uncertainty of market acceptance of products.
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
     The accompanying financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and October 1, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of September 30, 2006 and results of operations and cash flows for the periods ended September 30, 2006 and October 1, 2005 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
   Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has historically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
   Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 must apply the provisions of SFAS No. 123(R)

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
     In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the deferred stock-based compensation balance associated with these grants was $2.4 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.2 million during the remaining three months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.1 million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), the Company recognized $0.5 million and $1.1 million of stock-based compensation expense during the three and nine months ended September 30, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of September 30, 2006 associated with these grants was $10.0 million with a weighted average remaining recognition period of 1.98 years.
     The fair value of each option grant for the three and nine months ended September 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.77% - 5.11%	4.32% - 5.11%
Expected dividend yield	—	—
Expected life	4.75	4.75 - 6.5 years
Expected volatility	65%	65%
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the Company performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and nine months ended September 30, 2006 was $9.754 and $12.854 respectively.
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
     The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended October 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
	(In thousands except
	per share data)
Net income as reported	$9,752	$2,595
Add back:
Stock-based employee compensation expense reported in net income	172	362
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(219)	(491)

Pro forma net income	$9,705	$2,466

Pro forma net income attributable to common stockholders	$5,016	$1,266

Net income per share, as reported
Basic	$0.49	$0.13
Diluted	$0.40	$0.11
Pro forma net income per share
Basic	$0.49	$0.13
Diluted	$0.40	$0.10
Number of shares used in per share calculations
Basic	10,223	10,080
Diluted	12,600	12,268
     The fair value of each option grant for the three and nine months ended October 1, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Risk-free interest rate	3.88%	3.88%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	0.0%	0.0%
     In accordance with the provisions of SFAS No. 123 the Company valued options under the minimum value method up to its initial public offering on November 9, 2005, therefore options granted prior to this date had a zero expected volatility.
     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and nine months ended October 1, 2005 was $6.80 and $4.15, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below summarizes stock option plan activity for the nine months ended September 30, 2006:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
Outstanding at December 31, 2005	3,271,484	$1.278
Granted	662,745	21.938
Exercised	(289,216)	2.417
Canceled	(74,742)	17.618

Outstanding at September 30, 2006	3,570,271	$8.091	6.87 years	$45.4 million

Exercisable as of September 30, 2006	1,218,346	$2.140	5.06 years	$21.9 million
Weighted average fair value of options granted during the nine months ended September 30, 2006		$12.854
Options available for future grant at September 30, 2006	715,679

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on September 30, 2006 of $20.06 and the exercise price of the underlying option.
     During the three and nine month periods ended September 30, 2006, the total intrinsic value of stock options exercised was $2.5 million and $5.5 million, respectively. No amounts relating to stock-based compensation have been capitalized.
     The table below summarizes activity relating to restricted stock awards in the nine months ended September 30, 2006:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value
Outstanding at December 31, 2005	173,361	$1.941
Granted	—	—
Vested	(124,362)	$1.614
Forfeited	—	—

Outstanding at September 30, 2006	48,999	$2.770

     As of September 30, 2006, the unamortized fair value of all restricted stock awards was $102,000. The Company expects to recognize associated stock-based compensation expense of $17,000 in the remaining three months of 2006, $68,000 in 2007 and $17,000 in 2008.
     The following table summarizes information about stock options outstanding at September 30, 2006:

				Options Outstanding
				Weighted Average		Options Exercisable
			Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.0002	—	$0.24	383,930	0.88 years	$0.02	383,930	$0.02
0.55	—	1.87	280,317	5.32	1.17	214,651	1.35
2.33	—	2.33	646,247	7.22	2.33	316,874	2.33
2.78	—	2.78	521,002	7.82	2.78	164,931	2.78
4.60	—	4.60	146,715	8.30	4.60	25,675	4.60
4.96	—	4.96	407,250	8.41	4.96	67,000	4.96
5.66	—	16.46	502,665	7.90	13.48	39,285	12.80
17.40	—	24.00	475,850	8.27	21.78	1,500	20.46
24.88	—	33.94	194,395	6.76	27.52	4,500	28.23
34.98	—	34.98	11,900	9.32	34.98	—	—

$0.0002	—	$34.98	3,570,271	6.87	$8.09	1,218,346	$2.14

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
   Net Income Per Share
     Prior to its initial public offering on November 9, 2005, the Company had outstanding preferred stock and, accordingly, presented basic and diluted net income per share available to common stockholders in conformity with SFAS No. 128, Earnings per Share and related interpretation Emerging Issues Task Force 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128. Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income available to common stockholders excludes earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the preferred stock. Diluted net income per share assumes the conversion of the preferred stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.
     In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to common stock on a 1-for-1 basis. Consequently, the requirements of Emerging Issues Task Force 03-06 were not applicable for the three and nine months ended September 30, 2006.
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(In thousands, except per
		share amounts)
Net Income attributable to common shareholders	$10,042	$5,040	$5,348	$1,332

Weighted average shares outstanding	23,560	10,223	23,455	10,080
Dilutive effect of employee stock options, restricted shares and warrants	1,942	2,377	2,155	2,188

Diluted weighted average shares outstanding	25,502	12,600	25,610	12,268

Basic earnings per share	$0.43	$0.49	$0.23	$0.13
Diluted earnings per share	$0.39	$0.40	$0.21	$0.11
     The assumed conversion of preferred stock totaling 9,557 shares was not included in the calculations for the three and nine months ended October 1, 2005 because the effect would have been antidilutive.
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
     The Company monitors the realization of its deferred tax assets based on changes in circumstances, such as recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to stock compensation.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
   Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company’s comprehensive income is equal to the Company’s net income for all periods presented.
   Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have any impact on its results of operations or financial condition.
     In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing FIN 48 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.
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
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2006, investments consisted of:

		Fair
	Cost	Market Value
	(In thousands)
Auction Rate Debt Securities	$63,850	$63,850
The Company did not hold any investments as of December 31, 2005.
As of September 30, 2006, the Company’s investments had maturity dates ranging from July 2020 to December 2045. Despite the long-term contractual maturities of the auction rate securities held at September 30, 2006, all of these securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.
5. Inventory
     Inventory consists of the following at:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,906	$990
Work in process	93	15
Finished goods	21,825	14,898

	$23,824	$15,903

6. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of September 30, 2006, there were 715,679 shares available for future grant under the 2005 Plan.
     Options granted under the 1994 Plan, the 2001 Plan, the 2004 Plan and the 2005 Plan (the “Plans”) are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire 7 or 10 years from the date of grant or, if earlier, 60 or 90 days from employee termination. Prior to the Company’s initial public offering, the exercise price for each incentive stock option was determined by the board of directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the board of directors considered a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of incentive stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), in accounting for stock options issued subsequent to this date. Prior to January 1, 2006, the Company utilized the provisions of APB No. 25 and related interpretations in accounting for options granted.
7. Accrued Expenses
     Accrued expenses consist of the following at:

	September 30,	December 31,
	2006	2005
	(In thousands)
Accrued warranty	$1,938	$2,031
Accrued rent	294	323
Accrued sales commissions	335	468
Accrued accounting fees	363	255
Accrued other	2,431	407

	$5,361	$3,484

8. Commitments and Contingencies
   Legal
     The Company received a letter from the United Kingdom’s Ministry of Defence (the “Customer”) dated February 9, 2004, attempting to terminate a contract for the design, development, production and support of a number of man-portable remote control vehicles for use in explosive ordnance disposal operations. The Company entered into the contract with the Customer on May 23, 2001, and substantially completed the product design and development phase of the work. The Company received payments based upon achieving a number of contract milestones and has recognized revenue based on progress under the percentage-of-completion method of accounting. In addition to the milestone payments, the Customer advanced the Company funds to purchase long-lead inventory components in advance of the production contemplated in the contract. On July 27, 2006, the Company signed an agreement with the United Kingdom’s Ministry of Defence (MoD) Defence Procurement Agency (DPA) to supply 30 iRobot PackBot EOD robots, spare parts and support in exchange for the payments received by the Company under the contract.
     Upon the signing of this agreement, and based upon the current estimate-to-complete, the Company recorded approximately $2.2 million in contract revenue and a $0.3 million reduction in cost of contract revenue thereby reducing the previously established $5.1 million reserve by $2.5 million. At September 30, 2006, the remaining $2.6 million was classified as $1.7 million in deferred revenue and $0.9 million in accrued expense.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
   Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended September 30, 2006 and October 1, 2005 amounted to $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2006 and October 1, 2005 amounted to $1.5 million and $0.9 million, respectively. Future minimum rental payments under operating leases were as follows as of September 30, 2006:

Operating
Leases
Remainder of 2006	$475
2007	1,792
2008	1,538
2009	137
2010	74
Thereafter	—

Total minimum lease payments	$4,016

   Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
   Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(In thousands)
Balance at beginning of period	$1,757	$2,028	$2,031	$1,398
Provision	1,317	850	3,693	2,994
Warranty usage(*)	(1,136)	(783)	(3,786)	(2,297)

Balance at end of period	$1,938	$2,095	$1,938	$2,095

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
9. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue:
Home Robots	$30,596	$40,371	$70,543	$59,944
Government & Industrial	24,451	12,087	57,274	35,470
Other	—	—	—	62

Total revenue	55,047	52,458	127,817	95,476

Cost of revenue:
Home Robots	17,690	22,494	43,691	36,996
Government & Industrial	14,374	9,246	37,173	27,295
Other	—	11	—	—

Total cost of revenue	32,064	31,751	80,864	64,291

Gross profit:
Home Robots	12,906	17,877	26,852	22,948
Government & Industrial	10,077	2,841	20,101	8,175
Other	—	(11)	—	62

Total gross profit	22,983	20,707	46,953	31,185

Research and development
Other	4,345	2,590	10,946	8,335
Selling and marketing
Other	4,712	4,887	19,197	11,582
General and administrative
Other	4,663	3,448	14,074	8,852
Other (expense) income, net
Other	978	60	2,847	271
Income before income taxes
Other	$10,241	$9,842	$5,583	$2,687

   Geographic Information
     For the three months ended September 30, 2006 and October 1, 2005, sales to non-U.S. customers accounted for 10.8% and 8.6% of total revenue, respectively, and for the nine months ended September 30, 2006 and October 1, 2005, sales to non-U.S. customers accounted for 9.8% and 8.3% of total revenue, respectively
   Significant Customers
     For the three months ended September 30, 2006 and October 1, 2005, U.S. federal government orders, contracts and subcontracts accounted for 36.9% and 17.7% of total revenue, respectively, and for the nine months ended September 30, 2006 and October 1, 2005, U.S. federal government orders, contracts and subcontracts accounted for 39.7% and 30.8% of total revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of September 30, 2006, we had 347 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, thereby reducing the time, cost and risk of product development. We believe that our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). Additionally, since we valued options under the minimum value method up to our initial public offering on November 9, 2005, options granted prior to this date had a zero expected volatility. Prior to our initial public offering, we had accounted for certain option grants under APB 25. As of September 30, 2006, the deferred stock-based compensation balance associated with these grants was $2.4 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.2 million during the remaining three months of 2006 and $0.7 million, $0.7 million, $0.7 million and $0.1million for 2007, 2008, 2009 and 2010, respectively.
     Under the provisions of SFAS No. 123(R), we recognized $0.5 million and $1.1 million of stock-based compensation expense during the three and nine months ended September 30, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of September 30, 2006 associated with these grants was $10.0 million with a weighted average remaining recognition period of 1.98 years.
     The fair value of each option grant for the three and nine months ended September 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.77% - 5.11%	4.32% - 5.11%
Expected dividend yield	—	—
Expected life	4.75 years	4.75 - 6.5 years
Expected volatility	65%	65%
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

     Based upon the above assumptions, the weighted average fair value of each stock option granted for the three and nine months ended September 30, 2006 was $9.754 and $12.854 respectively.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue
Product revenue	87.9%	92.1%	87.1%	87.0%
Contract revenue	12.1	7.9	12.9	12.9
Royalty revenue	—	—	—	0.1

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	58.7	59.2	62.6	66.6
Cost of contract revenue	54.8	76.6	67.6	72.4

Total cost of revenue	58.2	60.5	63.3	67.3

Gross profit	41.8	39.5	36.7	32.7
Operating Expenses
Research and development	7.9	4.9	8.6	8.7
Selling and marketing	8.6	9.3	15.0	12.1
General and administrative	8.5	6.6	11.0	9.3

Total operating expenses	25.0	20.8	34.6	30.1

Operating Income	16.8	18.7	2.1	2.6
Other income (expense), net	1.8	0.1	2.3	0.2

Income before income taxes	18.6	18.8	4.4	2.8
Income tax expense	0.4	0.2	0.2	0.1

Net Income	18.2%	18.6%	4.2%	2.7%

Comparison of Three Months and Nine months Ended September 30, 2006 and October 1, 2005
Revenue

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$55,047	$52,458	$2,589	4.9%	$127,817	$95,476	$32,341	33.9%
     Total revenue for the three months ended September 30, 2006 increased to $55.0 million, or 4.9%, compared to $52.5 million for the three months ended October 1, 2005. Revenue decreased approximately $9.8 million, or 24.2%, in our home robots business and increased approximately $12.4 million, or 102.3%, in our government and industrial business. The $9.8 million decrease in revenue from our home robots division was driven by a 4.7% decrease in net average selling prices and a 21.6% decrease in unit shipments resulting from a change in customer buying patterns due to our improved logistics capabilities which allow for shorter lead-time purchases as compared to the three months ended October 1, 2005. Total home floor care robots shipped in the three months ended September 30, 2006 was approximately 221,000 units compared to approximately 282,000 units in the three months ended October 1, 2005. The $12.4 million increase in revenue from our government and industrial business for the three months ended September 30, 2006 as compared to three months ended October 1, 2005 was due to a 78.7% increase in unit shipments of our military robots combined with a 6.1% increase in associated net average selling prices, a 17.6% increase in recurring contract development revenue generated under funded research and development contracts and the one-time impact of $2.2 million associated with the United Kingdom Ministry of Defence contract modification. Also included in this $12.4 million growth was an increase of approximately $3.5 million in product life cycle revenue (robot spares), which was primarily driven by the continued demand for our military robots, as compared to $1.6 million of product life cycle revenue in the three months ended October 1, 2005. Total military robot units shipped in the three months ended September 30, 2006 was 109 compared to 61 in the three months ended October 1, 2005.
     Total revenue for the nine months ended September 30, 2006 increased to $127.8 million, or 33.9%, compared to $95.5 million for the nine months ended October 1, 2005. Revenue increased approximately $10.6 million, or 17.7%, in our home robots business and $21.8 million, or 61.5%, in our government and industrial business, respectively. The $10.6 million increase in revenue from our home robots division was driven primarily by the initial distribution into the retail channel of our Scooba floor washing robot, which was released late in 2005, continued demand for our Roomba floor vacuuming robot and an 8.9% increase in net average selling prices. Total home floor care robots shipped in the nine months ended September 30, 2006 was approximately 458,000 units compared to approximately 428,000 units in the nine months ended October 1, 2005. Included within this unit increase were a significant number of Scooba floor washing robots associated with the initial distribution into the retail channel in the first quarter. The $21.8 million increase in revenue from our government and industrial business for the nine months ended September 30, 2006 as compared to nine months ended October 1, 2005 was due to a 34.7% increase in the number of military robots shipped combined with an 8.9% increase in associated net average selling prices, a 26.8% increase in recurring contract revenues generated under funded research and development contracts and the one-time impact of $2.2 million associated with the United Kingdom Ministry of Defence contract modification. Also included in this $21.8 million growth was an increase of approximately $6.9 million in product life cycle revenue (robot spares), which was primarily driven by the increased demand for our military robots, as compared to $3.5 million of product life cycle revenue in the nine months ended October 1, 2005. Total military robot units shipped in the nine months ended September 30, 2006 was 264 compared to 196 in the nine months ended October 1, 2005. The majority of this unit increase was related to 209 units shipped under our contract with the Naval Sea Systems Command for Man Transportable Robotics Systems.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$32,064	$31,751	$313	1.0%	$80,864	$64,291	$16,573	25.8%
As a percentage of total revenue	58.2%	60.5%			63.3%	67.3%
     Total cost of revenue increased to $32.1 million in the three months ended September 30, 2006, compared to $31.8 million in the three months ended October 1, 2005. The increase is due to the higher costs associated with the 78.7% increase in the unit sales of our government and industrial robots and the 17.6% increase in recurring contract revenues generated under funded research and development contracts offset by a reduction in costs associated with the 21.6% decrease in the unit sales of our home floor care robots in the three months ended September 30, 2006 as compared to the three months ended October 1, 2005.
     The home robots division cost of revenue increased as a percent of revenue by 2.1 percentage points in the three months ended September 30, 2006 over the three months ended October 1, 2005. This increase was attributable to the above-mentioned reduction in average selling prices, offset partially by a reduction in average unit costs, and higher manufacturing overhead and warranty costs as compared to the three months ended October 1, 2005. The government and industrial robots division cost of revenue decreased as a percent of revenue by 17.7 percentage points in the three months ended September 30, 2006 as compared to the three months ended October 1, 2005. This decrease was due primarily to a the above-mentioned increase in average selling prices, a reduction in the average unit cost of product sold, higher margins on increased product life cycle revenue, reduced manufacturing overhead and a $0.3 million reduction in costs of contract revenue directly related to the United Kingdom Ministry of Defence contract modification.
     Total cost of revenue increased to $80.9 million in the nine months ended September 30, 2006, compared to $64.3 million in the nine months ended October 1, 2005. The increase is primarily attributable to a 7.0% increase in the unit sales of our home floor care robots, a 34.7% increase in the unit sales of our military robots and higher costs associated with a 26.8% increase in recurring contract revenues generated under funded research and development contracts in the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005.
     The home robots division cost of revenue increased as a percent of revenue by 0.2 percentage points in the nine months ended September 30, 2006 over the nine months ended October 1, 2005. This increase was attributable to the above-mentioned increase in average selling prices, offset by an increase in average unit costs, as a result of a shift in the product mix of the home floor care robots that we sold. In particular, the average unit cost increase was largely attributable to a significant number of Scooba floor washing robots shipped in the nine months ended September 30, 2006. Our Scooba floor washing robot carries a higher per unit cost than our Roomba floor vacuuming robot which represented 100% of home floor care robots shipped in the nine months ended October 1, 2005. The government and industrial robots division cost of revenue decreased as a percent of revenue by 12.1 percentage points for the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005. This decrease was due primarily to a the above-mentioned increase in average selling prices, a reduction in the average unit cost of product sold, higher margins on increased product life cycle revenue, reduced manufacturing overhead and a $0.3 million reduction in costs of contract revenue directly related to the United Kingdom Ministry of Defence contract modification.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total gross profit	$22,983	$20,707	$2,276	11.0%	$46,953	$31,185	$15,768	50.6%
As a percentage of total revenue	41.8%	39.5%			36.7%	32.7%

     Gross profit increased 11.0% to $23.0 million in the three months ended September 30, 2006, from $20.7 million in the three months ended October 1, 2005. Gross profit as a percentage of revenue increased to 41.8% in the three months ended September 30, 2006 from 39.5% of revenue in the three months ended October 1, 2005. This 2.3 percentage point increase in gross profit was the result of the home robots division gross profit decreasing 2.1 percentage points and the government and industrial division increasing 17.7 percentage points. Additionally, the home robots division, which carries a higher overall gross profit percentage than the government and industrial division accounted for 56.2% of total gross profit in the three months ended September 30, 2006 as compared to 86.3% in the three months ended October 1, 2005. Included in the total gross profit was $2.5 million associated with the United Kingdom Ministry of Defence contract modification, which contributed 3.1 percentage points in gross profit for the three months ended September 30, 2006
     Gross profit increased 50.6% to $47.0 million in the nine months ended September 30, 2006, from $31.2 million in the nine months ended October 1, 2005. Gross profit as a percentage of revenue increased to 36.7% in the nine months ended September 30, 2006 from 32.7% of revenue in the nine months ended October 1, 2005. This 4.0 percentage increase in gross profit was the result of the home robots division gross profit decreasing 0.2 percentage points and the government and industrial gross profit increasing 12.1 percentage points. Additionally, the home robots division, which carries a higher overall gross profit than the government and industrial division, accounting for 57.2% of total gross profit in the nine months ended September 30, 2006 as compared to 73.6% in the nine months ended October 1, 2005. Included in the total gross profit was $2.5 million associated with the United Kingdom Ministry of Defence contract modification, which contributed 1.3 percentage points in gross profit for the nine months ended September 30, 2006
Research and Development

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$4,345	$2,590	$1,755	67.8%	$10,946	$8,335	$2,611	31.3%
As a percentage of total revenue	7.9%	4.9%			8.6%	8.7%
     Research and development expenses increased by $1.8 million or 67.8% to $4.3 million (7.9% percent of revenue) in the three months ended September 30, 2006, from $2.6 million (4.9% of revenue) for the three months ended October 1, 2005. The increase in research and development expenses is primarily due to an increase of $0.9 million in compensation and benefit related expenses attributed to increased headcount. Consulting and related material costs associated with internal research projects increased by $0.3 million and $0.5 million, respectively. Additionally, $0.1 million of the increase relates to increased occupancy and depreciation expenses that include the addition of our Mysore, India office, which opened in late 2005, as well as increased depreciation expense on computer equipment related to increased headcount.
     Research and development expenses increased by $2.6 million or 31.3% to $10.9 million (8.6% percent of revenue) in the nine months ended September 30, 2006, from $8.3 million (8.7% of revenue) for the nine months ended October 1, 2005. The increase in research and development expense is primarily due to an increase of $2.7 million in compensation and benefit related expenses attributed to increased headcount. Consulting and related material costs associated with internal research projects increased by $0.3 million and $0.6 million, respectively. Additionally, $0.4 million of the increase related to increased occupancy and depreciation expenses that include the addition of the Mysore, India office, which opened in late 2005, as well as increased depreciation expense on computer equipment related to increased headcount. These increases were offset by a reduction of $1.7 million in internally funded research and development projects primarily related to the Scooba floor washing robot, which was launched late in the fourth quarter of 2005.

     Overall research and development headcount increased to 91 at September 30, 2006 compared to 68 as of October 1, 2005, an increase of 23 employees or 34% growth.
     We intend to accelerate our investment in research and development for the balance of fiscal 2006. Accordingly, we anticipate that research and development expenses will be between 8.5% and 9.0% of revenue for the full year.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and nine months ended September 30, 2006, these expenses amounted to $3.7 million and $11.2 million compared to $3.2 million and $9.0 million for the comparable three and nine month periods ended October 1, 2005, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$4,712	$4,887	$(175)	(3.6%)	$19,197	$11,582	$7,615	65.7%
As a percentage of total revenue	8.6%	9.3%			15.0%	12.1%
     Selling and marketing expenses decreased by $0.2 million or 3.6% to $4.7 million (8.6% of revenue) in the three months ended September 30, 2006 from $4.9 million (9.3% of revenue) in the three months ended October 1, 2005. The decrease in selling and marketing expense was primarily driven by a decrease of $1.1 million in direct marketing and television media and production costs in the home robot division as compared to the three months ended October 1, 2005. Additionally, agency fees and marketing display costs decreased by $0.4 million. These decreases were partially offset by $0.3 million in increased customer service costs and $0.3 million in direct fulfillment costs, attributed to an increase in our direct business. Government and industrial division expenses were up $0.4 million from the comparable quarter last year due primarily to an increase in compensation and benefit as well as travel related expenses. Corporate sales and marketing increased $0.2 million which relates to public relations expenses not incurred in the prior year in which we were a private company.
     Selling and marketing expenses increased by $7.6 million or 65.7% to $19.2 million (15.0% of revenue) in the nine months ended September 30, 2006 from $11.6 million (12.1% of revenue) in the nine months ended October 1, 2005. The increase in selling and marketing expense was primarily driven by increased home robot division selling and marketing expense increase of $5.5 million over the comparable nine months ended October 1, 2005. This increase was primarily made up of $1.4 million of increased television advertising and related productions costs on Scooba and Roomba, $1.1 million increased in direct fulfillment costs, $0.6 million increased compensation and benefit related expense, $1.0 million increase in marketing display and on-line media advertising, $0.9 million increased cooperative advertising and $0.7 million increase in customer service costs. All of these increases are attributable to increased home robot revenue year-over-year of $10.6 million. Government and industrial division expenses were up $1.2 million from the comparable nine months last year due primarily to $0.5 million of increased bid and proposal activities and $0.3 million of increased compensation and benefit related expense attributed to incremental headcount. Corporate sales and marketing increased $0.9 million of which $0.6 million relates to public relations expenses.
     For the balance of fiscal 2006, we expect to aggressively invest in national advertising and direct marketing in support of the holiday buying season. Accordingly, we anticipate that selling and marketing expenses will increase in absolute dollars and will be between 18.0% and 19.0% of revenue for the full year.
     Overall selling and marketing headcount increased to 29 at September 30, 2006 compared to 22 as of October 1, 2005, an increase of 7 employees or 32% growth.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$4,663	$3,448	$1,215	35.2%	$14,074	$8,852	$5,222	59.0%
As a percentage of total revenue	8.5%	6.6%			11.0%	9.3%
     General and administrative expenses increased by $1.2 million or 35.2% to $4.7 million (8.5% of revenue) in the three months ended September 30, 2006 from $3.4 million (6.6% of revenue) in the three months ended October 1, 2005. The increase in general and administrative expenses was primarily driven by an increase of $0.6 million relating to costs incurred on professional accounting, legal, and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act, and $0.4 million in compensation, benefits, depreciation and occupancy expenses due to increased headcount over the comparable period.
     General and administrative expenses increased by $5.2 million or 59.0% to $14.1 million (11.0% of revenue) in the nine months ended September 30, 2006 from $8.9 million (9.3% of revenue) in the nine months ended October 1, 2005. The increase in general and administrative expense was primarily driven by an increase of $2.1 million in compensation, benefits, occupancy and depreciation expenses due to increased headcount over the comparable period and $0.4 million related to increases in software maintenance and general liability insurance . Additionally, $1.9 million relating to costs incurred on professional accounting, legal and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley, all of which were not required last year as we were a private company. SFAS 123R stock-based compensation costs totaling $0.5 million were recorded, a factor that did not exist in the comparable period.
     For the full fiscal year 2006, we expect general and administrative expenses to be approximately 10% of revenue.
     Overall general and administrative headcount increased to 70 at September 30, 2006 compared to 58 as of October 1, 2005, an increase of 12 employees or 21% growth.
     Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income (expense), net	$978	$60	$918	N/M	$2,847	$271	$2,576	N/M
As a percentage of total revenue	1.8%	0.1%			2.3%	0.2%
     Other income (expense), net amounted to $1.0 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended October 1, 2005. The other income (expense), net was directly related to $1.0 million of interest income resulting from the investment of the net proceeds from our initial public offering, which closed on November 15, 2005.
     For the nine months ended September 30, 2006, other income (expense), net amounted to $2.8 million compared to $0.3 million in the nine months ended October 1, 2005. The other income (expense), net was directly related to $2.9 million of interest income resulting from the investment of net proceeds from our initial public offering.

Income Tax Provision

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Dollar	Percent	September 30,	October 1,	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision	$199	$90	$109	121.1%	$235	$92	$143	155.4%
As a percentage of total revenue	0.4%	0.2%			0.2%	0.1%
     The provision for income taxes for the three and nine months ended September 30, 2006 consists of $0.1 million of federal alternative minimum taxes and $0.1 million of state taxes.
Liquidity and Capital Resources
     At September 30, 2006 our principal sources of liquidity were cash and cash equivalents totaling $8.3 million, short-term investments of $63.9 million, and accounts receivable of $30.6 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting commissions, professional fees and other expenses associated with the offering.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the nine month periods ending September 30, 2006 and October 1, 2005, we spent $3.8 million and $3.9 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a break even or net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year.
     Discussion of Cash Flows
     Net cash used by our operating activities in the nine months ended September 30, 2006 was $0.8 million compared to net cash used by operating activities of $6.8 million in the nine months ended October 1, 2005. The cash used by our operating activities in the nine months ended September 30, 2006 was primarily due to an increase in accounts receivable (including unbilled revenue) of $7.3 million and an increase in inventory of $7.9 million in anticipation of the holiday buying season, offset by net income of $5.3 million, a decrease in other assets of $0.4 million, and a decrease in liabilities of $4.1 million. In addition, in the nine months ended September 30, 2006, we had depreciation and amortization of approximately $2.7 million and stock-based compensation of $1.8 million, both of which are non-cash expenses. The cash used by our operating activities in the nine months ended October 1, 2005 was primarily due to an increase in accounts receivable (including unbilled revenue) of $14.7 million, an increase in inventory of $6.7 million in anticipation of the holiday buying season, and an increase in other assets of $1.2 million, partially offset by net income of 2.6 million and an increase in total liabilities of approximately $11.4 million. In addition, in the nine months ended October 1, 2005, we had $1.4 million of depreciation expense and approximately $0.4 million in stock-based compensation, both of which are non-cash expenses.
     Net cash used in our investing activities was $67.7 million in the nine months ended September 30, 2006 and $3.9 million in the nine months ended October 1, 2005. Investing activities in the nine months ended September 30, 2006 represent the purchase of short-term investments of $108.2 million and capital equipment of $3.8 million, offset by the sale of short-term investments of $44.3 million. Investing activities in the nine months ended October 1, 2005 represent the purchase of capital equipment.
     Net cash provided by our financing activities was approximately $0.7 million in the nine months ended September 30, 2006 and $0.5 million in the nine months ended October 1, 2005 consisting primarily of proceeds from the exercise of common stock options.
     The majority of our long-lived assets for the nine months ended September 30, 2006 and October 1, 2005 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba and Scooba product lines in China.
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

     Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as September 30, 2006:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$1,898	$2,014	$104	$—	$4,016
Minimum contractual payments	—	1,750	1,750	—	3,500

Total	$1,898	$3,764	$1,854	$—	$7,516

Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Foreign Operations
     Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At September 30, 2006, we had unrestricted cash and cash equivalents of $8.3 million and short-term investments of $63.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2006, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At September 30, 2006, there were no amounts outstanding under our working capital line of credit.
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
     In December 2005, we made our Scooba floor washing robot available for volume distribution. We have limited experience with the enhancement, development and introduction of new product lines. In connection with the market introduction of Scooba, our retail distributors placed initial orders for Scooba robots late in the fourth quarter of 2005 and in the first quarter of 2006. The suggested retail price for our initial line of Scooba robots has been and is $399 per unit. A significant number of retail outlets independently began to offer and are offering Scooba robots for a discounted price per unit of less than $300. We have devoted significant time and have incurred significant expenses in connection with developing an extension of our Scooba line of floor washing robots with a suggested retail price of less than $300, which was introduced toward the end of the second quarter of 2006. We are unable to determine at this time whether any of our Scooba floor washing robots will attain market acceptance, at any price, or generate significant sales to consumers. Our revenues and operating results in 2006 and in the future will depend in large part on the success of this product line, and our revenues and operating results will be negatively impacted if this product line does not generate significant sales to consumers or support pricing that allows us to achieve an acceptable gross margin.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on Thursday, July 19, 2006, in Burlington, Massachusetts, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of the persons named below as class I members to the board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Colin Angle	15,350,098	26,457
Ronald Chwang	14,967,942	408,613
Paul J. Kern, Gen. U.S. Army, (ret.)	15,350,098	26,457
(b)	Votes regarding ratification of the Company’s 2005 Stock Option and Incentive Plan were as follows:

For	Against	Abstentions	Not Voted

14,883,181	64,294	4,068	500,995
(c)	Votes regarding ratification of the appointment of the accounting firm of PricewaterhousCoopers LLP as the Company’s independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions	Not Voted

15,343,052	17,495	17,282	74,709
Item 5. Other Information
     Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Colin Angle, Chief Executive Officer; Helen Greiner, Chairman; Dr. Rodney Brooks, Chief Technology Officer; Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer; Joseph Dyer, President, Government & Industrial Robots; Gregory White, President, Home Robots; and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Quarterly Report in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
     We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
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

iROBOT CORPORATION
Date: November 7, 2006	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002