Form 10-K
period 2006-12-30
IROBOT CORP
filed 2007-03-02
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-51598
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0259 335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 South Avenue, Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

(781) 345-0200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $0.01 par value per share     The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $292,346,419 based on the last reported sale of the Common Stock on the NASDAQ Global Market on July 1, 2006.

As of February 23, 2007, there were shares 23,860,330 of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2006. Portions such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended December 30, 2006

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

Over the past five years, we sold more than 2.0 million of our home floor care robots. We also sold during that time more than 800 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

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

Innovate to Penetrate New Markets.  Our goal is to develop innovative robots to perform dull, dirty or dangerous tasks. We develop robots with functionalities that are adaptable for use in a broad range of applications. We intend to target new markets, such as law enforcement, homeland security, commercial cleaning, elderly care, oil services, home automation, landscaping, agriculture and construction, where robots can create high value and can provide a better way to complete complex tasks.

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

Complement Core Competencies with Strategic Alliances.  Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. For example, our alliance with The Clorox Company, through which Clorox manufactures cleaning fluid, allows us to integrate world-class cleaning technology and know-how into our Scooba floor washing robot. Our alliance with Deere & Company allows us to integrate our robot controls, navigation and obstacle avoidance systems with rugged vehicles manufactured by Deere & Company. We outsource other non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.

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

Combining these four components, we have created proprietary, reusable building blocks of robotics capabilities, including mobility platforms, manipulators, navigation and control algorithms and user interfaces. Our technology building blocks typically allow us to take a known platform and modify it for a new mission instead of starting from scratch for each application. We believe this allows us to design and develop innovative robots rapidly and cost-effectively.

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

Home Floor Cleaning Robots.  Over the past five years, we sold more than 2.0 million home floor care robots. We currently offer eight Roomba models that comprise our second generation floor vacuuming robots and two models of the Scooba floor washing robot with varying price points and performance characteristics.

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

The iRobot Roomba Scheduler is our floor vacuuming robot that cleans a room automatically on a user-determined schedule. The Scheduler robot is available in retail outlets at a suggested retail price of $300 per unit.

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

In the third quarter of 2006, we introduced our Dirt Dog Workshop Robot — a floor vacuuming robot designed to pick up small nails, dirt, sawdust and other debris that accumulates in garages, basements and workbench zones. The Dirt Dog is available primarily through the iRobot website at $129 per unit.

Also in 2006, we introduced the Roomba for Pets and the Roomba Discovery for Pets, both of which incorporate a specially designed brush for enhanced performance on pet hair, at retail prices of $220 and $300, respectively. We also introduced the Intellibin for Roomba, which alerts the user when the dust bin is full and needs to be emptied. Intellibin was initially offered on the Roomba Scheduler platform and has since been expanded to other Roomba platforms.

iRobot Scooba.  Scooba, our second major consumer product line, is the first floor washing robot available for home use. Our Scooba robot utilizes the expertise gained from years of Roomba development to create a robot that scrubs your floor.

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

Scooba has the ability to navigate around the room using a light-touch bumper and is smart enough to avoid carpets. Scooba features the most advanced diagnostic system of any of our consumer robots to provide the user with important maintenance feedback and improve user experience and product life. The suggested retail price for Scooba 5800 and Scooba 5900, our floor washing robots, are $299 and $399, respectively.

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

Government and Industrial Products

Our current government and industrial product offerings extend from our PackBot line of small, unmanned ground robots to the prototype R-Gator autonomous vehicle. Our government and industrial robots are designed for high-performance, durability and ease of use. Our PackBot family of robots is based on a common platform and is currently priced from approximately $50,000 to $120,000 per unit.

iRobot PackBot Scout.  PackBot Scout is a portable, tactical, mobile robot designed for military operations in urban terrain and other 21st century battle missions. This lightweight, rugged robot can be hand-carried and deployed by a single soldier. Deployed in Afghanistan and Iraq for the past several years, PackBot Scout is designed to search dangerous or inaccessible areas, providing soldiers with a safe first look so they know what to expect and how to respond. Less than 20 centimeters high and only 18 kilograms fully loaded, PackBot Scout offers five open payload bays for significant upgrade potential. The PackBot Scout is our most rugged PackBot configuration, able to sustain a 10-foot drop onto concrete and still function properly.

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

In 2006, we focused on developing various payloads for the PackBot platform. In particular, we have teamed with ICx Technologies to integrate its explosive-detection technology onto the combat-proven PackBot platform. The payload can detect explosives’ vapors emanating from improvised explosive devices.

R-Gator: Autonomous Unmanned Ground Vehicle.  The R-Gator prototype is built on the well-established, rugged Deere & Company M-Gator military utility vehicle platform and is enhanced with iRobot robotic controls, navigation and obstacle avoidance systems. The R-Gator is designed to serve numerous important roles, acting as unmanned scout, “point man,” perimeter guard, as well as pack/ammunition/supply carrier for soldiers. In conjunction with Deere & Company, we expect to produce a number of R-Gator prototypes in 2007, some of which will be used for evaluation by a number of potential government customers. The net proceeds of R-Gator sales will be shared between us and Deere & Company, subject to recoupment of each party’s respective contribution to the project. While early editions of these units will be targeted exclusively for military use, there are many potential industrial applications for the technology derived from the R-Gator program, including potential applications in agriculture, perimeter patrol, above-ground pipeline security and logistics.

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

Government funding is provided to further the development of robot technologies to solve various in-field challenges and with the expectation that if the projects result in the development of technically viable prototypes, then the government will purchase multiple production units for future use in the field. The government funding that we receive allows iRobot to accelerate the development of multiple technologies. While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient’s use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. The contract development projects that we are currently undertaking include, but are not limited to:

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

Warrior (formerly named NEOMover).  Warrior is a 250-pound tracked vehicle, capable of transporting up to 150 pounds of payload, with a small footprint and extreme mobility. This effort is sponsored by the Technical Support Working Group, or TSWG. The Warrior design incorporates a number of concepts present in other iRobot remote controlled vehicles and demonstrates many of the advantages that modular payloads and common interfaces can bring to the explosive ordnance disposal community. There are two goals of this effort. The first is to advance the maturity levels of the Warrior hardware, firmware and software, and to enhance environmental ruggedness to a level suitable for small quantity manufacturing and evaluation of Warrior platforms in field trials. The second is to maintain a level of architectural openness for future component integration with other TSWG common architecture components to enable continued future development.

Sentinel.  Sentinel is an applied research project funded by the U.S. Army Tank – Automation and Armaments Command, or TACOM. Unmanned Ground Vehicles, or UGVs, have taken an increasingly prominent role in the modern battlespace, whether providing intelligence, surveillance and reconnaissance, or performing vital force protection functions such as searching for vehicle-borne improvised explosive devices. In order for these unmanned systems to realize their full potential as a force multiplier, they must grow beyond their one-operator-per-vehicle command and control metaphors. Sentinel is aimed at developing intuitive user interface technologies and UGV autonomy allowing a single human operator to effectively control and coordinate multiple semi-autonomous UGVs.

Tactical Teams.  The Defense Advanced Research Projects Agency, or DARPA, has funded initial research into how mixed teams of human and robot agents can best work together towards achieving a common mission goal. Key features of this project include the development of more natural methods of communication between robots and humans (gesture or speech recognition) and team member identification. Natural communications will eliminate the need for constant joystick control of the robotic agents, enabling them to be used in scenarios without the limitation of dedicated robotic control personnel, head-down to a console. The ultimate goal of Tactical Teams is to field a mixed team of humans and robots and to employ them effectively in a building clearance maneuver.

The Company is engaged in a number of other research programs funded by the U.S. Army Research, Development & Engineering Center, or ARDEC, TACOM, and several other U.S. governmental agencies.

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

Among the strategic alliances we have established with commercial entities are the following:

Deere & Company.  We have entered into a strategic business agreement with the commercial and consumer equipment division of Deere & Company to explore and potentially collaborate on multiple projects involving technology and product development and commercialization efforts. We have collaborated with Deere & Company on the development of the R-Gator unmanned ground vehicle. Deere & Company has provided funded research and development, access to its M-Gator military utility vehicle platform and certain other technology, and we have provided robot technologies, including our AWARE Robot Intelligence Systems. Technology jointly developed under the agreement will be owned by both Deere & Company and us, and technology independently developed by either Deere & Company or us will be owned by the developing party. We and Deere & Company expect to produce a limited number of R-Gator prototypes for evaluation by potential customers. Net proceeds from sales of the R-Gator generally will be shared equally between us and Deere & Company, subject to recoupment of each party’s respective contribution to the project.

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

The Clorox Company.  We have entered into a joint development and license agreement with The Clorox Company, whereby Clorox is the exclusive provider of the cleaning solution for the Scooba floor washing robot. Our alliance with The Clorox Company allows us to integrate their cleaning technology and know-how into our floor washing robot and improves consumer perception and awareness of our brand by association and through joint marketing.

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

Home Robots

We sell our consumer products through a network of national retailers. In 2006, this network consisted of more than 20 retailers, representing over 7,000 stores in the United States, each of which sold some combination of these products. We also offer our products through the iRobot on-line store on our website. Internationally, our products are sold in over 40 countries, primarily through in-country distributors who resell to retail stores in their respective countries.

We have a philosophy to choose supportive channel partners, and we have grown, and intend to continue to selectively grow our retail network globally and by product line. We began with four retailers in 2002, grew to twelve retailers in 2003, 15 retailers in 2004, 19 retailers in 2005 and have continued to expand our retail network to more than 20 retailers in 2006. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. The table below represents the breakdown of our home robots product revenue for the fiscal years ended December 30, 2006 and December 31, 2005.

	Fiscal Year Ended
	December 30,	December 31,
Channel	2006	2005

Domestic	72.7%	79.6%
International	11.3	11.1
Direct	16.0	9.3

Total	100.0%	100.0%

Although, our retail network is our primary distribution channel for our consumer products, the continued investment in our direct-to-consumer offerings through the iRobot on-line store has resulted in this direct channel increasing to 16.0% of home robots division revenue in fiscal 2006 compared to 9.3% in fiscal 2005. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets to provide an enhanced position from which to improve our distribution and product offerings.

In the United States, we maintain an in-house sales and product management team of eleven employees. Outside the United States and Canada, we sell our consumer products through distributors. Our consumer distribution strategy is intended to increase our global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Government and Industrial

We sell our government and industrial products directly to end users and indirectly through prime contractors. While the majority of government and industrial products have been sold to date to various operations within the U.S. Federal government, we also sell to state and local government organizations. Our military products are sold overseas in compliance with the International Trafficking in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including The United Kingdom, France, Germany, Israel, Singapore and Sweden.

Customers and sponsors for our government products and contracts for the year ended December 30, 2006 include:

Research Support Agencies	Government Customers

• U.S. Defense Advanced Research Projects Agency (DARPA)	• U.S. Army
• U.S. Space and Naval Warfare Systems Command (SPAWAR)	• U.S. Marine Corps/U.S. Navy
• U.S. Army Tank-Automotive and Armaments Command (TACOM)	• U.S. Army
• Technical Support Working Group (TSWG)	• U.S. Air Force
• U.S. Army Armament Research, Development and Engineering Center (ARDEC)	• U.S. Army
• National Center for Defense Robotics (NCDR)	• Independent non-government technical collaborative based in Pennsylvania

Our government products are sold by a team of 15 government sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a single person direct sales and support presence in Europe.

Customer Service and Support

We also invest in our ongoing customer service and support. Consumer customer service representatives, some of whom are in-house and some of whom are employees of outsourced service organizations, are extensively trained on the technical intricacies of our consumer products. Government and industrial customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations.

Marketing and Brand

iRobot markets its home robots in the United States to end-user customers directly through our sales and product management team of 11 employees. We also market our consumer products in the United States through our retail network of 22 national retailers and internationally through in-country distributors. We market our government and industrial products directly through our team of 15 government sales specialists to end users and indirectly through prime contractors. We also market our product offerings through the iRobot website. Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 18.0% and 15.3% of our total revenue in 2006 and 2005, respectively.

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

Our innovative robots and public relations campaigns have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion as the only small business among the first tier partners on the FCS program has greatly enhanced our brand and awareness among government and industrial customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.

We expect to accelerate our investment in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness. We believe that our significant in-house experience designing direct marketing campaigns and promotional materials, combined with our media-targeting expertise, gives us a significant competitive advantage.

Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products. Our home robots and accessories are also sold through our online store. In 2006, the online store was the single largest channel of our home robots division products.

Manufacturing

Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core activities, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of both our consumer and military robots, we can focus our engineering expertise on the design of robots.

Using our engineering team, we believe that we can rapidly prototype design concepts and products to achieve optimal value, produce products at lower cost points and optimize our designs for manufacturing requirements, size and functionality.

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

Since 2002, we have outsourced the manufacturing of our consumer products to one contract manufacturer, Jetta Company Limited, at a single plant in China. Jetta Company Limited has been manufacturing products since 1977 and brings substantial experience to our production requirements. Jetta Company Limited has several manufacturing locations and last year expanded one of its facilities to increase capacity for the production of our Roomba and Scooba robots. Combined with our own engineering operations in India and Hong Kong, this allows us to design our products in the United States, use our own engineers in India and Hong Kong as the technical interface with the facilities in China, and benefit from the experience of Jetta Company Limited and its engineers.

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

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 30, 2006, December 31, 2005 and 2004, our research and development expenses were $17.0 million, $11.6 million and $5.5 million, respectively. In addition to our internal research and development activities, for the years ended December 30, 2006, December 31, 2005 and 2004, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $15.6 million, $12.5 million and $8.4 million, respectively. Of our total research and development spending in 2006 and 2005, approximately 36.4% and 37.2%, respectively was funded by government-sponsored research and development contracts. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

Team Organization

Our research and development is conducted by small teams of individuals dedicated to particular projects, examples of which. include the Roomba team, Scooba team, Warrior team and PackBot team. In connection with our FCS SUGV program involving more than 50 employees, we have instituted a formal integrated product team structure consisting of integrated System of Systems, Integrated Logistical Support, Program Operations and Business Operations teams to work together to deliver a platform that integrates with the FCS system of systems.

Global Engineering

Our domestic research and development efforts are primarily located at our headquarters in Burlington, Massachusetts, and our special projects engineering office in San Luis Obispo, California. In addition, we have an engineering design center in India and a product development team working out of Hong Kong. Our global engineering development process for consumer products allows us to leverage the time differences between our United States operations and our teams in Asia resulting in a fast, low cost global design and manufacturing cycle. The first stage of the cycle takes place in our Burlington, Massachusetts office where we focus on product definition, prototyping, market research and financial analysis. We then create a design that is manufacturable, including complete modeling and simulation and initial validation of the product/market concept. After the initial development of the prototypes, we leverage the teams in India and Hong Kong for the production stage of the cycle. During this stage, engineers on two continents work on refining the designs, preparing the product for manufacturing and working through the issues for pilot production, including detailed regression testing. The product is then turned over to the contract manufacturer for volume production.

Spiral Development

One of the methods we use to develop military products is a “spiral development” process to get field tested equipment to the troops more quickly. After we develop a new product or product upgrade that will fulfill the desired requirements of the user, the product is tested with soldiers in the field. The user provides performance feedback on the product to the in-field engineer. Revisions are made quickly to retest in the field. This method has allowed our research and development team to not only make revisions on existing products quickly and efficiently, but also capture feedback for future upgrades and innovations to meet user needs. An example of our spiral development process was the introduction of our first PackBot tactical military robot. When the PackBot was first deployed by the U.S. Army in Afghanistan, we sent one of our technical program managers into the field with the robot. The soldiers gave feedback upon returning from a mission, and our development team made the desired changes to the software. These changes were then downloaded to the PackBot in Afghanistan, sometimes even before the next mission. In addition, based on design ideas from the soldiers using the PackBot, our engineers developed the PackBot Explorer, a recent addition to our PackBot product line. We intend to solicit similar user feedback in the field for the new prototype R-Gator intelligent vehicle to capture the users’ operational requirements as the product advances in development.

Leveraged Model

Our research and development efforts for our next-generation products are supported by a variety of sources. Our next-generation military products are predominately supported by U.S. governmental research organizations such as the Defense Advanced Research Projects Agency, or DARPA, U.S. Space and Warfare Command, or SPAWAR, Technical Support Working Group, or TSWG, U.S. Army Tank-Automotive and Armaments Command, or TACOM, U.S. Army Armament Research, Development and Engineering Center, or ARDEC, and the U.S. Army’s FCS program. While the U.S. government retains certain rights in the research projects that it has funded, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. We also work with strategic collaborators to develop industry-specific technologies. Moreover, we continue to reinvest in advanced research and development projects to maintain our technical capability and to enhance our product offerings.

Competition

The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our current principal competitors include:

•	developers of robot floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd. and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.

While we believe many of our customers purchase our Roomba floor cleaning robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we do compete in some cases with providers of traditional vacuum cleaners.

We believe that the principal competitive factors in the market for robots include product features, performance for the intended mission, cost of purchase, total cost of system operation, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

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

As of December 30, 2006, we held 28 U.S. patents and more than 50 pending U.S. patent applications. Also, we held 9 foreign patents, additional design registrations, and more than 30 pending foreign applications. Our first U.S. patent is set to expire in 2008. We do not expect the expiration of this patent to adversely affect our intellectual property position. Our other U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

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

Regulations

We are subject to various government regulations, including various U.S. federal government regulations as a contractor and subcontractor to the U.S. federal government. Among the most significant U.S. federal government regulations affecting our business are:

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

Government Product Backlog

Our government product backlog consists of written orders or contracts to purchase our products received from our government customers. Total backlog of product sales to government customers as of December 30, 2006 and

December 31, 2005 amounted to approximately $7.5 million and $10.9 million, respectively. We do not have long-term contracts with non-government customers, and purchases from our non-government customers generally occur on an order-by-order basis, which can be terminated or modified at any time by these customers. In addition, our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to product sales to our non-government customers and funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of December 30, 2006, we had 371 full-time employees located in the United States and abroad, of whom 190 are in research and development, 75 are in operations, 31 are in sales and marketing and 75 are in general and administration. We believe that we have a good relationship with our employees.

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

Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of major programs under which the U.S. federal government is currently funding the development or purchase of military robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross profit to maintain profitability;

•	acquire and maintain market share in our consumer and military markets;

•	manage growth in our operations;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our military robots;

•	attract and retain additional engineers and other highly-qualified personnel;

•	adapt to new or changing policies and spending priorities of governments and government agencies; and

•	access additional capital when required and on reasonable terms.

If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.

Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. For instance, our consumer product revenue is significantly seasonal. For the fiscal years ended December 30, 2006 and December 31, 2005, 64.5% and 79.8%, respectively, of our revenue from sales of consumer products has been generated in the second half of the year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations will be due to numerous factors including:

•	seasonality in the sales of our consumer products;

•	the size and timing of orders from retail stores for our home floor care robots;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs of labor and raw materials;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	price reductions;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.

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

As a result of historical operating losses, we had an accumulated deficit of $20.7 million at December 30, 2006. Because we operate in a rapidly evolving industry, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to maintain profitability on a quarterly or annual basis. In addition, we only have a limited operating history on which you can base your evaluation of our business. If we fail to maintain profitability, the market price of our common stock will likely fall.

We introduced our Scooba home robot product line at multiple price points. If this product line does not generate significant sales in the future, our revenue and operating results would be negatively impacted.

In December 2005, we made our Scooba floor washing robot available for volume distribution. We have limited experience with the enhancement, development and introduction of new product lines. We introduced the Scooba line of robots at a suggested retail price of $399 per unit, and in 2006 we introduced a second unit at $299 per unit. For this second unit, we devoted significant time and incurred significant expenses in connection with developing the product. The second unit was introduced toward the end of the second quarter of 2006. We are unable to determine at this time whether any of our Scooba floor washing robots will attain market acceptance, at any price, or generate significant sales to consumers. Our revenues and operating results in 2007 and in the future will depend in part on the success of this product line, and our revenues and operating results will be negatively impacted if this product line does not generate significant sales to consumers or support pricing that allows us to achieve an acceptable gross margin.

A majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.

For the years ended December 30, 2006 and December 31, 2005, we derived 59.5% and 65.4% of our total revenue from our home floor care robots, respectively. For the foreseeable future, we expect that a majority of our revenue will continue to be derived from sales of home floor care products. Accordingly, our future success depends upon our ability to further penetrate the consumer home floor care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. For example, we have devoted significant time and incurred significant expenses in connection with the development of our Scooba robot, which is designed to sweep, wash, scrub and dry hard floors, and during 2006 we made our Scooba robot available for volume distribution. Our results in 2007 will depend in part on the success of this product line, and there can be no assurance that it will maintain any level of retail or consumer acceptance. Our inability to achieve significant sales of our Scooba robot, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.

For the years ended December 30, 2006 and December 31, 2005, we derived 34.4% and 28.3% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from the U.S. federal government without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended December 30, 2006 and December 31, 2005, 59.8% and 59.7% of our contract revenue was derived from our participation in the U.S. Army’s Future Combat Systems program, respectively. Future sales of our PackBot robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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

We currently depend on one contract manufacturer, Jetta Company Limited, to manufacture our home robot products at a single plant in China and rely on one contract manufacturer, Gem City Engineering Corporation, to manufacture our military products at a single plant in the United States. Moreover, we do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.

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

We have focused on selling our robots in the home floor care and military markets. We plan to expand into other markets. Efforts to expand our product offerings beyond the two markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our headcount and operations are growing rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From December 31, 2005 to December 30, 2006, the number of our employees increased from 276 to 371. We anticipate further growth will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, we face risks associated with managing operations outside the United States, including operations in Hong Kong, India and the United Kingdom. To manage the expected continued growth of our headcount and operations, we will need to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

If the consumer robot market does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to achieve our anticipated level of growth.

We derive a substantial portion of our revenue from sales of our home floor care robots. For the years ended December 30, 2006 and December 31, 2005, home floor care robots accounted for 59.5% and 65.4% of total revenue, respectively. We cannot accurately predict the future growth rate or the size of the home floor care robot market. Demand for home floor care robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods. The expansion of the home robot market and the market for our products depends on a number of factors, such as:

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

We derive a substantial portion of our revenue from sales to and contracts with U.S. federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. For the years ended December 30, 2006 and December 31, 2005, U.S. federal government orders, contracts and subcontracts accounted for 34.4% and 28.3%, of total revenue, respectively. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. We cannot assure you that future levels of expenditures and authorizations will continue for governmental programs in which we provide products and services. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our government product and funded research and development revenues and prospects, which would harm our business, financial condition and operating results. Our operating results may also be negatively impacted by other developments that affect these governments and government agencies generally, including:

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

•	developers of robot floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc., Matsutek Enterprises Co Ltd. and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.

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

Our home robots revenue is significantly seasonal. For the fiscal years ended December 30, 2006 and December 31, 2005, 64.5% and 79.8%, respectively, of our revenue from sales of consumer products has been generated in the second half of the year. We expect a majority of such revenue will continue to be generated in the second half of the year for the foreseeable future. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We base our current and future expense levels on our internal operating plans and sales forecasts, including forecasts of holiday sales for our consumer products. A significant portion of our operating expenses, such as research and development expenses, certain marketing and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a quarter, particularly the final quarter of a fiscal year, are below our expectations, we might not be able to reduce operating expenses for that quarter and, therefore, we would not be able to reduce our operating expenses for the fiscal year. Accordingly, a sales shortfall during a fiscal quarter, and in particular the fourth quarter of a fiscal year, could have a disproportionate effect on our operating results for that quarter or that year. As a result of these factors, we may report operating results that do not meet the expectations of equity research analysts and investors. This could cause the trading price of our common stock to decline.

If critical components of our products that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.

We and our outsourced manufacturers obtain hardware components, various subsystems and raw materials from a limited group of suppliers. We do not have any long-term agreements with these suppliers obligating them to continue to sell components or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross profit and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all. In particular, the prices of ABS plastic and nickel (for batteries) have recently increased and we cannot provide assurance that will not materially impact our results of operations.

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

To execute our growth plan, we must attract and retain additional, highly-qualified personnel. Competition for hiring these employees is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating robots. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.

If the size of our markets increases, we would be more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. In addition, the vendors from which we license technology used in our products could become subject to similar infringement claims. Our vendors, or we, may not be able to withstand third-party infringement claims. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our retail and distribution partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain or increase our consumer robot sales through our primary distribution channels, which include third-party retailers, our product sales and results of operations would be negatively impacted.

Chain stores and other national retailers are the primary distribution channels for our consumer robots and accounted for approximately 41.6% and 47.8% of our total revenue for the years ended December 30, 2006 and December 31, 2005, respectively. We do not have long-term contracts regarding purchase volumes with any of our distributors. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our distributors. A decision by a major retail distributor, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our distributors, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail distributor relationship with us or in a retail distributor’s financial position could cause us to limit or discontinue business with that distributor, require us to assume more credit risk relating to that distributor’s receivables or limit our ability to collect amounts related to previous purchases by that distributor, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our home floor care robot sales.

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

Our success depends upon the continued services of our senior management team and key technical employees, such as our project management personnel and senior engineers. Moreover, we often must comply with provisions in government contracts that require employment of persons with specified levels of education and work experience. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. In January 2007, Gregory F. White resigned his position as the president of the Home Robots division of the Company, although he is expected to continue as an employee of the Company through the end of March 2007. Mr. White has been critical to our home robots division and we may experience difficulties in competing effectively, developing our home robots division and implementing our business strategies. We have not identified a successor to Mr. White to serve as the President of the Home Robots division in the future. In addition, because of the highly technical nature of our robots, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

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

Also, we need special clearances to continue working on and advancing certain of our projects with the U.S. federal government. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts. For example, if we were to lose our security clearance, we would be unable to continue to participate in the U.S. Army’s Future Combat Systems program. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.

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

Prior to November 9, 2005, we were a private company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations have made it more difficult and more expensive for us to obtain , and will likely make it more difficult to renew, our director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we have and must continue to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 have and will continue to require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•	hire additional engineers and other personnel;

•	develop new, or enhance existing, robots and robot accessories;

•	enhance our operating infrastructure;

•	acquire complementary businesses or technologies; or

•	otherwise respond to competitive pressures.

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

The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. We also face increasing complexity in our product design as we adjust to new and upcoming requirements relating to our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). Similar laws and regulations have been or may be enacted in other regions, including in the United States, Canada, Mexico, China, the United Kingdom, Germany and Japan. There is no assurance that such existing laws or future laws will not impair future earnings or results of operations.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a portion of our revenue from international sales in various European markets, Canada, Japan, Korea and Singapore. For the fiscal years ended December 30, 2006 and December 31, 2005, sales to non-U.S. customers accounted for 11.0% and 9.9% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

As of December 30, 2006, our directors and executive officers and their affiliates collectively beneficially owned approximately 37.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

Our corporate headquarters are located in Burlington, Massachusetts, where we lease approximately 82,000 square feet. Approximately 24,000 square feet of this lease expires on September 30, 2007 and the remainder expires on December 31, 2008. We lease 6,150 square feet of space at an adjacent facility in Burlington for our prototype work on unmanned ground vehicles. We also lease 7,550 square feet in Mysore, India and we lease smaller facilities in Hong Kong; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

On February 22, 2007, we entered into a lease agreement for our new corporate headquarters in Bedford, Massachusetts to which we expect to relocate on or about May 1, 2008.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Global Market on November 9, 2005 under the symbol “IRBT”. The following table sets forth the high and low sale prices for our common stock for fiscal 2005 since our initial public offering and for fiscal year 2006 as reported on the NASDAQ Global Market.

	High	Low

Fiscal 2005:
Fourth quarter*	$37.33	$26.29
Fiscal 2006:
First quarter	$37.90	$25.49
Second quarter	$29.30	$20.50
Third quarter	$25.50	$16.09
Fourth quarter	$24.98	$17.55

*	Our common stock began trading on November 9, 2005.

As of February 23, 2007, there were approximately 23,860,330 shares of our common stock outstanding held by approximately 164 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 23, 2007 was $15.03 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain the following four equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: Amended and Restated 1994 Stock Plan; Amended and Restated 2001 Special Stock Option Plan; Amended and Restated 2004 Stock Option and Incentive Plan; and 2005 Stock Option and Incentive Plan. Each of the foregoing compensation plans was approved by our stockholders. The following table represents information about these plans as of December 30, 2006:

	(A)	(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	3,499,710	$8.340	690,629
Equity compensation plans not approved by security holders	—	—	—

Total	3,499,710	$8.340	690,629

No further grants are being made under the Amended and Restated 1994 Stock Plan, the Amended and Restated 2001 Special Stock Option Plan and the Amended and Restated 2004 Stock Option and Incentive Plan.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 30, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of December 30, 2006 and December 31, 2005 and for the years ended December 30, 2006, December 31, 2005 and 2004 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 30,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except earnings per share amounts)

Consolidated Statement of Operations:
Revenue
Product revenue(1)	$167,687	$124,616	$82,678	$46,655	$7,594
Contract revenue	21,268	17,352	12,365	7,661	7,223

Total revenue	188,955	141,968	95,043	54,316	14,817
Cost of Revenue
Cost of product revenue	103,651	81,855	59,321	31,194	4,896
Cost of contract revenue	15,569	12,534	8,371	6,143	11,861

Total cost of revenue	119,220	94,389	67,692	37,337	16,757

Gross Profit (Loss)(1)	69,735	47,579	27,351	16,979	(1,940)
Operating Expenses
Research and development	17,025	11,601	5,504	3,848	1,736
Selling and marketing	33,969	21,796	14,106	12,757	1,911
General and administrative	18,703	12,072	7,298	7,764	5,217

Total operating expenses	69,697	45,469	26,908	24,369	8,864

Operating Income (Loss)	38	2,110	443	(7,390)	(10,804)
Net Income (Loss)	$3,565	$2,610	$219	$(7,411)	$(10,774)

Net Income (Loss) Attributable to Common Stockholders	$3,565	$1,553	$118	$(7,411)	$(10,774)

Net Income (Loss) Per Common Share
Basic	$0.15	$0.13	$0.01	$(0.79)	$(2.00)
Diluted	$0.14	$0.11	$0.01	$(0.79)	$(2.00)
Shares Used in Per Common Share Calculations
Basic	23,516	12,007	9,660	9,352	5,391
Diluted	25,601	14,331	19,183	9,352	5,391

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

	December 30,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,583	$76,064	$19,441	$4,620	$3,014
Short term investments	64,800	—	—	—	—
Total assets	135,308	124,935	45,137	27,827	8,705
Total liabilities	40,389	37,379	31,921	25,624	12,049
Total redeemable convertible preferred stock	—	—	37,506	27,562	14,639
Total stockholders’ equity (deficit)	94,919	87,556	(24,290)	(25,359)	(17,983)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

As of December 30, 2006, we had 371 full-time employees. We have developed expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Over the past five years, we have sold more than 2.0 million of our home floor care robots. We have also sold more than 800 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

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

Revenue

We currently derive revenue from product sales and research and development services. Product revenue is derived from the sale of our various home floor care and PackBot robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services and the expanding installed base of our robots.

We currently derive a majority of our product revenue from the sale of our home floor care robots and our PackBot tactical military robots. For the fiscal years ended December 30, 2006 and December 31, 2005, product revenues accounted for 88.7% and 87.8% of total revenue, respectively. For the fiscal years ended December 30, 2006 and December 31, 2005, our funded research and development contracts accounted for approximately 11.3% and 12.2% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.

For the fiscal years ended December 30, 2006 and December 31, 2005 approximately 65.4% and 78.6%, respectively, of our home robot product revenue resulted from sales to 15 customers, primarily U.S. retailers. Direct-to-consumer revenue generated through our iRobot on-line store accounted for 16.0% of our home robot product revenue for the fiscal year ended December 30, 2006 compared to 9.3% in the fiscal year ended December 31, 2005. In addition, 88.4% and 87.5% of military product revenue, and 76.2% and 71.6% of funded research and development contract revenue, resulted from orders and contracts with the U.S. federal government in the fiscal years ended December 30, 2006 and December 31, 2005, respectively.

For the fiscal years ended December 30, 2006 and December 31, 2005, sales to non-U.S. customers accounted for 11.0% and 9.9% of total revenue, respectively.

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

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 30, 2006 and December 31, 2005, cost of product revenue was 61.8% and 65.7% of total product revenue, respectively. While raw material costs, which are our most significant cost items, generally have not fluctuated materially as a percentage of revenue since the introduction of our robots in 2002, the cost for some materials have recently risen, including ABS plastic and nickel (for batteries). There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. Compared to our PackBot tactical military robots, labor costs for our home floor cleaning robots comprise a greater percentage of the associated cost of revenue. We outsource the manufacture of our home floor cleaning robots to a contract manufacturer in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home floor cleaning robots could increase in the future.

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 30, 2006 and December 31, 2005, cost of contract revenue was 73.2% and 72.2% of total contract revenue, respectively.

Gross Profit

Our gross profit as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold and the total sales volume. Currently, our consumer robots typically have a higher gross profit as a percentage of revenue than our military robots. For the years ended December 30, 2006 and December 31, 2005, gross profit was 36.9% and 33.5% of total revenue, respectively.

As a result of our change in accounting from a “sell-through” to “sell-in” basis in the first quarter of 2004, we recognized $2.5 million of gross profit in the first quarter of 2004, which disproportionately increased our gross profit as a percentage of revenues in that quarter and in 2004.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. An example of this is the engineering design center we opened in India late in 2005. A substantial portion of our research and development is performed in the United States, although we maintain an increasing number of engineering personnel in India and Hong Kong to serve as a liaison between our U.S.-based engineering staff and our outsourced manufacturer in China. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. Accordingly, we anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future.

For the fiscal years ended December 30, 2006 and December 31, 2005, research and development expense was $17.0 million and $11.6 million, or 9.0% and 8.2% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended December 30, 2006 and December 31, 2005, these expenses amounted to $15.6 million and $12.5 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	advertising, marketing and other brand-building costs;

•	fulfillment costs associated with direct-to-consumer sales through the iRobot on-line store;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

As we focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase both in absolute dollars and as a percentage of sales for the foreseeable future, as we intend to continue aggressively building on the iRobot brand. We also expect our general and administrative expenses will increase due to the costs associated with being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, directors’ and officers’ liability insurance and increased professional services.

For the fiscal years ended December 30, 2006 and December 31, 2005, selling, general and administrative expense was $52.7 million and $33.9 million, or 27.9% and 23.8% of total revenue, respectively.

Fiscal Periods

Historically, our fiscal year ended on December 31 and our fiscal quarters ended on March 31, June 30, September 30 and December 31. Reference to fiscal 2004, for example, refers to the fiscal year ended December 31, 2004. Beginning in fiscal 2005, we began to operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, each of our fiscal quarters ends on the Saturday that falls closest to the last day of the third calendar month of the quarter.

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

Revenue Recognition

We recognize revenue from sales of consumer products under the terms of the customer agreement upon transfer of title to the customer, provided the price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. We have typically not taken product returns except for defective products. Accordingly, we reduce revenue for our estimates of liabilities for these rights at the time the related sale is recorded. We establish a provision for sales returns for products sold by resellers directly or through our distributors based on historical return experience. We have aggregated and analyzed historical returns from resellers and end users which form the basis of our estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our returns reserve is calculated as a percentage of gross consumer product revenue. A one percentage point increase or decrease in our actual experience of returns would have a material impact on our quarterly and annual results of operations. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. Through 2003, we recognized revenue on sales to certain distributors and retail customers upon their sale to the end user. Starting in the first quarter of 2004, as a result of our accumulation of sufficient experience to reasonably estimate allowances for product returns, we adopted the standard industry practice of recognizing revenue on all sales upon delivery of product to distributors and retail stores and established a related allowance for future returns based upon historical experience. If future trends or our ability to estimate were to change significantly from those experienced in the past, incremental reductions or increases to revenue may result based on this new experience.

Under cost-plus research and development contracts, we recognize revenue based on costs incurred plus a pro-rata portion of the total fixed fee. We recognize revenue on fixed-price contracts using the percentage-of- completion method. Costs and estimated gross profits on contracts are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and are recorded or recognized, as the case may be, in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). Additionally, since we valued options under the minimum value method up to our initial public offering on November 9, 2005, options granted prior to this date had a zero expected volatility. Prior to our initial public offering, we had accounted for certain option grants under APB 25. As of December 30, 2006, the deferred stock-based compensation balance associated with these grants was $2.3 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), we recognized $1.8 million of stock-based compensation expense during the fiscal year ended December 30, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of December 30, 2006 associated with these grants was $9.8 million with a weighted average remaining recognition period of 1.83 years.

The fair value of each option grant for the fiscal year ended December 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
December 30, 2006

Risk-free interest rate	4.32% — 5.11%
Expected dividend yield	—
Expected life	3.5 — 6.5 years
Expected volatility	65%

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

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 30, 2006 was $12.771.

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

SFAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in net income. Refer to Note 2 — Summary of Significant Accounting Policies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more discussion.

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

We have $8.0 million of gross federal net operating loss carry-forwards as of December 30, 2006. Of this amount, $7.5 million relates to stock option deductions for which the tax effected amount is approximately $3.0 million which would be credited to additional paid-in capital upon realization. The use of these net operating loss carry-forwards may be limited by changes in our ownership. We expect that these net operating loss carry-forwards will impact our tax liability over the next several years. There, however, can be no assurance as to the rate at which these net operating loss carry-forwards can be utilized, or as to whether there will be any other tax incentives available after 2006.

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

Warranty

We typically provide a one-year warranty against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Revenue
Product revenue(1)	$167,687	$124,616	$82,678
Contract revenue	21,268	17,352	12,365

Total revenue	188,955	141,968	95,043

Cost of Revenue
Cost of product revenue(2)	103,651	81,855	59,321
Cost of contract revenue(2)	15,569	12,534	8,371

Total cost of revenue	119,220	94,389	67,692

Gross profit(1)	69,735	47,579	27,351
Operating Expenses
Research and development(2)	17,025	11,601	5,504
Selling and marketing(2)	33,969	21,796	14,106
General and administrative(2)	18,703	12,072	7,298

Total operating expenses	69,697	45,469	26,908

Operating Income	38	2,110	443
Other Income (Expense), Net	3,831	676	(80)

Income Before Income Taxes	3,869	2,786	363
Income Tax Expense	304	176	144

Net Income	$3,565	$2,610	$219

(1)	Beginning in the first quarter of 2004, we converted from recognizing revenue from U.S. consumer product sales on a “sell-through” basis (when retail stores sold our robots) to a “sell-in” basis (when our robots are shipped to retail stores). As a result of this conversion, our revenue and gross profit in the first quarter of 2004 included $5.7 million and $2.5 million, respectively, from robots shipped prior to 2004.

(2)	Stock-based compensation recorded in 2006, 2005 and 2004 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Cost of product revenue	$326	$33	$—
Cost of contract revenue	267	58	—
Research and development	376	95	—
Selling and marketing	389	32	—
General and administrative	1,211	380	283

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004

Revenue
Product revenue	88.7%	87.8%	87.0%
Contract revenue	11.3	12.2	13.0

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	54.9	57.7	62.4
Cost of contract revenue	8.2	8.8	8.8

Total cost of revenue	63.1	66.5	71.2

Gross profit	36.9	33.5	28.8
Operating Expenses
Research and development	9.0	8.2	5.8
Selling and marketing	18.0	15.3	14.8
General and administrative	9.9	8.5	7.7

Total operating expenses	36.9	32.0	28.3

Operating Income	0.0	1.5	0.5
Other Income (Expense), Net	2.0	0.4	(0.1)

Income Before Income Taxes	2.0	1.9	0.4
Income Tax Expense	0.1	0.1	0.2

Net Income	1.9%	1.8%	0.2%

Comparison of Years Ended December 30, 2006 and December 31, 2005

Revenue

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total Revenue	$188,955	$141,968	$46,987	33.1%

Our revenue increased 33.1% to $189.0 million in fiscal 2006 from $142.0 million in fiscal 2005. Revenue increased approximately $18.4 million, or 19.7%, in our home robots business and $28.6 million, or 59.6%, in our government and industrial business.

The $18.4 million increase in revenue from our home robots division was driven primarily by the initial distribution into the retail channel of our Scooba floor washing robot, which was released late in 2005, continued demand for our Roomba floor vacuuming robot and an 8.2% increase in net average selling prices. Total home floor care robots shipped in fiscal 2006 was approximately 725,000 units compared to approximately 663,000 units in fiscal 2005. Included in this $18.4 million growth was an increase of approximately $9.4 million in sales through our direct on-line store as compared to $8.6 million of direct revenue in fiscal 2005. During fiscal 2005, we reduced our home robots products return reserve accrual rate based on an analysis that indicated that our actual customer return rates had decreased significantly and, accordingly, during the third quarter we revised our returns reserve rate and reduced the returns reserve as of October 1, 2005. As a result of this decrease, during the third quarter of 2005, we recognized an additional $2.7 million of home robots product revenue related to robots shipped both during the third quarter of 2005 and during prior periods.

The $28.6 million increase in revenue from our government and industrial business for fiscal 2006 as compared to fiscal 2005 was due to a 52.8% increase in the number of military robots shipped combined with a 5.5% increase in associated net average selling prices, a 30.9% increase in recurring contract revenues generated under funded research and development contracts and the one-time impact of $2.2 million associated with the United Kingdom Ministry of Defence contract modification. Also included in this $28.6 million growth was an increase of approximately $7.5 million in product life cycle revenue (robot spares), as compared to $5.4 million of product life cycle revenue in fiscal 2005, which was primarily driven by the increased demand for our military robots,. Total military robot units shipped in fiscal 2006 was 385 compared to 252 in fiscal 2005. This unit increase was directly related to 229 units shipped under our contract with the Naval Sea Systems Command for Man Transportable Robotics Systems.

Cost of Revenue

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total cost of revenue	$119,220	$94,389	$24,831	26.3%
As a percentage of total revenue	63.1%	66.5%

Total cost of revenue increased to $119.2 million in fiscal 2006, compared to $94.4 million in the fiscal 2005. The increase is primarily attributable to a 9.4% increase in the unit sales of our home floor care robots, a 52.8% increase in the unit sales of our military robots and higher costs associated with a 30.9% increase in recurring contract revenues generated under funded research and development contracts in fiscal 2006 as compared to fiscal 2005.

The home robots division cost of revenue decreased as a percent of revenue by 1.2 percentage points in fiscal 2006 as compared to fiscal 2005. This decrease was attributable to the above-mentioned increase in average selling prices offset by a 6.4% increase in average unit costs as a result of a shift in the product mix of the home floor care robots that we sold. In particular, the average unit cost increase was largely attributable to a significant number of Scooba floor washing robots shipped in fiscal 2006. Our Scooba floor washing robot carries a higher per unit cost than our Roomba floor vacuuming robot which represented nearly 100% of home floor care robots shipped in fiscal 2005.

The government and industrial robots division cost of revenue decreased as a percent of revenue by 8.8 percentage points for fiscal 2006 as compared to fiscal 2005. This decrease was due primarily to the above-mentioned increase in average selling prices, a 9.1% reduction in the average unit cost of product sold, higher margins on increased product life cycle revenue and lower cost of warranty partially offset by higher manufacturing overhead.

Gross Profit

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total gross profit	$69,735	$47,579	$22,156	46.6%
As a percentage of total revenue	36.9%	33.5%

Gross profit increased 46.6% to $69.7 million in fiscal 2006, from $47.6 million in fiscal 2005. Gross profit as a percentage of revenue increased to 36.9% in fiscal 2006 from 33.5% of revenue in fiscal 2005. This 3.4 percentage increase in gross profit was the result of the home robots division gross profit increasing 1.2 percentage points and the government and industrial gross profit increasing 8.8 percentage points. These increases were partially offset by the fact that the home robots division, which carries a higher overall gross profit than the government and industrial division, accounted for 63.6% of total gross profit in fiscal 2006 as compared to 75.5% in the fiscal 2005. Included in the total gross profit for fiscal 2006 was $2.6 million associated with the United Kingdom Ministry of Defence contract modification, which accounted for 0.6 percentage points of the year over year improvement in gross profit as a percent of revenue.

Research and Development

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total research and development	$17,025	$11,601	$5,424	46.8%
As a percentage of total revenue	9.0%	8.2%

Research and development expenses increased by $5.4 million or 46.8% to $17.0 million (9.0% percent of revenue) in fiscal 2006, from $11.6 million (8.2% of revenue) for fiscal 2005. The increase in research and development expense is primarily due to an increase of $3.6 million in compensation and benefit related expenses attributed to increased headcount. Consulting and related material costs associated with internal research projects increased by $1.9 million and $1.3 million, respectively. Additionally, $0.4 million of the increase related to increased occupancy and depreciation expenses that include the addition of the Mysore, India office, which opened in late 2005, as well as increased depreciation expense on computer equipment related to increased headcount. These increases were offset by a reduction of $2.3 million in internally funded research and development projects primarily related to the Scooba floor washing robot, which was launched late in the fourth quarter of 2005. In fiscal 2007, we intend to continue to invest in research and development to respond to and anticipate customer needs. Accordingly, we anticipate research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of total revenue.

Overall research and development headcount increased to 104 at December 30, 2006 compared to 72 as of December 31, 2005, an increase of 32 employees or 44% growth.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal 2006 these expenses amounted to $15.6 million compared to $12.5 million for the comparable period in 2005. The increase in these expenses was primarily due to increased headcount in our research and development function to 58 employees at December 30, 2006 from 48 employees at December 31, 2005. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling and Marketing

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total selling and marketing	$33,969	$21,796	$12,173	55.8%
As a percentage of total revenue	18.0%	15.4%

Selling and marketing expenses increased by $12.2 million or 55.8% to $34.0 million (18.0% of revenue) in fiscal 2006 from $21.8 million (15.4% of revenue) in fiscal 2005. The increase in selling and marketing expense was primarily driven by an increase in home robot division selling and marketing expense of $9.3 million over fiscal 2005. This increase was primarily made up of $2.9 million of increased television advertising and related production costs, $2.9 million increase in direct fulfillment costs associated with the $9.4 million increase in our direct on-line store sales, $1.7 million increased cooperative advertising, $0.7 million increased compensation and benefit related expense, $0.7 million increased customer service costs and $0.5 million increased sales commissions. All of these increases are attributable to the increase in fiscal 2006 of $18.4 million of home robot revenue as compared to fiscal 2005. Government and industrial division selling and marketing expenses were up $1.8 million for fiscal 2006 as compared to fiscal 2005 due primarily to $0.5 million of increased bid and proposal activities, $0.4 million of increased compensation and benefit related expense attributed to incremental headcount and $0.2 million increased travel costs. Corporate sales and marketing increased $1.0 million of which $0.6 million relates to public relations expenses. In fiscal 2007, we expect to accelerate our investment in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars and as a percentage of total revenue.

Overall selling and marketing headcount increased to 31 at December 30, 2006 compared to 24 as of December 31, 2005, an increase of 7 employees or 29% growth.

General and Administrative

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

General and administrative	$18,703	$12,072	$6,631	54.9%
As a percentage of total revenue	9.9%	8.5%

General and administrative expenses increased by $6.6 million or 54.9% to $18.7 million (9.9% of revenue) in fiscal 2006 from $12.1 million (8.5% of revenue) in fiscal 2005. The increase in general and administrative expense was primarily driven by an increase of $2.7 million in compensation, benefits, occupancy, depreciation and other people related expenses due to increased headcount over the comparable period and $0.4 million related to increases in software maintenance and general liability insurance. Also included in the $6.6 million increase was $2.2 million relating to costs incurred on professional accounting, legal and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley, all of which were not required in 2005 as we were a private company for the majority of the year. SFAS 123R stock-based compensation costs totaling $0.8 million were recorded, a factor that did not exist in the comparable period. In fiscal 2007, we anticipate general and administrative expenses will increase in absolute dollars in support of expected globalization activities.

Overall general and administrative headcount increased to 72 at December 30, 2006 compared to 61 as of December 31, 2005, an increase of 11 employees or 18% growth.

Other Income (Expense), Net

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Other Income (expense), net	$3,831	$676	$3,155	466.7%
As a percentage of total revenue	2.0%	0.4%

For fiscal 2006, other income (expense), net amounted to $3.8 million compared to $0.7 million in fiscal 2005. The other income (expense), net was directly related to $4.0 million of interest income resulting from the investment of net proceeds from our initial public offering that occurred in November, 2005.

Income Tax Provision

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Income tax provision	$304	$176	$128	72.7%
As a percentage of total revenue	0.1%	0.1%

The provision for income taxes for fiscal 2006 consists of $0.2 million of federal alternative minimum taxes and $0.1 million of state taxes compared to $0.2 million of federal alternative minimum taxes in fiscal 2005.

Comparison of Years Ended December 31, 2005 and 2004

Revenue

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Total Revenue	$141,968	$95,043	$46,925	49.4%

Our revenue increased 49.4% to $141.9 million in fiscal 2005 from $95.0 million in fiscal 2004. Revenue increased approximately $22.6 million, or 31.7%, in our consumer business and $24.7 million, or 106.4%, in our government and industrial business.

The increase in revenue from our home robots products was primarily driven by continued demand for our Roomba floor vacuuming robots and to a lesser degree, for our Scooba floor washing robot, as it was released late in 2005. During the year we added four retailers to our retail network, which accounted for 5% of our total revenue during the period and increased the total number of retailers offering our products to 19. During fiscal 2005, we also reduced our consumer products return reserve accrual rate based on an analysis that indicated that our actual customer return rates had decreased significantly and, accordingly, during the third quarter we revised our returns reserve rate and reduced the returns reserve as of October 1, 2005. As a result of this decrease, during the third quarter of 2005, we recognized an additional $2.7 million of consumer product revenue related to robots shipped both during the third quarter of 2005 and during prior periods.

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

Cost of Revenue

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Total cost of revenue	$94,389	$67,692	$26,697	39.4%
As a percentage of total revenue	66.5%	71.2%

Our cost of revenue increased to $94.4 million in fiscal 2005, compared to $67.7 million in fiscal 2004. The increase is primarily attributable to a 136.8% increase in the unit sales of our PackBot robots in fiscal 2005 as compared to fiscal 2004, and a $4.1 million increase in costs associated with the $5.0 million increase in contract revenue. Unit sales in our consumer business increased by approximately 12.0% in fiscal 2005 as compared to fiscal 2004. After giving effect to the impact of converting to “sell-in” accounting in the first quarter of fiscal 2004 as described above, the increase was 2.3%. In addition to the changes in sales volume, the unit costs of manufacturing our consumer robots increased by approximately 17.9% over the comparable period in fiscal 2004 related primarily to an increase in costs associated with the production of the second generation Roomba robots and a shift in the mix of the consumer robots that we sold. The unit costs of manufacturing our PackBot robots decreased by approximately 12.6% over the comparable period in fiscal 2004 primarily as a result of manufacturing economies of scale.

Gross Profit

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Total gross profit	$47,579	$27,351	$20,228	74.0%
As a percentage of total revenue	33.5%	28.8%

Gross profit increased 74.0% to $47.6 million in fiscal 2005, from $27.4 million in fiscal 2004. Gross profit as a percentage of revenue increased to 33.5% in fiscal 2005 from 28.8% of revenue in fiscal 2004. The 4.7% percentage point increase in gross profit as a percent of revenue in fiscal 2005 was primarily due to improved gross profit of 6.0% on our consumer and government and industrial robots, including a gross profit increase resulting from the reduction of our returns reserve. The favorable impact from improved product gross profit was offset by approximately 0.7% as the result of lower gross profit realized on funded research and development contracts and, to a lesser extent, a decrease in gross profit from royalty revenue for fiscal 2005. Gross profit in fiscal 2004 included $2.5 million as a result of the change in accounting from a “sell-through” to “sell-in” basis.

Research and Development

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Total research and development	$11,601	$5,504	$6,097	110.8%
As a percentage of total revenue	8.2%	5.8%

Research and development expenses increased approximately 110.8% to $11.6 million (8.2% of revenue) in fiscal 2005 from $5.5 million (5.8% of revenue) in fiscal 2004. The increase in research and development expenses was primarily due to increased headcount in our internal research and development function to 72 employees at December 31, 2005 from 48 employees at December 31, 2004. For fiscal years 2005 and 2004 we incurred the majority of our internal (non-funded) research and development expenses to support the development of enhancements to our Roomba product line as well as our Scooba floor washing robot development which began in early 2004.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal year 2005 these expenses amounted to $12.5 million compared to $8.4 million for the comparable period in 2004. The increase in these expenses was primarily due to increased headcount in our research and development function to 48 employees at December 31, 2005 from 18 employees at December 31 2004. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling and Marketing

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Total selling and marketing	$21,796	$14,106	$7,690	54.5%
As a percentage of total revenue	15.3%	14.8%

Selling and marketing expenses increased 54.5% to $21.8 million (15.3% of revenue) in fiscal 2005 from $14.1 million (14.8% of revenue) in fiscal 2004. The increase in selling and marketing expense was primarily due to an increase in direct marketing and advertising programs and promotional expenses in support of the Roomba product line, including our Roomba Scheduler robot, which was launched in the third quarter of 2005, as well as increased salaries and related personnel costs associated with the expansion of our selling and marketing headcount to 24 employees from 13 employees.

General and Administrative

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

General and administrative	$12,072	$7,298	$4,774	65.4%
As a percentage of total revenue	8.5%	7.7%

General and administrative expenses increased 65.4% to $12.1 million (8.5% of revenue) in fiscal 2005 from $7.3 million (7.7% of revenue) in fiscal 2004. The increase in general and administrative expenses was primarily due to increased salaries and related personnel costs associated with the growth in headcount in our general and administrative functions to 61 employees from 33 employees, primarily in the areas of accounting, information technology, human resources, and legal, and the related expenses associated with our preparations to become and operate as a public company during the fiscal year.

Other Income (Expense), Net

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Other Income (expense), net	$676	$(80)	$756	N/M
As a percentage of total revenue	0.4%	(0.1)%

Other income, net amounted to $0.7 million for fiscal 2005 compared to other expense, net of approximately $0.1 million for fiscal 2004. The other income (expense), net was directly related to $0.8 million of interest income earned offset partially by increased franchise taxes associated with our increased capitalization after our initial public offering.

Income Tax Provision

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004	Dollar Change	Percent Change
	(Dollars in thousands)

Income tax provision	$176	$144	$32	22.2%
As a percentage of total revenue	0.1%	0.1%

The provision for income taxes of $0.2 million for fiscal 2005, compared with a provision of $0.1 million for fiscal 2004, represents taxes due based on federal alternative minimum taxes.

Liquidity and Capital Resources

At December 30, 2006 our principal sources of liquidity were cash and cash equivalents totaling $5.6 million, short-term investments of $64.8 million and accounts receivable of $28.5 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting and professional fees associated with this offering.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In fiscal 2006 and 2005, we spent $7.5 million and $5.5 million, respectively, on capital equipment.

During 2006, our strategy for delivering product to our retail customers changed from a model that emphasized container shipments directly to the retailer from China to a model emphasizing improved logistics capabilities that allow our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our domestic third-party logistic providers for the fulfillment of domestic retail orders and direct-to-consumer sales. Our inventory of military products is minimal as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped.

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

Discussion of Cash Flows

Net cash provided by our operating activities in fiscal 2006 was $0.6 million compared to net cash used by operating activities of $9.0 million in fiscal 2005 and net cash provided by operating activities of $8.9 million in fiscal 2004. The cash provided by our operating activities in fiscal 2006 was primarily due to net income of $3.6 million and an increase in accounts payable, accrued expenses and accrued compensation of $8.7 million, offset by an increase in accounts receivable and unbilled revenue of $6.0 million, an increase in inventory of $5.0 million, an increase in other assets of $1.3 million, and a decrease in provision for contract settlement and deferred revenue of $5.7 million. In addition, in fiscal 2006, we had depreciation and amortization of approximately $3.7 million and amortization of deferred compensation of $2.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2006 are directly attributable to the 33.1% growth in revenue from the comparable period in fiscal 2005. The cash used by our operating activities in fiscal 2005 was primarily due to an increase in accounts receivable of $9.8 million, an increase in inventory of $8.2 million, an increase in other current assets of $1.1 million, and an increase in unbilled revenue of $0.7 million, offset by net income of $2.6 million, and an increase in liabilities of approximately $5.5 million. In addition, in fiscal 2005, we had depreciation and amortization of approximately $2.1 million and amortization of deferred compensation of $0.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2005 are directly attributable to the 49.4% growth in revenue from the comparable period in fiscal 2004. The cash provided by our operating activities in fiscal 2004 was primarily due to net income of approximately $0.2 million, an increase in total liabilities of $7.6 million, a decrease in inventory of $3.8 million, a decrease in unbilled revenue of approximately $0.4 million and a decrease in other assets of approximately $0.4 million, which were partially offset by an increase in accounts receivable of $5.1 million. In addition, in fiscal 2004, we had $1.3 million of depreciation expense and approximately $0.3 million in deferred compensation, both of which represent non-cash expenses.

Net cash used in our investing activities was $72.3 million in fiscal 2006, $5.5 million in fiscal 2005, and $3.2 million in fiscal 2004. Investment activities in 2006 represent the purchase of short-term investments (net of the sale of short-term investments) of $64.8 million and the purchase of capital equipment of $7.5 million. Investment activities in 2005 and 2004 represent the purchase of capital equipment in support of our growth, including computer equipment, internal use software, furniture and fixtures, engineering and test equipment, and production tooling. The 2006 investment in capital equipment of $7.5 million consisted primarily of purchases of production tooling, internal use software and computer equipment.

Net cash provided by our financing activities was approximately $1.2 million in fiscal 2006, $71.1 million in fiscal 2005, and $9.2 million in fiscal 2004. Net cash provided by our financing activities in fiscal 2006 consisted primarily of proceeds from stock option exercises. Net cash provided by our financing activities in fiscal 2005 consisted primarily of $70.4 million of proceeds from our initial public offering and $0.7 million from the exercise of common stock options. Net cash provided by our financing activities in fiscal 2004 consisted primarily of proceeds of $9.9 million from the issuance of a series of convertible preferred stock, approximately $0.3 million from exercises of common stock options and approximately $0.3 million from the issuance of restricted stock, offset by $1.3 million for repayment of borrowings under our working capital line of credit.

The majority of our long-lived assets for the years ended December 30, 2006, December 31, 2005 and 2004 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba and Scooba product lines in China.

We currently have a $20.7 million accumulated deficit as a result of significant losses incurred through 2003, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal 2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we achieved profitability in fiscal years 2004, 2005 and 2006. We have not invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our consumer revenue has been highly seasonal. This seasonality tends to result in the net use of cash during the first half of the year and significant generation of cash in the second half of the year. Given the recent success of our products and resulting growth in revenue, we believe that existing cash, cash equivalents, cash provided by operating activities and funds available through our bank line of credit will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.

Working Capital Facility

On May 26, 2005, we obtained a working capital line of credit with a bank under which we can borrow up to $20.0 million, including a $2.0 million sub-limit for equipment financing. Interest accrues at a variable rate based on prime or published LIBOR rates. The line expires on May 26, 2007 at which time all advances will be immediately due and payable. As of December 30, 2006, we had no amounts outstanding and $20.0 million available under our working capital line of credit. Borrowings are secured by substantially all of our assets other than our intellectual property. The credit facility restricts our ability to:

•	incur or guaranty additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	make loans or investments;

•	sell assets;

•	pay dividends or make distributions on, or repurchase, our stock; or

•	consolidate or merge with other entities.

In addition, we are required to maintain quarterly tangible net worth thresholds based on our stockholders’ equity under the credit facility that vary by quarter based on anticipated seasonality in our business. These operating and financial covenants may restrict our ability to finance our operations, engage in business activities or expand or pursue our business strategies. At December 30, 2006, we were in compliance with all covenants under the credit facility. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of this credit facility. In addition to a covenant default, other events of default under our credit facility include the filing or entry of a tax lien, attachment of funds or material judgment against us, or other uninsured loss of our material assets. If a default occurs, the bank may require that we repay all amounts then outstanding.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. We do anticipate making significant capital commitments in the next twelve months for expenditures associated with the planned move to our new corporate headquarters on or about May 1, 2008. These expenditures will be jointly funded by the landlord for this site and by the Company. Other than this project, we do not currently anticipate significant investment in property and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash, cash equivalents, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 30, 2006:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$1,909	$1,726	$75	$—	$3,710
Minimum contractual payments	—	1,750	1,750	—	3,500

Total	$1,909	$3,476	$1,825	$—	$7,210

On February 22, 2007, we entered into a lease agreement for our new corporate headquarters in Bedford, Massachusetts to which we expect to relocate on or about May 1, 2008.

Off-Balance Sheet Arrangements

As of December 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS No. 157 and have not yet determined the impact, if any, that its adoption will have on our result of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have any impact on our results of operations or financial condition.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the impact that the adoption of FIN 48 will have on our results of operations or financial condition. We do not expect the adoption to have a material impact on our results of operations or financial condition.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents of $5.6 million and short term investments of $64.8 million at December 30, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 30, 2006, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At December 30, 2006, there were no amounts outstanding under our working capital line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

We have completed an integrated audit of iRobot Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 30, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2007

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,583	$76,064
Short term investments	64,800	—
Accounts receivable, net of allowance of $163 and $117 at December 30, 2006 and December 31, 2005, respectively	28,510	23,045
Unbilled revenue	1,961	1,424
Inventory, net	20,890	15,903
Other current assets	2,863	1,533

Total current assets	124,607	117,969
Property and equipment, net	10,701	6,966

Total assets	$135,308	$124,935

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,685	$23,721
Accrued expenses	7,020	3,484
Accrued compensation	5,227	4,002
Provision for contract settlements	—	5,154
Deferred revenue	457	1,018

Total current liabilities	40,389	37,379
Commitments and contingencies (Note 12):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at December 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 23,791 and 23,406 issued and outstanding at December 30, 2006 and December 31, 2005, respectively	238	234
Additional paid-in capital	117,718	114,808
Deferred compensation	(2,326)	(3,210)
Accumulated deficit	(20,711)	(24,276)

Total stockholders’ equity	94,919	87,556

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$135,308	$124,935

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
Product revenue	$167,687	$124,616	$82,678
Contract revenue	21,268	17,352	12,365

Total revenue	188,955	141,968	95,043
Cost of revenue:
Cost of product revenue(1)	103,651	81,855	59,321
Cost of contract revenue(1)	15,569	12,534	8,371

Total cost of revenue	119,220	94,389	67,692

Gross profit	69,735	47,579	27,351
Operating expenses:
Research and development(1)	17,025	11,601	5,504
Selling and marketing(1)	33,969	21,796	14,106
General and administrative(1)	18,703	12,072	7,298

Total operating expenses	69,697	45,469	26,908

Operating income	38	2,110	443
Other income (expense), net	3,831	676	(80)

Income before income taxes	3,869	2,786	363
Income tax expense	304	176	144

Net income	$3,565	$2,610	$219

Net income attributable to common stockholders	$3,565	$1,553	$118

Net income per share
Basic	$0.15	$0.13	$0.01
Diluted	$0.14	$0.11	$0.01
Number of shares used in per share calculations
Basic	23,516	12,007	9,660
Diluted	25,601	14,331	19,183

(1)	Stock-based compensation recorded in 2006, 2005 and 2004 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Cost of product revenue	$326	$33	$—
Cost of contract revenue	267	58	—
Research and development	376	95	—
Selling and marketing	389	32	—
General and administrative	1,211	380	283

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Note
			Additional	Receivable
	Common Stock		Paid-In	from	Deferred	Accumulated
	Shares	Value	Capital	Stockholder	Compensation	Deficit	Total
	(In thousands, except share amounts)

Balance at December 31, 2003	9,360,750	93	1,696	(43)	—	(27,105)	(25,359)
Issuance of restricted stock	397,584	4	967		(670)		301
Amortization of deferred compensation relating to restricted stock					283		283
Issuance of common stock for exercise of stock options	371,123	4	262				266
Net income						219	219

Balance at December 31, 2004	10,129,457	101	2,925	(43)	(387)	(26,886)	(24,290)
Amortization of deferred compensation relating to restricted stock					200		200
Issuance of common stock for exercise of stock options	442,204	4	633				637
Repayment of note receivable from stockholder				43			43
Conversion of preferred to common stock	9,557,246	96	37,411				37,507
Proceeds of initial public offering, net of costs	3,260,870	33	70,374				70,407
Conversion of warrants to common stock	16,155						—
Deferred compensation relating to issuance of stock options			3,421		(3,421)		—
Tax benefit of disqualifying dispositions			44				44
Amortization of deferred compensation relating to stock options					398		398
Net income						2,610	2,610

Balance at December 31, 2005	23,405,932	234	114,808	—	(3,210)	(24,276)	87,556
Amortization of deferred compensation relating to restricted stock					101		101
Issuance of common stock for exercise of stock options	384,827	4	1,045				1,049
Tax benefit of disqualifying dispositions			180				180
Amortization of deferred compensation relating to stock options			1,768		700		2,468
Reversal of deferred compensation related to cancelled stock options			(83)		83		—
Net income						3,565	3,565

Balance at December 30, 2006	23,790,759	$238	$117,718	$—	$(2,326)	$(20,711)	$94,919

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$3,565	$2,610	$219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,743	2,078	1,314
Loss on disposal of fixed assets	7	—	1
Amortization of deferred compensation	2,569	598	283
Changes in working capital — (use) source
Accounts receivable	(5,465)	(9,786)	(5,122)
Unbilled revenue	(537)	(650)	369
Inventory	(4,987)	(8,235)	3,751
Other assets	(1,330)	(1,051)	420
Accounts payable	3,964	4,140	12,800
Accrued expenses	3,536	842	(159)
Accrued compensation	1,225	851	1,118
Provision for contract settlement	(5,154)	(37)	(143)
Deferred revenue	(561)	(270)	(5,913)
Change in long-term liabilities	—	(67)	(67)

Net cash provided by (used in) operating activities	575	(8,977)	8,871
Cash flows from investing activities:
Purchase of property and equipment	(7,485)	(5,531)	(3,222)
Purchase of investments	(174,100)	—	—
Sales of investments	109,300	—	—

Net cash used in investing activities	(72,285)	(5,531)	(3,222)
Cash flows from financing activities:
Borrowings under revolving line of credit, net	—	—	(1,339)
Repayment of note receivable from stockholder	—	43	—
Proceeds from stock option exercises	1,049	637	266
Proceeds from initial public offering, net offering costs	—	70,407	—
Proceeds from issuance of restricted stock	—	—	301
Tax benefit of disqualifying dispositions	180	44	—
Net proceeds from sale of preferred stock	—	—	9,944

Net cash provided by financing activities	1,229	71,131	9,172

Net increase (decrease) in cash and cash equivalents	(70,481)	56,623	14,821
Cash and cash equivalents, at beginning of period	76,064	19,441	4,620

Cash and cash equivalents, at end of period	$5,583	$76,064	$19,441

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$13	$142
Cash paid for income taxes	$155	11	124

Supplemental disclosure of noncash investing and financing activities (in thousands)

During 2006, 2005 and 2004, the Company transferred $1,260, $327 and $186, respectively, of inventory to fixed assets.

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

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, inventory reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds of major financial institutions. Accordingly, its investments are subject to minimal credit and market risk. At December 30, 2006 and December 31, 2005, cash equivalents were comprised of money market funds totaling $3.8 million and $73.6 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 30, 2006, investments consisted of:

		Fair
	Cost	Market Value
	(In thousands)

Auction Rate Debt Securities	$64,800	$64,800

The Company did not hold any investments as of December 31, 2005.

As of December 30, 2006, the Company’s investments had maturity dates ranging from July 2018 to August 2045. Despite the long-term contractual maturities of the auction rate securities held at December 30, 2006, all of these securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.

Revenue Recognition

The Company derives its revenue from product sales, government research and development contracts and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of consumer robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. Through fiscal 2003, the Company recognized revenue on sales to certain distributors and retail customers upon their sale to the end-user when an allowance for future returns from the end-user could not be reasonably estimated. In fiscal 2004, the Company recognized revenue on all sales to distributors and retail customers upon delivery of product and established a related allowance for future returns based upon historical experience. As a result of this change, the Company recorded revenue of approximately $5.7 million in fiscal 2004 for products shipped prior to January 1, 2004.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of period	$117	$50	$248
Provision	121	83	(65)
Deduction(*)	(75)	(16)	(133)

Balance at end of period	$163	$117	$50

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of period	$485	$1,903	$2,369
Provision	267	251	—
Deduction(*)	(198)	(1,669)	(466)

Balance at end of period	$554	$485	$1,903

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). At December 30, 2006 and December 31, 2005, the Company had $3.6 million and $1.3 million respectively, of internal costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.6 million, $0.2 million and $0.2 million of amortization expense for the years ended December 30, 2006, December 31, 2005 and 2004, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At December 30, 2006 and December 31, 2005, the Company exceeded the insured limit by $6.1 million and $74.3 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business risk. At December 30, 2006 and December 31, 2005, 12% and 24%, respectively, of the Company’s accounts receivable were due from the federal government. At December 30, 2006, two additional customers each accounted for 17% of the Company’s account receivable balance. At December 31, 2005, two additional customers each accounted for 12% of the Company’s accounts receivable balance. For the years ended December 30, 2006, 2005, and 2004 revenue from one customer, the federal government, represented 34%, 28% and 20% of total revenue, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.7 million and $0.4 million for the fiscal years ended December 30, 2006 and December 31, 2005, respectively. As of December 30, 2006, the deferred stock-based compensation balance associated with these grants was $2.3 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.7 million, $0.7 million, $0.7 million and $0.2 million for 2007, 2008, 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), the Company recognized $1.8 million of stock-based compensation expense during the fiscal year ended December 30, 2006 for stock options granted subsequent to the initial public offering. The unamortized fair value as of December 30, 2006 associated with these grants was $9.8 million with a weighted average remaining recognition period of 1.83 years.

The fair value of each option grant for the fiscal year ended December 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
December 30, 2006

Risk-free interest rate	4.32% — 5.11%
Expected dividend yield	—
Expected life	3.5 — 6.5 years
Expected volatility	65%

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

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 30, 2006 was $12.771.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure through disclosure only. The following table illustrates the effects on net income and earnings per share for the fiscal years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands except
	per share data)

Net income as reported	$2,610	$219
Add back:
Stock-based employee compensation expense reported in net income	598	283
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(808)	(394)

Pro forma net income	$2,400	$108

Pro forma net income attributable to common stockholders	$1,428	$58

Net income per share, as reported
Basic	$0.13	$0.01
Diluted	$0.11	$0.01
Pro forma net income per share
Basic	$0.12	$0.01
Diluted	$0.10	$0.00
Number of shares used in per share calculations
Basic	12,007	9,660
Diluted	14,331	19,183

The fair value of each option grant for the fiscal years 2005 and 2004 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004

Risk-free interest rate	4.1%	3.4%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	65%	0%

The weighted average fair value of options granted during 2005 prior to and subsequent to the initial public offering date of November 9, 2005 was calculated using 0% and 65% volatility, respectively. Until the Company went public the use of the minimum value methodology was acceptable under SFAS No. 123.

Based upon the above assumptions, the weighted average fair value of each stock option granted for fiscal years 2005 and 2004 was $4.402 and $0.416, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 31, 2004	2,605,000	$1.770
Granted	1,172,475	10.811
Exercised	(442,204)	1.430
Canceled	(63,787)	4.540

Outstanding at December 31, 2005	3,271,484	$1.278
Granted	700,245	21.829
Exercised	(384,827)	2.726
Canceled	(87,192)	16.189

Outstanding at December 30, 2006	3,499,710	$8.340	6.61 years	$37.9 million

Exercisable as of December 30, 2006	1,209,115	$2.988	4.88 years	$18.5 million
Weighted average fair value of options granted during the fiscal year ended December 30, 2006		$12.771
Options available for future grant at December 30, 2006	690,629

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 30, 2006 of $18.06 and the exercise price of the underlying option.

During fiscal years 2006 and 2005, the total intrinsic value of stock options exercised was $7.0 million and $5.7 million, respectively. No amounts relating to stock-based compensation have been capitalized.

The table below summarizes activity relating to restricted stock awards:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 31, 2004	297,724	$1.804
Granted	—	—
Vested	(124,363)	$1.614
Forfeited	—	—

Outstanding at December 31, 2005	173,361	$1.941
Granted	—	—
Vested	(124,362)	$1.614
Forfeited	—	—

Outstanding at December 30, 2006	48,999	$2.770

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2006, the unamortized fair value of all restricted stock awards was $85,000. The Company expects to recognize associated stock-based compensation expense of $68,000 in 2007 and $17,000 in 2008.

The following table summarizes information about stock options outstanding at December 30, 2006:

		Options Outstanding
		Weighted Average			Options Exercisable
	Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$0.0002 - $ 0.240	383,930	0.63	years	$0.023	383,930	$0.023
0.550 - 1.870	266,685	5.07		1.156	207,858	1.327
2.330 - 2.330	599,484	6.96		2.330	278,791	2.330
2.780 - 2.780	490,396	7.57		2.780	151,125	2.780
4.600 - 4.600	145,655	8.05		4.600	29,930	4.600
4.960 - 4.960	403,550	8.16		4.960	65,700	4.960
5.660 - 16.460	492,665	7.64		13.453	29,485	12.228
17.400 - 22.200	352,850	7.52		20.572	21,796	18.733
24.000 - 33.940	352,995	7.58		25.925	40,500	25.348
34.980 - 34.980	11,500	9.07		34.980	—	—

$0.0002 - $34.980	3,499,710	6.61		$8.340	1,209,115	$2.988

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended December 30, 2006, December 31, 2005 and 2004, advertising expense totaled $14.3 million, $10.5 million and $7.8 million, respectively.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s results of operations or financial condition.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact that the adoption of FIN 48 will have on its results of operations or financial condition. The Company does not expect the adoption to have a material impact on its results of operations or financial condition.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

Inventory consists of the following at:

	December 30,	December 31,
	2006	2005
	(In thousands)

Raw materials	$1,248	$990
Work in process	311	15
Finished goods	19,331	14,898

	$20,890	$15,903

4.	Property and Equipment

Property and equipment consists of the following at:

	December 30,	December 31,
	2006	2005
	(In thousands)

Computer and equipment	$6,392	$5,333
Furniture	536	442
Machinery	1,257	892
Tooling	4,445	3,485
Leasehold improvements	1,331	777
Software purchased for internal use	3,563	1,326
Leased equipment	—	145

	17,524	12,400
Less: accumulated depreciation and amortization	6,823	5,434

	$10,701	$6,966

Depreciation and amortization expense for the years ended December 30, 2006, December 31, 2005 and 2004 was $3.7 million, $2.1 million, and $1.3 million, respectively. Accumulated amortization on leased equipment was $0.1 million at December 31, 2005.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	December 30,	December 31,
	2006	2005
	(In thousands)

Accrued warranty	$2,462	$2,031
Accrued direct fulfillment costs	2,123	—
Accrued rent	284	323
Accrued sales commissions	502	468
Accrued accounting fees	332	255
Accrued income taxes	168	174
Accrued other	1,149	233

	$7,020	$3,484

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Revolving Line of Credit

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

On May 26, 2005, the Company obtained a working capital line of credit with a bank under which the Company can borrow up to $20.0 million, including a $2.0 million sub-limit for equipment financing. Interest accrues at a variable rate based on prime or published LIBOR rates. The line expires on May 26, 2007 at which time all advances will be immediately due and payable. Borrowings are secured by substantially all of the Company’s assets other than its intellectual property. The Company is required to maintain quarterly tangible net worth thresholds based on its stockholders’ equity under the credit facility that vary by quarter based on anticipated seasonality in the business. These operating and financial covenants may restrict the Company’s ability to finance its operations, engage in business activities or expand or pursue its business strategies. At December 30, 2006, the Company was in compliance with all covenants under the credit facility. To the extent the Company is unable to satisfy these covenants in the future, the Company will need to obtain waivers to avoid being in default of the terms of this credit facility. In addition to a covenant default, other events of default under our credit facility include the filing or entry of a tax lien, attachment of funds or material judgment against the Company, or other uninsured loss of its material assets. If a default occurs, the bank may require the Company to repay all amounts then outstanding. As of December 30, 2006, the Company had no amounts outstanding and $20.0 million was available under the working capital line of credit.

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

9.	Stock Option Plan

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

In October 2001, the Company adopted the 2001 Special Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, the Board authorized the issuance of options to purchase 642,310 shares of previously authorized common stock under modified vesting requirements. The 2001 Plan is administered by a Committee of the Board of

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. Options granted to employees under the 2001 Plan may be designated as ISOs or Nonstatutory Stock Options. In 2004 and 2003, there were 571,405 and 40,000 options granted, respectively, under the 2001 Plan.

During 2004, the Company issued 25,899 and 371,685 restricted shares of common stock under the 1994 Plan and 2001 Plan, respectively, all of which were outstanding at December 31, 2004. Deferred compensation of $0.7 million was recorded in association with the issuance of these restricted shares, of which $0.1 million, $0.2 million and $0.3 million was expensed in fiscal years, 2006, 2005 and 2004, respectively. The remaining balance of $0.1 million will be expensed in 2007 through 2008. Upon termination of the stockholder’s business relationship with the Company, per the terms of the restricted stock agreements, the Company 1) shall purchase all unvested shares from the stockholder at the price paid for them and 2) may purchase all but not less than all of the stockholder’s vested shares at the greater of i) the price paid for them and ii) the product of the Fair Market Value (as defined in the 2001 Plan) at the time of repurchase and the number of vested shares to be repurchased.

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

Effective October 10, 2005, the Company terminated the 2004 Plan and adopted the 2005 Stock Option and Incentive Plan (the “2005 Plan”). Under the 2005 Plan, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of December 30, 2006, there were 690,629 shares available for future grant under the 2005 Plan.

Options granted under the 1994 Stock Option Plan, the 2001 Plan, the 2004 Plan and the 2005 Plan (the “Plans”) are subject to terms and conditions as determined by the Compensation Committee of the Board of Directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire upon the earlier of 10 years from the date of grant or 60 or 90 days from employee termination. The exercise price for each ISO grant is determined by the Board of Directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the Board considers a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of stock options granted is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), in accounting for stock options used subsequent to this date. Prior to January 1, 2006, the Company utilized the provisions of APB No. 25 and related interpretations in accounting for options granted.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Warrants

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

11.	Income Taxes

The components of income tax expense were as follows:

	2006	2005	2004
	(In thousands)

Current
Federal	$169	$129	$90
State	135	47	54

	$304	$176	$144

The components of net deferred tax assets are as follows at December 30, 2006 and December 31, 2005

	2006	2005
	(In thousands)

Deferred tax asset
Net operating loss carryforwards	$287	$4,264
Tax credits	3,212	1,336
Reserves and accruals	7,314	6,095

Total deferred tax asset	10,813	11,695
Valuation allowance	(10,813)	(11,695)

Net deferred tax asset	$—	$—

The Company has provided a full valuation allowance for the deferred tax assets since it is more likely than not that these future benefits will not be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.

At December 30, 2006, the Company had available net operating loss carryforwards for federal and state purposes of $8.0 million and $9.1 million, respectively. Approximately $7.5 million of the federal and state net operating loss carryforwards relate to deductions from stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized. The federal net operating loss carryforwards expire at various dates from 2022 through 2025. The state net operating loss carryforwards will begin to expire in 2007. The Company also had available research and development credit carryforwards to offset future federal and state taxes of $1.9 million and $1.4 million, respectively, which expire at various dates from 2012 through 2026. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation of the amount of net operating loss and tax credit carryforwards which can be utilized in future years.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2006	2005	2004
	(In thousands)

Expected federal income tax	$1,315	$947	$124
Permanent items	38	26	45
State taxes	(236)	133	(302)
Credits	(742)	(166)	(166)
Non deductible stock compensation	234	—	—
Other	6	36	57
Increase (decrease) in valuation allowance	(311)	(800)	386

	$304	$176	$144

12.	Commitments and Contingencies

Legal

The Company received a letter from the United Kingdom’s Ministry of Defence (the “Customer”) dated February 9, 2004, attempting to terminate a contract for the design, development, production and support of a number of man-portable remote control vehicles for use in explosive ordnance disposal operations. The Company entered into the contract with the Customer on May 23, 2001, and substantially completed the product design and development phase of the work. The Company received payments based upon achieving a number of contract milestones and has recognized revenue based on progress under the percentage-of-completion method of accounting. In addition to the milestone payments, the Customer advanced the Company funds to purchase long-lead inventory components in advance of the production contemplated in the contract. On July 27, 2006, the Company signed an agreement with the United Kingdom’s Ministry of Defence (MoD) Defence Procurement Agency (DPA) to supply 30 iRobot PackBot EOD robots, spare parts and support in exchange for the payments received by the Company under the contract. At December 30, 2006, all obligations, with the exception of normal warranty and support, resulting from the signing of this agreement had been satisfied.

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for 2006, 2005 and 2004 amounted to $2.1 million, $1.3 million, and $0.9 million, respectively. Future minimum rental payments under operating leases were as follows as of December 30, 2006:

Operating
Leases

2007	$1,909
2008	1,587
2009	139
2010	75
2011	—
Thereafter	—

Total minimum lease payments	$3,710

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 30, 2006 and December 31, 2005, respectively.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of period	$2,031	$1,398	$1,522
Provision	5,971	4,133	1,278
Warranty usage(*)	(5,540)	(3,500)	(1,402)

Balance at end of period	$2,462	$2,031	$1,398

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.

13.	Employee Benefits

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

The Company elected to make a matching contribution of approximately $0.7 million, $0.5 million and $0.3 million for the plan years ended December 30, 2006, December 31, 2005 and 2004 (“Plan-Year 2006,” “Plan-Year 2005” and “Plan-Year 2004”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2006, Plan-Year 2005 and Plan-Year 2004 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2006 is included in accrued compensation.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Industry Segment, Geographic Information and Significant Customers

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

The table below presents segment information about revenue, cost of revenue, gross profit and income (loss) before income taxes:

	Fiscal Year Ended
	December 30,	December 31,	December, 31
	2006	2005	2004
	(In thousands)

Revenue:
Home Robots	$112,430	$93,955	$71,333
Government & Industrial	76,525	47,945	23,231
Other	—	68	479

Total revenue	188,955	141,968	95,043

Cost of revenue:
Home Robots	68,066	58,025	48,282
Government & Industrial	51,189	36,279	19,308
Other	(35)	85	102

Total cost of revenue	119,220	94,389	67,692

Gross profit (loss):
Home Robots	44,364	35,930	23,051
Government & Industrial	25,336	11,666	3,923
Other	35	(17)	377

Total gross profit	69,735	47,579	27,351

Research and development
Other	17,025	11,601	5,504
Selling and marketing
Other	33,969	21,796	14,106
General and administrative
Other	18,703	12,072	7,298
Other income (expense), net
Other	3,831	676	(80)
Income (loss) before income taxes
Other	$3,869	$2,786	$363

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

For the fiscal years ended December 30, 2006 and December 31, 2005, sales to non-U.S. customers accounted for 11.0% and 9.9% of total revenue, respectively. For the year ended December 30, 2006, no one country accounted for more than 10% of total revenue.

Significant Customers

For the fiscal years ended December 30, 2006 and December 31, 2005, U.S. federal government orders, contracts and subcontracts accounted for 34.4% and 28.3% of total revenue, respectively.

15.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 31,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenue	$17,132	$25,886	$52,458	$46,492	$38,209	$34,561	$55,047	$61,138
Gross profit	4,167	6,311	20,707	16,394	12,193	11,777	22,983	22,782
Net income (loss)	(4,101)	(3,056)	9,752	15	(2,917)	(1,777)	10,042	(1,783)
Diluted earnings (loss) per share	$(0.42)	$(0.30)	$0.40	$0.00	$(0.12)	$(0.08)	$0.39	$(0.08)

16.  Subsequent Event

On February 22, 2007, the Company and Boston Properties Limited Partnership entered into a Lease Agreement for the Company’s new corporate headquarters. The lease is for 157,776 square feet space located at 4-18 Crosby Drive, Bedford, Massachusetts and shall commence, subject to certain conditions, on May 1, 2008. The term of the lease is 144 months with a base rent of $2.0 million per year, which shall increase to $2.1 million per year beginning in the third year of Lease Agreement. Pursuant to the Lease Agreement, the Company has rights to renew the Lease Agreement. Under the terms of the Lease Agreement, the Company is required to provide a security deposit of $2.0 million, subject to reduction commencing March 1, 2010 upon the occurrence of certain conditions, and will be required to pay its pro rata share of any building operating expenses and real estate taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 30, 2006, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on the specified criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Colin Angle, Chief Executive Officer; Helen Greiner, Chairman; Dr. Rodney Brooks, Chief Technology Officer; Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer; and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 30, 2006 and December 31, 2005

Consolidated Statements of Operations for the Years ended December 30, 2006, December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 30, 2006, December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years ended December 30, 2006, December 31, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s 2006 Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.4†*	Registrant’s Senior Executive Incentive Compensation Plan
10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder

Exhibit
Number		Description

10	.6†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.7†(1)	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder
10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.9		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.10(1)	Loan and Security Agreement between the Registrant and Fleet National Bank, dated as of May 26, 2005
10	.11†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, dated as of March 16, 2006 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.12†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.14†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.15†(1)	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.16(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.17(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.18†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.19#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.20†(1)	Non-Employee Directors’ Deferred Compensation Program
10	.21†*	Separation Agreement between the Registrant and Gregory F. White, dated as of January 23, 2007
10	.22*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle
Chief Executive Officer and Director

Date: March 2, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on March 2, 2007.

Signature	Title(s)

/s/ Helen Greiner Helen Greiner	Chairman of the Board

/s/ Colin M. Angle Colin M. Angle	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Geoffrey P. Clear Geoffrey P. Clear	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Gerald C. Kent, Jr. Gerald C. Kent, Jr.	Vice President and Controller (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

Signature	Title(s)

/s/ Andrea Geisser Andrea Geisser	Director

/s/ George C. McNamee George C. McNamee	Director

/s/ Peter Meekin Peter Meekin	Director

/s/ Paul J. Kern Paul J. Kern	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s 2006 Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.4†*	Registrant’s Senior Executive Incentive Compensation Plan
10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.6†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.7†(1)	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder
10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.9		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.10(1)	Loan and Security Agreement between the Registrant and Fleet National Bank, dated as of May 26, 2005
10	.11†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, dated as of March 16, 2006 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.12†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.14†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.15†(1)	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.16(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.17(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.18†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.19#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.20†(1)	Non-Employee Directors’ Deferred Compensation Program
10	.21†*	Separation Agreement between the Registrant and Gregory F. White, dated as of January 23, 2007
10	.22*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)

Exhibit
Number		Description

31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith