Form 10-Q
period 2007-03-31
IROBOT CORP
filed 2007-05-07
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Yes ☐   No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2007 was 24,195,561.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2007
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	March 31,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,397	$5,583
Short-term investments	60,400	64,800
Accounts receivable, net of allowance of $163 and $163 at March 31, 2007 and December 30, 2006, respectively	16,237	28,510
Unbilled revenue	1,543	1,961
Inventory, net	16,199	20,890
Other current assets	1,833	2,863

Total current assets	105,609	124,607
Property and equipment, net	11,258	10,701

Total assets	$116,867	$135,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,815	$27,685
Accrued expenses	5,113	7,020
Accrued compensation	4,545	5,227
Deferred revenue	526	457

Total current liabilities	27,999	40,389

Commitments and contingencies (Note 8):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at March 31, 2007 and December 30, 2006	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,181 and 23,791 issued and outstanding at March 31, 2007 and December 30, 2006, respectively	242	238
Additional paid-in capital	116,596	117,718
Deferred compensation	(1,758)	(2,326)
Accumulated deficit	(26,212)	(20,711)

Total stockholders’ equity	88,868	94,919

Total liabilities and stockholders’ equity	$116,867	$135,308

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Revenue:
Product revenue	$34,121	$33,356
Contract revenue	5,366	4,853

Total revenue	39,487	38,209

Cost of revenue:
Cost of product revenue (1)	23,486	22,467
Cost of contract revenue (1)	4,884	3,549

Total cost of revenue	28,370	26,016

Gross profit	11,117	12,193
Operating expenses:
Research and development (1)	4,156	2,783
Selling and marketing (1)	8,049	8,816
General and administrative (1)	5,327	4,417

Total operating expenses	17,532	16,016

Operating Loss	(6,415)	(3,823)
Other income, net	931	920

Loss before income taxes	(5,484)	(2,903)
Income tax expense	17	14

Net loss	$(5,501)	$(2,917)

Net loss per share
Basic and diluted	$(0.23)	$(0.12)
Number of shares used in per share calculations
Basic and diluted	23,902	23,375

(1)	Total stock-based compensation recorded in the three months ended March 31, 2007 and April 1, 2006 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006

Cost of product revenue	$120	$55
Cost of contract revenue	77	54
Research and development	(9)	91
Selling and marketing	157	32
General and administrative	312	255

Total stock-based compensation	$657	$487

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,501)	$(2,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,206	922
Loss on disposal of fixed assets	35	—
Stock-based compensation	657	487
Non-cash director deferred compensation	28	—
Changes in working capital — (use) source
Accounts receivable	12,273	12,106
Unbilled revenue	418	(102)
Inventory	4,691	(771)
Other assets	1,030	132
Accounts payable	(9,870)	(1,806)
Accrued expenses	(1,907)	(86)
Accrued compensation	(682)	(534)
Provision for contract settlement	—	(39)
Deferred revenue	69	(503)

Net cash provided by operating activities	2,447	6,889

Cash flows from investing activities:
Purchase of property and equipment	(1,798)	(1,000)
Purchases of investments	(15,400)	(80,175)
Sales of investments	19,800	10,050

Net cash provided by (used in) investing activities	2,602	(71,125)

Cash flows from financing activities:
Income tax withholding payment associated with stock option exercise	(1,588)	—
Proceeds from stock option exercises	353	65
Tax benefit of disqualifying dispositions	—	38

Net cash provided by (used in) financing activities	(1,235)	103

Net increase (decrease) in cash and cash equivalents	3,814	(64,133)
Cash and cash equivalents, at beginning of period	5,583	76,064

Cash and cash equivalents, at end of period	$9,397	$11,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$9
Cash paid for income taxes	98	156
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the three months ended March 31, 2007 and April 1, 2006, the Company transferred $338 and $141, respectively, of inventory to fixed assets.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States.
     The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the SEC on March 2, 2007.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of March 31, 2007 and results of operations and cash flows for the periods ended March 31, 2007 and April 1, 2006 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
     Use of Estimates
     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, inventory reserves, valuation of investments, assumptions used in valuing stock-based compensation instruments and income taxes. The Company bases these estimates on historical and anticipated results, and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
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
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
     Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. Costs and estimated gross profits on contracts are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for the equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), the Company establishes the fair value of each option grant using the Black-Scholes option-pricing model. Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data upon the adoption of SFAS No. 123(R) for purposes of establishing an expected volatility assumption for use in applying the Black-Scholes option-pricing model. Consequently, the Company performed an analysis of several peer companies with similar expected option lives to develop an expected volatility assumption of 65% which was utilized for establishing the fair value of all options granted during fiscal 2006.
     During the three month period ended March 31, 2007, the Company updated its volatility assumption utilizing a methodology consistent with that described above that included a blend of company specific data since its initial public offering and data from the above-mentioned peer companies for a period covering the expected option lives. Based upon this analysis, the Company established a volatility rate of 55% for use in calculating the fair value of option grants in the three month period ended March 31, 2007. This reduction in the volatility rate assumption had

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
the result of establishing lower fair values and, consequently, lower stock-based compensation expense in the current and future periods, for options granted in the three months ended March 31, 2007.
     Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company assumed a forfeiture rate of 5% for all stock options granted subsequent to its initial public offering with the exception of those issued to executives and directors for which a zero forfeiture rate had been assumed. These rates were in effect for all of fiscal 2006. Effective the beginning of fiscal 2007, the Company established a 2.5% forfeiture rate for executives and directors. In the future, the Company will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands, except
	per share data)
Net loss	$(5,501)	$(2,917)

Diluted weighted average shares outstanding	23,902	23,375

Basic and diluted loss per share	$(0.23)	$(0.12)
     Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 beginning December 31, 2006 and the impact of adoption on its opening balance of retained earnings is zero. As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits. No unrecognized tax benefits were recorded in the three months ended March 31, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of December 31, 2006 or March 31, 2007.
     The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s United States federal income tax returns for tax years after 1998 are subject to examination by the Internal Revenue Service. The Company’s principal state income tax returns for tax years after 2002 are subject to examination by the state tax authorities.
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
     The Company monitors the realization of its deferred tax assets based on changes in circumstances, such as recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in the future it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance that relates to stock compensation.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company’s comprehensive income is equal to the Company’s net income for all periods presented.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
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
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2007, investments consisted of:

	March 31, 2007		December 30, 2006
		Fair		Fair
	Cost	Market Value	Cost	Market Value
(In thousands)
Auction Rate Debt Securities	$60,400	$60,400	$64,800	$64,800
As of March 31, 2007, the Company’s investments had maturity dates ranging from November 2027 to December 2045. Despite the long-term contractual maturities of the auction rate securities held at March 31, 2007, all of these securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
5. Inventory
     Inventory consists of the following at:

	March 31,	December 30,
	2007	2006
	(In thousands)
Raw materials	$1,445	$1,248
Work in process	113	311
Finished goods	14,641	19,331

	$16,199	$20,890

6. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of March 31, 2007, there were 1,868,732 shares available for future grant under the 2005 Plan.
     Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire 7 or 10 years from the date of grant or, if earlier, 60 or 90 days from employee termination. Prior to the Company’s initial public offering, the exercise price for each incentive stock option was determined by the board of directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the board of directors considered a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering, the exercise price of incentive stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
7. Accrued Expenses
     Accrued expenses consist of the following at:

	March 31,	December 30,
	2007	2006
	(In thousands)
Accrued warranty	$2,497	$2,462
Accrued direct fulfillment costs	630	2,123
Accrued rent	266	284
Accrued sales commissions	326	502
Accrued accounting fees	340	332
Accrued income taxes	78	168
Accrued other	976	1,149

	$5,113	$7,020

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
8. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended March 31, 2007 and April 1, 2006 amounted to $0.4 million and $0.5 million, respectively. Future minimum rental payments under operating leases were as follows as of March 31, 2007:

Operating
Leases
(In thousands)
Remainder of 2007	$1,390
2008	2,889
2009	2,147
2010	2,084
2011	2,061
Thereafter	17,395

Total minimum lease payments	$27,966

     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007 and December 30, 2006, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Balance at beginning of period	$2,462	$2,031
Provision	1,984	1,316
Warranty usage(*)	(1,949)	(1,337)

Balance at end of period	$2,497	$2,010

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
9. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division.
     The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Home Robots
     The Company’s home robots business offers products through a network of retail businesses throughout the United States and to certain countries through international distributors. The Company’s home robots division includes mobile robots used in the maintenance of domestic households sold primarily to retail outlets.
     Government and Industrial
     The Company’s government and industrial division offers products through a small sales force primarily focused on the U.S. government, while products are sold to a limited number of countries other than the United States through international distribution. The Company’s government and industrial products are robots used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions. The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Revenue:
Home Robots	$19,441	$23,209
Government & Industrial	20,046	15,000

Total revenue	39,487	38,209

Cost of revenue:
Home Robots	13,564	15,253
Government & Industrial	14,806	10,763

Total cost of revenue	28,370	26,016

Gross profit:
Home Robots	5,877	7,956
Government & Industrial	5,240	4,237

Total gross profit	11,117	12,193

Research and development
Other	4,156	2,783
Selling and marketing
Other	8,049	8,816
General and administrative
Other	5,327	4,417
Other income, net
Other	931	920
Loss before income taxes
Other	$(5,484)	$(2,903)

     Geographic Information
     For the three months ended March 31, 2007 and April 1, 2006, sales to non-U.S. customers accounted for 6.1% and 7.1% of total revenue, respectively.
     Significant Customers
     For the three months ended March 31, 2007 and April 1, 2006, U.S. federal government orders, contracts and subcontracts accounted for 46.5% and 36.1% of total revenue, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2006, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2006, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of March 31, 2007, we had 387 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, thereby reducing the time, cost and risk of product development. We believe that our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; valuation allowances (specifically sales returns and other allowances); assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Revenue
Product revenue	86.4%	87.3%
Contract revenue	13.6	12.7

Total revenue	100.0	100.0

Cost of Revenue
Cost of product revenue	59.5	58.8
Cost of contract revenue	12.3	9.3

Total cost of revenue	71.8	68.1

Gross profit	28.2	31.9
Operating Expenses
Research and development	10.5	7.3
Selling and marketing	20.4	23.1
General and administrative	13.5	11.5

Total operating expenses	44.4	41.9

Operating Income	(16.2)	(10.0)
Other income, net	2.3	2.4

Loss before income taxes	(13.9)	(7.6)
Income tax expense	0.0	0.0

Net Loss	(13.9)%	(7.6)%

Comparison of Three Months Ended March 31, 2007 and April 1, 2006
Revenue

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total revenue	$39,487	$38,209	$1,278	3.3%
     Total revenue for the three months ended March 31, 2007 increased to $39.5 million, or 3.3%, compared to $38.2 million for the three months ended April 1, 2006. Revenue decreased approximately $3.8 million, or 16.2%, in our home robots business and increased approximately $5.0 million, or 33.6%, in our government and industrial business.
     The $3.8 million decrease in revenue from our home robots division was driven by a 19.7% decrease in net average selling prices that was primarily due to lower sales of our Scooba floor washing robot, which have higher average selling prices than our Roomba floor vacuuming robot, for the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. Total home floor care robots shipped in the three months ended March 31, 2007 was approximately 129,000 units compared to approximately 129,000 units in the three months ended April 1, 2006. The $5.0 million increase in revenue from our government and industrial business for the three months ended March 31, 2007 as compared to three months ended April 1, 2006 was due to a 36.6% increase in unit shipments of our military robots combined with a 3.5% increase in associated net average selling prices and a 10.9% increase in recurring contract development revenue generated under funded research and development contracts. Also included in this $5.0 million growth was an increase of approximately $1.1 million in product life cycle revenue (robot spares) as compared to $1.9 million of product life cycle revenue in the three months ended April 1, 2006. Total military robot units shipped in the three months ended March 31, 2007 was 97 compared to 71 in the three months ended April 1, 2006.
Cost of Revenue

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total cost of revenue	$28,370	$26,016	$2,354	9.0%
As a percentage of total revenue	71.8%	68.1%
     Total cost of revenue increased to $28.4 million in the three months ended March 31, 2007, compared to $26.0 million in the three months ended April 1, 2006. The increase is due to the higher costs associated with the 36.6% increase in unit sales of our government and industrial robots and the 10.9% increase in recurring contract revenues generated under funded research and development contracts, offset by a 25.5% reduction in the average unit costs of home robots and an 8.9% reduction in the average unit costs of government and industrial robots.
     The home robots division cost of revenue increased as a percent of revenue by 4.1 percentage points in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. This increase was attributable to the 19.7% decrease in average selling prices offset by the above-mentioned decrease in average unit costs, both of which are a result of a shift in the product mix of the home floor care robots that we sold. In particular, we shipped significantly more Roomba floor vacuuming robots, which have lower per unit selling prices and costs than our Scooba floor washing robots, in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. Other factors contributing to the increase in cost of revenue as a percent of revenue were higher warranty and overhead costs.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 2.1 percentage points in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. This increase was due to higher overhead costs associated with an expanded infrastructure to support our growth and achieve operational scale as well as higher warranty costs offset by the combined effect of the 3.5% increase in average selling prices and the above mentioned reductions in average unit costs.
Gross Profit

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollar in thousands)

Total gross profit	$11,117	$12,193	$(1,076)	(8.8%)
As a percentage of total revenue	28.2%	31.9%
     Gross profit decreased 8.8% to $11.1 million in the three months ended March 31, 2007, from $12.2 million in the three months ended April 1, 2006. Gross profit as a percentage of revenue decreased to 28.2% in the three months ended March 31, 2007 from 31.9% of revenue in the three months ended April 1, 2006. This decrease in gross profit as a percentage of total revenue was the result of the home robots division gross profit decreasing 4.1 percentage points and the government and industrial division decreasing 2.1 percentage points, each compared to the three months ended April 1, 2006. Additionally, the home robots division, which carries a higher overall gross profit percentage than the government and industrial division accounted for 52.9% of total gross profit in the three months ended March 31, 2007 as compared to 65.3% in the three months ended April 1, 2006.
Research and Development

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total research and development expense	$4,156	$2,783	$1,373	49.3%
As a percentage of total revenue	10.5%	7.3%
     Research and development expenses increased by $1.4 million, or 49.3%, to $4.2 million (10.5% of revenue) in the three months ended March 31, 2007, from $2.8 million (7.3% of revenue) for the three months ended April 1, 2006. The increase in research and development expenses is primarily due to an increase of $0.5 million in compensation and benefit related expenses attributed to increased headcount. Consulting and related material costs associated with internal research projects increased by $0.3 million and $0.4 million, respectively.
     In 2007, we intend to continue to invest in research and development to respond to and anticipate customer needs and we expect quarterly spending to approximate the levels we experienced in the three months ended March 31, 2007. Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect research and development expenses to be approximately 7% of revenue as compared to the 10.5% we experienced in the three months ended March 31, 2007.
     Overall research and development headcount increased to 107 at March 31, 2007 compared to 82 as of April 1, 2006, an increase of 25 employees or 30%.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three months ended March 31, 2007, these expenses amounted to $4.9 million compared to $3.5 million for the three months ended April 1, 2006. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
Selling and Marketing

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total selling and marketing expense	$8,049	$8,816	$(767)	(8.7%)
As a percentage of total revenue	20.4%	23.1%
     Selling and marketing expenses decreased by $0.8 million, or 8.7%, to $8.0 million (20.4% of revenue) in the three months ended March 31, 2007 from $8.8 million (23.1% of revenue) in the three months ended April 1, 2006. The decrease in selling and marketing expense was primarily driven by a decrease of $2.5 million in direct marketing and television media and production costs in the home robot division as compared to the three months ended April 1, 2006. These decreases were partially offset by a $1.2 million increase in costs attributed to growth in our direct business. Government and industrial division expenses for the three months ended March 31, 2007 increased $0.6 million from the comparable quarter last year due primarily to an increase in compensation and benefits as well as travel related expenses associated with increased sales headcount.
     For the full fiscal year 2007, we expect selling and marketing expenses to be approximately 19% of revenue.
     Overall selling and marketing headcount increased to 29 at March 31, 2007 compared to 23 as of April 1, 2006, an increase of 6 employees or 26% growth.
General and Administrative

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total general and administrative expense	$5,327	$4,417	$910	20.6%
As a percentage of total revenue	13.5%	11.5%
     General and administrative expenses increased by $0.9 million, or 20.6%, to $5.3 million (13.5% of revenue) in the three months ended March 31, 2007 from $4.4 million (11.5% of revenue) in the three months ended April 1, 2006. The increase in general and administrative expenses was primarily driven by an increase of $0.7 million in compensation, benefits and depreciation expenses due to increased headcount over the comparable period. Also included in the $0.9 million increase was $0.2 million of legal expenses associated with our strategic alliances and intellectual property procurement.
     Given the seasonality of our business and the impact on quarterly revenues, general and administrative expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect general and administrative expenses to be approximately 10% of revenue as compared to the 13.5% of revenue we experienced in the three months ended March 31, 2007.
     Overall general and administrative headcount increased to 74 at March 31, 2007 compared to 60 as of April 1, 2006, an increase of 14 employees or 23% growth.
Other Income, Net

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total other income, net	$931	$920	$11	1.2%
As a percentage of total revenue	2.3%	2.4%
     Other income, net amounted to $0.9 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended April 1, 2006. Other income, net was directly related to $0.9 million of interest income resulting from the investment of the net proceeds from our initial public offering, which closed on November 15, 2005.
Income Tax Provision

	Three Months Ended
	March 31,	April 1,	Dollar	Percent
	2007	2006	Change	Change
	(Dollars in thousands)

Total income tax provision	$17	$14	$3	21.4%
As a percentage of total revenue	0.0%	0.0%
     The provision for income taxes for the three months ended March 31, 2007 and April 1, 2006 consists solely of state taxes.

Liquidity and Capital Resources
     At March 31, 2007 our principal sources of liquidity were cash and cash equivalents totaling $9.4 million, short-term investments of $60.4 million, and accounts receivable of $16.2 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting commissions, professional fees and other expenses associated with the offering.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the three month periods ended March 31, 2007 and April 1, 2006, we spent $1.8 million and $1.0 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a break even or net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year.
     Discussion of Cash Flows
     Net cash provided by our operating activities in the three months ended March 31, 2007 was $2.4 million compared to net cash provided by operating activities of $6.9 million in the three months ended April 1, 2006. The cash provided by our operating activities in the three months ended March 31, 2007 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $12.7 million, a decrease in inventory of $4.7 million, and a decrease in other assets of $1.0 million, offset by a net loss of $5.5 million and a net decrease in liabilities of $12.4 million. In addition, in the three months ended March 31, 2007, we had depreciation and amortization of approximately $1.2 million and stock-based compensation of $0.7 million, both of which are non-cash expenses. The cash provided by our operating activities in the three months ended April 1, 2006 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $12.0 million and a decrease in other assets of $0.1 million, partially offset by a net loss of $2.9 million and a decrease in total liabilities of approximately $3.0 million. In addition, in the three months ended April 1, 2006, we had $0.9 million of depreciation expense and approximately $0.5 million in stock-based compensation, both of which are non-cash expenses.
     Net cash provided by our investing activities was $2.6 million in the three months ended March 31, 2007 compared to net cash used by our investing activities of $71.1 million in the three months ended April 1, 2006. Investing activities in the three months ended March 31, 2007 represent the sale of short-term investments of $19.8 million, offset by the purchase of short-term investments of $15.4 million and the purchase of capital equipment of $1.8 million. Investing activities in the three months ended April 1, 2006 represent the purchase of short-term investments of $80.2 million and the purchase of capital equipment of $1.0 million, offset by the sale of short-term investments of $10.1 million.
     Net cash used by our financing activities was approximately $1.2 million in the three months ended March 31, 2007 compared to net cash provided by our financing activities of $0.1 million in the three months ended April 1, 2006. Included in the financing activities for the three months ended March 31, 2007 was a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $0.4 million of proceeds from the exercise of stock options.
     The majority of our long-lived assets for the three months ended March 31, 2007 and April 1, 2006 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba and Scooba product lines in China.

Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. We do anticipate making significant capital commitments in the next twelve months for expenditures associated with the planned move to our new corporate headquarters on or about May 1, 2008. These expenditures will be jointly funded by the landlord for this site and by the Company. Other than this project, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of March 31, 2007:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$1,779	$5,179	$4,135	$16,873	$27,966
Minimum contractual payments	875	1,750	875	—	3,500

Total	$2,654	$6,929	$5,010	$16,873	$31,466

Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At March 31, 2007, we had unrestricted cash and cash equivalents of $9.4 million and short-term investments of $60.4 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2007, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At March 31, 2007, there were no amounts outstanding under our working capital line of credit.
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

Part II. Other Information
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
The following table sets forth the repurchases of our equity securities during the three months ended March 31, 2007 by or on behalf of us or any affiliated purchaser:

	(a) Total number of	(b) Average Price
	Shares (or Units)	Paid per Share (or
Period(1)	Purchased	Unit)
Fiscal month beginning February 25, 2007 and ended March 31, 2007	110,396 (2)	$14.39 (3)

Total	110,396 (2)	$14.39 (3)

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the three months ended March 31, 2007.

(2)	On March 6, 2007, the compensation committee authorized the Company to withhold 110,396 shares of our common stock to satisfy the minimum tax withholding obligation in connection with the exercise of a non-qualified stock option for 347,710 shares of our common stock.

(3)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on March 6, 2007.
Item 5. Other Information
     Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

iROBOT CORPORATION
Date: May 7, 2007	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002