Form 10-Q
period 2007-06-30
IROBOT CORP
filed 2007-08-01
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2007 was 24,333,769.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED June 30, 2007
INDEX

		Page
	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 30, 2006	2
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006 (unaudited)	3
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and July 1, 2006 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

	PART II: OTHER INFORMATION

Item 1A.	Risk Factors	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	Signatures	25
	Exhibit Index	26
Ex-10.1 Credit Agreement, Bank of America, dated June 5, 2007
Ex-10.2 Master Loan & Security Agreement, dated June 13, 2007
Ex-10.3 Manufacturing Agreement, Kin Yat Industrial, dated March 23, 2007
Ex-10.4 Amended & Restated 2004 Stock Option and Incentive Plan
Ex-10.5 Form of Deferred Stock Award Agreement
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certifications of CEO and CFO pursuant to Section 906
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	June 30,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,261	$5,583
Short-term investments	60,000	64,800
Accounts receivable, net of allowance of $65 and $163 at June 30, 2007 and December 30, 2006, respectively	17,679	28,510
Unbilled revenue	1,489	1,961
Inventory, net	22,008	20,890
Other current assets	1,980	2,863

Total current assets	113,417	124,607
Property and equipment, net	12,128	10,701

Total assets	$125,545	$135,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,106	$27,685
Accrued expenses	4,999	7,020
Accrued compensation	5,513	5,227
Deferred revenue	1,914	457

Total current liabilities	39,532	40,389

Commitments and contingencies (Note 8):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at June 30, 2007 and December 30, 2006	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,321 and 23,791 issued and outstanding at June 30, 2007 and December 30, 2006, respectively	243	238
Additional paid-in capital	117,786	117,718
Deferred compensation	(1,028)	(2,326)
Accumulated deficit	(30,988)	(20,711)

Total stockholders’ equity	86,013	94,919

Total liabilities and stockholders’ equity	$125,545	$135,308

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue:
Product revenue	$41,361	$29,594	$75,482	$62,950
Contract revenue	5,653	4,967	11,019	9,820

Total revenue	47,014	34,561	86,501	72,770

Cost of revenue:
Cost of product revenue (1)	27,238	18,833	50,724	41,300
Cost of contract revenue (1)	4,552	3,951	9,436	7,500

Total cost of revenue	31,790	22,784	60,160	48,800

Gross profit	15,224	11,777	26,341	23,970
Operating expenses:
Research and development (1)	4,179	3,818	8,335	6,601
Selling and marketing (1)	10,944	5,669	18,993	14,485
General and administrative (1)	5,752	4,994	11,079	9,411

Total operating expenses	20,875	14,481	38,407	30,497

Operating Loss	(5,651)	(2,704)	(12,066)	(6,527)
Other income, net	887	949	1,818	1,869

Loss before income taxes	(4,764)	(1,755)	(10,248)	(4,658)
Income tax expense	12	22	29	36

Net loss	$(4,776)	$(1,777)	$(10,277)	$(4,694)

Net loss per share
Basic and diluted	$(0.20)	$(0.08)	$(0.43)	$(0.20)
Number of shares used in per share calculations
Basic and diluted	24,226	23,431	24,064	23,403

(1)	Total stock-based compensation recorded in the three and six months ended June 30, 2007 and July 1, 2006 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Cost of product revenue	$239	$68	$359	$123
Cost of contract revenue	134	57	211	111
Research and development	127	89	118	180
Selling and marketing	450	74	607	106
General and administrative	578	263	890	518

Total stock-based compensation	$1,528	$551	$2,185	$1,038

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,277)	$(4,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,459	1,844
Loss on disposal of fixed assets	35	—
Stock-based compensation	2,185	1,038
Non-cash director deferred compensation	55	—
Changes in working capital — (use) source
Accounts receivable	10,831	14,936
Unbilled revenue	472	210
Inventory	(1,118)	(940)
Other assets	883	264
Accounts payable	(579)	(13,481)
Accrued expenses	(2,021)	860
Accrued compensation	286	466
Provision for contract settlement	—	(58)
Deferred revenue	1,457	573

Net cash provided by operating activities	4,668	1,018

Cash flows from investing activities:
Purchase of property and equipment	(3,921)	(2,211)
Purchases of investments	(22,000)	(92,200)
Sales of investments	26,800	24,800

Net cash provided by (used in) investing activities	879	(69,611)

Cash flows from financing activities:
Income tax withholding payment associated with stock option exercise	(1,588)	—
Proceeds from stock option exercises	719	223
Tax benefit of disqualifying dispositions	—	38

Net cash provided by (used in) financing activities	(869)	261

Net increase (decrease) in cash and cash equivalents	4,678	(68,332)
Cash and cash equivalents, at beginning of period	5,583	76,064

Cash and cash equivalents, at end of period	$10,261	$7,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10
Cash paid for income taxes	112	163
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the six months ended June 30, 2007 and July 1, 2006, the Company transferred $481 and $459, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and July 1, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the SEC on March 2, 2007.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of June 30, 2007 and results of operations and cash flows for the periods ended June 30, 2007 and July 1, 2006 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
     Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. Costs and estimated gross profits on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     During the three month period ended March 31, 2007, the Company updated its volatility assumption utilizing a methodology consistent with that described above that included a blend of company specific data since its initial public offering and data from the above-mentioned peer companies for a period covering the expected option lives. Based upon this analysis, the Company established a volatility rate of 55% for use in calculating the fair value of option grants in the six month period ended June 30, 2007. This reduction in the volatility rate assumption had the result of establishing lower fair values and, consequently, lower stock-based compensation expense in the current and future periods, for options granted in the six months ended June 30, 2007.
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
     In a recent review of its stock-based compensation accounting methodology, the Company determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense was required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company incorrectly valued 259,700 stock options that were granted between the date that it filed its initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date it became a public company (November 8, 2005). The Company believes, in accordance with APB 28, paragraph 29, that this adjustment will not be material to its estimated full year results for 2007. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods. This cumulative adjustment is included in the gross profit and operating expenses for the three and six month periods ended June 30, 2007.
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net loss	$(4,776)	$(1,777)	$(10,277)	$(4,694)

Diluted weighted average shares outstanding	24,226	23,431	24,064	23,403

Basic and diluted loss per share	$(0.20)	$(0.08)	$(0.43)	$(0.20)

     Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 beginning December 31, 2006 and the impact of adoption on its opening balance of retained earnings was zero. As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits and no unrecognized tax benefits were recorded in the six months ended June 30, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of December 31, 2006 or June 30, 2007.
     The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s United States federal income tax returns for tax years after 1998 are subject to examination by the Internal Revenue Service. The Company’s principal state income tax returns for tax years after 2002 are subject to examination by the state tax authorities.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
     The Company monitors the realization of its deferred tax assets based on changes in circumstances, such as recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company generates taxable income through profitable operations in the future it may be required to recognize these deferred tax assets in the near term through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance that relates to stock compensation windfall tax benefits.
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
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2007, investments consisted of:

	June 30, 2007		December 30, 2006
		Fair		Fair
	Cost	Market Value	Cost	Market Value
(In thousands)
Auction Rate Debt Securities	$60,000	$60,000	$64,800	$64,800
As of June 30, 2007, the Company’s investments had maturity dates ranging from November 2027 to August 2045. Despite the long-term contractual maturities of the auction rate securities held at June 30, 2007, all of these

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
securities are available for immediate sale and it is the Company’s intention to liquidate these securities within one year.
5. Inventory
     Inventory consists of the following at:

	June 30,	December 30,
	2007	2006
	(In thousands)
Raw materials	$1,839	$1,248
Work in process	570	311
Finished goods	19,599	19,331

	$22,008	$20,890

6. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of June 30, 2007, there were 1,346,509 shares available for future grant under the 2005 Plan.
     Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from 0 to 5 years, and expire 7 or 10 years from the date of grant or, if earlier, 60 or 90 days from employee termination. Prior to the Company’s initial public offering, the exercise price for each incentive stock option was determined by the board of directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination at the time of each such grant, the board of directors considered a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance, the Company’s future prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering the exercise price of incentive stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
7. Accrued Expenses
     Accrued expenses consist of the following at:

	June 30,	December 30,
	2007	2006
	(In thousands)
Accrued warranty	$2,421	$2,462
Accrued direct fulfillment costs	640	2,123
Accrued rent	247	284
Accrued sales commissions	254	502
Accrued accounting fees	437	332
Accrued income taxes	74	168
Accrued other	926	1,149

	$4,999	$7,020

8. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended June 30, 2007 and July 1, 2006 amounted to $0.5 million and $0.5 million, respectively, and for the six months ended June 30, 2007 and July 1, 2006 amounted to $1.0 million and $1.0 million, respectively. Future minimum rental payments under operating leases were as follows as of June 30, 2007:

Operating
Leases
(In thousands)
Remainder of 2007	$909
2008	2,933
2009	2,191
2010	2,131
2011	2,112
Thereafter	17,420

Total minimum lease payments	$27,696

     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007 and December 30, 2006, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$2,497	$2,010	$2,462	$2,031
Provision	1,407	1,060	3,391	2,376
Warranty usage(*)	(1,483)	(1,313)	(3,432)	(2,650)

Balance at end of period	$2,421	$1,757	$2,421	$1,757

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Home Robots	$17,197	$16,738	$36,638	$39,947
Government & Industrial	29,817	17,823	49,863	32,823

Total revenue	47,014	34,561	86,501	72,770

Cost of revenue:
Home Robots	11,805	10,748	25,369	26,001
Government & Industrial	19,985	12,036	34,791	22,799

Total cost of revenue	31,790	22,784	60,160	48,800

Gross profit:
Home Robots	5,392	5,990	11,269	13,946
Government & Industrial	9,832	5,787	15,072	10,024

Total gross profit	15,224	11,777	26,341	23,970

Research and development
Other	4,179	3,818	8,335	6,601
Selling and marketing
Other	10,944	5,669	18,993	14,485
General and administrative
Other	5,752	4,994	11,079	9,411
Other income, net
Other	887	949	1,818	1,869
Loss before income taxes
Other	$(4,764)	$(1,755)	$(10,248)	$(4,658)

     Geographic Information
     For the three months ended June 30, 2007 and July 1, 2006, sales to non-U.S. customers accounted for 16.6% and 10.8% of total revenue, respectively, and for the six months ended June 30, 2007 and July 1, 2006, sales to non-U.S. customers accounted for 11.8% and 8.9% of total revenue, respectively.
     Significant Customers
     For the three months ended June 30, 2007 and July 1, 2006, U.S. federal government orders, contracts and subcontracts accounted for 50.8% and 48.1% of total revenue, respectively, and for the six months ended June 30, 2007 and July 1, 2006, U.S. federal government orders, contracts and subcontracts accounted for 48.7% and 41.8% of total revenue, respectively.

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
Overview
     iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming, Scooba floor washing and Verro pool cleaning robots perform time- consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s Future Combat Systems program and, in conjunction with Deere & Company, the R-Gator unmanned ground vehicle. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of June 30, 2007, we had 409 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, thereby reducing the time, cost and risk of product development. We believe that our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
     In a recent review of our stock-based compensation accounting methodology, we determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense was required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, we incorrectly valued 259,700 stock options that were granted between the date that we filed our initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date we became a public company (November 8, 2005). We believe, in accordance with APB 28, paragraph 29, that this adjustment will not be material to our estimated full year results for 2007. In addition, we do not believe the adjustment is material to the amounts reported by us in previous periods. This cumulative adjustment is included in the gross profit and operating expenses for the three and six month periods ended June 30, 2007.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue
Product revenue	88.0%	85.6%	87.3%	86.5%
Contract revenue	12.0	14.4	12.7	13.5

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	57.9	54.5	58.6	56.8
Cost of contract revenue	9.7	11.4	10.9	10.3

Total cost of revenue	67.6	65.9	69.5	67.1

Gross profit	32.4	34.1	30.5	32.9
Operating Expenses
Research and development	8.9	11.0	9.6	9.1
Selling and marketing	23.3	16.4	22.0	19.9
General and administrative	12.2	14.5	12.8	12.9

Total operating expenses	44.4	41.9	44.4	41.9

Operating loss	(12.0)	(7.8)	(13.9)	(9.0)
Other income, net	1.9	2.8	2.1	2.6

Loss before income taxes	(10.1)	(5.0)	(11.8)	(6.4)
Income tax expense	0.1	0.1	0.1	0.1

Net Loss	(10.2)%	(5.1)%	(11.9)%	(6.5)%

Comparison of Three and Six Months Ended June 30, 2007 and July 1, 2006
Revenue

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$47,014	$34,561	$12,453	36.0%	$86,501	$72,770	$13,731	18.9%
     Total revenue for the three months ended June 30, 2007 increased to $47.0 million, or 36.0%, compared to $34.6 million for the three months ended July 1, 2006. Revenue increased approximately $0.5 million, or 2.7%, in our home robots business and increased approximately $11.9 million, or 67.3%, in our government and industrial business.

     The $0.5 million increase in revenue from our home robots division was driven by an increase in product life cycle revenue (spares and accessories) partially offset by lower sales of home floor care robots, for the three months ended June 30, 2007 as compared to the three months ended July 1, 2006. Total home floor care robots shipped in the three months ended June 30, 2007 was approximately 99,000 units compared to approximately 107,000 units in the three months ended July 1, 2006. The $11.9 million increase in revenue from our government and industrial business for the three months ended June 30, 2007 as compared to three months ended July 1, 2006 was due to a 78.8% increase in unit shipments of our military robots combined with a 31.4% increase in associated net average selling prices and a 14.2% increase in recurring contract development revenue generated under funded research and development contracts. Also included in this $11.9 million growth was a decrease of approximately $1.5 million in product life cycle revenue (robot spares, services and training) from the $3.4 million of product life cycle revenue in the three months ended July 1, 2006. Total military robot units shipped in the three months ended June 30, 2007 was 152 compared to 85 in the three months ended July 1, 2006.
     Total revenue for the six months ended June 30, 2007 increased by $13.7 million to $86.5 million, or 18.9%, compared to $72.8 million for the six months ended July 1, 2006. Revenue decreased approximately $3.3 million, or 8.3%, in our home robots business and increased approximately $17.0 million, or 51.9%, in our government and industrial business.
     The $3.3 million decrease in revenue from our home robots division was driven by a 10.5% decrease in net average selling prices that was primarily due to lower sales of our Scooba floor washing robot, which have higher average selling prices than our Roomba floor vacuuming robot, combined with a 3.7% decrease in unit shipments of our total home floor care robots, for the six months ended June 30, 2007 as compared to the six months ended July 1, 2006. Partially offsetting this decrease was a 49.8% increase in product life cycle revenue. Total home floor care robots shipped in the six months ended June 30, 2007 was approximately 227,000 units compared to approximately 237,000 units in the six months ended July 1, 2006. The $17.0 million increase in revenue from our government and industrial business for the six months ended June 30, 2007 as compared to six months ended July 1, 2006 was due to a 59.6% increase in unit shipments of our military robots combined with a 19.9% increase in associated net average selling prices and a 12.5% increase in recurring contract development revenue generated under funded research and development contracts. Total military robot units shipped in the six months ended June 30, 2007 was 249 compared to 156 in the six months ended July 1, 2006.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$31,790	$22,784	$9,006	39.5%	$60,160	$48,800	$11,360	23.3%
As a percentage of total revenue	67.6%	65.9%			69.5%	67.1%
     Total cost of revenue increased to $31.8 million in the three months ended June 30, 2007, compared to $22.8 million in the three months ended July 1, 2006. The increase is due to higher costs associated with the 78.8% increase in government and industrial unit sales, higher average unit costs in both divisions driven by expansion of our product line into higher end models, and the 14.2% increase in recurring contract revenues generated under funded research and development contracts.
     The home robots division cost of revenue increased as a percent of revenue by 4.4 percentage points in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006. This increase was primarily attributable to a 17.6% increase in average unit costs mainly as a result of increased nickel prices, the most significant cost element of our batteries, partially offset by a 3.0% increase in average selling prices

     The government and industrial robots division cost of revenue decreased as a percent of revenue by 0.5 percentage points in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006. This decrease was due to favorable contract costs associated with government approved overhead rate adjustments applied this quarter and absorption of overhead expenses, partially offset by a 19.5% increase in the average unit costs and higher warranty expenses.
     Total cost of revenue increased to $60.2 million in the six months ended June 30, 2007, compared to $48.8 million in the six months ended July 1, 2006. The increase is due to higher costs associated with the 59.6% increase in government and industrial unit sales and a 7.4% increase in the average unit costs of our government and industrial robots and the 12.5% increase in recurring contract revenues generated under funded research and development contracts.
     The home robots division cost of revenue increased as a percent of revenue by 4.1 percentage points in the six months ended June 30, 2007 as compared to the six months ended July 1, 2006. This increase was primarily attributable to higher warranty, overhead and battery costs, due to increased nickel costs, partially offset by lower average unit costs driven by the mix of home robots sold.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 0.3 percentage points in the six months ended June 30, 2007 as compared to the six months ended July 1, 2006. This increase was due to higher overhead costs associated with an expanded infrastructure to support our growth and achieve operational scale as well as higher warranty costs offset by the impact of a favorable mix of product vs. contract revenue and the second quarter government approved overhead rate adjustments.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollar in thousands)				(Dollars in thousands)
Total gross profit	$15,224	$11,777	$3,447	29.3%	$26,341	$23,970	$2,371	9.9%
As a percentage of total revenue	32.4%	34.1%			30.5%	32.9%
     Gross profit increased 29.3% to $15.2 million in the three months ended June 30, 2007, from $11.8 million in the three months ended July 1, 2006. Gross profit as a percentage of revenue decreased to 32.4% in the three months ended June 30, 2007 from 34.1% of revenue in the three months ended July 1, 2006. This decrease in gross profit as a percentage of total revenue was the result of the home robots division gross profit decreasing 4.4 percentage points offset by the government and industrial division increasing 0.5 percentage points, each compared to the three months ended July 1, 2006.
     Gross profit increased 9.9% to $26.3 million in the six months ended June 30, 2007, from $24.0 million in the six months ended July 1, 2006. Gross profit as a percentage of revenue decreased to 30.5% in the six months ended June 30, 2007 from 32.9% of revenue in the six months ended July 1, 2006. This decrease in gross profit as a percentage of total revenue was the result of the home robots division gross profit decreasing 4.1 percentage points and by the government and industrial division decreasing 0.3 percentage points, each compared to the six months ended July 1, 2006.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$4,179	$3,818	$361	9.5%	$8,335	$6,601	$1,734	26.3%
As a percentage of total revenue	8.9%	11.0%			9.6%	9.1%
     Research and development expenses increased by $0.4 million, or 9.5%, to $4.2 million (8.9% of revenue) in the three months ended June 30, 2007, from $3.8 million (11.0% of revenue) for the three months ended July 1, 2006. The increase in research and development expenses is primarily due to an increase in compensation and benefit related expenses attributed to increased headcount.
     Research and development expenses increased by $1.7 million, or 26.3%, to $8.3 million (9.6% of revenue) in the six months ended June 30, 2007, from $6.6 million (9.1% of revenue) for the six months ended July 1, 2006. The increase in research and development expenses is primarily due to an increase of $0.9 million in compensation, benefit related expenses and travel attributed to increased headcount. Consulting and material costs associated with internal research and development projects increased by $0.2 million and $0.6 million, respectively.
     In 2007, we intend to continue to invest in research and development to respond to and anticipate customer needs and we expect quarterly spending to approximate the levels we experienced in the three months ended June 30, 2007. Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect research and development expenses to be approximately 7% of revenue as compared to the 8.9% we experienced in the three months ended June 30, 2007.
     Overall research and development headcount increased to 106 at June 30, 2007 compared to 89 as of July 1, 2006, an increase of 17 employees or 19%.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and six months ended June 30, 2007, these expenses amounted to $4.6 million and $9.4 million compared to $4.0 million and $7.5 million for the three and six months ended July 1, 2006, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$10,944	$5,669	$5,275	93.0%	$18,993	$14,485	$4,508	31.1%
As a percentage of total revenue	23.3%	16.4%			22.0%	19.9%
     Selling and marketing expenses increased by $5.3 million, or 93.0%, to $10.9 million (23.3% of revenue) in the three months ended June 30, 2007 from $5.7 million (16.4% of revenue) in the three months ended July 1, 2006. The increase in selling and marketing expense was primarily driven by increases of $4.1 million in direct marketing, online and television media, and direct fulfillment related expenses due primarily to significant growth in our direct business, compensation expense of $0.4 attributed to increased headcount, and stock compensation expense of $0.4 million as compared to the three months ended July 1, 2006.

Selling and marketing expenses increased by $4.5 million, or 31.1%, to $19.0 million (22.0% of revenue) in the six months ended June 30, 2007 from $14.5 million (19.9% of revenue) in the six months ended July 1, 2006. The increase in selling and marketing expense was primarily driven by increases of $3.2 million in fulfillment expenses and online media due to significant growth in our direct business, compensation expense of $0.8 million attributed to increased headcount, and stock compensation expense of $0.5 million as compared to the six months ended July 1, 2006.
     For the full fiscal year 2007, we expect selling and marketing expenses to be approximately 19% of revenue with sales and marketing spending, especially media spending, generally increasing as the holiday season approaches.
     Overall selling and marketing headcount increased to 34 at June 30, 2007 compared to 26 as of July 1, 2006, an increase of 8 employees or 31% growth.
General and Administrative

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$5,752	$4,994	$758	15.2%	$11,079	$9,411	$1,668	17.7%
As a percentage of total revenue	12.2%	14.5%			12.8%	12.9%
     General and administrative expenses increased by $0.8 million, or 15.2%, to $5.8 million (12.2% of revenue) in the three months ended June 30, 2007 from $5.0 million (14.5% of revenue) in the three months ended July 1, 2006. The increase in general and administrative expenses was primarily driven by increases of $0.4 million in compensation due to increased headcount, $0.3 million of stock compensation expense, and $0.1 million in depreciation expense over the comparable period.
     General and administrative expenses increased by $1.7 million, or 17.7%, to $11.1 million (12.8% of revenue) in the six months ended June 30, 2007 from $9.4 million (12.9% of revenue) in the six months ended July 1, 2006. The increase in general and administrative expenses was primarily driven by increases of $1.0 million in compensation and recruiting due to increased headcount, $0.4 million of stock compensation expense, and $0.2 million in depreciation expense over the comparable period.
     Given the seasonality of our business and the impact on quarterly revenues, general and administrative expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect general and administrative expenses to be approximately 9% of revenue as compared to the 12.2% of revenue we experienced in the three months ended June 30, 2007.
     Overall general and administrative headcount increased to 82 at June 30, 2007 compared to 66 as of July 1, 2006, an increase of 16 employees or 24% growth.
Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income (expense), net	$887	$949	$(62)	(6.5%)	$1,818	$1,869	$(51)	(2.7%)
As a percentage of total revenue	1.9%	2.8%			2.1%	2.6%
     Other income, net amounted to $0.9 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended July 1, 2006.

     Other income, net amounted to $1.8 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended July 1, 2006.
     Other income, net was directly related to interest income resulting from the investment of the net proceeds from our initial public offering, which closed on November 15, 2005.
Income Tax Provision

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Dollar	Percent	June 30,	July 1,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision	$12	$22	$(10)	(45.5%)	$29	$36	$(7)	(19.4%)
As a percentage of total revenue	0.1%	0.1%			0.1%	0.1%
     The provision for income taxes for the three and six months ended June 30, 2007 and July 1, 2006 consists solely of state taxes.
Liquidity and Capital Resources
     At June 30, 2007 our principal sources of liquidity were cash and cash equivalents totaling $10.3 million, short-term investments of $60.0 million, and accounts receivable of $17.7 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. However, cash flow will be impacted in the coming quarters as we build out new leased facilities for occupancy during the second quarter of 2008. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the six month periods ended June 30, 2007 and July 1, 2006, we spent $3.9 million and $2.2 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a break even or net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the third quarter, and a favorable cash flow towards the end of the year.
     Discussion of Cash Flows
     Net cash provided by our operating activities in the six months ended June 30, 2007 was $4.7 million compared to net cash provided by operating activities of $1.0 million in the six months ended July 1, 2006. The cash provided by our operating activities in the six months ended June 30, 2007 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $11.3 million, and a decrease in other assets of $0.9 million, offset by a net loss of $10.3 million, an increase in inventory of $1.1 million and a net decrease in liabilities of $0.9 million. In addition, in the six months ended June 30, 2007, we had depreciation and amortization of approximately $2.5 million and stock-based compensation of $2.2 million, both of which are non-cash expenses. The cash provided by our operating activities in the six months ended July 1, 2006 was primarily due to a decrease in accounts receivable of $14.9 million offset by a net loss of $4.7 million, an increase in inventory of $0.9 million, and a decrease in liabilities of $11.6 million. In addition, in the six months ended July 1, 2006, we had depreciation and amortization of approximately $1.8 million and stock-based compensation of $1.0 million, both of which are non-cash expenses.
     Net cash provided by our investing activities was $0.9 million in the six months ended June 30, 2007 compared to net cash used by our investing activities of $69.6 million in the six months ended July 1, 2006. Investing activities in the six months ended June 30, 2007 represent the sale of short-term investments of $26.8 million, offset by the purchase of short-term investments of $22.0 million and the purchase of capital equipment of $3.9 million. Investing activities in the six months ended July 1, 2006 represent the purchase of short-term investments of $92.2 million and capital equipment of $2.2 million, offset by the sale of short-term investments of $24.8 million.
     Net cash used by our financing activities was approximately $0.9 million in the six months ended June 30, 2007 compared to net cash provided by our financing activities of $0.3 million in the six months ended July 1, 2006. Included in the financing activities for the six months ended June 30, 2007 was a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $0.7 million of proceeds from the exercise of stock options. Net cash provided by our financing activities for the six months ended July 1, 2006 consist primarily of the proceeds from the exercise of common stock options.
     The majority of our long-lived assets for the six months ended June 30, 2007 and July 1, 2006 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba and Scooba product lines in China.
     Working Capital Facility
     On June 5, 2007, we entered into a $35 million unsecured revolving credit facility with Bank of America, N.A. to replace our expired working capital line of credit with Bank of America. The credit facility will be available to fund working capital and other corporate purposes. The interest on loans under our working capital line of credit will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010. As of June 30, 2007, we had letters of credit outstanding of $2.1 million and $32.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified ratio of current assets to current liabilities and a minimum specified annual net income.
     This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. At June 30, 2007, we were in compliance with all covenants under the credit facility.
     Equipment Financing Facility
     On June 5, 2007, we entered into a $15 million secured equipment facility with Banc of America Leasing and Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until July 1, 2008 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After July 1, 2008, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in July 2008 and will accrue interest, at our election, at either a fixed or variable rate of interest. Our obligations under the equipment facility will be secured by any financed equipment. As of June 30, 2007, we had no amounts outstanding and $15.0 million available under our equipment financing line of credit.
     This equipment facility contains customary terms and conditions for equipment facilities of this type, including, without limitation, restrictions on our ability to transfer, encumber or dispose of the financed equipment. In addition, we are required to meet certain financial covenants customary to this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified ratio of current assets to current liabilities and a minimum specified annual net income.

     This equipment facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, or if we repay all of our indebtedness under our credit facility with Bank of America, N.A., our obligations under this equipment facility may be accelerated. At June 30, 2007, we were in compliance with all covenants under the equipment facility.
Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. We do anticipate making significant capital commitments in the next several months for expenditures associated with the planned move to our new corporate headquarters on or about May 1, 2008. These expenditures will be jointly funded by the landlord for this site and by us. Other than this project, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of June 30, 2007:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,042	$5,071	$5,169	$15,414	$27,696
Minimum contractual payments	1,115	8,500	10,500	1,500	21,615

Total	$3,157	$13,571	$15,669	$16,914	$49,311

Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At June 30, 2007, we had unrestricted cash and cash equivalents of $10.3 million and short-term investments of $60.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2007, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At June 30, 2007, there were no borrowings outstanding under our working capital line of credit or our equipment line.
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

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on Thursday, June 28, 2007, in Bedford, Massachusetts, at which the following matters were submitted to a vote of the stockholders:
(a)	Votes regarding the election of the persons named below as class II members to the board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Helen Greiner	20,481,767	311,023
George McNamee	20,373,294	419,496
Peter Meekin	20,693,607	109,183
(b)	Votes regarding ratification of the appointment of the accounting firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions

20,626,311	147,882	18,597
Item 5. Other Information
     The Company and Kin Yat Industrial Co. Ltd. (“Kin Yat”) have entered into an Agreement under which Kin Yat will from time to time provide certain services to the Company, including the manufacture and supply of certain consumer products pursuant to purchase orders issued under the Agreement. The Agreement details the procurement relationship between the Company and Kin Yat including terms related to order fulfillment and forecasting, pricing, payments and acceptance, warranties, delivery, intellectual property, indemnification and limitation of liability. The purchase orders describe the deliverables and services to be provided by Kin Yat, including the required product, quantities, delivery dates, prices, destination, carrying method, consignee at destination, shipping instructions and other details as may be reasonably requested by Kin Yat. The Agreement has a term of three years (which will expire if not earlier terminated, on March 23, 2010), and it may be renewed by a written amendment consented to by the Company and Kin Yat. The parties have the right to terminate the Agreement if the other party becomes insolvent or commits an uncured material breach of the Agreement.
     Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Joseph Dyer, President, Government and Industrial Robots; Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description

10.1	Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007

10.2	Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007

10.3**	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007

10.4 +	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreement thereunder

10.5 +	Form of Deferred Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan

10.6 +	Form of Restricted Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2007 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment has been requested for portions of this exhibit.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: August 1, 2007	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007

10.2	Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007

10.3**	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007

10.4 +	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreement thereunder

10.5 +	Form of Deferred Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan

10.6 +	Form of Restricted Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2007 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment has been requested for portions of this exhibit.

+	Indicates a management contract or any compensatory plan, contract or arrangement.