Form 10-Q
period 2007-09-29
IROBOT CORP
filed 2007-10-31
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-51598
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0259 335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 27, 2007 was 24,484,211.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED September 29, 2007
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	September 29,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,200	$5,583
Short-term investments	26,300	64,800
Accounts receivable, net of allowance of $65 and $163 at September 29, 2007 and December 30, 2006, respectively	35,157	28,510
Unbilled revenue	2,757	1,961
Inventory, net	43,711	20,890
Other current assets	2,039	2,863

Total current assets	133,164	124,607
Property and equipment, net	13,120	10,701

Total assets	$146,284	$135,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,948	$27,685
Accrued expenses	5,101	7,020
Accrued compensation	7,588	5,227
Deferred revenue	1,140	457

Total current liabilities	59,777	40,389

Commitments and contingencies (Note 8):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at September 29, 2007 and December 30, 2006	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,479 and 23,791 issued and outstanding at September 29, 2007 and December 30, 2006, respectively	245	238
Additional paid-in capital	119,462	117,718
Deferred compensation	(834)	(2,326)
Accumulated deficit	(32,366)	(20,711)

Total stockholders’ equity	86,507	94,919

Total liabilities and stockholders’ equity	$146,284	$135,308

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$58,667	$48,359	$134,149	$111,309
Contract revenue	5,173	6,688	16,192	16,508

Total revenue	63,840	55,047	150,341	127,817

Cost of revenue:
Cost of product revenue (1)	39,186	28,398	89,910	69,698
Cost of contract revenue (1)	4,542	3,666	13,978	11,166

Total cost of revenue	43,728	32,064	103,888	80,864

Gross profit	20,112	22,983	46,453	46,953
Operating expenses:
Research and development (1)	4,739	4,345	13,074	10,946
Selling and marketing (1)	11,115	4,712	30,108	19,197
General and administrative (1)	6,459	4,663	17,538	14,074

Total operating expenses	22,313	13,720	60,720	44,217

Operating income (loss)	(2,201)	9,263	(14,267)	2,736
Other income, net	845	978	2,663	2,847

Income (loss) before income taxes	(1,356)	10,241	(11,604)	5,583
Income tax expense	22	199	51	235

Net income (loss)	$(1,378)	$10,042	$(11,655)	$5,348

Net income (loss) per share
Basic	$(0.06)	$0.43	$(0.48)	$0.23
Diluted	$(0.06)	$0.39	$(0.48)	$0.21
Number of shares used in per share calculations
Basic	24,337	23,560	24,156	23,455
Diluted	24,337	25,502	24,156	25,610

(1)	Total stock-based compensation recorded in the three and nine months ended September 29, 2007 and September 30, 2006 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Cost of product revenue	$162	$92	$521	$215
Cost of contract revenue	81	72	292	183
Research and development	134	91	252	271
Selling and marketing	226	133	833	239
General and administrative	627	336	1,517	854

Total stock-based compensation	$1,230	$724	$3,415	$1,762

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(11,655)	$5,348
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,989	2,737
Loss on disposal of fixed assets	48	2
Stock-based compensation	3,415	1,762
Non-cash director deferred compensation	83	—
Changes in working capital — (use) source
Accounts receivable	(6,647)	(7,598)
Unbilled revenue	(796)	311
Inventory	(22,821)	(7,921)
Other assets	824	372
Accounts payable	18,263	4,238
Accrued expenses	(1,919)	1,877
Accrued compensation	2,361	1,992
Provision for contract settlement	—	(5,154)
Deferred revenue	683	1,180

Net cash used in operating activities	(14,172)	(854)

Cash flows from investing activities:
Purchase of property and equipment	(6,456)	(3,835)
Purchases of investments	(44,750)	(108,150)
Sales of investments	83,250	44,300

Net cash provided by (used in) investing activities	32,044	(67,685)

Cash flows from financing activities:
Income tax withholding payment associated with stock option exercise	(1,588)	—
Proceeds from stock option exercises	1,333	699
Tax benefit of disqualifying dispositions	—	94

Net cash provided by (used in) financing activities	(255)	793

Net increase (decrease) in cash and cash equivalents	17,617	(67,746)
Cash and cash equivalents, at beginning of period	5,583	76,064

Cash and cash equivalents, at end of period	$23,200	$8,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$30	$13
Cash paid for income taxes	140	164
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the nine months ended September 29, 2007 and September 30, 2006, the Company transferred $692 and $697, respectively, of inventory to fixed assets.
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business
     iRobot Corporation (“iRobot” or the “Company”) was incorporated in 1990 to develop robotics and artificial intelligence technologies and apply these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and government and industrial research and development contracts.
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
     The accompanying financial data as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the SEC on March 2, 2007.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of September 29, 2007 and results of operations and cash flows for the periods ended September 29, 2007 and September 30, 2006 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience and other relevant data. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
     The Company regularly reviews its volatility assumption utilizing a methodology consistent with that described above that includes a blend of company specific data since its initial public offering and data from the above-mentioned peer companies for a period covering the expected option lives. Based upon these analyses, the Company established volatility rates for use in calculating the fair value of option grants in the six month period ended June 30, 2007 and the three month period ended September 29, 2007 of 55% and 50%, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     These reductions in the volatility rate assumption had the result of establishing lower fair values and, consequently, lower stock-based compensation expense in the current and future periods, for options granted in the nine months ended September 29, 2007.
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
     In a review of its stock-based compensation accounting methodology performed during its second fiscal quarter ended June 30, 2007, the Company determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense was required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company incorrectly valued 259,700 stock options that were granted between the date that it filed its initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date it became a public company (November 8, 2005). The Company believes, in accordance with APB 28, paragraph 29, that this adjustment will not be material to its estimated full year results for 2007. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods. This cumulative adjustment was recorded during the three month period ended June 30, 2007 and is included in the cost of revenue and operating expenses for the nine month period ended September 29, 2007.
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss)	$(1,378)	$10,042	$(11,655)	$5,348

Weighted average shares outstanding	24,337	23,560	24,156	23,455

Dilutive effect of employee stock options and restricted shares	—	1,942	—	2,155

Diluted weighted average shares outstanding	24,337	25,502	24,156	25,610

Basic income (loss) per share	$(0.06)	$0.43	$(0.48)	$0.23
Diluted income (loss) per share	$(0.06)	$0.39	$(0.48)	$0.21
     Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 beginning December 31, 2006 and the impact of adoption on its opening balance of retained earnings was zero. As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits and no unrecognized tax benefits were recorded in the nine months ended September 29, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. There were no accrued interest or penalties as of December 31, 2006 or September 29, 2007.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are expected to be effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
cash primarily in money market funds of major financial institutions. Cash equivalents are carried at cost, which approximates fair market value, and interest is accrued as earned.
4. Short-term Investments
     The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of September 29, 2007, investments consisted of:

	September 29, 2007		December 30, 2006
		Fair		Fair
	Cost	Market Value	Cost	Market Value
(In thousands)
Auction Rate Debt Securities	$26,300	$26,300	$64,800	$64,800
     As of September 29, 2007, the Company’s investments had maturity dates ranging from February 2025 to June 2047. Despite the long-term contractual maturities of the auction rate securities held at September 29, 2007, all of these securities are available for sale and it is the Company’s intention to liquidate these securities within one year.
5. Inventory
     Inventory consists of the following at:

	September 29,	December 30,
	2007	2006
	(In thousands)
Raw materials	$1,820	$1,248
Work in process	868	311
Finished goods	41,023	19,331

	$43,711	$20,890

6. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of September 29, 2007, there were 1,177,150 shares available for future grant under the 2005 Plan.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
prospects and the value of preferred stock based on recent financing activities. Subsequent to the Company’s initial public offering the exercise price of incentive stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
7. Accrued Expenses
     Accrued expenses consist of the following at:

	September 29,	December 30,
	2007	2006
	(In thousands)
Accrued warranty	$2,146	$2,462
Accrued direct fulfillment costs	643	2,123
Accrued rent	231	284
Accrued sales commissions	409	502
Accrued accounting fees	465	332
Accrued income taxes	67	168
Accrued other	1,140	1,149

	$5,101	$7,020

8. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended September 29, 2007 and September 30, 2006 amounted to $0.5 million and $0.5 million, respectively, and for the nine months ended September 29, 2007 and September 30, 2006 amounted to $1.5 million and $1.5 million, respectively. Future minimum rental payments under operating leases were as follows as of September 29, 2007:

Operating
Leases
(In thousands)
Remainder of 2007	$561
2008	3,205
2009	2,245
2010	2,131
2011	2,112
Thereafter	17,420

Total minimum lease payments	$27,674

     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2007 and December 30, 2006, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$2,421	$1,757	$2,462	$2,031
Provision	1,413	1,317	4,804	3,693
Warranty usage(*)	(1,688)	(1,136)	(5,120)	(3,786)

Balance at end of period	$2,146	$1,938	$2,146	$1,938

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
9. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division.
     The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
     Home Robots
     The Company’s home robots business offers products through a network of retail businesses throughout the United States and to certain countries through international distributors. The Company’s home robots division includes mobile robots used in the maintenance of domestic households and sold primarily to retail outlets.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross profit and income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Home Robots	$34,319	$30,596	$70,957	$70,543
Government & Industrial	29,521	24,451	79,384	57,274

Total revenue	63,840	55,047	150,341	127,817

Cost of revenue:
Home Robots	25,619	17,690	50,988	43,691
Government & Industrial	18,109	14,374	52,900	37,173

Total cost of revenue	43,728	32,064	103,888	80,864

Gross profit:
Home Robots	8,700	12,906	19,969	26,852
Government & Industrial	11,412	10,077	26,484	20,101

Total gross profit	20,112	22,983	46,453	46,953

Research and development
Other	4,739	4,345	13,074	10,946
Selling and marketing
Other	11,115	4,712	30,108	19,197
General and administrative
Other	6,459	4,663	17,538	14,074
Other income, net
Other	845	978	2,663	2,847
Income (loss) before income taxes
Other	$(1,356)	$10,241	$(11,604)	$5,583

     Geographic Information
     For the three months ended September 29, 2007 and September 30, 2006, sales to non-U.S. customers accounted for 14.2% and 10.8% of total revenue, respectively, and for the nine months ended September 29, 2007 and September 30, 2006, sales to non-U.S. customers accounted for 12.8% and 9.8% of total revenue, respectively.
     Significant Customers
     For the three months ended September 29, 2007 and September 30, 2006, U.S. federal government orders, contracts and subcontracts accounted for 37.8% and 36.9% of total revenue, respectively, and for the nine months ended September 29, 2007 and September 30, 2006, U.S. federal government orders, contracts and subcontracts accounted for 44.1% and 39.7% of total revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2006, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. . In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, our home robot and government and industrial robots divisions, competition and strategy and our market position, market acceptance of our products, seasonal factors, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, credit facility and equipment facility, valuations of investments, valuation and composition of stock-based awards, SFAS No. 123(R), and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2006, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming, Scooba floor washing, Looj gutter cleaning and Verro pool cleaning robots perform time-consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s Future Combat Systems program and, in conjunction with Deere & Company, the R-Gator unmanned ground vehicle. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of September 29, 2007, we had 418 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, thereby reducing the time, cost and risk of product development. We believe that our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
     In a review of our stock-based compensation accounting methodology performed during our fiscal quarter ended June 30, 2007, we determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense was required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, we incorrectly valued 259,700 stock options that were granted between the date that we filed our initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date we became a public company (November 8, 2005). We believe, in accordance with APB 28, paragraph 29, that this adjustment will not be material to our estimated full year results for 2007. In addition, we do not believe the adjustment is material to the amounts reported by us in previous periods. This cumulative adjustment was recorded during the three month period ended June 30, 2007 and is included in the cost of revenue and operating expenses for the nine month period ended September 29, 2007.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenue
Product revenue	91.9%	87.9%	89.2%	87.1%
Contract revenue	8.1	12.1	10.8	12.9

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	61.4	51.5	59.8	54.5
Cost of contract revenue	7.1	6.7	9.3	8.8

Total cost of revenue	68.5	58.2	69.1	63.3

Gross profit	31.5	41.8	30.9	36.7
Operating Expenses
Research and development	7.4	7.9	8.7	8.6
Selling and marketing	17.4	8.6	20.0	15.0
General and administrative	10.1	8.5	11.7	11.0

Total operating expenses	34.9	25.0	40.4	34.6

Operating income (loss)	(3.4)	16.8	(9.5)	2.1
Other income, net	1.3	1.8	1.8	2.3

Income (loss) before income taxes	(2.1)	18.6	(7.7)	4.4
Income tax expense	0.1	0.4	0.1	0.2

Net Income (loss)	(2.2)%	18.2%	(7.8)%	4.2%

Comparison of Three and Nine Months Ended September 29, 2007 and September 30, 2006
Revenue

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$63,840	$55,047	$8,793	16.0%	$150,341	$127,817	$22,524	17.6%
     Total revenue for the three months ended September 29, 2007 increased to $63.8 million, or 16.0%, compared to $55.0 million for the three months ended September 30, 2006. Revenue increased approximately $3.7 million, or 12.2%, in our home robots business and increased approximately $5.1 million, or 20.7%, in our government and industrial business.
     The $3.7 million increase in revenue from our home robots division for the three months ended September 29, 2007 was driven by a $2.4 million increase in home floor care robots revenue due to a 3.1% increase in units shipped and a 4.9% increase in average selling prices, and a $1.3 million increase in product life cycle revenue (spares and accessories), as compared to the three months ended September 30, 2006. Total home floor care robots shipped in the three months ended September 29, 2007 was approximately 229,000 units compared to approximately 222,000 units in the three months ended September 30, 2006. The $5.1 million increase in revenue from our government and industrial business for the three months ended September 29, 2007 as compared to three months ended September 30, 2006 was due to a $4.5 million increase in product life cycle revenue (robot spares, services and training) of our military robots combined with a $2.2 million increase in product sales driven by a 4.6% increase in units shipped, 114 units compared to 109 units, and a 12.0% increase in associated net average selling prices. These increases were partially offset by a decrease of $1.5 million in recurring contract development revenue generated under funded research and development contracts due mainly to a one-time benefit of $2.2 million recorded in the three months ended September 30, 2006 relating to a contract modification with the United Kingdom Ministry of Defence.
     Total revenue for the nine months ended September 29, 2007 increased by $22.5 million to $150.3 million, or 17.6%, compared to $127.8 million for the nine months ended September 30, 2006. Revenue increased approximately $0.4 million, or 0.6%, in our home robots business and increased approximately $22.1 million, or 38.6%, in our government and industrial business.
     The $0.4 million increase in revenue from our home robots division was driven by a $2.6 million increase in product life cycle revenue (spares and accessories) offset by a $2.2 million decrease driven by a 0.4% decrease in units shipped and a 2.8% decrease in average selling prices as compared to the nine months ended September 30, 2006. Total home floor care robots shipped in the nine months ended September 29, 2007 was approximately 456,000 units compared to approximately 458,000 units in the nine months ended September 30, 2006. The $22.1 million increase in revenue from our government and industrial business for the nine months ended September 29, 2007 as compared to nine months ended September 30, 2006 was due to a 37.0% increase in unit shipments of our military robots combined with a 17.3% increase in associated net average selling prices and a 38.5% increase in product life cycle revenue (robot spares, services and training) of our military robots. Total military robot units shipped in the nine months ended September 29, 2007 was 363 compared to 265 in the nine months ended September 30, 2006.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$43,728	$32,064	$11,664	36.4%	$103,888	$80,864	$23,024	28.5%
As a percentage of total revenue	68.5%	58.2%			69.1%	63.3%

     Total cost of revenue increased to $43.7 million in the three months ended September 29, 2007, compared to $32.1 million in the three months ended September 30, 2006. The increase is primarily due to higher costs associated with the 3.1% increase in home robot unit sales and 4.6% increase in government and industrial unit sales and higher average unit costs driven by expansion of our product line into higher end models in our home robots division.
     The home robots division cost of revenue increased as a percent of revenue by 16.8 percentage points in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006. This increase was primarily attributable to a 34.3% increase in average unit costs, including the impact of increased nickel prices, the most significant cost element of our batteries, partially offset by a net 4.9% increase in average selling prices. The average selling price increase was a result of the sale of higher priced models offset by reserves taken for product transition costs.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 2.6 percentage points in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006. This was due to a one time reduction of costs of contract revenue in the comparable three month period ended September 30, 2006, directly related to the United Kingdom Ministry of Defence contract modification, partially offset by a 3.3% decrease in the average unit costs and lower warranty costs.
     Total cost of revenue increased to $103.9 million in the nine months ended September 29, 2007, compared to $80.9 million in the nine months ended September 30, 2006. The increase is primarily due to higher costs associated with the 37.0% increase in government and industrial unit sales, and a 9.7% and 4.6% increase in the average unit costs of our home robots and government and industrial robots, respectively.
     The home robots division cost of revenue increased as a percent of revenue by 9.9 percentage points in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. This increase was primarily attributable to higher warranty and overhead costs, as well as higher average unit costs driven by increased battery costs due to the increased cost of nickel and the mix of higher cost products.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 1.7 percentage points in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. This increase was due to a one time reduction of costs of contract revenue in the comparable nine month period ended September 30, 2006 and higher overhead costs associated with an expanded infrastructure to support our growth and achieve operational scale as well as higher warranty costs, offset by lower standard costs and contract costs as a percentage of revenue.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollar in thousands)				(Dollars in thousands)
Total gross profit	$20,112	$22,983	$(2,871)	(12.5%)	$46,453	$46,953	$(500)	(1.1%)
As a percentage of total revenue	31.5%	41.8%			30.9%	36.7%
     Gross profit decreased 12.5% to $20.1 million in the three months ended September 29, 2007, from $23.0 million in the three months ended September 30, 2006. Gross profit as a percentage of revenue decreased to 31.5% in the three months ended September 29, 2007 from 41.8% of revenue in the three months ended September 30, 2006. This decrease in gross profit as a percentage of total revenue was the result of the home robots division gross profit decreasing 16.8 percentage points and the government and industrial division decreasing 2.6 percentage points, each compared to the three months ended September 30, 2006. Exclusive of a one time settlement of the United Kingdom Ministry of Defence contract modification, which occurred during the three months ended September 30, 2006, government and industrial division gross profit would have increased 4.6 percentage points.
     Gross profit decreased 1.1% to $46.5 million in the nine months ended September 29, 2007, from $47.0 million in the nine months ended September 30, 2006. Gross profit as a percentage of revenue decreased to 30.9% in the nine months ended September 29, 2007 from 36.7% of revenue in the nine months ended September 30, 2006. This decrease in gross profit as a percentage of total revenue was the result of the home robots division gross profit decreasing 9.9 percentage points and by the government and industrial division decreasing 1.7 percentage points, each compared to the nine months ended September 30, 2006.
Research and Development

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$4,739	$4,345	$394	9.1%	$13,074	$10,946	$2,128	19.4%
As a percentage of total revenue	7.4%	7.9%			8.7%	8.6%
     Research and development expenses increased by $0.4 million, or 9.1%, to $4.7 million (7.4% of revenue) in the three months ended September 29, 2007, from $4.3 million (7.9% of revenue) for the three months ended September 30, 2006. The increase in research and development expenses is primarily due to an increase of $0.7 million in compensation, benefits expense and travel attributed to increased headcount. Material costs associated with internal research and development projects decreased $0.4 million.
     Research and development expenses increased by $2.1 million, or 19.4%, to $13.1 million (8.7% of revenue) in the nine months ended September 29, 2007, from $11.0 million (8.6% of revenue) for the nine months ended September 30, 2006. The increase in research and development expenses is primarily due to an increase of $1.5 million in compensation, benefits expense and travel attributed to increased headcount. Consulting and material costs associated with internal research and development projects increased by $0.2 million each.
     Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect research and development expenses to be approximately 7% of revenue.
     Overall research and development headcount increased to 105 at September 29, 2007 compared to 92 as of September 30, 2006, an increase of 13 employees or 14%.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and nine months ended September 29, 2007, these expenses amounted to $4.5 million and $14.0 million compared to $3.7 million and $11.2 million for the three and nine months ended September 30, 2006, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$11,115	$4,712	$6,403	135.9%	$30,108	$19,197	$10,911	56.8%
As a percentage of total revenue	17.4%	8.6%			20.0%	15.0%
     Selling and marketing expenses increased by $6.4 million, or 135.9%, to $11.1 million (17.4% of revenue) in the three months ended September 29, 2007 from $4.7 million (8.6% of revenue) in the three months ended September 30, 2006. The increase was primarily driven by increases of $4.1 million in direct marketing, online and television media, and direct fulfillment related expenses due primarily to 174% growth in our direct business, including a recently introduced Scooba infomercial program. Our direct business, which carries a higher selling and marketing cost per revenue dollar than retail sales, accounted for 22.5% of our home robots division revenue in the three months ended September 29, 2007 compared to 9.2% in the three months ended September 30, 2006. Trade shows and other marketing related activities increased by $1.4 million and compensation and travel expenses increased by $0.7 million as compared to the three months ended September 30, 2006.
     Selling and marketing expenses increased by $10.9 million, or 56.8%, to $30.1 million (20.0% of revenue) in the nine months ended September 29, 2007 from $19.2 million (15.0% of revenue) in the nine months ended September 30, 2006. The increase in selling and marketing expense was primarily driven by increases of $7.7 million in direct marketing, online and television media, and direct fulfillment related expenses due to 129% growth in our direct business including a recently introduced Scooba infomercial program. Our direct business accounted for 28.8% of our home robots division revenue in the nine months ended September 29, 2007 compared to 12.7% in the nine months ended September 30, 2006. Trade shows and other marketing related activities increased by $0.9 million and compensation, travel and other people related costs increased by $2.4 million as compared to the nine months ended September 30, 2006.
     For the full fiscal year 2007, we expect selling and marketing expenses to be approximately 19% of revenue with sales and marketing spending generally increasing as the holiday season approaches.
     Overall selling and marketing headcount increased to 36 at September 29, 2007 compared to 28 as of September 30, 2006, an increase of 8 employees or 29% growth.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$6,459	$4,663	$1,796	38.5%	$17,538	$14,074	$3,464	24.6%
As a percentage of total revenue	10.1%	8.5%			11.7%	11.0%
     General and administrative expenses increased by $1.8 million, or 38.5%, to $6.5 million (10.1% of revenue) in the three months ended September 29, 2007 from $4.7 million (8.5% of revenue) in the three months ended September 30, 2006. The increase in general and administrative expenses was driven by increased compensation expense due to increased headcount and increased legal fees, mainly relating to proprietary technology litigation, over the comparable period.
     General and administrative expenses increased by $3.5 million, or 24.6% to $17.5 million (11.7% of revenue) in the nine months ended September 29, 2007 from $14.1 million (11.0% of revenue) in the nine months ended September 30, 2006. The increase in general and administrative expenses was driven by increased compensation expense due to increased headcount, increased stock compensation expense, and increased legal fees, mainly relating to proprietary technology litigation, over the comparable period.
     Given the seasonality of our business and the impact on quarterly revenues, general and administrative expenses are expected to fluctuate as a percent of revenue throughout the year. For the full fiscal year 2007, we expect general and administrative expenses to be approximately 9% of revenue as compared to the 10.1% of revenue we experienced in the three months ended September 29, 2007.
     Overall general and administrative headcount increased to 84 at September 29, 2007 compared to 69 as of September 30, 2006, an increase of 15 employees or 22% growth.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income net	$845	$978	$(133)	(13.6%)	$2 ,663	$2,847	$(184)	(6.5%)
As a percentage of total revenue	1.3%	1.8%			1.8%	2.3%
     Other income, net amounted to $0.8 million for the three months ended September 29, 2007 compared to $1.0 million for the three months ended September 30, 2006.
     Other income, net amounted to $2.7 million for the nine months ended September 29, 2007 compared to $2.8 million for the nine months ended September 30, 2006.
     Other income, net was directly related to interest income resulting from the investment in auction rate debt securities and money market accounts. The lower other income, net for both the three and nine month periods ended September 29, 2007 as compared to the three and nine month periods ended September 30, 2006 is attributable to lower average auction rate debt securities and money market account balances.
Income Tax Provision

	Three Months Ended				Nine Months Ended
	September 29,	September 30,	Dollar	Percent	September 29,	September 30,	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision	$22	$199	$(177)	(88.9%)	$51	$235	$(184)	(78.3%)
As a percentage of total revenue	0.1%	0.4%			0.1%	0.2%
     The provision for income taxes for the three and nine months ended September 29, 2007 and September 30, 2006 consists primarily of state taxes.
Liquidity and Capital Resources
     At September 29, 2007 our principal sources of liquidity were cash and cash equivalents totaling $23.2 million, short-term investments of $26.3 million, and accounts receivable of $35.2 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. However, cash flow will be impacted in the coming quarters as we build out new leased facilities for occupancy during the second quarter of 2008. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the nine month periods ended September 29, 2007 and September 30, 2006, we spent $6.5 million and $3.8 million, respectively, on capital equipment.
     Our home robots product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a break even or net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the third quarter or early in the fourth quarter, and a favorable cash flow towards the end of the year.

     Discussion of Cash Flows
     Net cash used by our operating activities in the nine months ended September 29, 2007 was $14.2 million compared to net cash used by operating activities of $0.8 million in the nine months ended September 30, 2006. The cash used by our operating activities in the nine months ended September 29, 2007 was primarily due to an increase in accounts receivable (including unbilled revenue) of $7.4 million, an increase in inventory of $22.8 million in anticipation of the holiday buying season, and a net loss of $11.7 million, offset by a decrease in other assets of $0.8 million and a net increase in liabilities of $19.4 million. In addition, in the nine months ended September 29, 2007, we had depreciation and amortization of approximately $4.0 million and stock-based compensation of $3.5 million, both of which are non-cash expenses. The cash used by our operating activities in the nine months ended September 30, 2006 was primarily due to an increase in accounts receivable (including unbilled revenue) of $7.3 million and an increase in inventory of $7.9 million in anticipation of the holiday buying season, offset by net income of $5.3 million, a decrease in other assets of $0.4 million, and an increase in liabilities of $4.1 million. In addition, in the nine months ended September 30, 2006, we had depreciation and amortization of approximately $2.7 million and stock-based compensation of $1.8 million, both of which are non-cash expenses.
     Net cash provided by our investing activities was $32.0 million in the nine months ended September 29, 2007 compared to net cash used by our investing activities of $67.7 million in the nine months ended September 30, 2006. Investing activities in the nine months ended September 29, 2007 represent the sale of short-term investments of $83.3 million, offset by the purchase of short-term investments of $44.8 million and the purchase of capital equipment of $6.5 million. Investing activities in the nine months ended September 30, 2006 represent the purchase of short-term investments of $108.2 million and capital equipment of $3.8 million, offset by the sale of short-term investments of $44.3 million.
     Net cash used by our financing activities was approximately $0.3 million in the nine months ended September 29, 2007 compared to net cash provided by our financing activities of $0.8 million in the nine months ended September 30, 2006. Included in the financing activities for the nine months ended September 29, 2007 was a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $1.3 million of proceeds from the exercise of stock options. Net cash provided by our financing activities for the nine months ended September 30, 2006 represent the proceeds from the exercise of common stock options.
     The majority of our long-lived assets for the nine months ended September 29, 2007 and September 30, 2006 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba, Scooba and Looj product lines in China.
     Working Capital Facility
     On June 5, 2007, we entered into a $35 million unsecured revolving credit facility with Bank of America, N.A. to replace our expired working capital line of credit with Bank of America. The credit facility will be available to fund working capital and other corporate purposes. The interest on loans under our working capital line of credit will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010. As of September 29, 2007, we had letters of credit outstanding of $2.1 million and $32.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified ratio of current assets to current liabilities and a minimum specified annual net income.
     This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. At September 29, 2007, we were in compliance with all covenants under the credit facility.
     Equipment Financing Facility
     On June 5, 2007, we entered into a $15 million secured equipment facility with Banc of America Leasing and Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until July 1, 2008 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After July 1, 2008, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in July 2008 and will accrue interest, at our election, at either a fixed or variable rate of interest. Our obligations under the equipment facility will be secured by any financed equipment. As of September 29, 2007, we had no amounts outstanding and $15.0 million available under our equipment financing line of credit.
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
     This equipment facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, or if we repay all of our indebtedness under our credit facility with Bank of America, N.A., our obligations under this equipment facility may be accelerated. At September 29, 2007, we were in compliance with all covenants under the equipment facility.
Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing capital line of credit. We do anticipate making significant capital commitments in the next several months for expenditures associated with the planned move to our new corporate headquarters on or about May 1, 2008. These expenditures will be jointly funded by the landlord for this site and by us. Other than this project, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

     Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of September 29, 2007:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,813	$4,806	$4,460	$15,595	$27,674
Minimum contractual payments	—	8,500	10,500	1,500	20,500

Total	$2,813	$13,306	$14,960	$17,095	$48,174

Off-Balance Sheet Arrangements
     As of September 29, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At September 29, 2007, we had unrestricted cash and cash equivalents of $23.2 million and short-term investments of $26.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 29, 2007, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we would be required to pay on outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. At September 29, 2007, there were no borrowings outstanding under our working capital line of credit or our equipment line.
Exchange Rate Sensitivity
     Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. We expect the level of non-US dollar denominated revenue to increase as we continue to expand internationally. We will regularly monitor this activity to determine if actions should be undertaken in order to minimize any related exposure.

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
Part II. Other Information
Item 1. Legal Proceedings
     From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
     On August 17, 2007, we filed a lawsuit in Massachusetts Superior Court against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract. The case was subsequently removed to the United States District Court for the District of Massachusetts. On August 17, 2007, we filed a lawsuit in the United States District Court for the Northern District of Alabama against Robotic FX, Inc. alleging willful infringement of two patents owned by us. In each matter, we seek both injunctive and monetary relief.
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 other than changes to the risk factors listed below entitled “We depend on single source manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements.” and “We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee may impair our ability to operate effectively.” These risk factors have been updated to reflect an update regarding our contract manufacturers and recent changes in management, respectively. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.
We depend on single source manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements.
     We currently depend on one contract manufacturer, Jetta Company Limited, to manufacture our Roomba 400 series and Scooba series of home robot products at a single plant in China, and one contract manufacturer, Kin Yat Industrial Co. Ltd., to manufacture our Roomba 500 series of home robot products at a single plant in China. Moreover, we rely on one contract manufacturer, Gem City Engineering Corporation, to manufacture our military products at a single plant in the United States. We do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.
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
     Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, while our obligations with our contract manufacturers in China are typically denominated in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, the Chinese government announced in 2005 that the Chinese yuan has moved to a managed floating exchange rate regime, which could lead to our suppliers in China negotiating increased pricing terms with us.
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

iROBOT CORPORATION
Date: October 31, 2007	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002