Form 10-K
period 2007-12-29
IROBOT CORP
filed 2008-02-25
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $325,453,593 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 29, 2007.

As of February 22, 2008, there were shares 24,511,800 of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 29, 2007. Portions such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended December 29, 2007

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

iRobot, Roomba, Scooba, PackBot, Warrior, Looj, Verro, Create, ConnectR and AWARE are trademarks of iRobot Corporation. Gator, M-Gator and R-Gator are trademarks of Deere & Company.

Overview

iRobot Corporation (“iRobot” or the “Company”) provides robots that enable people to complete complex tasks in a better way. For over 18 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robots, Scooba floor washing robot and Looj gutter cleaning robot perform time-consuming domestic chores, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s transformational Future Combat Systems, or FCS, program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.

Since our founding by roboticists who performed research at the Massachusetts Institute of Technology, we have accumulated expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. For example, our proprietary AWARE Robot Intelligence Systems enable the behavioral control of robots. Our AWARE systems allow our Roomba floor vacuuming robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.

Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing consumer and military applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elder care, oil services, home automation, landscaping, agriculture, construction and other vertical markets. Our strategy is to maintain a leadership position in pursuing new applications for robot solutions by leveraging our ability to innovate, to bring new products to market quickly, to reduce costs through design and outsourcing capabilities, and to commercialize the results of our research, much of which is government funded.

Over the past five years, we sold more than 3 million of our home care robots. We also sold during that time more than 1,200 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

Strategy

Our objective is to rapidly invent, design, market and support innovative robots that will expand our leadership globally in our existing and newly addressable markets. Key elements of our strategy to achieve this objective include:

Deliver Great Products and Continue to Expand Our Existing Markets.  Our success is built upon our ability to deliver a broad range of innovative products rapidly at economical price points and to offer a broad product line to our customers. Within the consumer market today we offer floor cleaning products for various surfaces at multiple price points, a gutter cleaning product, a pool cleaning product, and a number of product accessories. We are extending our military robot offerings from small, unmanned ground vehicles (such as our PackBot line of robots) to full-scale autonomous vehicles such as R-Gator. In addition, we intend to leverage our increasing installed base to expand our revenues from recurring sales of consumables, services and support.

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

Leverage Research and Development Across Different Products and Markets.  We leverage our research and development across all of our products and markets. For example, we use technological expertise developed through government-funded research and development projects across our other product development efforts. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. This strategy helps us in avoiding the need to start each robot project from scratch, developing robots in a cost-effective manner and minimizing time to market.

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

Complement Core Competencies with Strategic Alliances.  Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. For example, our alliance with The Boeing Company allows us to accelerate product development of the SUGV, through extensive use of Commercial Off The Shelf (COTS) components, our alliance with Advanced Scientific Concepts, Inc. (ASC) allows us to integrate LADAR technology for navigation and mapping applications into our autonomous vehicles, our alliance with TASER International, Inc. allows us to integrate TASER electronic control devices built on our PackBot robot platforms, our alliance with Deere & Company allows us to integrate our robot controls, navigation and obstacle avoidance systems with rugged vehicles manufactured by Deere & Company, our alliance with The Clorox Company, through which Clorox manufactures cleaning fluid, allows us to integrate world-class cleaning technology and know-how into our Scooba floor washing robot. We outsource other non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.

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

AWARE Robot Intelligence Systems.  Our proprietary AWARE Robot Intelligence Systems are code bases that enable the behavioral control of robots. Moreover, the AWARE systems include modules that control behaviors, sensor fusion, power management and communication. Our AWARE systems allow our Roomba floor vacuuming robot and our Scooba floor washing robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots and our unmanned ground vehicles to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.

Real-World, Dynamic Sensing.  The degree of intelligence that our robots display is directly attributable to their ability to perceive — or sense — the world around them. Using specialized hardware and signal processing, iRobot has developed sensors that fit particular cost-performance criteria. In other cases, we use off-the-shelf sensing hardware, such as laser scanners, cameras and optical sensors. We have recently entered into an agreement with Advanced Scientifics Concepts, Inc. for exclusive rights to use its patented 3D Flash Laser Radar, or LADAR, technology for unmanned ground vehicles and robots. This Flash LADAR technology is a next-generation solid state sensor that marks an important advancement for navigation and mapping applications for all autonomous vehicles. Additionally, we have an agreement with ICx Technologies to integrate its explosive-detecting technology into our Packbot platform. The payload, called the ICx Fido for iRobot PackBot 500, can detect explosive vapors emanating from Improvised Explosive Devices (IED’s).

User-Friendly Interfaces.  Our robots require that users interact and instruct our robots in intuitive ways without extensive end-user set-up, installation, training or instruction. For example, our Roomba robots require only one button to have the robot begin its mission, determine the size of the room to be cleaned, thoroughly clean the room and return to its re-charger, right out of the box without any pre-programmed knowledge of the user’s home. Similarly, our PackBot robots use intuitive controllers, interoperable between systems, that integrate high-level supervisory commands from the user into the behaviors of the robot.

Tightly-Integrated, Electromechanical Design.  Our products rely on our ability to build inherently robust integrated electrical and mechanical components into required form factors. For instance, the computer that powers the PackBot tactical military robot must withstand being dropped from more than ten feet onto concrete. Such high performance specifications require tight design integration.

Combining these four components, we have created proprietary, reusable building blocks of robotics capabilities, including mobility platforms, manipulators, navigation and control algorithms and user interfaces. Our technology building blocks typically allow us to take a known platform and modify it for a new mission instead of starting from scratch for each application. We believe this allows us to design and develop innovative robots cost-effectively.

Products and Development Contracts

We design and sell robots for the consumer and government and industrial markets.

Consumer Products

We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.

Home Floor Cleaning Robots.  Over the past five years, we sold more than 3 million home floor cleaning robots. We currently offer multiple Roomba floor vacuuming robots and Scooba floor washing robots with varying price points and performance characteristics.

Our Roomba robot’s compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. Roomba is programmed to keep operating until the floor is clean. In addition, Roomba eliminates the need to push a vacuum — it cleans automatically upon the push of a button.

All of our current Roomba floor vacuuming robots include the following features:

•	the ability to sense a “cliff” or drop-off point and to react by reversing course automatically;

•	a non-marring bumper to clean up to obstacles without damaging furniture or walls;

•	a self adjusting cleaning head;

•	a wide cleaning path to clean an entire room on a single battery charge;

•	a spinning side brush to clean along surface edges;

•	dirt-sensing, which allows the Roomba robot to detect dirtier areas in the home and respond by increasing and extending the intensity of its cleaning efforts in that concentrated space; and

•	improved cleaning and maintenance operations, enhancing the user friendliness of the Roomba robot.

Select Roomba models also feature automatic self-docking, which enables the robot to return to its Home Base for battery recharging when its battery runs low or it has cleaned the room, and an advanced power system that charges in approximately three hours. These Roombas can clean, on average, three rooms on a single charge.

In 2007, we introduced our new Roomba 500 series, which features more powerful and efficient vacuuming performance. These robots can free themselves from almost any household jam, minimizing the need to prep rooms before Roomba begins cleaning. Using wireless technology, the robots now know when they have finished cleaning one room and then move on to the next.

The Roomba 500 series includes the following new features:

•	a solid, heavy-duty design featuring modular components for enhanced durability and easy servicing;

•	anti-tangle technology so Roomba can extract itself from tassels and cord tangles;

•	our proprietary built-in, light-touch intelligent sensing system that can detect when Roomba is approaching a wall or obstacle and automatically slow the robot for a gentler impact and quieter operation;

•	one-button activation, simply press “clean” and go;

•	a built-in voice tutorial for new users that demonstrates Roomba’s features right out of the box;

•	a new mobility platform that allows Roomba to travel on thicker carpets, climb higher thresholds, and transition easily between floor surfaces;

•	new dustbin holds significantly more debris; and

•	colorful faceplates in white, steel blue, champagne, burnt orange, silver, charcoal, and chestnut so people can personalize Roomba to match their style.

The Roomba 530 includes all of these features and cleans up to three standard rooms before returning to its Home Base to recharge. Roomba 530 also comes with two standard Virtual Walls that confine the robot to certain areas using an infrared beam. The suggested retail price for the Roomba 530 is $299.

The iRobot Roomba 560 includes Virtual Wall Lighthouses. These mini-towers — just 4.25 inches tall by 3.5 inches wide — help orient Roomba via radio frequency communications and guide Roomba systematically through the home. The Virtual Wall Lighthouses confine the Roomba to one room until that room is thoroughly cleaned, and then guide Roomba into the next room. Once Roomba 560 is finished cleaning, or when its battery is running low, the Virtual Wall Lighthouses direct the robot to its Home Base to dock and recharge. Roomba 560 also includes an on-board scheduling function, so it can be programmed to automatically clean up to seven days a week, even when owners are away. The suggested retail price for the Roomba 560 is $349.

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

Scooba has the ability to navigate around the room using a light-touch bumper and is smart enough to avoid carpets. Scooba features an advanced diagnostic system to provide the user with important maintenance feedback and improve user experience and product life. The suggested retail price for the Scooba robots range from $249 to $499.

With The Clorox Company, we have developed a specially-engineered cleaning solution for use with the Scooba floor washing robot. We began collaborating with The Clorox Company in 2004 to create a cleaning solution that, when combined with the Scooba, would clean hard floor surfaces and assist in the mobility of the robot.

Pool Cleaning Robots

In 2007, we introduced our Verro Pool Cleaning Robot, which is used to clean a standard size pool in about an hour while removing debris as small as two microns from the pool floor, walls and stairs. Verro is brought to market under the iRobot brand through a relationship with the Aqua Products Group companies including AquaJet LLC and Aquatron, Inc., which developed the pool-cleaning robots. There are two models available with suggested retail prices of $799 and $1,199, respectively.

Gutter Cleaning Robots

In 2007, we introduced our Looj Gutter Cleaning Robot, which is designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter from one location, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning. The 2.25-inch high Looj drives easily under gutter straps propelled by a three-stage auger that dislodges and sweeps out dirt, leaves and other debris that can cause costly water damage, overspills and ice dams.

The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning. The suggested retail price for the Looj ranges from $99 to $129.

Virtual Visiting Robot

In 2007, we announced our ConnectR Virtual Visiting Robot to be released at a future date. The ConnectR marks our entry into a new category of virtual communication and interaction, a significant step beyond our traditional universe of cleaning and maintenance. ConnectR is a new kind of communications system designed for today’s busy families and individuals seeking greater connection and involvement with kids, grandchildren, friends and pets. Product development is ongoing and the ConnectR is not yet available to the consumer market.

Programmable Robot

In 2007, we introduced the Create Programmable Robot, which is a fully assembled programmable robot. The Create has 10 built in demos and 32 sensors that allow users to experiment with robotics. An open cargo bay allows the user to add their own grippers, wireless connections, computers or other hardware. The Create is based on the iRobot Roomba technology and is compatible with Roomba’s re-chargeable batteries, remote control and other accessories. The suggested retail price for the Create ranges from $129 to $299.

Government and Industrial Products

Our current government and industrial product offerings include our PackBot and PackBot 510 line of small, unmanned ground robots and the prototype R-Gator unmanned ground vehicle. Our government and industrial robots are designed for high-performance, durability and ease of use. Our PackBot family of robots is based on a common platform and is currently priced from approximately $50,000 to $185,000 per unit. As of December 2007, more than 1,200 PackBot robots had been delivered worldwide.

In 2007 we brought to market the next generation PackBot, the PackBot 510. The PackBot 510 was designed specifically to address evolving end-user requirements for a stronger, faster and easier-to-use robot. Thirty percent faster than its predecessor, the robot features greater top-end speed to reduce deployment time. It also features increased torque, resulting in greater load pull/load capacity. Its rounded cleats reduce detracking and optical fiber entanglement. The robot’s new hand controller is modeled after video-game controllers, making PackBot 510 easier to use, and resulting in less training time and more rapid operations in the field. The PackBot 510 currently is offered in 2 main kit configurations:

iRobot PackBot 510 with EOD Kit.  This advanced robot quickly adapts to different Improvised Explosive Devises or IEDs, conventional ordnance and SWAT missions — keeping EOD personnel at safe stand-off distances. It features an enhanced chassis, improved manipulator, simplified hand controller and four cameras, making it faster, stronger and easier to-use. Relative to the standard PackBot EOD, the more powerful manipulator doubles lifting, carrying and manipulation capacity.

iRobot PackBot 510 with FasTac Kit.  This robot investigates suspicious objects and identifies roadside bombs and other IEDs, as well as unexploded ordnance, while keeping troops at safe standoff distances. As a lighter-weight alternative to other EOD robots, PackBot 510 with FasTac Kit is practical for infantry use.

We also offer more than 45 accessories of the PackBot that constitute additional capabilities for the robot, expanding its range and scope of missions.

We continue to sell and support our original PackBot line. Popular configurations include those listed below.

iRobot PackBot Scout.  PackBot Scout is a portable, tactical, mobile robot designed for military operations in urban terrain and other 21st century battle missions. This lightweight, rugged robot can be hand-carried and deployed by a single soldier. Deployed in Afghanistan and Iraq for the past several years, PackBot Scout is designed to search dangerous or inaccessible areas, providing soldiers with a safe first look so they know what to expect and how to respond. Only 40 lbs (18 kg) fully loaded, PackBot Scout offers five open payload bays for significant upgrade potential. The PackBot Scout is our most rugged PackBot configuration, able to sustain a 10-foot drop onto concrete and still function properly.

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

iRobot PackBot with ICx Fido Explosives Detection Kit.  This explosives-sniffing robot screens packages and other potentially dangerous items while the operator remains at a safe distance. With all-terrain capability that enables it to go virtually anywhere, the robot places ultra-sensitive detectors close to suspicious items and determines within seconds if they are hazardous or harmless. The iRobot PackBot with ICx Fido Explosives Detection Kit is an advanced security solution that also pinpoints people involved in the construction and deployment of explosive devices.

R-Gator Unmanned Ground Vehicle.  The R-Gator combines the field-proven technologies of the Deere & Company M-Gator and our PackBot with state-of-the-art robot controls, navigation and obstacle detection technologies jointly developed for R-Gator’s critical missions. The iRobot-John Deere R-Gator is a versatile and rugged platform capable of taking on a wide variety of critical unmanned missions, such as a perimeter guard, unmanned scout, “point man,” supply carrier and more. In conjunction with Deere & Company, we have made available a limited number of R-Gator prototypes for evaluation by a number of potential government customers. The net future proceeds of R-Gator sales, if any, will be shared between us and Deere & Company, subject to recoupment of each party’s respective contribution to the project.

Contract Research and Development Projects

We are involved in several contract development projects with various U.S. governmental agencies and departments. The durations of these projects range from a few months to several years. These projects are usually funded as either cost-plus arrangements, firm fixed price, or time and materials contracts. In a cost-plus contract, we are allowed to recover our actual costs plus a fixed fee. The total price on a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. Under a firm fixed price contract, we receive a fixed amount upon satisfying contractually defined deliverables. On our time and materials contracts, we recover a specific amount per hour worked based on a bill rate schedule, plus the cost of direct materials, subcontracts, and other non-labor costs, including an agreed-upon mark-up. A time and materials contract may provide for a not-to-exceed price ceiling, as well as the potential that we will absorb any cost overrun.

Government funding is provided to further the development of robot technologies to solve various in-field challenges and with the expectation that if the projects result in the development of technically viable prototypes, then the government will purchase multiple production units for future use in the field. The government funding that we receive allows us to accelerate the development of multiple technologies. While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient’s use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. The contract development projects that we are currently undertaking include, but are not limited to:

Small Unmanned Ground Vehicle (SUGV) and Centralized Controller Device (CCD).  Future Combat Systems (FCS) is a major program intended to transform the U.S. Army to be strategically responsive and dominant at every point on the spectrum of operations, through real-time network centric communications and systems of a family of manned vehicles and unmanned platforms by the next decade. The FCS program combines advanced technologies, organizations, people and processes with concepts to create new sources of military power that are more responsive, deployable, agile, versatile, lethal, survivable and sustainable. The FCS system of systems is designed to provide increased strategic responsiveness, adaptive modular organizations, and units of action with three to seven days of self-sustainment.

Our specific role in the FCS program is to design and develop the SUGV, which is intended to be the “soldier’s robot.” The SUGV is expected to be a light-weight, man-portable robot that will support reconnaissance, remote sensing and urban warfare. In addition, we have been selected by Lockheed Martin Corporation, the provider of the CCD for the FCS program, to be a key supplier of design and development for the CCD’s controls and display through its estimated delivery in 2015. The CCD is a handheld device that will allow an individual soldier to remotely control or query the systems in an FCS brigade — from a Class I

Unmanned Aerial Vehicle to an unmanned ground system. Our involvement in the FCS program has enabled us to improve various management and control systems and enhance our engineering capabilities to achieve the Software Executive Institute’s Configuration Maturity Model certification Level III. The program has also funded the development of earned value measurement and advanced modeling and simulation.

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

Sentinel.  Sentinel is an applied research project funded by the U.S. Army Tank — Automation and Armaments Command, or TACOM. Unmanned Ground Vehicles, or UGVs, have taken an increasingly prominent role in the modern battlespace, whether providing intelligence, surveillance and reconnaissance, or performing vital force protection functions such as searching for vehicle-borne improvised explosive devices. In order for these unmanned systems to realize their full potential as a force multiplier, they must grow beyond their one-operator-per-vehicle command and control metaphors. Sentinel is aimed at developing intuitive user interface technologies and UGV autonomy allowing a single human operator to effectively control and coordinate multiple semi-autonomous UGVs.

UGV/UAV Collaborative Engagement.  In coordination with researchers from Carnegie Mellon University, the goal of this U.S. Army Armament Research, Development and Engineering Center (ARDEC)-funded project is to develop a collaborative engagement tool for mission planning and task allocation for the command and control of multiple unmanned air and ground vehicles. The primary project objective of this effort is to design an automated software tool that facilitates the dynamic collaboration of unmanned air and ground vehicles to enable effective joint operations. This capability will be demonstrated in a mission scenario using a UAV to find, identify, and locate a target of interest on the ground, for example a suspicious vehicle, and then automatically engaging a UGV to navigate to the designated target to provide precise location and ground-based tracking.

We are engaged in a number of other research programs funded by the U.S. Army Research, Development & Engineering Center, or ARDEC, TACOM, and several other U.S. governmental agencies.

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

Among the strategic alliances we have established with commercial entities are the following:

The Boeing Company.  We have entered into a strategic business agreement with The Boeing Company to develop and market a commercial version of the SUGV that is being developed under the Army’s FCS program. This collaboration will accelerate product development, though extensive use of Commercial Off The Shelf (COTS) components, to produce a commercial version of the SUGV robots several years earlier than previously planned for use by our U.S. military, domestic and international customers. In addition to cooperative development, we will be working jointly with The Boeing Company, leveraging its extensive, domestic and international marketing network, to market the new commercial SUGV product.

Advanced Scientific Concepts, Inc. (ASC).  We have entered into an agreement, in fiscal 2007, for exclusive rights to use ASC’s patented 3D Flash Laser Radar, or LADAR, technology for unmanned ground vehicles in exchange for future commitments to purchase units. ASC’s patented Flash LADAR technology is a next-generation solid state sensor that marks an important advancement for navigation and mapping applications for all autonomous vehicles. Flash LADAR sensors have no moving parts and can be compact, light and rugged, making them highly suitable for military and industrial uses. We will assist ASC in designing versions of its LADAR technology for use on our military robots ranging from the SUGV to Intelligent Vehicles such as R-Gator. We expect to demonstrate the technology to military customers starting in 2008, with delivery of a product expected in 2009.

TASER International, Inc.  We have entered into a strategic business agreement, in fiscal 2007, to develop new robots that can remotely engage, incapacitate and control dangerous suspects with integrated TASER electronic control devices, built on our PackBot robot platforms.

Deere & Company.  We have a strategic business agreement with the commercial and consumer equipment division of Deere & Company to explore multiple projects involving technology and product development and commercialization efforts. We have collaborated with Deere & Company on the development of the R-Gator unmanned ground vehicle. Deere & Company has provided funded research and development, access to its M-Gator military utility vehicle platform and certain other technology, and we have provided robot technologies. Technology independently developed by either Deere & Company or us will be owned by the developing party. We and Deere & Company have produced a limited number of R-Gator prototypes for evaluation by potential customers.

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

Home Robots

We sell our consumer products through a network of national retailers. In 2007, this network consisted of more than 30 retailers, representing over 7,000 stores in the United States, each of which sold some combination of these products. We also offer our products through the iRobot on-line store on our website. Internationally, our products are sold in over 40 countries, primarily through in-country distributors who resell to retail stores in their respective countries.

We have a philosophy to choose supportive channel partners, and we have grown, and intend to continue to selectively grow our retail network globally and by product line. We expanded to more than 30 retailers in 2007 from 20 retailers in 2006. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. The table below represents the breakdown of our home robots product revenue for the fiscal years ended December 29, 2007 and December 30, 2006.

	Fiscal Year Ended
	December 29,	December 30,
Channel	2007	2006

Domestic	61.6%	72.7%
International	15.0	11.3
Direct	23.4	16.0

Total	100.0%	100.0%

Although our retail network is our primary distribution channel for our consumer products, the continued investment in our direct-to-consumer offerings through the iRobot on-line store has resulted in this direct channel increasing to 23.4% of home robots division revenue in fiscal 2007 compared to 16.0% in fiscal 2006. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets to provide an enhanced position from which to improve our distribution and product offerings.

In the United States, we maintain an in-house sales and product management team of 14 employees, and we have an international sales force of 3 employees. Outside of the United States and Canada, we sell our consumer products through distributors. Our consumer distribution strategy is intended to increase our global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Government and Industrial

We sell our government and industrial products directly to end users and indirectly through prime contractors and distributors. While the majority of government and industrial products have been sold to date to various operations within the U.S. federal government, we also sell to state and local as well as to international government organizations. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Israel, Australia, Republic of Korea, Singapore and others.

Customers for our government products, and research & development contracts for the year ended December 29, 2007, include:

Robot Product Customers	Research and Development Contracts

• U.S. Army	• U.S. Army Future Combat Systems (FCS) Program
• U.S. Marine Corp	• U.S. Defense Advanced Research Projects Agency (DARPA)
• U.S. Army and Marine Corp Robotic Systems Joint Program Office	• U.S. Space and Naval Warfare Systems Command (SPAWAR)
• U.S. Navy EOD Technical Division (Joint Services Explosive Ordnance Disposal Procurement Agency)	• U.S. Army Tank-Automotive and Armaments Command (TACOM)
• U.S. Air Force	• Technical Support Working Group (TSWG)
• Domestic Police and First Responders	• U.S. Army Armament Research, Development and Engineering Center (ARDEC)
• Foreign governments, including the United Kingdom, France, Germany, Sweden, Norway,	• National Center for Defense Robotics (NCDR)
Israel, Australia, Republic of Korea, Singapore	• Office of Naval Research (ONR)

Our government products are sold by a team of 12 government sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a single person direct sales and support presence in Europe.

Customer Service and Support

We also invest in our ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations, are extensively trained on the technical intricacies of our consumer products. Government and industrial customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations.

Marketing and Brand

We market our home robots in the United States to end-user customers directly through our sales and product management team of 14 employees. We also market our consumer products in the United States through our retail network of more than 30 national retailers and internationally through in-country distributors and our international sales team of 3 employees. We market our government and industrial products directly through our team of 12 government sales specialists to end users and indirectly through prime contractors. We also market our product offerings through the iRobot website. Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 18.0% of our total revenue in both 2007 and 2006.

We believe that we have built a trusted, recognized brand by providing high-quality robots. We believe that customer word-of-mouth has been a significant driver of our brand’s success to date, which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences. Our grass-roots marketing efforts focus on feeding this word-of-mouth momentum and we use public relations as well as advertising to promote our products.

Our innovative robots and public relations campaigns have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion as the only small business among the first-tier partners on the FCS program has greatly enhanced our brand and awareness among government and industrial customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.

We expect to accelerate our investment in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness. We believe that our significant in-house experience designing direct marketing campaigns and promotional materials, combined with our media-targeting expertise, gives us a significant competitive advantage.

Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products. Our home robots and accessories are also sold through our online store. In 2007, the online store was the single largest outlet of our home robots division products.

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

We outsource the manufacturing of our consumer products to two contract manufacturers, Jetta Company Limited and Kin Yat Industrial Co. Ltd., each of which manufactures our consumer products at a single plant in China. Jetta Company Limited has been manufacturing products since 1977 and brings substantial experience to our production requirements. Jetta Company Limited has several manufacturing locations and recently expanded one of its facilities to increase capacity for the production of our Roomba 400 series and Scooba robots. Kin Yat Industrial Co. Ltd. has been in business since 1981, has several manufacturing locations in China, and began manufacturing our Roomba 500 series in 2007. Combined with our own engineering operations in India and Hong Kong, this allows us to design our products in both the United States and India, use our own engineers in the United States, India and Hong Kong as technical interfaces with the facilities in China, and benefit from the experience of Jetta Company Limited, Kin Yat Industrial Co. Ltd. and their engineers.

Our government and industrial products are manufactured by Gem City Engineering Corporation at one plant in Dayton, Ohio. Gem City Engineering Corporation’s location is particularly important as military products supplied to the U.S. government must have the majority of their content manufactured in the United States. Gem City Engineering Corporation has multiple facilities and relies on other subcontractors for certain component manufacturing capabilities. Gem City Engineering Corporation has been in the business of manufacturing primarily metal-tooled products since 1936, and has produced numerous products for military contractors. We believe that its engineers are skilled in the production of products meeting military specifications, preparing final products for military inspection and conducting quality reviews.

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, our research and development expenses were $17.1 million, $17.0 million and $11.6 million, respectively. In addition to our internal research and development activities, for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $18.8 million, $15.6 million and $12.5 million, respectively. Of our total research and development spending in 2007 and 2006, approximately 37.9% and 36.4%, respectively was funded by government-sponsored research and development contracts. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

Team Organization

Our research and development is conducted by small teams dedicated to particular projects, examples of which include the Roomba team, Scooba team, Warrior team and PackBot team. In connection with our FCS SUGV program involving more than 50 employees, we have instituted a formal integrated product team structure consisting of integrated System of Systems, Integrated Logistical Support, Program Operations and Business Operations teams to work together to deliver a platform that integrates with the FCS system of systems.

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

The first stage of the cycle takes place in both our Burlington, Massachusetts and Mysore, India offices where we focus on product definition, prototyping, market research and financial analysis. We then create a design that is manufacturable, including complete modeling and simulation and initial validation of the product/market concept. After the initial development of the prototypes, we leverage the team in Hong Kong for the production stage of the cycle.

During this stage, engineers on two continents work on refining the designs, preparing the product for manufacturing and working through the issues for pilot production, including detailed regression testing. The product is then turned over to the contract manufacturer for volume production.

Spiral Development

One of the methods we use to develop military products is a “spiral development” process to get field tested equipment to the troops more quickly. After we develop a new product or product upgrade that will fulfill the desired requirements of the user, the product is tested with soldiers in the field. The user provides performance feedback on the product to the in-field engineer. Revisions are made quickly to retest in the field. This method has allowed our research and development team to not only make revisions on existing products quickly and efficiently, but also capture feedback for future upgrades and innovations to meet user needs. Periodically we send engineers in the field with our PackBot tactical military robots to solicit feedback from users which is often times incorporated into future product development and product enhancements. We intend to solicit similar user feedback in the field for the prototype intelligent vehicles.

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

Competition

The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our current principal competitors include:

•	developers of robot floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., ACE ROBOT Co., Ltd. and Yujin Robotic Co. Ltd.

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.

While we believe many of our customers purchase our Roomba floor vacuuming robots and Scooba floor washing robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners and wet floor cleaning methods, we do compete in some cases with providers of traditional cleaning products.

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

As of December 29, 2007, we held 33 U.S. patents and more than 100 pending U.S. patent applications. Also, we held 11 foreign patents, additional design registrations, and more than 40 pending foreign applications. Our first U.S. patent is set to expire on April 19, 2008. We do not expect the expiration of this patent to adversely affect our intellectual property position. Our other U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

Our registered U.S. trademarks include iRobot, Roomba, Scooba, iRobot Dirt Dog, Create, PackBot, Home Base and Virtual Wall. Our marks, iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

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

Government Product Backlog

Our government product backlog consists of written orders or contracts to purchase our products received from our government customers. Total backlog of product sales to government customers as of December 29, 2007 and December 30, 2006 amounted to approximately $26.1 million and $7.5 million, respectively. We do not have long-term contracts with non-government customers, and purchases from our non-government customers generally occur on an order-by-order basis, which can be terminated or modified at any time by these customers. In addition, our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to product sales to our non-government customers and funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of December 29, 2007, we had 423 full-time employees located in the United States and abroad, of whom 202 are in research and development, 95 are in operations, 36 are in sales and marketing and 90 are in general and administration. We believe that we have a good relationship with our employees.

Available Information

We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Hong Kong, the United Kingdom, China and India. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our financial results often vary significantly from quarter-to-quarter due to a number of factors,which may lead to volatility in our stock price.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. For instance, our consumer product revenue is significantly seasonal. For the fiscal years ended December 29, 2007 and December 30, 2006, we generated 74.6% and 64.5%, respectively, of our revenue from sales of consumer products in the second half of the year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations will be due to numerous factors including:

•	seasonality in the sales of our consumer products;

•	the size and timing of orders from retail stores for our home care robots;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs of labor and raw materials;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	price reductions;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.

Predicting revenue for any particular quarter and from sales of our consumer products includes many challenges. Chain stores and other national retailers typically place orders for the holiday season in the third quarter and early in the fourth quarter. The timing of these holiday season shipments could materially affect our third or fourth quarter results in any fiscal year. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Our future profitability may fluctuate, and we have a limited operating history on which you can base your evaluation of our business.

As of December 29, 2007, we had an accumulated deficit of $11.6 million. Over the past four years, our accumulated deficit has decreased by $15.5 million due to annual operating profitability. Because we operate in a rapidly evolving industry, there are challenges to predicting our future operating results, and we cannot be certain that our revenues will grow at rates that will allow us to maintain profitability during every fiscal quarter, or even every fiscal year. In addition, we only have limited operating history on which you can base your evaluation of our business.

A majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.

For the years ended December 29, 2007 and December 30, 2006, we derived 58.0% and 59.5% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will continue to be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our results in 2008 will depend in part on the success of product lines introduced during 2007, such as the Roomba 500 series robot, Verro pool cleaning robot and the Looj gutter cleaning robot, and there can be no assurance that these new products will achieve or maintain any level of retail or consumer acceptance. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.

For the years ended December 29, 2007 and December 30, 2006, we derived 34.9% and 34.4% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended December 29, 2007 and December 30, 2006, 45.0% and 59.8% of our contract revenue was derived from our participation in the U.S. Army’s Future Combat Systems program, respectively. Future sales of our PackBot robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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

We currently depend on one contract manufacturers, Jetta Company Limited, to manufacture our Roomba 400 series and Scooba series of home robot products at a single plant in China, and one contract manufacturer, Kin Yat Industrial Co Limited, to manufacture our Roomba 500 series of home robot products at plants in China. Moreover, we rely on one contract manufacturer, Gem City Engineering Corporation, to manufacture our military products at a single plant in the United States. We do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.

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

Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, while our contract obligations with our contract manufacturers in China are typically denominated in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices.

Any efforts to expand our product offerings beyond our current markets may not succeed, which could negatively impact our operating results.

We have focused on selling our robots in the home floor care and military markets. We plan to expand into other markets. For example, we have devoted significant time and incurred expenses in connection with the development of our Looj gutter cleaning robot and ConnectR virtual visiting robot. Efforts to expand our product offerings beyond the two markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our headcount and operations are growing rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From December 30, 2006 to December 29, 2007, the number of our employees increased from 371 to 423. We anticipate further growth will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and employees. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, we face risks associated with managing operations outside the United States, including operations in Hong Kong, China, India and the United Kingdom. To manage the expected continued growth of our headcount and operations, we will need to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

If the consumer robot market does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to achieve our anticipated level of growth.

We derive a substantial portion of our revenue from sales of our consumer robots, including our home care robots. For the years ended December 29, 2007 and December 30, 2006, consumer robots accounted for 58.0% and 59.5%, respectively, of our total revenue. We face challenges in predicting the future growth rate or the size of the consumer robot market in general or the home care robot market in particular. Demand for home care robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods. The expansion of the home robot market and the market for our products depends on a number of factors, such as:

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

We derive a substantial portion of our revenue from sales to and contracts with U.S. federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. For the years ended December 29, 2007 and December 30, 2006, U.S. federal government orders, contracts and subcontracts accounted for 34.9% and 34.4%, respectively, of our total revenue. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. We cannot assure you that future levels of expenditures and authorizations will continue for governmental programs in which we provide products and services. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our government product and funded research and development revenues and prospects, which would harm our business, financial condition and operating results. Our operating results may also be negatively impacted by other developments that affect these governments and government agencies generally, including:

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

These developments and other factors could cause governments and governmental agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations

We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.

We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners. We also compete in some cases with providers of traditional vacuum cleaners. Our current principal competitors include:

•	developers of robot floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., ACE ROBOT Co., Ltd. and Yujin Robotic Co. Ltd.

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, BAE Systems, Inc. and General Dynamics Corporation.

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

Our home robots revenue is significantly seasonal. For the fiscal years ended December 29, 2007 and December 30, 2006, we generated 74.6% and 64.5%, respectively, of our revenue from sales of consumer products in the second half of the year. We expect a majority of such revenue will continue to be generated in the second half of the year for the foreseeable future. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

We and our outsourced manufacturers obtain hardware components, various subsystems, raw materials and batteries from a limited group of suppliers, some of which are sole suppliers. We do not have any long-term agreements with these suppliers obligating them to continue to sell components or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross profit and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all. In particular, the prices of ABS plastic and nickel (for batteries) have fluctuated greatly and we cannot provide assurance that the prices of these components will not materially impact our results of operations.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. Our quality control procedures relating to the raw materials and components that it receives from third-party suppliers as well as our quality control procedures relating to its products after those products are designed, manufactured and packaged may not be sufficient. In addition, increased development and warranty costs, including the costs of any mandatory or voluntary recall or product upgrades, could be substantial and could reduce our operating margins. Moreover, because military robots are used in dangerous situations, the failure or malfunction of any of these robots, including our own, could significantly damage our reputation and support for robot solutions in general. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

The robot industry is and will likely continue to be characterized by rapid technological change,which will require us to develop new products and product enhancements, and could render our existing products obsolete.

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

Chain stores and other national retailers are the primary distribution channels for our consumer robots and accounted for approximately 31.4% and 41.6% of our total revenue for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. We do not have long-term contracts regarding purchase volumes with any of our distributors. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our distributors. A decision by a major retail distributor, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our distributors, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail distributor relationship with us or in a retail distributor’s financial position could cause us to limit or discontinue business with that distributor, require us to assume more credit risk relating to that distributor’s receivables or limit our ability to collect amounts related to previous purchases by that distributor, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our home care robot sales.

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

If we cannot maintain our existing collaborations or establish new collaborations, we may not be able to develop additional products. We anticipate that some of our future products will be developed and commercialized in collaboration with companies that have expertise outside the robot field. For example, we are currently collaborating with: The Boeing Company, acting by and through its Integrated Defense Systems Combat Systems business unit, on the development of the PackBot SUGV-Early; Deere & Company on the development of the R-Gator unmanned ground vehicle; TASER International, Inc. on the development of robots that can remotely engage, incapacitate and control dangerous suspects; and The Clorox Company on the cleaning solution used in our Scooba floor washing robot. Under these collaborations, we may be dependent on our collaborators to fund some portion of development of the product or to manufacture and market either the primary product that is developed pursuant to the collaboration or complementary products required in order to operate our products. In addition, we cannot assure you that we will be able to establish additional collaborative relationships on acceptable terms.

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

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. For example in fiscal 2007 we consumed $27 million of our cash and short term investments. If similar consumptions of cash were to continue, we may need additional financing to execute on our current or future business strategies, including to:

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

The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. We also face increasing complexity in our product design as we adjust to new and upcoming requirements relating to our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). Similar laws and regulations have been or may be enacted in other regions, including in the United States, Canada, Mexico, China, the United Kingdom, Germany and Japan. There is no assurance that such existing laws or future laws will not impair future earnings or results of operations.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a portion of our revenue from international sales in various European markets, Canada, Japan, Korea and Singapore. For the fiscal years ended December 29, 2007 and December 30, 2006, sales to non-U.S. customers accounted for 13.1% and 11.0% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.

As of December 29, 2007, our $16.6 million of short-term investments consisted of auction rate securities. Recent uncertainties in the credit markets may result in certain of our investments in auction rate securities becoming subject to liquidity risk. Subsequent to December 29, 2007, the $16.6 million of auction rate securities held at December 29, 2007 have been liquidated.

As of February 21, 2008, we held $17.5 million of variable rate bonds or auction rate securities, all of which were purchased in January or February of 2008. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan

Program. On February 19, 2008 one auction failed for $2.5 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. All of our auction rate securities, including those subject to the prior failures, are currently rated AAA, the highest rating available by a rating agency. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investments without significant loss but the timing of such an outcome is uncertain. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on these investments in the near-term will affect our ability to execute our current business plan.

State and local taxing authorities may determine that we are required to collect and remit sales tax in additional jurisdictions.

We collect and remit sales tax in states in which we have a physical presence or in which we believe nexus exists, which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales.

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states, which could result in substantial tax liabilities and penalties in connection with past sales.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Additionally, there is no guarantee that we will realize our deferred tax assets.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have a material adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

At December 29, 2007 we had gross deferred tax assets of $12.9 million and a valuation allowance of $2.7 million resulting in net deferred tax asset of $10.2 million. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 29, 2007, our directors and executive officers and their affiliates collectively beneficially owned approximately 27.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Burlington, Massachusetts, where we lease approximately 82,000 square feet. Approximately 24,000 square feet of this lease expires on April 30, 2008 and the remainder expires on December 31, 2008. We lease 6,150 square feet of space at an adjacent facility in Burlington for our prototype work on unmanned ground vehicles. We also lease 7,550 square feet in Mysore, India and we lease smaller facilities in Hong Kong; Shenzhen, China; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

On February 22, 2007, we entered into an agreement to lease approximately 157,000 square feet for our new corporate headquarters in Bedford, Massachusetts to which we expect to relocate on or about May 1, 2008.

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

On August 17, 2007, we filed a lawsuit in Massachusetts Superior Court against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract, and seeking both injunctive and monetary relief. The case was subsequently removed to the United States District Court for the District of Massachusetts. On November 2, 2007, the court issued a preliminary injunction, and on December 21, 2007 issued a permanent injunction, against Robotic FX, Inc. and Mr. Ahed preventing the sale of products using certain of our trade secrets, including the Robotic FX Negotiator product.

In addition, on August 17, 2007, we filed a lawsuit in the United States District Court for the Northern District of Alabama against Robotic FX, Inc. alleging willful infringement of two patents owned by us, and seeking both injunctive and monetary relief. On December 21, 2007, the court entered a judgment that Robotic FX, Inc. knowingly infringed on both asserted patents.

In a related settlement, Robotic FX, Inc. will be dissolved and certain residual assets will be retained by us at our election. Mr. Ahed is prohibited from participating in competitive activities in the robotics industry for five years.

Our cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.7 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions. These contingent payments will be expensed, when and if earned.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “IRBT”. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

	High	Low

Fiscal 2006:
First quarter	$37.90	$25.49
Second quarter	$29.30	$20.50
Third quarter	$25.50	$16.09
Fourth quarter	$24.98	$17.55
Fiscal 2007:
First quarter	$19.48	$12.76
Second quarter	$20.74	$13.12
Third quarter	$24.30	$16.20
Fourth quarter	$20.70	$14.51

As of February 22, 2008, there were approximately 24,511,800 shares of our common stock outstanding held by approximately 143 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 22, 2008 was $18.03 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain the following four equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: Amended and Restated 1994 Stock Plan; Amended and Restated 2001 Special Stock Option Plan; Amended and Restated 2004 Stock Option and Incentive Plan; and 2005 Stock Option and Incentive Plan. Each of the foregoing compensation plans was approved by our stockholders. The following table represents information about these plans as of December 29, 2007:

	(A)	(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	3,246,088	$12.29	1,170,440
Equity compensation plans not approved by security holders	—	—	—

Total	3,246,088	$12.29	1,170,440

No further grants are being made under the Amended and Restated 1994 Stock Plan, the Amended and Restated 2001 Special Stock Option Plan and the Amended and Restated 2004 Stock Option and Incentive Plan.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 29, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of December 29, 2007 and December 30, 2006 and for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 29,	December 30,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except earnings per share amounts)

Consolidated Statement of Operations:
Revenue
Product revenue(1)	$227,457	$167,687	$124,616	$82,678	$46,655
Contract revenue	21,624	21,268	17,352	12,365	7,661

Total revenue	249,081	188,955	141,968	95,043	54,316
Cost of Revenue
Cost of product revenue	147,689	103,651	81,855	59,321	31,194
Cost of contract revenue	18,805	15,569	12,534	8,371	6,143

Total cost of revenue	166,494	119,220	94,389	67,692	37,337

Gross Profit(1)	82,587	69,735	47,579	27,351	16,979
Operating Expenses
Research and development	17,082	17,025	11,601	5,504	3,848
Selling and marketing	44,894	33,969	21,796	14,106	12,757
General and administrative	20,919	18,703	12,072	7,298	7,764
Litigation and related expenses(2)	2,341	—	—	—	—

Total operating expenses	85,236	69,697	45,469	26,908	24,369

Operating Income (Loss)	(2,649)	38	2,110	443	(7,390)
Net Income (Loss)	$9,060	$3,565	$2,610	$219	$(7,411)

Net Income (Loss) Attributable to Common Stockholders	$9,060	$3,565	$1,553	$118	$(7,411)

Net Income (Loss) Per Common Share
Basic	$0.37	$0.15	$0.13	$0.01	$(0.79)
Diluted	$0.36	$0.14	$0.11	$0.01	$(0.79)
Shares Used in Per Common Share Calculations
Basic	24,229	23,516	12,007	9,660	9,352
Diluted	25,501	25,601	14,331	19,183	9,352

(1)	Beginning in the first quarter of 2004, we converted from recognizing revenue from U.S. consumer product sales on a “sell-through” basis (when retail stores sold our robots) to a “sell-in” basis (when our robots are shipped to retail stores). As a result of this conversion, our revenue and gross profit in the first quarter of 2004 included $5.7 million and $2.5 million, respectively, from robots shipped prior to 2004.

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Item 3 — Legal Proceedings included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation.

	December 29,	December 30,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,735	$5,583	$76,064	$19,441	$4,620
Short term investments	16,550	64,800	—	—	—
Total assets	169,092	135,308	124,935	45,137	27,827
Total liabilities	58,865	40,389	37,379	31,921	25,624
Total redeemable convertible preferred stock	—	—	—	37,506	27,562
Total stockholders’ equity (deficit)	110,227	94,919	87,556	(24,290)	(25,359)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Verro and ConnectR products, PackBot tactical military robots, our home robot and government and industrial robot divisions, competition and strategy and our market position, market acceptance of our products, seasonal factors, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, credit facility and equipment facility, valuations of investments, valuation and composition of stock-based awards, SFAS No. 123(R), and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-

consuming domestic chores, in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s FCS program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.

As of December 29, 2007, we had 423 full-time employees. We have developed expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Over the past five years, we have sold more than 3 million of our home care robots. We have also sold more than 1,200 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

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

Revenue

We currently derive revenue from product sales and research and development programs. Product revenue is derived from the sale of our various home care robots and PackBot robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services to the expanding installed base of our robots.

We currently derive a majority of our product revenue from the sale of our home care robots and our PackBot tactical military robots. For the fiscal years ended December 29, 2007 and December 30, 2006, product revenues accounted for 91.3% and 88.7% of total revenue, respectively. For the fiscal years ended December 29, 2007 and December 30, 2006, our funded research and development contracts accounted for approximately 8.7% and 11.3% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.

For the fiscal years ended December 29, 2007 and December 30, 2006 approximately 59.3% and 65.4%, respectively, of our home robot product revenue resulted from sales to 15 customers, primarily U.S. retailers.

Direct-to-consumer revenue generated through our iRobot on-line store accounted for 23.4% of our home robot product revenue for the fiscal year ended December 29, 2007 compared to 16.0% in the fiscal year ended December 30, 2006. In addition, 86.0% and 88.4% of military product revenue, and 72.4% and 76.2% of funded research and development contract revenue, resulted from orders and contracts with the U.S. federal government in the fiscal years ended December 29, 2007 and December 30, 2006, respectively.

For the fiscal years ended December 29, 2007 and December 30, 2006, sales to non-U.S. customers accounted for 13.1% and 11.0% of total revenue, respectively.

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

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 29, 2007 and December 30, 2006, cost of product revenue was 64.9% and 61.8% of total product revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. During 2007 in particular, the cost of some materials increased significantly, especially nickel (for batteries). The aggregate cost of batteries for our home robots was especially impacted in 2007, as nickel prices more than doubled on a per ton basis. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. Compared to our PackBot tactical military robots, labor costs for our home robots comprise a greater percentage of the associated cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home robots could increase in the future.

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 29, 2007 and December 30, 2006, cost of contract revenue was 87.0% and 73.2% of total contract revenue, respectively.

Gross Profit

Our gross profit as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 29, 2007 and December 30, 2006, gross profit was 33.2% and 36.9% of total revenue, respectively.

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

For the fiscal years ended December 29, 2007 and December 30, 2006, research and development expense was $17.1 million and $17.0 million, or 6.9% and 9.0% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended December 29, 2007 and December 30, 2006, these expenses amounted to $18.8 million and $15.6 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	advertising, marketing and other brand-building costs;

•	fulfillment costs associated with direct-to-consumer sales through the iRobot on-line store;

•	customer service costs;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

As we focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future, as we intend to continue aggressively building on the iRobot brand.

For the fiscal years ended December 29, 2007 and December 30, 2006, selling, general and administrative expense was $65.8 million and $52.7 million, or 26.4% and 27.9% of total revenue, respectively.

Litigation and Related Expenses

In fiscal 2007, we incurred $2.3 million of litigation and settlement-related costs associated with two related lawsuits filed by us in August 2007. The first of these lawsuits was filed in Massachusetts Superior Court, and subsequently transferred to the United States District Court for the District of Massachusetts, against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract. The second lawsuit was filed in the United States District Court for the Northern District of Alabama against Robotic FX, Inc. alleging willful infringement of two patents owned by us. See Item 3 — Legal Proceedings included elsewhere in the Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

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

Accounting for Stock-Based Awards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

In a review of our stock-based compensation accounting methodology performed in the fiscal quarter ended June 30, 2007, we determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense, and a balance sheet reclassification of $0.8 million from deferred compensation to additional paid-in capital, were required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, we incorrectly valued 259,700 stock options that were granted between the date that we filed our initial Form S-1 registration statement with the Securities and Exchange Commission, or SEC, on July 27, 2005 and the date we became a public company (November 8, 2005). We believe, in accordance with APB No. 28, Interim Financial Reporting, paragraph 29, that this adjustment was not material to our full year results for 2007. In addition, we do not believe the adjustment is material to the amounts reported by us in previous periods. This cumulative adjustment was recorded during the three month period ended June 30, 2007 and is included in the cost of revenue and operating expenses for the fiscal year ended December 29, 2007.

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). As of December 29, 2007, the deferred stock-based compensation balance associated with these grants was $0.7 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.3 million, $0.3 million and $0.1 million for 2008, 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), we recognized $4.5 million of stock-based compensation expense during the fiscal year ended December 29, 2007 for stock options granted subsequent to our initial filing of our Form S-1 with the SEC. The unamortized fair value as of December 29, 2007 associated with these grants was $15.8 million with a weighted average remaining recognition period of 2.68 years.

The fair value of each option grant for the fiscal year ended December 29, 2007 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
December 29, 2007

Risk-free interest rate	3.23% — 4.90%
Expected dividend yield	—
Expected life	3.50 — 4.75 years
Expected volatility	50% — 55%

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, we performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop an expected volatility assumption.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 29, 2007 was $8.64.

During the fiscal year ended December 29, 2007, the Company recognized $116,000 and $43,000 of stock based compensation associated with restricted stock awards and restricted stock units, respectively. Unamortized expense associated with restricted stock awards and restricted stock units at December 29, 2007, was $363,000 and $429,000, respectively.

We have assumed a forfeiture rate of 5% for all stock options, restricted stock awards and restricted stock-based units granted subsequent to the Company’s initial filing of its Form S-1 with the SEC with the exception of those issued to executives and directors for which forfeiture rates of 0% and 2.5% were assumed for fiscal years 2006 and 2007, respectively. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.

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

We have $8.6 million of federal net operating loss carry-forwards as of December 29, 2007 relating to stock option deductions for which the tax effected amount of approximately $2.9 million would be credited to additional paid-in capital upon realization. The use of these net operating loss carry-forwards may be limited by changes in our ownership. We expect that these net operating loss carry-forwards will impact our tax liability over the next several years. There, however, can be no assurance as to the rate at which these net operating loss carry-forwards can be utilized, or as to whether there will be any other tax incentives available after 2007.

We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. In fiscal 2007, we completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. We continue to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At December 29, 2007, we have total deferred tax assets of $12.9 million and a valuation allowance of $2.7 million resulting in a net deferred tax asset of $10.2 million.

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

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Revenue
Product revenue	$227,457	$167,687	$124,616
Contract revenue	21,624	21,268	17,352

Total revenue	249,081	188,955	141,968

Cost of Revenue
Cost of product revenue(1)	147,689	103,651	81,855
Cost of contract revenue(1)	18,805	15,569	12,534

Total cost of revenue	166,494	119,220	94,389

Gross profit	82,587	69,735	47,579
Operating Expenses
Research and development(1)	17,082	17,025	11,601
Selling and marketing(1)	44,894	33,969	21,796
General and administrative(1)	20,919	18,703	12,072
Litigation and related expenses(2)	2,341	—	—

Total operating expenses	85,236	69,697	45,469

Operating (Loss) Income	(2,649)	38	2,110
Other Income (Expense), Net	3,151	3,831	676

Income Before Income Taxes	502	3,869	2,786
Income Tax Expense (Benefit)	(8,558)	304	176

Net Income	$9,060	$3,565	$2,610

(1)	Stock-based compensation recorded in 2007, 2006 and 2005 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Cost of product revenue	$692	$326	$33
Cost of contract revenue	386	267	58
Research and development	377	376	95
Selling and marketing	1,074	389	32
General and administrative	2,182	1,211	380

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Item 3 — Legal Proceedings included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation.

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Revenue
Product revenue	91.3%	88.7%	87.8%
Contract revenue	8.7	11.3	12.2

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	59.3	54.9	57.7
Cost of contract revenue	7.5	8.2	8.8

Total cost of revenue	66.8	63.1	66.5

Gross profit	33.2	36.9	33.5
Operating Expenses
Research and development	6.9	9.0	8.2
Selling and marketing	18.0	18.0	15.3
General and administrative	8.4	9.9	8.5
Litigation and related expenses	1.0	—	—

Total operating expenses	34.3	36.9	32.0

Operating (Loss) Income	(1.1)	0.0	1.5
Other Income (Expense), Net	1.3	2.0	0.4

Income Before Income Taxes	0.2	2.0	1.9
Income Tax Expense (Benefit)	(3.4)	0.1	0.1

Net Income	3.6%	1.9%	1.8%

Comparison of Years Ended December 29, 2007 and December 30, 2006

Revenue

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Total Revenue	$249,081	$188,955	$60,126	31.8%

Our revenue increased 31.8% to $249.1 million in fiscal 2007 from $189.0 million in fiscal 2006. Revenue increased approximately $32.1 million, or 28.5%, in our home robots business and $28.1 million, or 36.7%, in our government and industrial business.

The $32.1 million increase in revenue from our home robots division was driven by a $28.2 million increase in robot revenue due to a 23.9% increase in units shipped and a 2.1% increase in average selling prices, along with a $3.8 million increase in product life cycle revenue (spares and accessories). Total home care robots shipped in fiscal 2007 totalled approximately 899,000 units compared to approximately 725,000 units in fiscal 2006.

The $28.1 million increase in revenue from our government and industrial business was driven by a $20.0 million increase in military robots revenue due to a 22.3% increase in units shipped and a 20.4% increase in net average selling prices, and a $7.7 million increase in product life cycle revenue (robot spares, services and training). Total military robots shipped in fiscal 2007 was 471 units compared to 385 units in fiscal 2006.

Cost of Revenue

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Total cost of revenue	$166,494	$119,220	$47,274	39.7%
As a percentage of total revenue	66.8%	63.1%

Total cost of revenue increased to $166.5 million in fiscal 2007, compared to $119.2 million in fiscal 2006. The increase is primarily due to a 23.9% increase in the unit sales of our home care robots, and a 22.3% increase in the unit sales of our military robots in fiscal 2007 as compared to fiscal 2006.

The home robots division cost of revenue increased as a percent of revenue by 7.2 percentage points in fiscal 2007 as compared to fiscal 2006. This increase was primarily attributable to a 15.4% increase in average unit costs driven primarily by the mix of higher cost products and increased battery costs due to the increased cost of nickel.

The government and industrial robots division cost of revenue decreased as a percent of revenue by 1.3 percentage points for fiscal 2007 as compared to fiscal 2006. This decrease was due to the above-mentioned increase in average selling prices and higher margins on increased product life cycle revenue, partially offset by a 3.1% increase in the average unit cost of products sold.

Gross Profit

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Total gross profit	$82,587	$69,735	$12,852	18.4%
As a percentage of total revenue	33.2%	36.9%

Gross profit increased 18.4% to $82.6 million in fiscal 2007, from $69.7 million in fiscal 2006. Gross profit as a percentage of revenue decreased to 33.2% in fiscal 2007 from 36.9% of revenue in fiscal 2006. This 3.7 percentage decrease in gross profit was the result of the home robots division gross profit decreasing 7.2 percentage points partially offset by the government and industrial gross profit increasing 1.3 percentage points, and the higher mix of government and industrial revenue in fiscal 2007 as compared to fiscal 2006. The home robots division decrease was driven primarily by higher average unit costs due to the mix of higher cost products and increased battery costs, while the government and industrial increase was driven by the mix of higher margin products and a higher percentage of product revenue as compared to contract revenue in fiscal 2007 as compared to fiscal 2006.

Research and Development

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Total research and development	$17,082	$17,025	$57	0.3%
As a percentage of total revenue	6.9%	9.0%

Research and development expenses increased by $0.1 million or 0.3% to $17.1 million (6.9% percent of revenue) in fiscal 2007, from $17.0 million (9.0% of revenue) for fiscal 2006. The home robots division research and development expenses increased in fiscal 2007 as compared to fiscal 2006 due to hiring, depreciation and costs associated with the India design center, offset by reductions in the government and industrial division. This reduction in government and industrial expenses was largely attributable to the fact that 2006 expenses included accelerated spending as a result of our decision to invest higher than planned earnings in research and development activities, a strategy that was not repeated in 2007.

Overall internal research and development headcount increased to 105 at December 29, 2007 compared to 104 as of December 30, 2006, an increase of 1 employee.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal 2007 these expenses amounted to $18.8 million compared to $15.6 million for the comparable period in 2006. The increase in these expenses was primarily due to increased headcount in our contract research and development function to 64 employees at December 29, 2007 from 58 employees at December 30, 2006. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense as they are executed under funded research contracts.

Selling and Marketing

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Total selling and marketing	$44,894	$33,969	$10,925	32.2%
As a percentage of total revenue	18.0%	18.0%

Selling and marketing expenses increased by $10.9 million or 32.2% to $44.9 million (18.0% of revenue) in fiscal 2007 from $34.0 million (18.0% of revenue) in fiscal 2006.

The $8.7 million increase in the home robot division selling and marketing expense was primarily driven by a $12 million increase in costs associated with our increased direct business, including both website sales and infomercial programs which were run earlier in the year, offset by lower television media expenses. Additionally, trade shows and other marketing related activities increased by $1.3 million, people related costs increased by $0.7 million and sales commissions increased by $0.6 million.

Government and industrial division selling and marketing expenses were up $2.4 million for fiscal 2007 as compared to fiscal 2006 due primarily to $0.9 million of increased compensation and benefit related expense resulting from the expansion of our sales team, $0.3 million increased travel costs, $0.5 million in increased sales commission due to a new commissions program and $0.4 million increase in stock compensation expense.

In fiscal 2008, we expect to continue to invest in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars.

Overall selling and marketing headcount increased to 36 at December 29, 2007 compared to 31 as of December 30, 2006, an increase of 5 employees or 16% growth.

General and Administrative

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

General and administrative	$20,919	$18,703	$2,216	11.8%
As a percentage of total revenue	8.4%	9.9%

General and administrative expenses increased by $2.2 million or 11.8% to $20.9 million (8.4% of revenue) in fiscal 2007 from $18.7 million (9.9% of revenue) in fiscal 2006. The increase in general and administrative expense was primarily driven by an increase of $1.1 million in compensation and benefits expenses due to increased headcount, and an increase of $1.0 million in stock compensation expense for fiscal 2007 as compared to fiscal 2006. In fiscal 2008, we anticipate general and administrative expenses will increase in absolute dollars in support of efforts to improve scalability, attend to new business complexity, and expand operations globally.

Overall general and administrative headcount increased to 88 at December 29, 2007 compared to 72 as of December 30, 2006, an increase of 16 employees or 22% growth.

Litigation and Related Expenses

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change

Litigation and related expenses	$2,341	—	$2,341	N/A
As a percentage of total revenue	1.0%

Litigation and related expenses consist of costs for trade secret misappropriation, breach of contract and patent infringement litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed as well as settlement costs related to ending the litigation.

Other Income (Expense), Net

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Other Income (expense), net	$3,151	$3,831	$(680)	(17.7)%
As a percentage of total revenue	1.3%	2.0%

For fiscal 2007, other income (expense), net amounted to $3.2 million compared to $3.8 million in fiscal 2006. The other income (expense), net was directly related to interest income resulting from our cash and investments in auction rate securities and money market accounts.

Income Tax Provision

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(Dollars in thousands)

Income tax provision (benefit)	$(8,558)	$304	$(8,862)	N/A
As a percentage of total revenue	(3.4)%	0.1%

In fiscal 2007, we recorded an $8.6 million tax benefit, which was primarily attributable to the full release of the valuation allowance relating to federal deferred tax assets. The provision for income taxes for fiscal 2006 consists of $0.2 million of federal alternative minimum taxes and $0.1 million of state taxes.

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

The $18.4 million increase in revenue from our home robots division was driven primarily by the initial distribution into the retail channel of our Scooba floor washing robot, which was released late in 2005, continued demand for our Roomba floor vacuuming robot and an 8.2% increase in net average selling prices. Total home floor care robots shipped in fiscal 2006 was approximately 725,000 units compared to approximately 663,000 units in fiscal 2005. Included in this $18.4 million growth was an increase of approximately $9.4 million in sales through our direct on-line store as compared to $8.6 million of direct revenue in fiscal 2005. During fiscal 2005, we reduced our home robots products return reserve accrual rate based on an analysis that indicated that our actual customer return rates had decreased significantly and, accordingly, during the third quarter we revised our returns reserve rate and reduced the returns reserve as of October 1, 2005. As a result of this decrease, during the third quarter of 2005, we recognized an additional $2.7 million of home robot product revenue related to robots shipped both during the third quarter of 2005 and during prior periods.

The $28.6 million increase in revenue from our government and industrial business for fiscal 2006 as compared to fiscal 2005 was due to a 52.8% increase in the number of military robots shipped combined with a 5.5% increase in associated net average selling prices, a 30.9% increase in recurring contract revenues generated under funded research and development contracts and the impact of $2.2 million associated with the United Kingdom Ministry of Defence contract modification. Also included in this $28.6 million growth was an increase of approximately $7.5 million in product life cycle revenue (robot spares), as compared to $5.4 million of product life cycle revenue in fiscal 2005, which was primarily driven by the increased demand for our military robots. Total military robot units shipped in fiscal 2006 was 385 compared to 252 in fiscal 2005. This unit increase was directly related to 229 units shipped under our contract with the Naval Sea Systems Command for Man Transportable Robotics Systems.

Cost of Revenue

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005	Dollar Change	Percent Change
	(Dollars in thousands)

Total cost of revenue	$119,220	$94,389	$24,831	26.3%
As a percentage of total revenue	63.1%	66.5%

Total cost of revenue increased to $119.2 million in fiscal 2006, compared to $94.4 million in fiscal 2005. The increase is primarily attributable to a 9.4% increase in the unit sales of our home floor care robots, a 52.8% increase in the unit sales of our military robots and higher costs associated with a 30.9% increase in recurring contract revenues generated under funded research and development contracts in fiscal 2006 as compared to fiscal 2005.

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

Gross profit increased 46.6% to $69.7 million in fiscal 2006, from $47.6 million in fiscal 2005. Gross profit as a percentage of revenue increased to 36.9% in fiscal 2006 from 33.5% of revenue in fiscal 2005. This 3.4 percentage increase in gross profit was the result of the home robots division gross profit increasing 1.2 percentage points and the government and industrial gross profit increasing 8.8 percentage points. These increases were partially offset by the fact that the home robots division, which carries a higher overall gross profit than the government and industrial division, accounted for 63.6% of total gross profit in fiscal 2006 as compared to 75.5% in fiscal 2005. Included in the total gross profit for fiscal 2006 was $2.6 million associated with the United Kingdom Ministry of Defence contract modification, which accounted for 0.6 percentage points of the year over year improvement in gross profit as a percent of revenue.

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

Overall internal research and development headcount increased to 104 at December 30, 2006 compared to 72 as of December 31, 2005, an increase of 32 employees or 44% growth.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal 2006 these expenses amounted to $15.6 million compared to $12.5 million for the comparable period in 2005. The increase in these expenses was primarily due to increased headcount in our contract research and development function to 58 employees at December 30, 2006 from 48 employees at December 31, 2005. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

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

General and administrative expenses increased by $6.6 million or 54.9% to $18.7 million (9.9% of revenue) in fiscal 2006 from $12.1 million (8.5% of revenue) in fiscal 2005. The increase in general and administrative expense was primarily driven by an increase of $2.7 million in compensation, benefits, occupancy, depreciation and other people related expenses due to increased headcount over the comparable period and $0.4 million related to increases in software maintenance and general liability insurance. Also included in the $6.6 million increase was $2.2 million relating to costs incurred on professional accounting, legal and other costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley, all of which were not required in 2005 as we were a private company for the majority of the year. SFAS No. 123(R) stock-based compensation costs totaling $0.8 million were recorded, a factor that did not exist in the comparable period.

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

Liquidity and Capital Resources

At December 29, 2007 our principal sources of liquidity were cash and cash equivalents totaling $26.7 million, short-term investments of $16.6 million and accounts receivable of $47.7 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting and professional fees associated with this offering.

As of February 21, 2008, we held $17.5 million of variable rate bonds or auction rate securities, all of which were purchased in January or February of 2008. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. On February 19, 2008 one auction failed for $2.5 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. See Item 7A — Quantitative And Qualitative Disclosures About Market Risk, included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of these auction rate securities.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In fiscal 2007 and 2006, we spent $10.4 million and $7.5 million, respectively, on capital equipment.

During 2006, our strategy for delivering product to our retail customers changed from a model that emphasized container shipments directly to the retailer from China to a model emphasizing improved logistics capabilities that allow our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of military products is minimal as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped.

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

Discussion of Cash Flows

Net cash used by our operating activities in fiscal 2007 was $15.7 million compared to net cash provided by operating activities of $0.6 million in fiscal 2006 and net cash used by operating activities of $9.0 million in fiscal 2005. The cash used by our operating activities in fiscal 2007 was primarily due to an increase in accounts receivable (including unbilled revenue) of $19.5 million and an increase in inventory of $24.3 million, offset by net income of $9.1 million, a decrease in other current other assets of $0.6 million, an increase in accounts payable and accrued expenses of $17.4 million and an increase in deferred revenue of $1.1 million. In addition, in fiscal 2007, we had depreciation and amortization of approximately $5.3 million and amortization of deferred compensation of $4.7 million, offset by a $10.2 million benefit from deferred tax assets which are non-cash items. The increase in accounts receivable, inventory and liabilities in fiscal 2007 are directly attributable to the 31.9% growth in revenue from the comparable period in fiscal 2006. The cash provided by our operating activities in fiscal 2006 was primarily due to net income of $3.6 million and an increase in accounts payable, accrued expenses and accrued compensation of $8.7 million, offset by an increase in accounts receivable and unbilled revenue of $6.0 million, an increase in inventory of $5.0 million, an increase in other assets of $1.3 million, and a decrease in provision for contract settlement and deferred revenue of $5.7 million. In addition, in fiscal 2006, we had depreciation and amortization of approximately $3.7 million and amortization of deferred compensation of $2.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2006 are directly attributable to the 33.1% growth in revenue from the comparable period in fiscal 2005. The cash used by our operating activities in fiscal 2005 was primarily due to an increase in accounts receivable of $9.8 million, an increase in inventory of $8.2 million, an increase in other current assets of $1.1 million, and an increase in unbilled revenue of $0.7 million, offset by net income of $2.6 million, and an increase in liabilities of approximately $5.5 million. In addition, in fiscal 2005, we had depreciation and amortization of approximately $2.1 million and amortization of deferred compensation of $0.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2005 are directly attributable to the 49.4% growth in revenue from the comparable period in fiscal 2004.

Net cash provided by our investing activities was $35.4 million in fiscal 2007 compared to net cash used by investing activities of $72.3 million in fiscal 2006 and $5.5 million in fiscal 2005. Investment activities in 2007 represent the sale of short-term investments (net of the purchase of short-term investments) of $48.3 million, the purchase of capital equipment of $10.4 million and an investment in Advanced Scientific Concepts, Inc. of $2.5 million. Investment activities in 2006 represent the purchase of short-term investments (net of the sale of short-term investments) of $64.8 million and the purchase of capital equipment of $7.5 million. Investment activities in 2005 represent the purchase of capital equipment in support of our growth, including computer equipment, internal use software, furniture and fixtures, engineering and test equipment, and production tooling. The 2007 investment in capital equipment of $10.4 million consisted primarily of purchases of production tooling, internal use demonstration units, internal use software and computer equipment.

Net cash provided by our financing activities was approximately $1.4 million in fiscal 2007, $1.2 million in fiscal 2006, and $71.1 million in fiscal 2005. Net cash provided by our financing activities in fiscal 2007 consisted primarily of proceeds from stock option exercises and the tax benefit associated with excess stock-based compensation deductions, partially offset by a tax payment associated with exercise of stock options by our Chief Executive Officer. Net cash provided by our financing activities in fiscal 2006 consisted primarily of proceeds from stock option exercises. Net cash provided by our financing activities in fiscal 2005 consisted primarily of $70.4 million of proceeds from our initial public offering and $0.7 million from the exercise of common stock options.

The majority of our long-lived assets for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba, Scooba and Looj product lines in China.

We currently have a $11.6 million accumulated deficit as a result of significant losses incurred through 2003, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal 2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we achieved annual profitability since fiscal 2004. We have not invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our consumer revenue has been highly seasonal. This seasonality tends to result in the net use of cash during the second and third quarters and significant generation of cash in the fourth and first quarters of the year. Given the recent success of our products and resulting growth in revenue, we believe that existing cash, cash equivalents, cash provided by operating activities and funds available through our bank line of credit will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and the foreseeable future.

Working Capital Facility

On June 5, 2007, we entered into a $35 million unsecured revolving credit facility with Bank of America, N.A. to replace our expired working capital line of credit with Bank of America. The credit facility will be available to fund working capital and other corporate purposes. The interest on loans under our working capital line of credit will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010. As of December 29, 2007, we had letters of credit outstanding of $2.1 million and $32.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified ratio of current assets to current liabilities and a minimum specified annual net income.

This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness,bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. At December 29, 2007, we were in compliance with all covenants under the credit facility.

Equipment Financing Facility

On June 5, 2007, we entered into a $15 million secured equipment facility with Banc of America Leasing and Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until July 1, 2008 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After July 1, 2008, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in July 2008 and will accrue interest, at our election, at either a fixed or variable rate of interest. Our obligations under the equipment facility will be secured by any financed equipment. As of December 29, 2007, we had no amounts outstanding and $15.0 million available under our equipment financing line of credit.

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

This equipment facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, or if we repay all of our indebtedness under our credit facility with Bank of America, N.A., our obligations under this equipment facility may be accelerated. At December 29, 2007, we were in compliance with all covenants under the equipment facility.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our existing working capital line of credit, working capital and funds provided by operating activities. We do anticipate making significant capital commitments in the next four months for expenditures associated with the planned move to our new corporate headquarters on or about May 1, 2008. These expenditures will be jointly funded by the landlord for this site and by us. Other than this project, we do not currently anticipate significant investment in property and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash, cash equivalents, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 29, 2007:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$3,295	$4,563	$4,372	$15,333	$27,563
Minimum contractual payments	125	8,500	10,500	1,500	20,625

Total	$3,420	$13,063	$14,872	$16,833	$48,188

On February 22, 2007, we entered into a lease agreement for our new corporate headquarters in Bedford, Massachusetts to which we expect to relocate on or about May 1, 2008.

Off-Balance Sheet Arrangements

As of December 29, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of adoption of SFAS 159 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or SFAS 141R, Business Combinations and SFAS No. 160 or SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. In late 2007, we began to accept orders for home robot products in currencies other than the U.S. dollar and we expect this practice to continue in the future. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents of $26.7 million and short term investments of $16.6 million at December 29, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate securities, commercial paper, money market funds, debt securities and certificates of deposit. As of December 29, 2007, all of our cash equivalents were held in money market accounts and our short-term investments were comprised of auction rate securities.

As of February 21, 2008, we held $17.5 million of variable rate bonds or auction rate securities, all of which were purchased in January or February of 2008. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. On February 19, 2008 one auction failed for $2.5 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. An auction failure means that the parties wishing to sell securities could not carry out the transaction. All of our auction rate securities, including those subject to the prior failures, are currently rated AAA, the highest rating available by a rating agency. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investments without significant loss but the timing of such an outcome is uncertain. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on these investments in the near-term will affect our ability to execute our current business plan.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At December 29, 2007, there were no amounts outstanding under our working capital line of credit or our equipment financing facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets at December 29, 2007 and December 30, 2006	61
Consolidated Statements of Operations for the Years ended December 29, 2007, December 30, 2006 and December 31, 2005	62
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 29, 2007, December 30, 2006 and December 31, 2005	63
Consolidated Statements of Cash Flows for the Years ended December 29, 2007, December 30, 2006 and December 31, 2005	64
Notes to Consolidated Financial Statements	65
EX-10.10 Form of Executive Agreement
EX-10.19 Non-Employee Directors Deferred Compensation Program
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of iRobot Corporation, and its subsidiaries at December 29, 2007 and December 30, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2008

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$26,735	$5,583
Short term investments	16,550	64,800
Accounts receivable, net of allowance of $65 and $163 at December 29, 2007 and December 30, 2006, respectively	47,681	28,510
Unbilled revenue	2,244	1,961
Inventory, net	45,222	20,890
Deferred tax assets	5,905	—
Other current assets	2,268	2,863

Total current assets	146,605	124,607
Property and equipment, net	15,694	10,701
Deferred tax assets	4,293	—
Other assets	2,500	—

Total assets	$169,092	$135,308

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$44,697	$27,685
Accrued expenses	7,987	7,020
Accrued compensation	4,603	5,227
Deferred revenue	1,578	457

Total current liabilities	58,865	40,389
Commitments and contingencies (Note 12):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at December 29, 2007 and December 30, 2006	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,495 and 23,791 issued and outstanding at December 29, 2007 and December 30, 2006, respectively	245	238
Additional paid-in capital	122,318	117,718
Deferred compensation	(685)	(2,326)
Accumulated deficit	(11,651)	(20,711)

Total stockholders’ equity	110,227	94,919

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$169,092	$135,308

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Product revenue	$227,457	$167,687	$124,616
Contract revenue	21,624	21,268	17,352

Total revenue	249,081	188,955	141,968
Cost of revenue:
Cost of product revenue(1)	147,689	103,651	81,855
Cost of contract revenue(1)	18,805	15,569	12,534

Total cost of revenue	166,494	119,220	94,389

Gross profit	82,587	69,735	47,579
Operating expenses:
Research and development(1)	17,082	17,025	11,601
Selling and marketing(1)	44,894	33,969	21,796
General and administrative(1)	20,919	18,703	12,072
Litigation and related expenses(2)	2,341	—	—

Total operating expenses	85,236	69,697	45,469

Operating (loss) income	(2,649)	38	2,110
Other income (expense), net	3,151	3,831	676

Income before income taxes	502	3,869	2,786
Income tax expense (benefit)	(8,558)	304	176

Net income	$9,060	$3,565	$2,610

Net income attributable to common stockholders	$9,060	$3,565	$1,553

Net income per share
Basic	$0.37	$0.15	$0.13
Diluted	$0.36	$0.14	$0.11
Number of shares used in per share calculations
Basic	24,229	23,516	12,007
Diluted	25,501	25,601	14,331

(1)	Stock-based compensation recorded in 2007, 2006 and 2005 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Cost of product revenue	$692	$326	$33
Cost of contract revenue	386	267	58
Research and development	377	376	95
Selling and marketing	1,074	389	32
General and administrative	2,182	1,211	380

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Item 3 — Legal Proceedings included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation.

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Note
			Additional	Receivable
	Common Stock		Paid-In	from	Deferred	Accumulated
	Shares	Value	Capital	Stockholder	Compensation	Deficit	Total
	(In thousands, except share amounts)

Balance at December 31, 2004	10,129,457	$101	$2,925	$(43)	$(387)	$(26,886)	$(24,290)
Amortization of deferred compensation relating to restricted stock					200		200
Issuance of common stock for exercise of stock options	442,204	4	633				637
Repayment of note receivable from stockholder				43			43
Conversion of preferred to common stock	9,557,246	96	37,411				37,507
Proceeds of initial public offering, net of costs	3,260,870	33	70,374				70,407
Conversion of warrants to common stock	16,155						—
Deferred compensation relating to issuance of stock options			3,421		(3,421)		—
Tax benefit of disqualifying dispositions			44				44
Amortization of deferred compensation relating to stock options					398		398
Net income						2,610	2,610

Balance at December 31, 2005	23,405,932	234	114,808	—	(3,210)	(24,276)	87,556
Amortization of deferred compensation relating to restricted stock					101		101
Issuance of common stock for exercise of stock options	384,827	4	1,045				1,049
Tax benefit of disqualifying dispositions			180				180
Amortization of deferred compensation relating to stock options			1,768		700		2,468
Reversal of deferred compensation related to cancelled stock options			(83)		83		—
Net income						3,565	3,565

Balance at December 30, 2006	23,790,759	238	117,718	—	(2,326)	(20,711)	94,919
Amortization of deferred compensation relating to restricted stock					59		59
Issuance of common stock for exercise of stock options	793,283	8	1,380				1,388
Stock withheld to cover tax withholdings requirements upon exercise of stock options	(110,396)	(1)	(1,587)				(1,588)
Repurchase of restricted stock award	(4,047)
Cumulative adjustment to stock based compensation			(836)		836		—
Issuance of restricted stock awards	25,332
Tax benefit of excess stock based compensation deduction			1,626				1,626
Amortization of deferred compensation relating to stock options			4,477		175		4,652
Reversal of deferred compensation related to cancelled stock options			(571)		571		—
Director’s deferred compensation			111				111
Net income						9,060	9,060

Balance at December 29, 2007	24,494,931	$245	$122,318	$—	$(685)	$(11,651)	$110,227

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$9,060	$3,565	$2,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,311	3,743	2,078
Loss on disposal of fixed assets	48	7	—
Stock based compensation	4,711	2,569	598
Benefit from deferred tax assets	(10,198)	—	—
Non-cash director deferred compensation	111	—	—
Changes in working capital — (use) source
Accounts receivable	(19,171)	(5,465)	(9,786)
Unbilled revenue	(283)	(537)	(650)
Inventory	(24,332)	(4,987)	(8,235)
Other current assets	595	(1,330)	(1,051)
Accounts payable	17,012	3,964	4,140
Accrued expenses	967	3,536	842
Accrued compensation	(624)	1,225	851
Provision for contract settlement	—	(5,154)	(37)
Deferred revenue	1,121	(561)	(270)
Change in long-term liabilities	—	—	(67)

Net cash provided by (used in) operating activities	(15,672)	575	(8,977)
Cash flows from investing activities:
Purchase of property and equipment	(10,352)	(7,485)	(5,531)
Change in other assets	(2,500)	—	—
Purchase of investments	(52,950)	(174,100)	—
Sales of investments	101,200	109,300	—

Net cash provided by (used in) investing activities	35,398	(72,285)	(5,531)
Cash flows from financing activities:
Repayment of note receivable from stockholder	—	—	43
Income tax withholding payment associated with stock option exercise	(1,588)	—	—
Proceeds from stock option exercises	1,388	1,049	637
Proceeds from initial public offering, net of offering costs	—	—	70,407
Tax benefit of excess stock based compensation deductions	1,626	—	—
Tax benefit of disqualifying dispositions	—	180	44

Net cash provided by financing activities	1,426	1,229	71,131

Net increase (decrease) in cash and cash equivalents	21,152	(70,481)	56,623
Cash and cash equivalents, at beginning of period	5,583	76,064	19,441

Cash and cash equivalents, at end of period	$26,735	$5,583	$76,064

Supplemental disclosure of cash flow information
Cash paid for interest	$41	$15	$13
Cash paid for income taxes	$140	$155	$11

Supplemental disclosure of noncash investing and financing activities (in thousands)

During 2007, 2006 and 2005, the Company transferred $1,509, $1,260 and $327, respectively, of inventory to fixed assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 29, 2007 and December 30, 2006, cash equivalents were comprised of money market funds totaling $23.3 million and $3.8 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 29, 2007, and December 30, 2006, investments consisted of:

	December 29,		December 30,
	2007		2006
		Fair		Fair
	Cost	Market Value	Cost	Market Value
	(In thousands)

Auction Rate Debt Securities	$16,550	$16,550	$64,800	$64,800

As of December 29, 2007, the Company’s investments had maturity dates ranging from February 2025 to June 2047. Despite the long-term contractual maturities of the auction rate securities held at December 29, 2007, all of these securities were available for sale and it was the Company’s intention to liquidate these securities within one year. Subsequent to December 29, 2007, the $16.6 million of auction rate securities held at December 29, 2007 have been liquidated.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Balance at beginning of period	$163	$117	$50
Provision	—	121	83
Deduction(*)	(98)	(75)	(16)

Balance at end of period	$65	$163	$117

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
		(In thousands)

Balance at beginning of period	$554	$485	$1,903
Provision	106	267	251
Deduction(*)	(219)	(198)	(1,669)

Balance at end of period	$441	$554	$485

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

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

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). At December 29, 2007 and December 30, 2006, the Company had $4.8 million and $3.6 million respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.7 million, $0.6 million and $0.2 million of amortization expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At December 29, 2007 and December 30, 2006, the Company exceeded the insured limit by $25.3 million and $6.1 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 29, 2007 and December 30, 2006, 15% and 12% respectively, of the Company’s accounts receivable were due from the federal government. At December 29, 2007 two additional customers

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for 13% and 12%, respectively, of the Company’s accounts receivable balance. At December 30, 2006, two additional customers each accounted for 17% of the Company’s account receivable balance. For the years ended December 29, 2007, December 30, 2006, and December 31, 2005 revenue from one customer, the federal government, represented 35%, 34% and 28% of total revenue, respectively.

Foreign Currency Forward Contracts

In late 2007, the Company entered into several foreign currency forward contracts to sell Canadian dollars for United States dollars. The Company’s objective in entering into these contracts was to reduce foreign currency exposure to appreciation or depreciation in the value of its Canadian dollar based accounts receivable balances by partially offsetting a portion of such exposure with gains or losses on the forward contracts.

The Company accounted for these financial derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These foreign currency contracts did not qualify for hedge accounting under SFAS No. 133. Accordingly, the foreign currency forward contract was marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations.

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

In a review of its stock-based compensation accounting methodology performed during the second quarter of fiscal 2007, the Company determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense, and a balance sheet reclassification of $0.8 million from deferred compensation to additional paid-in capital, were required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company incorrectly valued 259,700 stock options that were granted between the date that it filed its initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date it became a public company (November 8, 2005). The Company believes, in accordance with APB 28, paragraph 29, that this adjustment did not have a material impact to its full year results for 2007. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods. This cumulative adjustment is included in the gross profit and operating expenses for the fiscal year ended December 29, 2007.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.2 million, $0.7 million and $0.4 million for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. As of December 29, 2007, the deferred stock-based compensation balance associated with these grants was $0.7 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.3 million, $0.3 million and $0.1 million for 2008, 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), the Company recognized $4.5 million of stock-based compensation expense during the fiscal year ended December 29, 2007 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of December 29, 2007 associated with these grants was $15.8 million with a weighted average remaining recognition period of 2.68 years.

The fair value of each option grant for the fiscal years ended December 29, 2007 and December 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	December 29, 2007	December 30, 2006

Risk-free interest rate	3.23% — 4.90%	4.32% — 5.11%
Expected dividend yield	—	—
Expected life	3.50 — 4.75 years	3.5 — 6.5 years
Expected volatility	50% — 55%	65%

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 107. Under SAB No. 107, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop an expected volatility assumption.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 29, 2007 was $8.64.

The Company has assumed a forfeiture rate of 5% for all stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC with the exception of those issued to executives and directors for which forfeiture rates of 0% and 2.5% were assumed for fiscal years 2006 and 2007, respectively. In the future, the Company will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure through disclosure only. The following table illustrates the effects on net income and earnings per share for the fiscal year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

Fiscal Year Ended
December 31,
2005
(In thousands except
per share data)

Net income as reported	$2,610
Add back:
Stock-based employee compensation expense reported in net income	598
Less: Stock-based employee compensation expense determined under fair-value method for all awards	(808)

Pro forma net income	$2,400

Pro forma net income attributable to common stockholders	$1,428

Net income per share, as reported
Basic	$0.13
Diluted	$0.11
Pro forma net income per share
Basic	$0.12
Diluted	$0.10
Number of shares used in per share calculations
Basic	12,007
Diluted	14,331

The fair value of each option grant for the fiscal year 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
December 31,
2005

Risk-free interest rate	4.1%
Expected dividend yield	—
Expected life	5 years
Expected volatility	65%

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during 2005 prior to and subsequent to the filing of its initial Form S-1 registration statement with the SEC on July 27, 2005, was calculated using 0% and 65% volatility, respectively. Until the Company went public the use of the minimum value methodology was acceptable under SFAS No. 123.

Based upon the above assumptions, the weighted average fair value of each stock option granted for fiscal year 2005 was $4.402.

The table below summarizes stock option plan activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 31, 2004	2,605,000	$1.77
Granted	1,172,475	10.81
Exercised	(442,204)	1.43
Canceled	(63,787)	4.54

Outstanding at December 31, 2005	3,271,484	$1.27
Granted	700,245	21.82
Exercised	(384,827)	2.72
Canceled	(87,192)	16.18

Outstanding at December 30, 2006	3,499,710	$8.34
Granted	812,778	17.33
Exercised	(793,283)	1.75
Canceled	(273,117)	7.29

Outstanding at December 29, 2007	3,246,088	$12.29	6.35 years	$22.8 million

Vested and expected to vest at December 29, 2007	2,996,037	$12.20	6.32 years	$21.3 million
Exercisable as of December 29, 2007	1,192,483	$8.21	5.94 years	$13.1 million
Weighted average fair value of options granted during the fiscal year ended December 29, 2007		$8.64
Options available for future grant at December 29, 2007	1,170,440

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 29, 2007 of $18.04 and the exercise price of the underlying option.

During fiscal years 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $11.7 million, $7.0 million and $5.7 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock awards:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 31, 2004	297,724	$1.80
Granted	—	—
Vested	(124,363)	$1.61
Forfeited	—	—

Outstanding at December 31, 2005	173,361	$1.94
Granted	—	—
Vested	(124,362)	$1.61
Forfeited	—	—

Outstanding at December 30, 2006	48,999	$2.77
Granted	25,332	16.03
Vested	(24,500)	2.77
Forfeited	(4,047)	2.77

Outstanding at December 29, 2007	45,784	$10.11

As of December 29, 2007, the unamortized fair value of all restricted stock awards was $363,000. The Company expects to recognize associated stock-based compensation expense of $110,000, $100,000, $104,000 and $49,000 in 2008, 2009, 2010 and 2011, respectively.

The following table summarizes information about stock options outstanding at December 29, 2007:

		Options Outstanding
		Weighted Average			Options Exercisable
	Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 0.24 - $ 2.33	523,938	4.97	years	$1.74	479,063	$1.69
2.78 - 2.78	362,775	6.54		2.78	168,925	2.78
4.60 - 4.60	126,870	6.95		4.60	47,255	4.60
4.96 - 4.96	356,315	7.16		4.96	123,770	4.96
5.66 - 15.84	183,775	7.27		12.28	48,680	11.75
16.03 - 16.03	395,832	6.38		16.03	—	—
16.16 - 17.77	359,125	6.32		16.76	102,972	16.85
18.04 - 20.06	353,913	6.40		19.07	15,431	19.40
21.60 - 24.00	400,975	6.92		22.81	134,327	22.98
24.88 - 34.98	182,570	5.63		27.97	72,060	27.58

$ 0.24 - $34.98	3,246,088	6.35	years	$12.29	1,192,483	$8.21

The table below summarizes activity relating to restricted stock units:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 30, 2006	—	$—
Granted	24,780	19.05
Vested	—	—
Forfeited	(333)	18.74

Outstanding at December 29, 2007	24,447	$19.05

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2007, the unamortized fair value of all restricted stock units was $429,000. The Company expects to recognize associated stock-based compensation expense of $106,000, $113,000, $123,000 and $87,000 in 2008, 2009, 2010 and 2011, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005 advertising expense totaled $15.9 million, $14.3 million and $10.5 million, respectively.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 beginning December 31, 2006 and the impact of adoption on its opening balance of retained earnings was zero. As of the beginning of fiscal year 2007, the Company had no material unrecognized tax benefits and no material unrecognized tax benefits were recorded in the fiscal year ended December 29, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of December 29, 2007, December 30, 2006 or December 31, 2005.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2004, although carryforward attributes that were generated prior to fiscal year 2004 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

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

In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At December 29, 2007, the Company has total deferred tax assets of $12.9 million and a valuation allowance of $2.7 million resulting in a net deferred tax asset of $10.2 million.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. The Company’s comprehensive income (loss) is equal to the Company’s net income (loss) for all periods presented.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of adoption of SFAS 159 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventory

Inventory consists of the following at:

	December 29,	December 30,
	2007	2006
	(In thousands)

Raw materials	$1,641	$1,248
Work in process	517	311
Finished goods	43,064	19,331

	$45,222	$20,890

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consists of the following at:

	December 29,	December 30,
	2007	2006
	(In thousands)

Computer and equipment	$10,406	$6,392
Furniture	577	536
Machinery	1,418	1,257
Tooling	5,977	4,445
Leasehold improvements	3,744	1,331
Software purchased for internal use	4,834	3,563

	26,956	17,524
Less: accumulated depreciation and amortization	11,262	6,823

	$15,694	$10,701

Depreciation and amortization expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $5.3 million, $3.7 million, and $2.1 million, respectively. Accumulated amortization on leased equipment was $0.1 million at December 31, 2005.

5.	Other Assets

In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. This investment is accounted for at cost utilizing the cost method. On a going forward basis, the Company will regularly monitor this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company will regularly evaluate whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

6.	Accrued Expenses

Accrued expenses consist of the following at:

	December 29,	December 30,
	2007	2006
	(In thousands)

Accrued warranty	$2,491	$2,462
Accrued direct fulfillment costs	1,953	2,123
Accrued rent	197	284
Accrued sales commissions	1,074	502
Accrued accounting fees	361	332
Accrued income taxes	32	168
Accrued other	1,879	1,149

	$7,987	$7,020

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Revolving Line of Credit

On May 26, 2005, the Company obtained a working capital line of credit with a bank under which the Company can borrow up to $20.0 million, including a $2.0 million sub-limit for equipment financing. Interest accrues at a variable rate based on prime or published LIBOR rates. The line expired on May 26, 2007.

On June 5, 2007, the Company entered into a $35 million unsecured revolving credit facility with Bank of America, N.A. to replace its expired working capital line of credit with Bank of America. The credit facility will be available to fund working capital and other corporate purposes. The interest on loans under its working capital line of credit will accrue, at the Company’s election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010. As of December 29, 2007, the Company had letters of credit outstanding of $2.1 million and $32.9 million available under its working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on its ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified ratio of current assets to current liabilities and a minimum specified annual net income.

This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the credit facility may be accelerated. At December 29, 2007, the Company was in compliance with all covenants under the credit facility.

8.	Common Stock

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock under modified vesting requirements. The 2001 Plan is administered by a Committee of the Board of Directors. Options granted to employees under the 2001 Plan may be designated as ISOs or Nonstatutory Stock Options. In 2004 and 2003, there were 571,405 and 40,000 options granted, respectively, under the 2001 Plan.

During 2004, the Company issued 25,899 and 371,685 restricted shares of common stock under the 1994 Plan and 2001 Plan, respectively, all of which were outstanding at December 31, 2004. Deferred compensation of $0.7 million was recorded in association with the issuance of these restricted shares, of which $0.1 million, $0.1 million, $0.2 million and $0.3 million was expensed in fiscal years, 2007, 2006, 2005 and 2004, respectively. The remaining balance of $14,000 will be expensed in 2008. Upon termination of the stockholder’s business relationship with the Company, per the terms of the restricted stock agreements, the Company 1) shall purchase all unvested shares from the stockholder at the price paid for them and 2) may purchase all but not less than all of the stockholder’s vested shares at the greater of i) the price paid for them and ii) the product of the Fair Market Value (as defined in the 2001 Plan) at the time of repurchase and the number of vested shares to be repurchased.

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

Effective October 10, 2005, the Company terminated the 2004 Plan and adopted the 2005 Stock Option and Incentive Plan (the “2005 Plan”). Under the 2005 Plan, 1,583,682 shares were reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the 1994 Plan, 2001 Plan, 2004 Plan and 2005 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of December 39, 2007, there were 1,170,440 shares available for future grant under the 2005 Plan.

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

12.	Income Taxes

The components of income tax expense were as follows:

	2007	2006	2005
	(In thousands)

Current
Federal	$1,450	$169	$129
State	187	135	47
Foreign	3	—	—

Total current tax provision	1,640	304	176
Deferred
Federal	(10,198)	—	—

Total income tax provision (benefit)	$(8,558)	$304	$176

The components of net deferred tax assets are as follows at December 29, 2007 and December 30, 2006:

	2007	2006
	(In thousands)

Net deferred tax assets
Current net deferred tax assets
Reserves and accruals	$6,789	$5,954
Valuation allowance	(884)	(5,954)

Total current net deferred tax assets	5,905	—

Non-current net deferred tax assets
Net operating loss carryforwards	—	287
Capital loss carryforwards	99	99
Tax credits	2,913	3,212
Fixed assets	1,129	631
Stock based compensation	1,948	630
Valuation allowance	(1,796)	(4,859)

Total non-current net deferred tax assets	4,293	—

Total net deferred tax assets	$10,198	$—

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net change in valuation allowance from the prior year is primarily due to the realization in 2007 that the deferred tax assets related to certain temporary differences will more likely than not be realized based on future projections of taxable income. The valuation allowance as of December 29, 2007 relates to all state deferred tax assets, including state credits, and state net operating losses.

At December 29, 2007, the Company had available net operating loss carryforwards for federal and state purposes of $8.6 million and $3.1 million respectively. All of the federal and state net operating loss carryforwards relate to deductions from stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized. The federal net operating loss carryforwards expire at various dates from 2022 through 2026. The state net operating loss carryforwards will begin to expire in the current year. The Company also had available research and development credits carryforwards to offset future federal and state taxes of $1.4 million and $1.8 million respectively, which expire at various dates from 2012 to 2027, and investment tax credit carryforwards to offset future state taxes of $0.2 million, which expire from 2011 to 2012. Under the Internal Revenue Service Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating losses and tax credit carryforwards which can be utilized in future years.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2007	2006	2005
	(In thousands)

Expected federal income tax	$171	$1,315	$947
Permanent items	91	38	26
State taxes	301	(236)	133
Credits	(1,148)	(742)	(166)
Non deductible stock compensation	276	234	—
Other	(115)	6	36
Increase (decrease) in valuation allowance	(8,134)	(311)	(800)

	$(8,558)	$304	$176

As disclosed in Note 2, the Company adopted the provisions of FIN 48 as of December 31, 2006. At December 29, 2007, the Company had no material unrecognized tax benefits. Additionally, there were no accrued interest or penalties as of December 29, 2007, December 30, 2006 or December 31, 2005.

13.	Commitments and Contingencies

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 17, 2007, the Company filed a lawsuit in Massachusetts Superior Court against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract, and seeking both injunctive and monetary relief. The case was subsequently removed to the United States District Court for the District of Massachusetts. On November 2, 2007, the court issued a preliminary injunction, and on December 21, 2007 issued a permanent injunction, against Robotic FX, Inc. and Mr. Ahed preventing the sale of products using certain of our trade secrets, including the Robotic FX Negotiator product.

In addition, on August 17, 2007, the Company filed a lawsuit in the United States District Court for the Northern District of Alabama against Robotic FX, Inc. alleging willful infringement of two patents owned by the Company, and seeking both injunctive and monetary relief. On December 21, 2007, the court entered a judgment that Robotic FX, Inc. knowingly infringed on both asserted patents.

In a related settlement, Robotic FX, Inc. will be dissolved and certain residual assets retained by the Company at its election. Mr. Ahed is prohibited from participating in competitive activities in the robotics industry for five years.

The cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.7 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions. These contingent payments will be expensed, when and if earned.

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for 2007, 2006 and 2005 amounted to $2.1 million, $2.1 million, and $1.3 million, respectively. Future minimum rental payments under operating leases were as follows as of December 29, 2007:

Operating
Leases

2008	$3,295
2009	2,337
2010	2,226
2011	2,210
2012	2,162
Thereafter	15,333

Total minimum lease payments	$27,563

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 29, 2007 and December 30, 2006, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Balance at beginning of period	$2,462	$2,031	$1,398
Provision	6,649	5,971	4,133
Warranty usage(*)	(6,620)	(5,540)	(3,500)

Balance at end of period	$2,491	$2,462	$2,031

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which we have a physical presence or in which we believe nexus exists, which obligates us to collect and remit sales tax. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods, and no jurisdiction has audited or indicated any intention of auditing sales and use tax compliance.

The Company has conducted an evaluation of whether it has established nexus in various jurisdictions with respect to sales and use taxes. As a result of this evaluation, the Company recorded a liability for potential exposure in one jurisdiction. In an effort to mitigate its potential liability, the Company intends to approach this state pursuant to voluntary disclosure arrangements. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

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

The Company elected to make a matching contribution of approximately $0.8 million, $0.7 million and $0.5 million for the plan years ended December 29, 2007, December 30, 2006 and December 31, 2005 (“Plan-Year 2007,” “Plan-Year 2006” and “Plan-Year 2005”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2007, Plan-Year 2006 and Plan-Year 2005 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2007 is included in accrued compensation.

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

The table below presents segment information about revenue, cost of revenue, gross profit and income (loss) before income taxes:

	Fiscal Year Ended
	December 29,	December 30,	December, 31
	2007	2006	2005
	(In thousands)

Revenue:
Home Robots	$144,483	$112,430	$93,955
Government & Industrial	104,598	76,525	47,945
Other	—	—	68

Total revenue	249,081	188,955	141,968

Cost of revenue:
Home Robots	97,878	68,066	58,025
Government & Industrial	68,616	51,189	36,279
Other	—	(35)	85

Total cost of revenue	166,494	119,220	94,389

Gross profit (loss):
Home Robots	46,605	44,364	35,930
Government & Industrial	35,982	25,336	11,666
Other	—	35	(17)

Total gross profit	82,587	69,735	47,579

Research and development
Other	17,082	17,025	11,601
Selling and marketing
Other	44,894	33,969	21,796
General and administrative
Other	20,919	18,703	12,072
Litigation and related expenses
Other	2,341	—	—
Other income (expense), net
Other	3,151	3,831	676
Income (loss) before income taxes
Other	$502	$3,869	$2,786

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

For the fiscal years ended December 29, 2007 and December 30, 2006, sales to non-U.S. customers accounted for 13.1% and 11.0% of total revenue, respectively. For the year ended December 29, 2007, no one country accounted for more than 10% of total revenue.

Significant Customers

For the fiscal years ended December 29, 2007 and December 30, 2006, U.S. federal government orders, contracts and subcontracts accounted for 34.9% and 34.4% of total revenue, respectively.

16.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	April 1,	July 1,	September 30,	December 30,	March 31,	June 30,	September 29,	December 29,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenue	$38,209	$34,561	$55,047	$61,138	$39,487	$47,014	$63,840	$98,740
Gross profit	12,193	11,777	22,983	22,782	11,117	15,224	20,112	36,134
Net income (loss)	(2,917)	(1,777)	10,042	(1,783)	(5,501)	(4,776)	(1,378)	20,715
Diluted earnings (loss) per share	$(0.12)	$(0.08)	$0.39	$(0.08)	$(0.23)	$(0.20)	$(0.06)	$0.81

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 29, 2007, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 29, 2007 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including; Geoffrey Clear, Senior Vice President, Chief Financial Officer & Treasurer and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 29, 2007 and December 30, 2006

Consolidated Statements of Operations for the Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated Statements of Cash Flows for the Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s 2006 Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.4†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)

Exhibit
Number		Description

10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.6†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.7†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.9		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.10†*	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended
10	.11†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.12†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.14†	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.15(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.16(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.17†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.18#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.19†*	Non-Employee Directors’ Deferred Compensation Program, as amended
10.20		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.21†	Form of Restricted Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 and incorporated by reference herein)
10	.22†	Form of Deferred Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.23		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.24		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.25#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

Exhibit
Number		Description

23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle
Chief Executive Officer and Director

Date: February 25, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 25, 2008.

Signature	Title(s)

/s/ Helen Greiner Helen Greiner	Chairman of the Board

/s/ Colin M. Angle Colin M. Angle	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Geoffrey P. Clear Geoffrey P. Clear	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Alison Dean Alison Dean	Vice President, Financial Controls & Analysis (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

Signature	Title(s)

/s/ Andrea Geisser Andrea Geisser	Director

/s/ George C. McNamee George C. McNamee	Director

/s/ Peter Meekin Peter Meekin	Director

/s/ Paul J. Kern Paul J. Kern	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s 2006 Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.4†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.5†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.6†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.7†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.8(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.9		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.10†*	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended
10	.11†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.12†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.13†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.14†	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.15(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.16(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.17†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.18#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.19†*	Non-Employee Directors’ Deferred Compensation Program, as amended
10.20		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.21†	Form of Restricted Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007 and incorporated by reference herein)

Exhibit
Number		Description

10	.22†	Form of Deferred Stock Award Agreement under the Registrant’s 2005 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.23		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.24		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.25#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith