Form 10-Q
period 2008-03-29
IROBOT CORP
filed 2008-05-05
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-51598
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0259 335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8 Crosby Drive
Bedford, MA 01730
(Address of principal executive offices)
(Zip code)
(781) 430-3000
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 25, 2008 was 24,577,069.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 29, 2008
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	March 29,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,861	$26,735
Short term investments	—	16,550
Accounts receivable, net of allowance of $350 and $65 at March 29, 2008 and December 29, 2007, respectively	21,923	47,681
Unbilled revenue	2,609	2,244
Inventory, net	46,216	45,222
Deferred tax assets	5,905	5,905
Other current assets	6,337	2,268

Total current assets	105,851	146,605
Property and equipment, net	18,020	15,694
Deferred tax assets	4,293	4,293
Long term investments	15,401	—
Other assets	2,500	2,500

Total assets	$146,065	$169,092

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,966	$44,697
Accrued expenses	5,926	7,987
Accrued compensation	5,124	4,603
Deferred revenue	1,130	1,578

Total current liabilities	40,146	58,865
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at March 29, 2008 and December 29, 2007	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,572 and 24,495 issued and outstanding at March 29, 2008 and December 29, 2007, respectively	246	245
Additional paid-in capital	124,018	122,318
Deferred compensation	(593)	(685)
Accumulated deficit	(15,656)	(11,651)
Accumulated other comprehensive loss	(2,096)	—

Total stockholders’ equity	105,919	110,227

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$146,065	$169,092

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenue:
Product revenue	$50,575	$34,121
Contract revenue	6,727	5,366

Total revenue	57,302	39,487

Cost of revenue:
Cost of product revenue (1)	36,195	23,486
Cost of contract revenue (1)	5,747	4,884

Total cost of revenue	41,942	28,370

Gross profit	15,360	11,117
Operating expenses:
Research and development (1)	3,973	4,156
Selling and marketing (1)	11,458	8,049
General and administrative (1)	6,778	5,327

Total operating expenses	22,209	17,532

Operating loss	(6,849)	(6,415)
Other income, net	495	931

Loss before income taxes	(6,354)	(5,484)
Income tax expense (benefit)	(2,349)	17

Net loss	$(4,005)	$(5,501)

Net loss per share
Basic and diluted	$(0.16)	$(0.23)
Number of shares used in per share calculations
Basic and diluted	24,506	23,902

(1)	Total stock-based compensation recorded in the three months ended March 29, 2008 and March 31, 2007 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cost of product revenue	$154	$120
Cost of contract revenue	59	77
Research and development	(33)	(9)
Selling and marketing	161	157
General and administrative	597	312

Total stock-based compensation	$938	$657

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,005)	$(5,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,566	1,206
Loss on disposal of fixed assets	45	35
Stock-based compensation	938	657
Non-cash director deferred compensation	24	28
Changes in working capital — (use) source
Accounts receivable	25,758	12,273
Unbilled revenue	(365)	418
Inventory	(994)	4,691
Other assets	(4,069)	1,030
Accounts payable	(16,731)	(9,870)
Accrued expenses	(2,061)	(1,907)
Accrued compensation	521	(682)
Deferred revenue	(448)	69

Net cash provided by operating activities	179	2,447

Cash flows from investing activities:
Purchase of property and equipment	(3,937)	(1,798)
Purchases of investments	(29,997)	(15,400)
Sales of investments	29,050	19,800

Net cash provided by (used in) investing activities	(4,884)	2,602

Cash flows from financing activities:
Income tax withholding payment associated with stock option exercise	—	(1,588)
Proceeds from stock option exercises	570	353
Tax benefit of disqualifying dispositions	261	—

Net cash provided by (used in) financing activities	831	(1,235)

Net increase (decrease) in cash and cash equivalents	(3,874)	3,814
Cash and cash equivalents, at beginning of period	26,735	5,583

Cash and cash equivalents, at end of period	$22,861	$9,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$—
Cash paid for income taxes	24	98
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the three months ended March 29, 2008 and March 31, 2007, the Company transferred $173 and $338, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on February 25, 2008.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of March 29, 2008 and results of operations and cash flows for the periods ended March 29, 2008 and March 31, 2007 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Accounting for Share-Based Payments
     The Company accounts for share-based payments to employees, including grants of employee stock options and awards in the form of restricted shares and restricted stock units under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company establishes the fair value of each option grant using the Black-Scholes option-pricing model. SFAS 123(R) requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the underlying grants and awards. Based on the provisions of SFAS 123(R), the Company’s share-based payment awards are accounted for as equity instruments.

     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands, except
	per share data)
Net loss	$(4,005)	$(5,501)

Diluted weighted average shares outstanding	24,506	23,902

Basic and diluted loss per share	$(0.16)	$(0.23)
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
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At March 29, 2008, the Company has total deferred tax assets of $12.8 million and a valuation allowance of $2.6 million resulting in a net deferred tax asset of $10.2 million.
     Comprehensive Loss
     Comprehensive loss includes unrealized losses on certain investments. The differences between net loss and comprehensive loss were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Net loss, as reported	$(4,005)	$(5,501)
Unrealized losses on investments, net of tax	(1,315)	—

Total comprehensive loss	$(5,320)	$(5,501)

     Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of December 30, 2007, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     The Company has invested in auction rate security instruments, which have been historically classified as available for sale securities and reflected at fair value. Due to recent events in credit markets, however, the auction events for all of these instruments currently held by the Company failed during the first quarter of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow model which also considered limited secondary market indicators as of March 29, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
     As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues of the securities rather than credit issues, it has recorded an unrealized loss of $2.1 million to accumulated other comprehensive loss on the balance sheet. The auction rate security instruments held by the Company at March 29, 2008 were in securities collateralized by student loan portfolios, the majority of which are guaranteed by the United States government. Historically, these securities have been classified as Short term investments, and at December 29, 2007, the Company held auction rate securities with a par value and fair value of $16.6 million. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in Long term investments on the unaudited Condensed Consolidated Balance Sheet at March 29, 2008. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of the $2.1 million write-down, would be recorded to Accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 29, 2008, were as follows:

	Fair Value Measurements as of March 29, 2008
	(in thousands)
Description	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$23,629	$—	$—
Auction Rate Securities	—	—	15,401

Total assets measured at fair value	$23,629	—	$15,401

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 29, 2008:

Fair Value Measurements of Assets using
Level 3 inputs
Auction Rate Securities
(In thousands)
Beginning balance at December 29, 2007	$—
Transfers to Level 3	17,497
Total losses (realized or unrealized)
Included in other comprehensive loss	(2,096)

Ending balance at March 29, 2008	$15,401

     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS

159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations(“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R and SFAS 160 and has not yet determined the impact, if any, that their adoption will have on its results of operations or financial condition.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following at:

	March 29,	December 29,
	2008	2007
	(In thousands)
Raw materials	$2,772	$1,641
Work in process	473	517
Finished goods	42,971	43,064

	$46,216	$45,222

4. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of March 29, 2008, there were 2,026,805 shares available for future grant under the 2005 Plan.
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

5. Accrued Expenses
     Accrued expenses consist of the following at:

	March 29,	December 29,
	2008	2007
	(In thousands)
Accrued warranty	$2,524	$2,491
Accrued direct fulfillment costs	831	1,953
Accrued rent	148	197
Accrued sales commissions	579	1,074
Accrued accounting fees	302	361
Accrued income taxes	9	32
Accrued other	1,533	1,879

	$5,926	$7,987

6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended March 29, 2008 and March 31, 2007 amounted to $0.6 million and $0.5 million, respectively. Future minimum rental payments under operating leases were as follows as of March 29, 2008:

Operating
Leases
(In thousands)
Remainder of 2008	$2,716
2009	2,337
2010	2,226
2011	2,210
2012	2,162
Thereafter	15,333

Total minimum lease payments	$26,984

     Sales Taxes
     The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes a nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods. The Company is currently being audited by one state but does not believe this is likely to result in any material liability.
     The Company has conducted an evaluation of whether it has established a nexus in various jurisdictions with respect to sales tax. As a result of this evaluation, the Company recorded a liability for potential exposure in one state. In an effort to mitigate its potential liability, the Company intends to approach this state pursuant to voluntary disclosure arrangements. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2008 and December 29, 2007, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$2,491	$2,462
Provision	1,541	1,984
Warranty usage(*)	(1,508)	(1,949)

Balance at end of period	$2,524	$2,497

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
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

     The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Revenue:
Home Robots	$30,148	$19,441
Government & Industrial	27,154	20,046

Total revenue	57,302	39,487

Cost of revenue:
Home Robots	22,079	13,564
Government & Industrial	19,863	14,806

Total cost of revenue	41,942	28,370

Gross profit:
Home Robots	8,069	5,877
Government & Industrial	7,291	5,240

Total gross profit	15,360	11,117

Research and development
Other	3,973	4,156
Selling and marketing
Other	11,458	8,049
General and administrative
Other	6,778	5,327
Other income, net
Other	495	931
Loss before income taxes
Other	$(6,354)	$(5,484)

     Geographic Information
     For the three months ended March 29, 2008 and March 31, 2007, sales to non-U.S. customers accounted for 19.6% and 6.1% of total revenue, respectively.
     Significant Customers
     For the three months ended March 29, 2008 and March 31, 2007, U.S. federal government orders, contracts and subcontracts accounted for 43.7% and 46.5% of total revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2007, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Verro and ConnectR products, PackBot tactical military robots, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our ability to attract and retain qualified personnel, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, SFAS 123(R), and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2007, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot provides robots that enable people to complete complex tasks in a better way. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s Future Combat Systems program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of March 29, 2008, we had 452 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; valuation allowances (specifically sales returns and other allowances); assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenue
Product revenue	88.3%	86.4%
Contract revenue	11.7	13.6

Total revenue	100.0	100.0

Cost of Revenue
Cost of product revenue	63.2	59.5
Cost of contract revenue	10.0	12.3

Total cost of revenue	73.2	71.8

Gross profit	26.8	28.2
Operating Expenses
Research and development	6.9	10.5
Selling and marketing	20.0	20.4
General and administrative	11.9	13.5

Total operating expenses	38.8	44.4

Operating loss	(12.0)	(16.2)
Other income, net	0.9	2.3

Loss before income taxes	(11.1)	(13.9)
Income tax expense (benefit)	(4.1)	0.0

Net loss	(7.0)%	(13.9)%

Comparison of Three Months Ended March 29, 2008 and March 31, 2007
Revenue

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total revenue	$57,302	$39,487	$17,815	45.1%
     Total revenue for the three months ended March 29, 2008 increased to $57.3 million, or 45.1%, compared to $39.5 million for the three months ended March 31, 2007. Revenue increased approximately $10.7 million, or 55.1%, in our home robots business and increased approximately $7.1 million, or 35.5%, in our government and industrial business.
     The $10.7 million increase in revenue from our home robots division for the three months ended March 29, 2008 was driven by a $9.2 million increase in home floor care robots revenue due to a 31.9% increase in units shipped and a 16.1% increase in average selling prices, and a $1.4 million increase in product life cycle revenue (spares and accessories), as compared to the three months ended March 31, 2007. Total home floor care robots shipped in the three months ended March 29, 2008 were approximately 169,000 units compared to approximately 129,000 units in the three months ended March 31, 2007. The $7.1 million increase in revenue from our government and industrial business for the three months ended March 29, 2008 as compared to three months ended March 31, 2007 was due to a $5.6 million increase in product sales of our military robots driven by a 60.8% increase in units shipped, 156 units compared to 97 units, partially offset by an 8.0% decrease in associated net average selling prices related to product mix primarily attributable to expansion of our military product line into lower priced models. In addition, there was an increase of $1.3 million in recurring contract development revenue generated under funded research and development contracts.
Cost of Revenue

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total cost of revenue	$41,942	$28,370	$13,572	47.8%
As a percentage of total revenue	73.2%	71.8%
     Total cost of revenue increased to $41.9 million in the three months ended March 29, 2008, compared to $28.4 million in the three months ended March 31, 2007. The increase is primarily due to higher costs associated with the 31.9% increase in home robot unit sales and 60.8% increase in government and industrial unit sales.
     The home robots division cost of revenue increased as a percent of revenue by 3.5 percentage points in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007. This increase was primarily attributable to shipments to Linens ‘N Things for which we recorded costs, but did not recognize revenue due to collectability concerns given their financial condition and recent bankruptcy filing.
     The government and industrial robots division cost of revenue decreased as a percent of revenue by 0.7 percentage points in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007. This was due to a 16.2% decrease in average unit costs related to product mix primarily attributable to expansion of our military product line into lower priced models in our government and industrial division.
Gross Profit

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollar in thousands)
Total gross profit	$15,360	$11,117	$4,243	38.2%
As a percentage of total revenue	26.8%	28.2%

     Gross profit increased $4.2 million, or 38.2%, to $15.4 million (26.8% of revenue) in the three months ended March 29, 2008, from $11.1 million (28.2% of revenue) in the three months ended March 31, 2007. The decrease in gross profit as a percentage of revenue in the three months ended March 29, 2008 compared to the three months ended March 31, 2007 was the result of the home robots division gross profit decreasing 3.5 percentage points, partially offset by the government and industrial division increasing 0.7 percentage points. The 3.5 percentage point decrease in the home robots division is primarily attributable to shipments to Linens ‘N Things for which we recorded costs but did not recognize revenue due to collectability concerns given their financial condition and recent bankruptcy filing. The government and industrial increase was primarily the result of overhead leverage.
Research and Development

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total research and development expense	$3,973	$4,156	$(183)	(4.4%)
As a percentage of total revenue	6.9%	10.5%
     Research and development expenses decreased by $0.2 million, or 4.4%, to $4.0 million (6.9% of revenue) in the three months ended March 29, 2008, from $4.2 million (10.5% of revenue) for the three months ended March 31, 2007. The decrease in research and development expenses is primarily due to a decrease in material costs associated with internal research and development projects.
     Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year.
     Overall research and development headcount decreased to 104 at March 29, 2008 compared to 107 as of March, 31, 2007, a decrease of 3 employees or 3%.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three months ended March 29, 2008, these expenses amounted to $5.7 million compared to $4.9 million for the three months ended March 31, 2007. In accordance with accounting principles generally accepted in the United States, these expenses have been classified as cost of revenue rather than research and development expense. Headcount for research and development under funded development arrangements increased to 65 at March 29, 2008 compared to 60 at March 31, 2007, an increase of 5 employees or 8%.
Selling and Marketing

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total selling and marketing expense	$11,458	$8,049	$3,409	42.4%
As a percentage of total revenue	20.0%	20.4%
     Selling and marketing expenses increased by $3.4 million, or 42.4%, to $11.5 million (20.0% of revenue) in the three months ended March 29, 2008 from $8.0 million (20.4% of revenue) in the three months ended March 31, 2007. The increase was primarily driven by increases of $1.8 million in television, online and print media and $1.0 million in direct fulfillment related expenses due primarily to a 50.7% growth in our direct business. Our direct business, which carries a higher selling and marketing cost per revenue dollar than retail sales, accounted for 26.1% of our home robots division revenue in the three months ended March 29, 2008 compared to 26.8% in the three months ended March 31, 2007. Marketing consulting and research increased by $0.6 million as compared to the three months ended March 31, 2007.
     Overall selling and marketing headcount increased to 36 at March 29, 2008 compared to 29 as of March 31, 2007, an increase of 7 employees or 24.1% growth, primarily due to headcount growth in our overseas territories.

General and Administrative

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total general and administrative expense	$6,778	$5,327	$1,451	27.2%
As a percentage of total revenue	11.9%	13.5%
     General and administrative expenses increased by $1.5 million, or 27.2%, to $6.8 million (11.8% of revenue) in the three months ended March 29, 2008 from $5.3 million (13.5% of revenue) in the three months ended March 31, 2007. The increase in general and administrative expenses was driven by increases of $0.6 million in compensation expense due to increased headcount, $0.3 million in stock-based compensation, $0.3 million in bad debt expense associated with collectability concerns of receivables due from Linens ‘N Things given their financial condition and recent bankruptcy filing, and $0.2 million in various other expenses, over the comparable period last year.
     Overall general and administrative headcount increased to 97 at March 29, 2008 compared to 74 as of March 31, 2007, an increase of 23 employees or 31.1% growth.
     For the full fiscal year 2008, we expect total operating expenses consisting of Research and Development, Selling and Marketing, and General and Administrative to be approximately 31% to 33% of revenue.
Other Income, Net

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total other income, net	$495	$931	$(436)	(46.8%)
As a percentage of total revenue	0.9%	2.3%
     Other income, net amounted to $0.5 million for the three months ended March 29, 2008 compared to $1.0 million for the three months ended March 31, 2007.
     Other income, net was directly related to interest income resulting from the investment in auction rate securities and money market accounts. The lower other income, net for the three month period ended March 29, 2008 as compared to the three month period ended March 31, 2007 is attributable to lower average auction rate securities and money market account balances and due to reduced interest rates earned on the portfolio.
Income Tax Provision

	Three Months Ended
	March 29,	March 31,	Dollar	Percent
	2008	2007	Change	Change
	(Dollars in thousands)
Total income tax provision (benefit)	$(2,349)	$17	$(2,366)	N/A
As a percentage of total revenue	(4.1%)	0.0%
     In the three months ending March 29, 2008, we recorded a $2.3 million tax benefit based on a projected effective 2008 income tax rate of 37%.
Liquidity and Capital Resources
     At March 29, 2008, our principal sources of liquidity were cash and cash equivalents totaling $22.9 million and accounts receivable of $21.9 million.
     As of March 29, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $15.4 million. The fair values of these securities are estimated utilizing a discounted cash flow model which also considered limited secondary market indicators as of March 29, 2008. These analyses consider, among other things, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.1 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified these investments as long-term assets on our balance sheet.
     If the issuers of our auction rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record additional unrealized losses or an impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to execute our current business plan.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. However, cash flow will be impacted in the coming months as we finalize the build out of new leased facilities for occupancy during the second quarter of 2008. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the three-month periods ended March 29, 2008 and March 31, 2007, we spent $3.9 million, and $1.8 million, respectively, the majority of which was for leasehold improvements.
     Discussion of Cash Flows
     Net cash provided by our operating activities in the three months ended March 29, 2008 was $0.2 million compared to net cash provided by operating activities of $2.4 million in the three months ended March 31, 2007. The cash provided by our operating activities in the three months ended March 29, 2008 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $25.3 million, partially offset by a net loss of $4.0 million, a decrease in accounts payable of $16.7 million, a decrease in accrued expenses of $2.0 million, an increase in inventory of $1.0 million and an increase in other assets of $4.1 million. In addition, in the three months ended March 29, 2008, we had depreciation and amortization expenses of approximately $1.6 million and stock-based compensation of $0.9 million, both of which are non-cash expenses. The cash provided by our operating activities in the three months ended March 31, 2007 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $12.7 million, a decrease in inventory of $4.7 million, and a decrease in other assets of $1.0 million, partially offset by a net loss of $5.5 million and a net decrease in liabilities of $12.4 million. In addition, in the three months ended March 31, 2007, we had depreciation and amortization expenses of approximately $1.2 million and stock-based compensation of $0.7 million, both of which are non-cash expenses.
     Net cash used by our investing activities was $4.9 million in the three months ended March 29, 2008 compared to net cash provided by our investing activities of $2.6 million in the three months ended March 31, 2007. Investing activities in the three months ended March 29, 2008 represent the sale of investments of $29.0 million, offset by the purchase of investments of $30.0 million and the purchase of capital equipment and leasehold improvements of $3.9 million. Investing activities in the three months ended March 31, 2007 represent the purchase of short-term investments of $15.4 million and capital equipment of $1.8 million, offset by the sale of short-term investments of $19.8 million.
     Net cash provided by our financing activities was approximately $0.8 million in the three months ended March 29, 2008 compared to net cash used by our financing activities of $1.2 million in the three months ended March 31, 2007. Included in the financing activities for the three months ended March 29, 2008 was $0.6 million in proceeds from the exercise of stock options. Net cash used by our financing activities for the three months ended March 31, 2007 includes a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $0.4 million of proceeds from the exercise of stock options.

     Working Capital Facility
     On June 5, 2007, we entered into a $35.0 million unsecured revolving credit facility with Bank of America, N.A. to replace our expired working capital line of credit with Bank of America. The credit facility will be available to fund working capital and other corporate purposes. The interest on loans under our working capital line of credit will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010. As of March 29, 2008, we had letters of credit outstanding of $2.1 million and $32.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     For the quarter ended March 29, 2008, Bank of America, N.A. formally waived compliance with the minimum specified ratio of current assets to current liabilities. We were in compliance with all other covenants under the credit facility.
     Equipment Financing Facility
     On June 5, 2007, we entered into a $15.0 million secured equipment facility with Banc of America Leasing and Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until July 1, 2008 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After July 1, 2008, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in July 2008 and will accrue interest, at our election, at either a fixed or variable rate of interest. Our obligations under the equipment facility will be secured by any financed equipment. As of March 29, 2008, we had no amounts outstanding and $15.0 million available under our equipment financing line of credit.
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
     For the quarter ended March 29, 2008, Bank of America Leasing & Capital, LLC formally waived compliance with the minimum specified ratio of current assets to current liabilities. We were in compliance with all other covenants under the equipment facility.
     Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We have made significant capital commitments for expenditures associated with the recent move to our new corporate headquarters. These expenditures have been jointly funded by our landlord at this site and by us. Other than this project, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of March 29, 2008:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$3,307	$4,532	$4,359	$14,786	$26,984
Minimum contractual payments	2,694	9,500	7,000	—	19,194

Total	$6,001	$14,032	$11,359	$14,786	$46,178

Off-Balance Sheet Arrangements
     As of March 29, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At March 29, 2008, we had unrestricted cash and cash equivalents of $22.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 29, 2008, all of our cash equivalents were held in money market accounts.
     As of March 29, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $15.4 million, classified as long-term assets. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.1 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology, as well as consideration of secondary markets, with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take additional unrealized losses, unrealized gains, or an impairment charge for these securities.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At March 29, 2008, there were no amounts outstanding under our working capital line of credit or our equipment financing facility.
Exchange Rate Sensitivity
     We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. In late 2007, we began to accept orders for home robot products in currencies other than the U.S. dollar and we expect this practice to continue in the future. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.
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
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, other than changes to the risk factor listed below entitled “We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.” This risk factor has been amended to reflect an update regarding our investments in auction rate securities. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.
We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.
     As of March 29, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $15.4 million, all of which were purchased in January or February of 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.1 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions for these securities began to fail and each such auction since then has failed. As a result, our ability to liquidate our investments in the near term may be limited, and we may not be able to recover any of the carrying value of our investments in these securities. An auction failure means that the parties wishing to sell securities could not carry out the transaction. Based on our expected operating cash flows, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on these securities in the near-term will affect our ability to execute our current business plan. While we do not currently anticipate the lack of liquidity of these auction rate securities to adversely affect our ability to conduct business, we will not be able to access these funds until a future auction for these securities is successful or until we sell the securities in a secondary market. In addition, if the credit rating of either the security issuer or the third-party insurer underlying these securities deteriorates, we may be required to adjust the carrying value of these securities through an impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
The following table sets forth the repurchases of our equity securities during the three months ended March 29, 2008 by or on behalf of us or any affiliated purchaser:

	(a) Total number of	(b) Average Price
	Shares (or Units)	Paid per Share (or
Period(1)	Purchased	Unit)
Fiscal month beginning December 30, 2007 and ended January 26, 2008	0.25 (2)	$18.08 (3)

Total	0.25 (2)	$18.08 (3)

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the three months ended March 29, 2008.

(2)	On January 1, 2008, in connection with the settlement of phantom stock for shares of our common stock pursuant to the iRobot Corporation Non-Employee Directors’ Deferred Compensation Program, we automatically settled the remaining fractional shares of phantom stock for cash.

(3)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on December 31, 2007.
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Colin Angle, Chief Executive Officer and Glen Weinstein, Senior Vice President, General Counsel & Secretary) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
     We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of our executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We, however, undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
     On April 30, 2008, the Company and Geoffrey P. Clear entered into a Transitional Services and Departure Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Clear will continue to be employed by the Company as the Senior Finance Advisor to the CEO to assist in the transition of his responsibilities, effective upon commencement of the employment of the Company’s new chief financial officer.
     The Agreement also provides the following, among other things: (i) continuation of salary at Mr. Clear’s current rate until his separation from the Company; (ii) the opportunity for Mr. Clear to receive a pro-rated bonus for fiscal 2008; (iii) continuation of certain change in control benefits pursuant to Mr. Clear’s previous executive agreement until his separation from the Company; and (iv) accelerated vesting of unvested stock options, restricted stock and restricted stock units upon Mr. Clear’s separation from the Company. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Senior Executive Incentive Compensation Plan

10.2†	Transitional Services and Departure Agreement by and between iRobot Corporation and Geoffrey P. Clear, dated April 30, 2008

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: May 5, 2008	By:	/s/ Geoffrey P. Clear
Geoffrey P. Clear
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Senior Executive Incentive Compensation Plan

10.2†	Transitional Services and Departure Agreement by and between iRobot Corporation and Geoffrey P. Clear, dated April 30, 2008

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†   Indicates a management contract or any compensatory plan, contract or arrangement