Form 10-Q
period 2008-06-28
IROBOT CORP
filed 2008-08-01
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2008 was 24,689,521.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 28, 2008
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)

	June 28,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,760	$26,735
Short term investments	1,200	16,550
Accounts receivable, net of allowance of $350 and $65 at June 28, 2008 and December 29, 2007, respectively	24,253	47,681
Unbilled revenue	2,190	2,244
Inventory, net	43,288	45,222
Deferred tax assets	5,905	5,905
Other current assets	10,384	2,268

Total current assets	101,980	146,605
Property and equipment, net	24,612	15,694
Deferred tax assets	4,293	4,293
Long term investments	13,639	—
Other assets	2,500	2,500

Total assets	$147,024	$169,092

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,965	$44,697
Accrued expenses	8,166	7,987
Accrued compensation	6,625	4,603
Deferred revenue	950	1,578

Total current liabilities	39,706	58,865
Long term liabilities	4,659	—
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at June 28, 2008 and December 29, 2007	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,687 and 24,495 issued and outstanding at June 28, 2008 and December 29, 2007, respectively	247	245
Additional paid-in capital	125,747	122,318
Deferred compensation	(508)	(685)
Accumulated deficit	(20,169)	(11,651)
Accumulated other comprehensive loss	(2,658)	—

Total stockholders’ equity	102,659	110,227

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$147,024	$169,092

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$60,676	$41,361	$111,251	$75,482
Contract revenue	6,526	5,653	13,253	11,019

Total revenue	67,202	47,014	124,504	86,501

Cost of revenue:
Cost of product revenue (1)	44,382	27,238	80,577	50,724
Cost of contract revenue (1)	6,352	4,552	12,099	9,436

Total cost of revenue	50,734	31,790	92,676	60,160

Gross profit	16,468	15,224	31,828	26,341
Operating expenses:
Research and development (1)	4,718	4,179	8,691	8,335
Selling and marketing (1)	13,471	10,944	24,929	18,993
General and administrative (1)	7,340	5,752	14,118	11,079

Total operating expenses	25,529	20,875	47,738	38,407

Operating loss	(9,061)	(5,651)	(15,910)	(12,066)
Other income, net	242	887	737	1,818

Loss before income taxes	(8,819)	(4,764)	(15,173)	(10,248)
Income tax expense (benefit)	(4,306)	12	(6,655)	29

Net loss	$(4,513)	$(4,776)	$(8,518)	$(10,277)

Net loss per share
Basic and diluted	$(0.18)	$(0.20)	$(0.35)	$(0.43)
Number of shares used in per share calculations
Basic and diluted	24,610	24,226	24,561	24,064

(1)	Total stock-based compensation recorded in the three and six months ended June 28, 2008 and June 30, 2007 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of product revenue	$216	$239	$370	$359
Cost of contract revenue	114	134	173	211
Research and development	128	127	95	118
Selling and marketing	267	450	428	607
General and administrative	808	578	1,405	890

Total stock-based compensation	$1,533	$1,528	$2,471	$2,185

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,518)	$(10,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,291	2,459
Loss on disposal of fixed assets	68	35
Stock-based compensation	2,471	2,185
Non-cash director deferred compensation	47	55
Changes in working capital — (use) source
Accounts receivable	23,428	10,831
Unbilled revenue	54	472
Inventory	1,934	(1,118)
Other assets	(8,116)	883
Accounts payable	(20,732)	(579)
Accrued expenses	179	(2,021)
Accrued compensation	2,022	286
Deferred revenue	(628)	1,457
Change in long term liabilities	4,659	—

Net cash provided by operating activities	159	4,668

Cash flows from investing activities:
Purchase of property and equipment	(12,277)	(3,921)
Purchases of investments	(29,997)	(22,000)
Sales of investments	29,050	26,800

Net cash provided by (used in) investing activities	(13,224)	879

Cash flows from financing activities:
Income tax withholding payment associated with stock option exercise	—	(1,588)
Proceeds from stock option exercises	732	719
Tax benefit of disqualifying dispositions	358	—

Net cash provided by (used in) financing activities	1,090	(869)

Net increase (decrease) in cash and cash equivalents	(11,975)	4,678
Cash and cash equivalents, at beginning of period	26,735	5,583

Cash and cash equivalents, at end of period	$14,760	$10,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$—
Cash paid for income taxes	38	112
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the six months ended June 28, 2008 and June 30, 2007, the Company transferred $146 and $481, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on February 25, 2008.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of June 28, 2008 and results of operations and cash flows for the periods ended June 28, 2008 and June 30, 2007 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
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
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net loss	$(4,513)	$(4,776)	$(8,518)	$(10,277)

Diluted weighted average shares outstanding	24,610	24,226	24,561	24,064

Basic and diluted loss per share	$(0.18)	$(0.20)	$(0.35)	$(0.43)

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
     Potentially dilutive securities representing approximately 0.9 million and 1.2 million shares of common stock for the quarters ended June 28, 2008 and June 30, 2007, respectively, and 1.0 million and 1.4 million shares of common stock for the six months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At June 28, 2008, the Company has total deferred tax assets of $12.8 million and a valuation allowance of $2.6 million resulting in a net deferred tax asset of $10.2 million.
     Comprehensive Loss
     Comprehensive loss includes unrealized losses on certain investments. The differences between net loss and comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss, as reported	$(4,513)	$(4,776)	$(8,518)	$(10,277)
Unrealized losses on investments	(562)	—	(2,658)	—

Total comprehensive loss	$(5,075)	$(4,776)	$(11,176)	$(10,277)

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
     The Company has invested in auction rate security instruments, which have been historically classified as available for sale securities and reflected at fair value. Due to recent events in credit markets, however, the auction events for all of these instruments currently held by the Company began to fail during the first quarter of 2008 and each such auction since then has failed. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow model which also considers limited secondary market indicators as of June 28, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
     As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues of the securities rather than credit issues, it has recorded an unrealized loss of $2.7 million to Accumulated other comprehensive loss on the balance sheet. The auction rate security instruments held by the Company at June 28, 2008 were in securities collateralized by student loan portfolios, the majority of which are guaranteed by the United States government. Historically, these securities have been classified as Short term investments, and at December 29, 2007, the Company held auction rate securities with a par value and fair value of $16.6 million. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified $13.6 million of these investments as noncurrent and has included them in Long term investments on the unaudited Condensed Consolidated Balance Sheet at June 28, 2008. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of the $2.7 million write-down, would be recorded to Accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate. The Company received information during the quarter ended June 28, 2008 that one issuer had refinanced its auction rate bonds and intended to call its outstanding issues at par. The Company held $1.2 million of the auction rate bonds to be called. These bonds were called at par on July 7, 2008. Given the expectation of a pending call, the Company classified these bonds as a short-term investment and recorded their value at par as of June 28, 2008.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 28, 2008, were as follows:

	Fair Value Measurements as of June 28, 2008
	(in thousands)
Description	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$13,776	$—	$—
Auction Rate Securities	—	—	14,839

Total assets measured at fair value	$13,776	—	$14,839

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs
(Level 3) as defined in SFAS 157 at June 28, 2008:

Fair Value Measurements of Assets using
Level 3 inputs
Auction Rate Securities

(In thousands)
Beginning balance at December 29, 2007	$—
Transfers to Level 3	17,497
Total losses (realized or unrealized)
Included in other comprehensive loss	(2,658)

Ending balance at June 28, 2008	$14,839

     Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
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
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact of adoption of SFAS 161 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following at:

	June 28,	December 29,
	2008	2007
	(In thousands)
Raw materials	$3,878	$1,641
Work in process	540	517
Finished goods	38,870	43,064

	$43,288	$45,222

4. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of June 28, 2008, there were 1,636,936 shares available for future grant under the 2005 Plan.
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
5. Accrued Expenses
     Accrued expenses consist of the following at:

	June 28,	December 29,
	2008	2007
	(In thousands)
Accrued warranty	$3,257	$2,491
Accrued direct fulfillment costs	967	1,953
Accrued rent	1,074	197
Accrued sales commissions	774	1,074
Accrued accounting fees	433	361
Accrued other	1,661	1,911

	$8,166	$7,987

6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended June 28, 2008 and June 30, 2007 amounted to $1.5 million and $0.5 million, respectively, and for the six months ended June 28, 2008 and June 30, 2007 amounted to $2.1 million and $1.0 million, respectively. The Company recorded $0.7 million of expense in the three month period ended June 28, 2008 for remaining lease commitments, net of estimated sublease income, at our former corporate headquarters in Burlington, MA. Future minimum rental payments under operating leases were as follows as of June 28, 2008:

Operating
Leases
(In thousands)
Remainder of 2008	$1,818
2009	2,341
2010	2,229
2011	2,211
2012	2,189
Thereafter	15,307

Total minimum lease payments	$26,095

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
     The Company has conducted an evaluation of whether it has established a nexus in various jurisdictions with respect to sales tax. In conjunction with this evaluation, the Company has approached several states pursuant to voluntary disclosure arrangements. As a result of this process, the Company is currently in negotiations with one state where nexus is believed to be probable and has recorded a liability for potential exposure in this one

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
jurisdiction. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2008 and June 30, 2007, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance at beginning of period	$2,524	$2,497	$2,491	$2,462
Provision	1,704	1,407	3,245	3,391
Warranty usage(*)	(971)	(1,483)	(2,479)	(3,432)

Balance at end of period	$3,257	$2,421	$3,257	$2,421

(*)	Warranty usage includes the pro rata expiration of product warranties unutilized.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Home Robots	$41,705	$17,197	$71,853	$36,638
Government & Industrial	25,497	29,817	52,651	49,863

Total revenue	67,202	47,014	124,504	86,501

Cost of revenue:
Home Robots	30,946	11,805	53,025	25,369
Government & Industrial	19,788	19,985	39,651	34,791

Total cost of revenue	50,734	31,790	92,676	60,160

Gross profit:
Home Robots	10,759	5,392	18,828	11,269
Government & Industrial	5,709	9,832	13,000	15,072

Total gross profit	16,468	15,224	31,828	26,341

Research and development
Other	4,718	4,179	8,691	8,335
Selling and marketing
Other	13,471	10,944	24,929	18,993
General and administrative
Other	7,340	5,752	14,118	11,079
Other income, net
Other	242	887	737	1,818
Loss before income taxes
Other	$(8,819)	$(4,764)	$(15,173)	$(10,248)

     Geographic Information
     For the three months ended June 28, 2008 and June 30, 2007, sales to non-U.S. customers accounted for 27.6% and 16.6% of total revenue, respectively, and for the six months ended June 28, 2008 and June 30, 2007, sales to non-U.S. customers accounted for 23.9% and 11.8% of total revenue, respectively.
     Significant Customers
     For the three months ended June 28, 2008 and June 30, 2007, U.S. federal government orders, contracts and subcontracts accounted for 35.5% and 50.8% of total revenue, respectively, and for the six months ended June 28, 2008 and June 30, 2007, U.S. federal government orders, contracts and subcontracts accounted for 39.3% and 48.7% of total revenue, respectively.

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
     As of June 28, 2008, we had 482 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue
Product revenue	90.3%	88.0%	89.4%	87.3%
Contract revenue	9.7	12.0	10.6	12.7

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	66.0	57.9	64.7	58.6
Cost of contract revenue	9.5	9.7	9.7	10.9

Total cost of revenue	75.5	67.6	74.4	69.5

Gross profit	24.5	32.4	25.6	30.5
Operating Expenses
Research and development	7.0	8.9	7.0	9.6
Selling and marketing	20.1	23.3	20.0	22.0
General and administrative	10.9	12.2	11.4	12.8

Total operating expenses	38.0	44.4	38.4	44.4

Operating loss	(13.5)	(12.0)	(12.8)	(13.9)
Other income, net	0.4	1.9	0.6	2.1

Loss before income taxes	(13.1)	(10.1)	(12.2)	(11.8)
Income tax expense (benefit)	(6.4)	0.1	(5.4)	0.1

Net loss	(6.7)%	(10.2)%	(6.8)%	(11.9)%

Comparison of Three and Six Months Ended June 28, 2008 and June 30, 2007
Revenue

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$67,202	$47,014	$20,188	42.9%	$124,504	$86,501	$38,003	43.9%
     Total revenue for the three months ended June 28, 2008 increased to $67.2 million, or 42.9%, compared to $47.0 million for the three months ended June 30, 2007. Revenue increased approximately $24.5 million, or 142.5%, in our home robots business and decreased approximately $4.3 million, or 14.5%, in our government and industrial business.

     The $24.5 million increase in revenue from our home robots division for the three months ended June 28, 2008 was driven by a $22.7 million increase in home floor care robots revenue due to a 140.5% increase in units shipped and a 6.5% increase in average selling prices, and a $1.8 million increase in product life cycle revenue (spares and accessories), as compared to the three months ended June 30, 2007. Total home floor care robots shipped in the three months ended June 28, 2008 were approximately 237,000 units compared to approximately 99,000 units in the three months ended June 30, 2007. The $4.3 million decrease in revenue from our government and industrial business for the three months ended June 28, 2008 as compared to three months ended June 30, 2007 was due to a $5.5 million decrease in product sales of our military robots. This was driven by a 32.6% decrease in associated net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced models. This was partially offset by an 11.8% increase in units shipped, 170 units compared to 152 units, and an increase of $0.9 million in recurring contract development revenue generated under funded research and development contracts.
     Total revenue for the six months ended June 28, 2008 increased to $124.5 million, or 43.9%, compared to $86.5 million for the six months ended June 30, 2007. Revenue increased approximately $35.2 million, or 96.1%, in our home robots business and increased approximately $2.8 million, or 5.6%, in our government and industrial business.
     The $35.2 million increase in revenue from our home robots division for the six months ended June 28, 2008 was driven by a $33.5 million increase in home floor care robots revenue due to a 78.6% increase in units shipped and a 15.2% increase in average selling prices, and a $3.2 million increase in product life cycle revenue (spares and accessories), as compared to the six months ended June 30, 2007. Total home floor care robots shipped in the six months ended June 28, 2008 were approximately 407,000 units compared to approximately 227,000 units in the six months ended June 30, 2007. The $2.8 million increase in revenue from our government and industrial business for the six months ended June 28, 2008 as compared to six months ended June 30, 2007 was due to an increase of $2.2 million in recurring contract development revenue generated under funded research and development contracts and a $0.5 million increase in product life cycle revenue. Product sales of our military robots increased $0.1 million due to a 30.9% increase in units shipped, 326 compared to 249, offset by a 23.3% decrease in associated net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced models.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$50,734	$31,790	$18,944	59.6%	$92,676	$60,160	$32,516	54.0%
As a percentage of total revenue	75.5%	67.6%			74.4%	69.5%
     Total cost of revenue increased to $50.7 million in the three months ended June 28, 2008, compared to $31.8 million in the three months ended June 30, 2007. The increase is primarily due to higher costs associated with the 140.5% increase in home robot unit sales and an increase in home robots unit costs due to the introduction of our Roomba 500 product line in mid-2007 which has a higher unit cost than our previous model.
     The home robots division cost of revenue increased as a percent of revenue by 5.5 percentage points in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007. This increase was primarily attributable to a higher percentage of lower margin international revenue and a lower percentage of higher margin direct revenue, in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 10.6 percentage points in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007. This was primarily due to an 11.0% increase in overhead costs as a percentage of revenue and an increase in contract costs, partially offset by favorable product mix.
     Total cost of revenue increased to $92.7 million in the six months ended June 28, 2008, compared to $60.2 million in the six months ended June 30, 2007. The increase is primarily due to higher costs associated with the 78.6% increase in home robot unit sales and an increase in home robots unit costs due to the introduction of our Roomba 500 product line in mid-2007 which has a higher unit cost than our previous model.

     The home robots division cost of revenue increased as a percent of revenue by 4.5 percentage points in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007. This increase was primarily attributable to a higher percentage of lower margin international revenue and a lower percentage of higher margin direct revenue in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007. In addition we had shipments to Linens ‘N Things during the first quarter of 2008 for which we recorded costs, but did not recognize revenue due to collectability concerns given their financial condition and bankruptcy filing. These decreases were partially offset by improved warranty and favorable overhead absorption.
     The government and industrial robots division cost of revenue increased as a percent of revenue by 5.5 percentage points in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007. This was due to a 5.5% increase in overhead costs as a percentage of revenue.
Gross Profit

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollar in thousands)				(Dollars in thousands)
Total gross profit	$16,468	$15,224	$1,244	8.2%	$31,828	$26,341	$5,487	20.8%
As a percentage of total revenue	24.5%	32.4%			25.6%	30.5%
     Gross profit increased $1.2 million, or 8.2%, to $16.5 million (24.5% of revenue) in the three months ended June 28, 2008, from $15.2 million (32.4% of revenue) in the three months ended June 30, 2007. The decrease in gross profit as a percentage of revenue in the three months ended June 28, 2008 compared to the three months ended June 30, 2007 was the result of the home robots division gross profit decreasing 5.5 percentage points, and by the government and industrial division decreasing 10.5 percentage points. The 5.5 percentage point decrease in the home robots division is primarily attributable to a higher percentage of lower margin international revenue and a lower percentage of higher margin direct revenue in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007. The government and industrial decrease was primarily the result of higher overhead expenses due to increased investments to drive scalability, increased facility costs and lower revenue.
     Gross profit increased $5.5 million, or 20.8%, to $31.8 million (25.6% of revenue) in the six months ended June 28, 2008, from $26.3 million (30.5% of revenue) in the six months ended June 30, 2007. The decrease in gross profit as a percentage of revenue in the six months ended June 28, 2008 compared to the six months ended June 30, 2007 was the result of the home robots division gross profit decreasing 4.5 percentage points, and by the government and industrial division decreasing 5.5 percentage points. The 4.5 percentage point decrease in the home robots division is primarily attributable to a higher percentage of lower margin international revenue and a lower percentage of higher margin direct revenue in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 and shipments to Linens ‘N Things during the first quarter of 2008 for which we recorded costs but did not recognize revenue due to collectability concerns given their financial condition and bankruptcy filing. The government and industrial division decrease was primarily the result of higher overhead expenses due to increased investments to drive scalability and increased facility costs.
Research and Development

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$4,718	$4,179	$539	12.9%	$8,691	$8,335	$356	4.3%
As a percentage of total revenue	7.0%	8.9%			7.0%	9.6%
     Research and development expenses increased by $0.5 million, or 12.9%, to $4.7 million (7.0% of revenue) in the three months ended June 28, 2008, from $4.2 million (8.9% of revenue) for the three months ended June 29, 2007. The increase in research and development expenses is primarily due to an increase in compensation and employee related costs offset slightly by a decrease in material costs associated with internal research and development projects.

     Research and development expenses increased by $0.4 million, or 4.3%, to $8.7 million (7.0% of revenue) in the six months ended June 28, 2008, from $8.3 million (9.6% of revenue) for the six months ended June 30, 2007. The increase in research and development expenses is primarily due to an increase in compensation and employee related costs offset by a decrease in material costs associated with internal research and development projects.
     Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year.
     Overall research and development headcount was 106 at both June 28, 2008 and June 30, 2007.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and six months ended June 28, 2008, these expenses amounted to $6.4 million and $12.1 million compared to $4.6 million and $9.4 million for the three and six months ended June 30, 2007, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
     Headcount for research and development under funded development arrangements increased to 64 at June 28, 2008 compared to 61 at June 30, 2007, an increase of three employees or 5%.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$13,471	$10,944	$2,527	23.1%	$24,929	$18,993	$5,936	31.3%
As a percentage of total revenue	20.1%	23.3%			20.0%	22.0%
     Selling and marketing expenses increased by $2.5 million, or 23.1%, to $13.5 million (20.1% of revenue) in the three months ended June 28, 2008 from $10.9 million (23.3% of revenue) in the three months ended June 30, 2007. The increase was primarily driven by increases in our home robots division of $0.5 million in television, online and print media, and $0.9 million in direct fulfillment related expenses. Our government and industrial division had increases of $0.6 million in labor and other costs associated with bid and proposal activity as compared to the three months ended June 30, 2007.
     Selling and marketing expenses increased by $5.9 million, or 31.3%, to $24.9 million (20.0% of revenue) in the six months ended June 28, 2008 from $19.0 million (22.0% of revenue) in the six months ended June 30, 2007. The increase was primarily driven by increases in our home robots division of $1.3 million in television, online and print media, $0.6 million in marketing consulting and research and $1.9 million in direct fulfillment related expenses due primarily to a 23.7% growth in our direct business, which carries a higher selling and marketing cost per revenue dollar than retail sales. Our government and industrial division had increases of $0.8 million in labor and other costs associated with bid and proposal activity as compared to the six months ended June 30, 2007.
     Overall selling and marketing headcount increased to 44 at June 28, 2008 compared to 34 as of June 30, 2007, an increase of ten employees or 29% growth, primarily due to headcount growth in our overseas territories.

General and Administrative

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$7,340	$5,752	$1,588	27.6%	$14,118	$11,079	$3,039	27.4%
As a percentage of total revenue	10.9%	12.2%			11.4%	12.8%
     General and administrative expenses increased by $1.6 million, or 27.6%, to $7.3 million (10.9% of revenue) in the three months ended June 28, 2008 from $5.8 million (12.2% of revenue) in the three months ended June 30, 2007. The increase in general and administrative expenses was driven by increases of $0.8 million in compensation expense due to increased headcount, $0.2 million in stock-based compensation, $0.3 million in occupancy and depreciation expense and $0.3 million in various other expenses, over the comparable period last year.
     General and administrative expenses increased by $3.0 million, or 27.4%, to $14.1 million (11.4% of revenue) in the six months ended June 28, 2008 from $11.1 million (12.8% of revenue) in the six months ended June 30, 2007. The increase in general and administrative expenses was driven by increases of $1.4 million in compensation expense due to increased headcount, $0.5 million in stock-based compensation, $0.4 million in occupancy and depreciation expense, $0.3 million in bad debt expense associated with collectability concerns of receivables due from Linens ‘N Things given their financial condition and bankruptcy filing, and $0.5 million in various other expenses, over the comparable period last year.
     Overall general and administrative headcount increased to 106 at June 28, 2008 compared to 82 as of June 30, 2007, an increase of 24 employees or 29% growth.
     For the full fiscal year 2008, we expect total operating expenses consisting of Research and Development, Selling and Marketing, and General and Administrative to be approximately 31% to 33% of revenue.
Other Income, Net

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income (expense), net	$242	$887	$(645)	(72.7%)	$737	$1,818	$(1,081)	(59.5%)
As a percentage of total revenue	0.4%	1.9%			0.6%	2.1%
     Other income, net amounted to $0.2 million for the three months ended June 28, 2008 compared to $0.9 million for the three months ended June 30, 2007. Other income, net was directly related to interest income resulting from the investment in auction rate securities and money market accounts. The lower other income, net for the three month period ended June 28, 2008 as compared to the three month period ended June 30, 2007 is attributable to lower average auction rate securities and money market account balances and reduced interest rates earned on the portfolio.
     Other income, net amounted to $0.7 million for the six months ended June 28, 2008 compared to $1.8 million for the six months ended June 30, 2007. Other income, net was directly related to interest income resulting from the investment in auction rate securities and money market accounts. The lower other income, net for the six month period ended June 28, 2008 as compared to the six month period ended June 30, 2007 is attributable to lower average auction rate securities and money market account balances and reduced interest rates earned on the portfolio.

Income Tax Provision

	Three Months Ended				Six Months Ended
	June 28,	June 30,	Dollar	Percent	June 28,	June 30,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision (benefit)	$(4,306)	$12	$(4,318)	N/A	$(6,655)	$29	$(6,684)	N/A
As a percentage of total revenue	(6.4%)	0.1%			(5.4%)	0.1%
     In the three months ended June 28, 2008, we recorded a $4.3 million tax benefit based on a projected effective 2008 income tax rate of 43.9%. Our tax benefit for the six month period ended June 28, 2008 was $6.7 million based on our estimated effective 2008 income tax rate of 43.9%
Liquidity and Capital Resources
     At June 28, 2008, our principal sources of liquidity were cash and cash equivalents totaling $14.8 million, short-term investments of $1.2 million and accounts receivable of $24.3 million.
     As of June 28, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $14.8 million. The fair values of these securities are estimated utilizing a discounted cash flow model which also considered limited secondary market indicators as of June 28, 2008. These analyses consider, among other things, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.7 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified these investments as long-term assets on our balance sheet, with the exception of one holding. We received information during the quarter that one issuer had refinanced its auction rate bonds and intended to call its outstanding issues at par. We held $1.2 million of the auction rate bonds to be called. These bonds were called at par on July 7, 2008. Given the expectation of a pending call, we classified these bonds as a short-term investment and recorded their value at par as of June 28, 2008.
     If the issuers of our auction rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record additional unrealized losses or an impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to execute our current business plan. Except as detailed above, we are currently no longer purchasing auction rate securities and, as of June 28, 2008, all of our cash equivalents were held in money market accounts.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. However, cash flow has been impacted in recent months as we completed the build out of new leased facilities for occupancy during the second quarter of 2008. Our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the six-month periods ended June 28, 2008 and June 30, 2007, we spent $12.3 million and $3.9 million, respectively.
     Discussion of Cash Flows
     Net cash provided by our operating activities in the six months ended June 28, 2008 was $0.2 million compared to net cash provided by operating activities of $4.7 million in the six months ended June 30, 2007. The cash provided by our operating activities in the six months ended June 28, 2008 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $23.5 million, a decrease in inventory of $1.9 million, an increase in accrued expenses (including accrued compensation) of $2.2 million, and an increase in long-term liabilities of $4.7 million, partially offset by a net loss of $8.5 million, an increase in other assets of $8.1 million, a decrease in accounts payable of $20.7 million, and a decrease in deferred revenue of $0.6 million. In addition, in the six months ended June 28, 2008, we had depreciation and amortization of approximately $3.3 million and stock-based compensation of $2.5 million, both of which are non-cash expenses. The cash provided by our operating activities in the six months ended June 30, 2007 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $11.3 million, and a decrease in other assets of $0.9 million, offset by a net loss of $10.3 million, an increase in inventory of $1.1 million and a net decrease in liabilities of $0.9 million. In addition, in the six months ended June 30, 2007, we had depreciation and amortization of approximately $2.5 million and stock-based compensation of $2.2 million, both of which are non-cash expenses.
     Net cash used by our investing activities was $13.2 million in the six months ended June 28, 2008 compared to net cash provided by our investing activities of $0.9 million in the six months ended June 30, 2007. Investing activities in the six months ended June 28, 2008 represent the sale of investments of $29.1 million, offset by the purchase of investments of $30.0 million and the purchase of capital equipment and leasehold improvements of $12.3 million. Investing activities in the six months ended June 30, 2007 represent the sale of short-term investments of $26.8 million, offset by the purchase of short-term investments of $22.0 million and the purchase of capital equipment of $3.9 million.
     Net cash provided by our financing activities was approximately $1.1 million in the six months ended June 28, 2008 compared to net cash used by our financing activities of $0.9 million in the six months ended June 30, 2007. Included in the financing activities for the six months ended June 28, 2008 was $0.7 million in proceeds from the exercise of stock options and $0.4 million from the tax benefit of disqualifying dispositions. Included in the financing activities for the six months ended June 30, 2007 was a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $0.7 million of proceeds from the exercise of stock options.
     Working Capital Facility
     We have a $45.0 million unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The interest on loans under our credit facility will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.
     As of June 28, 2008, we had letters of credit outstanding of $2.1 million and $42.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     For the quarter ended June 28, 2008, Bank of America, N.A. formally waived compliance with the minimum specified ratio of current assets to current liabilities. We were in compliance with all other covenants under the credit facility.

     Equipment Financing Facility
     We have a $5.0 million secured equipment facility with Banc of America Leasing & Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until April 30, 2009 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After April 30, 2009, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in April 2009 and will accrue interest, at our election, at either a fixed or variable rate of interest. Our obligations under the equipment facility will be secured by any financed equipment.
     As of June 28, 2008, we had no amounts outstanding and $5.0 million available under our equipment financing line of credit.
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
     For the quarter ended June 28, 2008, Bank of America Leasing & Capital, LLC formally waived compliance with the minimum specified ratio of current assets to current liabilities. We were in compliance with all other covenants under the equipment facility.
     Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We have made significant capital expenditures associated with the recent move to our new corporate headquarters. These expenditures have been jointly funded by our landlord at this site and by us. Other than this project, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of June 28, 2008:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than	Total
	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$3,016	$4,442	$4,373	$14,264	$26,095
Minimum contractual payments	1,188	9,500	7,000	—	17,688

Total	$4,204	$13,942	$11,373	$14,264	$43,783

Off-Balance Sheet Arrangements
     As of June 28, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At June 28, 2008, we had unrestricted cash and cash equivalents of $14.8 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 28, 2008, all of our cash equivalents were held in money market accounts.
     As of June 28, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $13.6 million, classified as long-term assets, and $1.2 million, classified as short term assets. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.7 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology, as well as consideration of secondary markets, with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take additional unrealized losses, unrealized gains, or an impairment charge for these securities.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At June 28, 2008, there were no amounts outstanding under our working capital line of credit or our equipment financing facility.
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
     As of June 28, 2008, we held auction rate securities with a par value of approximately $17.5 million and a fair value of approximately $14.8 million, all of which were purchased in January or February of 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues of the securities rather than credit issues, we have recorded an unrealized loss of $2.7 million to Accumulated other comprehensive loss on the balance sheet. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. In February 2008, auctions for these securities began to fail and each such auction since then has failed. As a result, our ability to liquidate our investments in the near term may be limited, and we may not be able to recover any of the carrying value of our investments in these securities. An auction failure means that the parties wishing to sell securities could not carry out the transaction. Based on our expected operating cash flows, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on these securities in the near-term will affect our ability to execute our current business plan. While we do not currently anticipate the lack of liquidity of these auction rate securities to adversely affect our ability to conduct business, we will not be able to access these funds until a future auction for these securities is successful or until we sell the securities in a secondary market. In addition, if the credit rating of either the security issuer or the third-party insurer underlying these securities deteriorates, we may be required to adjust the carrying value of these securities through an impairment charge. Except as detailed above, we are currently no longer purchasing auction rate securities and, as of June 28, 2008, all of our cash equivalents were held in money market accounts.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on Thursday, May 29, 2008, in Bedford, Massachusetts, at which the following matters were submitted to a vote of the stockholders:
(a)	Votes regarding the election of the persons named below as class III members to the board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Rodney Brooks, Ph.D.	18,705,004	179,876
Jacques S. Gansler, Ph.D.	18,719,194	165,686
Andrea Geisser	18,705,731	179,149
(b)	Votes regarding ratification of the appointment of the accounting firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions

18,786,695	45,850	52,335
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

Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment and Waiver to Credit Agreement by and between iRobot Corporation and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to iRobot Corporation’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.2	First Amendment to Note by and between iRobot Corporation and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to iRobot Corporation’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.3†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan

10.4†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan

10.5	Amendment No. 1 to the Master Loan and Security Agreement between iRobot Corporation and Banc of America Leasing and Capital, LLC, dated May 15, 2008

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 1, 2008	By:	/s/ JOHN LEAHY

John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	First Amendment and Waiver to Credit Agreement by and between iRobot Corporation and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to iRobot Corporation's Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.2	First Amendment to Note by and between iRobot Corporation and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to iRobot Corporation's Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.3†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan

10.4†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan

10.5	Amendment No. 1 to the Master Loan and Security Agreement between iRobot Corporation and Banc of America Leasing and Capital, LLC, dated as of May 15, 2008

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement