Form 10-Q
period 2008-09-27
IROBOT CORP
filed 2008-10-31
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 25, 2008 was 24,776,321.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 27,	December 29,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$10,515	$26,735
Short term investments	16,197	16,550
Accounts receivable, net of allowance of $644 and $65 at September 27, 2008 and December 29, 2007, respectively	46,321	47,681
Unbilled revenue	2,272	2,244
Inventory, net	42,596	45,222
Deferred tax assets	5,905	5,905
Other current assets	9,228	2,268

Total current assets	133,034	146,605
Property and equipment, net	24,139	15,694
Deferred tax assets	4,293	4,293
Other assets	12,371	2,500

Total assets	$173,837	$169,092

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,870	$44,697
Accrued expenses	9,392	7,987
Accrued compensation	8,262	4,603
Deferred revenue	2,733	1,578

Total current liabilities	52,257	58,865
Long term liabilities	10,052	—
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at September 27, 2008 and December 29, 2007	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,754 and 24,495 issued and outstanding at September 27, 2008 and December 29, 2007, respectively	248	245
Additional paid-in capital	127,992	122,318
Deferred compensation	(395)	(685)
Accumulated deficit	(16,317)	(11,651)
Accumulated other comprehensive loss	—	—

Total stockholders’ equity	111,528	110,227

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$173,837	$169,092

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenue:
Product revenue	$87,224	$58,667	$198,475	$134,149
Contract revenue	5,191	5,173	18,444	16,192

Total revenue	92,415	63,840	216,919	150,341

Cost of revenue:
Cost of product revenue (1)	58,371	39,186	138,948	89,910
Cost of contract revenue (1)	5,114	4,542	17,213	13,978

Total cost of revenue	63,485	43,728	156,161	103,888

Gross profit	28,930	20,112	60,758	46,453
Operating expenses:
Research and development (1)	4,940	4,739	13,631	13,074
Selling and marketing (1)	10,522	11,115	35,451	30,108
General and administrative (1)	7,578	6,459	21,696	17,538

Total operating expenses	23,040	22,313	70,778	60,720

Operating income (loss)	5,890	(2,201)	(10,020)	(14,267)
Other income, net	180	845	917	2,663

Income (loss) before income taxes	6,070	(1,356)	(9,103)	(11,604)
Income tax expense (benefit)	2,218	22	(4,437)	51

Net income (loss)	$3,852	$(1,378)	$(4,666)	$(11,655)

Net income (loss) per share
Basic	$0.16	$(0.06)	$(0.19)	$(0.48)
Diluted	$0.15	$(0.06)	$(0.19)	$(0.48)
Number of shares used in per share calculations
Basic	24,712	24,337	24,614	24,156
Diluted	25,536	24,337	24,614	24,156

(1)	Total stock-based compensation recorded in the three and nine months ended September 27, 2008 and September 29, 2007 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Cost of product revenue	$184	$162	$554	$521
Cost of contract revenue	127	81	300	292
Research and development	131	134	226	252
Selling and marketing	305	226	733	833
General and administrative	1,090	627	2,495	1,517

Total stock-based compensation	$1,837	$1,230	$4,308	$3,415

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,666)	$(11,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,135	3,989
Loss on disposal of fixed assets	80	48
Stock-based compensation	4,308	3,415
In-process research and development relating to acquisition of Nekton Research, LLC	200	—
Non-cash director deferred compensation	71	83
Changes in working capital — (use) source
Accounts receivable	1,830	(6,647)
Unbilled revenue	(28)	(796)
Inventory	2,626	(22,821)
Other assets	(6,930)	824
Accounts payable	(13,540)	18,263
Accrued expenses	1,405	(1,919)
Accrued compensation	3,503	2,361
Deferred revenue	1,127	683
Change in long term liabilities	4,552	—

Net cash used in operating activities	(327)	(14,172)

Cash flows from investing activities:
Purchase of property and equipment	(13,589)	(6,456)
Purchase of Nekton Research, LLC, net of cash received	(9,745)	—
Purchases of investments	(29,997)	(44,750)
Sales of investments	30,350	83,250

Net cash provided by (used in) investing activities	(22,981)	32,044

Cash flows from financing activities:
Borrowings under revolving line of credit	5,500	—
Income tax withholding payment associated with stock option exercise	—	(1,588)
Proceeds from stock option exercises	908	1,333
Tax benefit of disqualifying dispositions	680	—

Net cash provided by (used in) financing activities	7,088	(255)

Net increase (decrease) in cash and cash equivalents	(16,220)	17,617
Cash and cash equivalents, at beginning of period	26,735	5,583

Cash and cash equivalents, at end of period	$10,515	$23,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$30
Cash paid for income taxes	41	140
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the nine months ended September 27, 2008 and September 29, 2007, the Company transferred $649 and $692, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on February 25, 2008.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of September 27, 2008 and results of operations and cash flows for the periods ended September 27, 2008 and September 29, 2007 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly or through its distributors based on historical returns experience and other relevant data. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income (loss)	$3,852	$(1,378)	$(4,666)	$(11,655)

Weighted average shares outstanding	24,712	24,337	24,614	24,156
Dilutive effect of employee stock options and restricted shares	824	—	—	—

Diluted weighted average shares outstanding	25,536	24,337	24,614	24,156

Basic income (loss) per share	$0.16	$(0.06)	$(0.19)	$(0.48)
Diluted income (loss) per share	$0.15	$(0.06)	$(0.19)	$(0.48)
     Potentially dilutive securities representing approximately 1.2 million shares of common stock for the quarter ended September 29, 2007, and 0.9 million and 1.3 million shares of common stock for the nine months ended September 27, 2008 and September 29, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At September 27, 2008, the Company has total deferred tax assets of $12.8 million and a valuation allowance of $2.6 million resulting in a net deferred tax asset of $10.2 million.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The Company has invested in auction rate security instruments, which have been historically classified as available for sale securities and reflected at fair value. The auction rate security instruments held by the Company at September 27, 2008 were in securities collateralized by student loan portfolios, the majority of which are guaranteed by the United States government. Due to recent events in credit markets, the auction events for all of these instruments held by the Company as of September 27, 2008 began to fail during the first quarter of 2008 and each such auction since then has failed. Accordingly, the Company reclassified such securities to long-term assets during the first quarter of 2008. The fair values of these securities are estimated utilizing a discounted cash flow model which also considers limited secondary market indicators as of September 27, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
     As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributed to liquidity issues of the securities rather than credit issues, the Company recorded an unrealized loss of $2.7 million to accumulated other comprehensive loss on the balance sheet as of June 28, 2008. Based on the fair value analyses performed as of September 27, 2008, this unrealized loss was increased to $3.7 million.
     During the third quarter of 2008, the Company and the broker from whom it purchased all auction rate securities held as of September 27, 2008 mutually agreed that the Company would put the auction rate securities back to the broker at par value. During the fourth quarter, on October 6, 2008, the broker purchased all of the Company’s auction rate securities outstanding as of September 27, 2008, at par value, for $16.2 million in cash. As a result, the Company reclassified such securities to current assets as of September 27, 2008. The unrealized loss of $3.7 million previously recorded in accumulated other comprehensive income related to the decline in fair value of the auction rate securities was realized and charged to earnings in the period ended September 27, 2008 based on the mutual agreement. That realized loss was entirely offset by the recording of a realized gain of $3.7 million related to the put right provided by the broker, resulting in a net realized gain/loss of zero for the three and nine month-periods ended September 27, 2008.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 27, 2008, were as follows:

	Fair Value Measurements as of September 27, 2008
	(in thousands)
Description	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$10,283	$—	$—
Auction Rate Securities	—	—	12,539
Put option	—	—	3,658

Total assets measured at fair value	$10,283	—	$16,197

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 27, 2008:

	Fair Value Measurements of Assets Using
	Level 3 inputs
	(In thousands)
	Put Option	Auction Rate Securities	Total
Beginning balance at December 29, 2007	$—	$—	$—
Transfers to Level 3	—	16,197	16,197
Total gains (losses) (realized or unrealized)	3,658	(3,658)	—
Included in other comprehensive loss	—	—	—

Ending balance at September 27, 2008	$3,658	$12,539	$16,197

     Goodwill and Purchased Intangible Assets

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

     The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the industry, are present.
     Recent Accounting Pronouncements
     In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 27, 2008.
     In September 2006, FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective fiscal 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.
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
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact of adoption of SFAS 161 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following at:

	September 27,	December 29,
	2008	2007
	(In thousands)
Raw materials	$4,006	$1,641
Work in process	1,000	517
Finished goods	37,590	43,064

	$42,596	$45,222

4. Stock Option Plans
     The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of September 27, 2008, there were 1,491,790 shares available for future grant under the 2005 Plan.
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
5. Accrued Expenses
     Accrued expenses consist of the following at:

	September 27,	December 29,
	2008	2007
	(In thousands)
Accrued warranty	$4,432	$2,491
Accrued direct fulfillment costs	1,112	1,953
Accrued rent	715	197
Accrued sales commissions	913	1,074
Accrued accounting fees	448	361
Accrued other	1,772	1,911

	$9,392	$7,987

6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended September 27, 2008 and September 29, 2007 amounted to $0.8 million and $0.5 million, respectively, and for the nine months ended September 27, 2008 and September 29, 2007 amounted to $2.9 million and $1.5 million, respectively. The Company recorded $0.7 million of expense in the nine month period ended September 27, 2008 for remaining lease commitments, net of estimated sublease income, at our former corporate headquarters in Burlington, MA. Future minimum rental payments under operating leases were as follows as of September 27, 2008:

Operating
Leases
(In thousands)
Remainder of 2008	$929
2009	2,373
2010	2,319
2011	2,306
2012	2,254
Thereafter	14,786

Total minimum lease payments	$24,967

     Sales Taxes
     The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes a nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company is currently being audited by one state and has recorded a liability, in the three month period ended September 27, 2008, for the expected sales tax exposure resulting from this audit. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods in any other state.
     The Company has conducted an evaluation of whether it has established a nexus in various jurisdictions with

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
respect to sales tax. In conjunction with this evaluation, the Company has approached several states pursuant to voluntary disclosure arrangements. As a result of this process, the Company is currently in negotiations with several states where nexus is believed to be probable and has recorded a liability for potential exposure in these states. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2008 and September 29, 2007, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance at beginning of period	$3,257	$2,421	$2,491	$2,462
Provision	2,190	1,413	5,435	4,804
Warranty usage(1)	(1,015)	(1,688)	(3,494)	(5,120)

Balance at end of period	$4,432	$2,146	$4,432	$2,146

(1)	Warranty usage includes the pro rata expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division.
     The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
     Home Robots
     The Company’s home robots division includes mobile robots used in the maintenance of domestic households which are sold primarily to retail outlets, international distributors, or directly to consumers online. The business offers products through a network of retail businesses throughout the United States and Canada and to certain other countries through international distributors.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
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
     The table below presents segment information about revenue, cost of revenue, gross profit and loss before income taxes:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Home Robots	$53,626	$34,319	$125,479	$70,957
Government & Industrial	38,789	29,521	91,440	79,384

Total revenue	92,415	63,840	216,919	150,341

Cost of revenue:
Home Robots	38,759	25,619	91,784	50,988
Government & Industrial	24,726	18,109	64,377	52,900

Total cost of revenue	63,485	43,728	156,161	103,888

Gross profit:
Home Robots	14,867	8,700	33,695	19,969
Government & Industrial	14,063	11,412	27,063	26,484

Total gross profit	28,930	20,112	60,758	46,453

Research and development
Other	4,940	4,739	13,631	13,074
Selling and marketing
Other	10,522	11,115	35,451	30,108
General and administrative
Other	7,578	6,459	21,696	17,538
Other income, net
Other	180	845	917	2,663
Income (loss) before income taxes
Other	$6,070	$(1,356)	$(9,103)	$(11,604)

     Geographic Information
     For the three months ended September 27, 2008 and September 29, 2007, sales to non-U.S. customers accounted for 20.1% and 14.2% of total revenue, respectively, and for the nine months ended September 27, 2008 and September 29, 2007, sales to non-U.S. customers accounted for 22.3% and 12.8% of total revenue, respectively.
     Significant Customers
     For the three months ended September 27, 2008 and September 29, 2007, U.S. federal government orders, contracts and subcontracts accounted for 36.8% and 37.8% of total revenue, respectively, and for the nine months ended September 27, 2008 and September 29, 2007, U.S. federal government orders, contracts and subcontracts accounted for 38.2% and 44.1% of total revenue, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
8. Comprehensive Income (Loss)
     Comprehensive income (loss) includes unrealized losses on certain investments. The differences between net income (loss) and comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Net income (loss), as reported	$3,852	$(1,378)	$(4,666)	$(11,655)
Unrealized losses on investments (1)	(1,000)	—	(3,658)	—
Less: reclassification adjustment for losses realized in net income/(loss) (1)	3,658	—	3,658	—

Total comprehensive income (loss)	$6,510	$(1,378)	$(4,666)	$(11,655)

(1)	This realized loss was entirely offset by a realized gain of approximately $3.7 million related to a put option provided by the broker of our auction rate securities. See the Fair Value Measurements section of footnote 2 to the consolidated financial statements for a more detailed discussion of this put option.
9. Acquisition of Nekton Research, LLC
     In September 2008 the Company acquired Nekton Research, LLC (“Nekton”), an unmanned underwater robot technology company based in Raleigh, North Carolina. The Company believes that the acquisition of Nekton positions the Company to meet the needs of military and commercial customers in the emerging market for underwater robots. The Company acquired Nekton for a purchase price of $10 million, consisting primarily of cash and direct acquisition costs, with the potential for additional consideration up to $5 million based on the achievement of certain business and financial milestones. In connection with the acquisition, the Company assumed $0.1 million in net liabilities, and recorded $4.5 million of intangible assets and $5.4 million of goodwill. Approximately $0.2 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.
     The unaudited condensed consolidated financial statements for the nine months ended September 27, 2008 include the results of operations of Nekton commencing as of September 8, 2008, the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.
10. Goodwill and other intangible assets
     The carrying amount of the goodwill at September 27, 2008 of $5.4 million is from the acquisition of Nekton completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are 2 to 10 years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Intangible assets at September 27, 2008 and December 29, 2007 consisted of the following:

	September 27, 2008			December 29, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Completed technology	$3,700	$31	$3,669	—	—	—

Research contracts	100	4	96	—	—	—

Tradename	700	6	694	—	—	—

Total	$4,500	$41	$4,459	—	—	—

     Amortization expense related to acquired intangible assets was $41,000 for the three and nine months-ended September 27, 2008. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2008	$123
2009	492
2010	473
2011	440
2012	440

Total	$1,968

11. Subsequent Events
     On October 22, 2008, the Company entered into an employment separation agreement with Helen Greiner pursuant to which Ms. Greiner resigned as Chairman of the Board and from her employment with the Company effective as of October 24, 2008. The employment separation agreement, which supersedes the executive agreement between the Company and Ms. Greiner dated March 15, 2006, provides for the following, among other things: (i) separation pay equal to one year’s base salary, (ii) health benefits coverage for up to four months, (iii) the opportunity to receive a pro-rated bonus for fiscal 2008, (iv) annual cash and equity awards pursuant to the Company’s non-employee director compensation policy, (v) full acceleration of all of her currently outstanding options to purchase Company stock, restricted stock awards and restricted stock units if Ms. Greiner ceases to serve as a director of the Company and (vi) a general release by Ms. Greiner, in each case in the manner specified in the employment separation agreement. Ms. Greiner will continue to serve as a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2007, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2007, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot provides robots that make a difference. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle reconnaissance robot for the U.S. Army’s Future Combat Systems program, and through our acquisition of Nekton Research, LLC, or Nekton, we are entering the unmanned underwater vehicles marketplace. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of September 27, 2008, we had 505 full-time employees. We have developed expertise in most disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
     Although we have successfully launched consumer and military products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and military products, the impact on consumer spending as a result of current global economic conditions, our ability to obtain U.S. federal government funding for research and development programs, and our ability to successfully develop and introduce products and product enhancements.

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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 27, 2008 and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenue
Product revenue	94.4%	91.9%	91.5%	89.2%
Contract revenue	5.6	8.1	8.5	10.8

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	63.2	61.4	64.1	59.8
Cost of contract revenue	5.5	7.1	7.9	9.3

Total cost of revenue	68.7	68.5	72.0	69.1

Gross profit	31.3	31.5	28.0	30.9
Operating Expenses
Research and development	5.3	7.4	6.3	8.7
Selling and marketing	11.4	17.4	16.3	20.0
General and administrative	8.2	10.1	10.0	11.7

Total operating expenses	24.9	34.9	32.6	40.4

Operating loss	6.4	(3.4)	(4.6)	(9.5)
Other income, net	0.2	1.3	0.4	1.8

Loss before income taxes	6.6	(2.1)	(4.2)	(7.7)
Income tax expense (benefit)	2.4	0.1	(2.0)	0.1

Net loss	4.2%	(2.2)%	(2.2)%	(7.8)%

Comparison of Three and Nine Months Ended September 27, 2008 and September 29, 2007
Revenue

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total revenue	$92,415	$63,840	$28,575	44.8%	$216,919	$150,341	$66,578	44.3%
     Total revenue for the three months ended September 27, 2008 increased to $92.4 million, or 44.8%, compared to $63.8 million for the three months ended September 29, 2007. Revenue increased approximately $19.3 million, or 56.3%, in our home robots business and increased approximately $9.3 million, or 31.4%, in our government and industrial business.
     The $19.3 million increase in revenue from our home robots division for the three months ended September 27, 2008 was driven by a $17.5 million increase in home floor care robots revenue due to a 54.7% increase in units shipped and a $1.8 million increase in product life cycle revenue (spares and accessories), as compared to the three months ended September 29, 2007. Total home floor care robots shipped in the three months ended September 27, 2008 were approximately 355,000 units compared to approximately 229,000 units in the three months ended September 29, 2007. The $9.3 million increase in revenue from our government and industrial business for the three months ended September 27, 2008 as compared to three months ended September 29, 2007 was due to a $12.9 million increase in product sales of our military robots. This increase was driven by a 179.8% increase in units shipped in the three months ended September 27, 2008 as compared to the three months ended September 29, 2007. This was partially offset by a 32.8% decrease in associated net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced FasTac units as compared to MTRS units last year, and a $3.7 million decrease in product life cycle revenue (spares and accessories). Revenue in the three months ended September 27, 2008 includes $0.6 million of contract revenue from Nekton.
     Total revenue for the nine months ended September 27, 2008 increased to $216.9 million, or 44.3%, compared to $150.3 million for the nine months ended September 29, 2007. Revenue increased approximately $54.5 million, or 76.8%, in our home robots business and increased approximately $12.1 million, or 15.2%, in our government and industrial business.
     The $54.5 million increase in revenue from our home robots division for the nine months ended September 27, 2008 was driven by a $49.5 million increase in home floor care robots revenue due to a 66.6% increase in units shipped and an 8.5% increase in average selling prices, and a $5.0 million increase in product life cycle revenue (spares and accessories), as compared to the nine months ended September 29, 2007. Total home floor care robots shipped in the nine months ended September 27, 2008 were approximately 761,000 units compared to approximately 456,000 units in the nine months ended September 29, 2007. The $12.1 million increase in revenue from our government and industrial business for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 was driven by an increase in product sales of our military robots of $13.1 million due to a 77.7% increase in units shipped, 645 compared to 363, offset by a 28.6% decrease in associated net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced models. Recurring contract development revenue generated under research and development contracts increased $2.2 million. These increases were partially offset by a decrease of $3.1 million in product life cycle revenue. Revenue in the nine months ended September 27, 2008 includes $0.6 million of contract revenue from Nekton.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total cost of revenue	$63,485	$43,728	$19,757	45.2%	$156,161	$103,888	$52,273	50.3%
As a percentage of total revenue	68.7%	68.5%			72.0%	69.1%
     Total cost of revenue increased to $63.5 million in the three months ended September 27, 2008, compared to $43.7 million in the three months ended September 28, 2007. The increase is due to higher costs associated with the 54.7% increase in home robot unit sales and the 179.8% increase in government and industrial unit sales.
     Total cost of revenue increased to $156.2 million in the nine months ended September 27, 2008, compared to $103.9 million in the nine months ended September 29, 2007. The increase is primarily due to higher costs associated with the 66.6% increase in home robot unit sales and a 77.7% increase in government and industrial unit sales.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollar in thousands)				(Dollars in thousands)
Total gross profit	$28,930	$20,112	$8,818	43.8%	$60,758	$46,453	$14,305	30.8%
As a percentage of total revenue	31.3%	31.5%			28.0%	30.9%
     Gross profit increased $8.8 million, or 43.8%, to $28.9 million (31.3% of revenue) in the three months ended September 27, 2008, from $20.1 million (31.5% of revenue) in the three months ended September 28, 2007. The decrease in gross profit as a percentage of revenue was the result of the government and industrial division gross profit decreasing 2.4 percentage points, offset by the home robots division gross profit increasing 2.4 percentage points. The government and industrial decrease was the result of lower product life cycle revenue (spares and accessories) and shipments of lower margin FasTac units as compared to higher margin MTRS units last year. The 2.4 percentage point increase in the home robots division is attributable to product mix as revenue was primarily from the sale of higher margin Roomba 500 units in the current quarter as compared to the transition from lower margin Roomba 400 units in the comparable quarter.
     Gross profit increased $14.3 million, or 30.8%, to $60.8 million (28.0% of revenue) in the nine months ended September 27, 2008, from $46.5 million (30.9% of revenue) in the nine months ended September 29, 2007. The decrease in gross profit as a percentage of revenue in the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007 was the result of the home robots division gross profit decreasing 1.3 percentage points, and by the government and industrial division gross profit decreasing 3.8 percentage points. The 1.3 percentage point decrease in the home robots division was driven by business mix. Direct revenue represented a lower percentage of total revenue for the period due to growth in our international channel which carries lower margins than sales directly to consumers. This overall impact was partially offset by sales of higher margin Roomba 500 units in the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007. The government and industrial division decrease was attributable to the shift of our military product line into lower margin FasTac units in 2008 as compared to MTRS units in 2007, and to higher overhead expenses due to increased investments to drive scalability and increased facility costs.
Research and Development

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total research and development expense	$4,940	$4,739	$201	4.2%	$13,631	$13,074	$557	4.3%
As a percentage of total revenue	5.3%	7.4%			6.3%	8.7%
     Research and development expenses increased by $0.2 million, or 4.2%, to $4.9 million (5.3% of revenue) in the three months ended September 27, 2008, from $4.7 million (7.4% of revenue) for the three months ended September 29, 2007. This increase in research and development expenses is primarily due to a write off of in-process research and development costs relating to our acquisition of Nekton in September 2008.
     Research and development expenses increased by $0.6 million, or 4.3%, to $13.6 million (6.3% of revenue) in the nine months ended September 27, 2008, from $13.1 million (8.7% of revenue) for the nine months ended September 29, 2007. The increase in research and development expenses is primarily due to an increase in compensation and employee related costs, offset by a decrease in material costs associated with internal research and development projects and the write off of in-process research and development costs relating to the Nekton acquisition.
     Given the seasonality of our business and the impact on quarterly revenues, research and development expenses are expected to fluctuate as a percent of revenue throughout the year.
     Overall research and development headcount increased to 107 at September 27, 2008 compared to 105 at September 29, 2007, an increase of two employees or 2%
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three and nine months ended September 27, 2008, these expenses amounted to $5.1 million and $17.2 million compared to $4.5 million and $14.0 million for the three and nine months ended September 29, 2007, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.
     Headcount for research and development under funded development arrangements increased to 80 at September 27, 2008 compared to 63 at September 29, 2007, an increase of 17 employees or 27%.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total selling and marketing expense	$10,522	$11,115	$(593)	(5.3)%	$35,451	$30,108	$5,343	17.7%
As a percentage of total revenue	11.4%	17.4%			16.3%	20.0%
     Selling and marketing expenses decreased by $0.6 million, or 5.3%, to $10.5 million (11.4% of revenue) in the three months ended September 27, 2008 from $11.1 million (17.4% of revenue) in the three months ended September 29, 2007. The decrease was primarily driven by decreases in our home robots division of $1.5 million primarily attributable to our direct response infomercial program, which ran during the three month period ending September 29, 2007 and was not repeated in the three month period ending September 27, 2008. Our government and industrial division had increases of $0.9 million primarily attributable to increases in sales representative commissions and other costs associated with bid and proposal activity as compared to the three months ended September 29, 2007.
     Selling and marketing expenses increased by $5.3 million, or 17.7%, to $35.5 million (16.3% of revenue) in the nine months ended September 27, 2008 from $30.1 million (20.0% of revenue) in the nine months ended September 29, 2007. The increase was primarily driven by increases in our home robots division of $3.0 million in television, online and print media, $1.0 million in freight, $1.1 million in labor and sales commissions, $0.5 million in marketing consulting and research, and $1.1 million in fulfillment related expenses. The increase was offset by a decrease of $3.5 million related to our direct response infomercial program, which ran during the nine month period ending September 29, 2007 and was not repeated in the nine month period ending September 27, 2008. Our government and industrial division had increases of $1.7 million, primarily attributable to sales representative commission, labor, costs associated with bid and proposal activity, and other marketing costs as compared to the nine months ended September 29, 2007.
     Overall selling and marketing headcount increased to 44 at September 27, 2008 compared to 36 as of September 29, 2007, an increase of 8 employees or 22% growth, primarily due to headcount growth in our overseas territories.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total general and administrative expense	$7,578	$6,459	$1,119	17.3%	$21,696	$17,538	$4,158	23.7%
As a percentage of total revenue	8.2%	10.1%			10.0%	11.7%
     General and administrative expenses increased by $1.1 million, or 17.3%, to $7.6 million (8.2% of revenue) in the three months ended September 27, 2008 from $6.5 million (10.1% of revenue) in the three months ended September 29, 2007. The increase in general and administrative expenses was primarily driven by increases of $0.5 million in compensation expense due to increased headcount and $0.5 million in stock-based compensation, over the comparable period last year.
     General and administrative expenses increased by $4.2 million, or 23.7%, to $21.7 million (10.0% of revenue) in the nine months ended September 27, 2008 from $17.5 million (11.7% of revenue) in the nine months ended September 29, 2007. The increase in general and administrative expenses was primarily driven by increases of $1.9 million in compensation expense due to increased headcount, $1.0 million in stock-based compensation, $0.6 million in occupancy and depreciation expense relating to the move to our new corporate headquarters, and $0.6 million in bad debt expense associated with collectability concerns of receivables due from two of our retail customers given their financial condition and bankruptcy filings, over the comparable period last year.
     Overall general and administrative headcount increased to 109 at September 27, 2008 compared to 84 as of September 29, 2007, an increase of 25 employees or 30% growth.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total other income (expense), net	$180	$845	$(665)	(78.7%)	$917	$2,663	$(1,746)	(65.6%)
As a percentage of total revenue	0.2%	1.3%			0.4%	1.8%
     Other income, net amounted to $0.2 million for the three months ended September 27, 2008 compared to $0.8 million for the three months ended September 29, 2007. Other income, net was directly related to interest income resulting from the investment in auction rate securities and money market accounts. The Other income, net for the three month period ended September 27, 2008 was less than for the three month period ended September 29, 2007 as a result of lower average auction rate securities and money market account balances, and reduced interest rates earned on the portfolio.
     Other income, net amounted to $0.9 million for the nine months ended September 27, 2008 compared to $2.7 million for the nine months ended September 29, 2007. Other income, net was directly related to interest income resulting from the investment in auction rate securities and money market accounts. The Other income, net for the nine month period ended September 27, 2008 was less than for the nine month period ended September 29, 2007 as a result of lower average auction rate securities and money market account balances, and reduced interest rates earned on the portfolio.

Income Tax Provision

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	Dollar	Percent	September 27,	September 29,	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change
	(Dollars in thousands)				(Dollars in thousands)
Total income tax provision (benefit)	$2,218	$22	$2,196	N/A	$(4,437)	$51	$(4,888)	N/A
As a percentage of total revenue	2.4%	0.1%			(2.0%)	0.1%
     In the three months ended September 27, 2008, we recorded a $2.2 million tax provision based on a projected effective 2008 income tax rate of 48.8%. The effective tax rate for the quarter was 36.5% resulting from a true-up of our full-year effective tax rate. The effective tax rate change was due to a reduction of our full-year pre-tax income outlook primarily attributable to the Nekton acquisition. Our tax benefit for the nine month period ended September 27, 2008 was $4.4 million based on our estimated effective 2008 income tax rate of 48.8%
Liquidity and Capital Resources
     At September 27, 2008, our principal sources of liquidity were cash and cash equivalents totaling $10.5 million, short-term investments of $16.2 million and accounts receivable of $46.3 million.
     As of September 27, 2008, we held auction rate securities with a par value of approximately $16.2 million and a fair value of approximately $12.5 million. The fair values of these securities are estimated utilizing a discounted cash flow model which also considered limited secondary market indicators as of September 27, 2008. These analyses consider, among other things, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.
     During the third quarter of 2008, we and the broker from whom we purchased all auction rate securities held as of September 27, 2008 mutually agreed that we would put the auction rate securities back to the broker at par value. During the fourth quarter, on October 6, 2008, the broker purchased all of our auction rate securities outstanding as of September 27, 2008, at par value, for $16.2 million in cash. As a result, we reclassified such securities to current assets as of September 27, 2008. The unrealized loss of $3.7 million previously recorded in accumulated other comprehensive income related to the decline in fair value of the auction rate securities was realized and charged to earnings in the period ended September 27, 2008 based on the mutual agreement. That realized loss was entirely offset by the recording of a realized gain of $3.7 million related to the put right provided by the broker, resulting in a net realized gain/loss of zero for the three and nine month-periods ended September 27, 2008.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. However, cash flow has been impacted in recent months as we completed the build out of new leased facilities for occupancy during the second quarter of 2008. Our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling and test equipment. In the nine-month periods ended September 27, 2008 and September 29, 2007, we spent $13.6 million and $6.5 million, respectively.
     Discussion of Cash Flows
     Net cash used in our operating activities in the nine months ended September 27, 2008 was $0.3 million compared to net cash used in operating activities of $14.2 million in the nine months ended September 29, 2007. The cash used in our operating activities in the nine months ended September 27, 2008 was primarily due to a decrease in accounts payable of $13.5 million, an increase in other assets of $6.9 million, and a net loss of $4.7 million, partially offset by a decrease in accounts receivable of $1.8 million, a decrease in inventory of $2.6 million, an increase in accrued expenses (including accrued compensation) of $4.9 million, an increase in deferred revenue of $1.1 million, and an increase in long-term liabilities of $4.6 million. In addition, in the nine months ended September 27, 2008, we had depreciation and amortization of approximately $5.1 million and stock-based compensation of $4.3 million, a loss on the disposal of fixed asset of $0.1 million, the write off of in-process research and development relating to the acquisition of Nekton of $0.2 million, and director deferred compensation of $0.1 million, all of which are non-cash expenses. The cash used in our operating activities in the nine months ended September 29, 2007 was primarily due to an increase in accounts receivable (including unbilled revenue) of $7.4 million, an increase in inventory of $22.8 million in anticipation of the holiday buying season, and a net loss of $11.7 million, offset by a decrease in other assets of $0.8 million and a net increase in liabilities of $19.4 million. In addition, in the nine months ended September 29, 2007, we had depreciation and amortization of approximately $4.0 million and stock-based compensation of $3.5 million, both of which are non-cash expenses.
     Net cash used in our investing activities was $23.0 million in the nine months ended September 27, 2008 compared to net cash provided by our investing activities of $32.0 million in the nine months ended September 29, 2007. Investing activities in the nine months ended September 27, 2008 represent the sale of investments of $29.9 million, offset by the purchase of investments of $30.4 million, the acquisition of Nekton for $9.7 million, net of cash received, and the purchase of capital equipment and leasehold improvements of $13.6 million. Investing activities in the nine months ended September 29, 2007 represent the sale of short-term investments of $83.3 million, offset by the purchase of short-term investments of $44.8 million and the purchase of capital equipment of $6.5 million.
     Net cash provided by our financing activities was approximately $7.1 million in the nine months ended September 27, 2008 compared to net cash used in our financing activities of $0.3 million in the nine months ended September 29, 2007. Included in the financing activities for the nine months ended September 27, 2008 was $5.5 million borrowed under our revolving line of credit, $0.9 million in proceeds from the exercise of stock options and $0.7 million from the tax benefit of disqualifying dispositions. Included in the financing activities for the nine months ended September 29, 2007 was a $1.6 million payment by us of the minimum tax withholding obligation relating to a stock option exercise during the period. This figure was offset by $1.3 million of proceeds from the exercise of stock options.
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
     On September 5, 2008, we entered into a Second Amendment and Waiver to Credit Agreement, or the Credit Facility Amendment, to our credit facility which provides for, among other things, (1) the revision of the amount available for borrowing under our credit facility to the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the Credit Facility Amendment, (2) waiver of the quick ratio financial covenant for our first and second quarters of 2008, and (3) the termination of the quick ratio financial covenant going forward.
     As of September 27, 2008, we had letters of credit outstanding of $2.1 million, a loan outstanding of $5.5 million, and $37.4 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified annual net income.
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
     For the quarter ended September 27, 2008, we were in compliance with all covenants under the credit facility.

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
     As of September 27, 2008, we had no amounts outstanding and $5.0 million available under our equipment financing line of credit.
     This equipment facility contains customary terms and conditions for equipment facilities of this type, including, without limitation, restrictions on our ability to transfer, encumber or dispose of the financed equipment. In addition, we are required to meet certain financial covenants customary to this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified annual net income.
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
     For the quarter ended September 27, 2008 we were in compliance with all other covenants under the equipment facility.
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

Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of September 27, 2008:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,713	$4,630	$4,404	$13,220	$24,967
Minimum contractual payments	—	9,500	7,000	—	16,500
Line of credit	—	5,500	—	—	5,500

Total	$2,713	$19,630	$11,404	$13,220	$46,967

Off-Balance Sheet Arrangements
     As of September 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At September 27, 2008, we had unrestricted cash and cash equivalents of $10.5 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 27, 2008, all of our cash equivalents were held in money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At September 27, 2008, there was $5.5 million outstanding under our working capital line of credit and no amount outstanding under our equipment financing facility.
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
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. Other than the new risk factor set forth below, there are no material changes to the Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.
Global economic conditions and any associated impact on consumer spending could have a material adverse effect on our business, results of operations and financial condition.
     Continued economic uncertainty and reductions in consumer spending may result in reductions in sales of our consumer robots, which would adversely affect our business, results of operations and our financial condition.  In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans.  Continued disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our retail customers, which would also impact purchases of our consumer robots. Any reduction in sales of our consumer robots, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer and Helen Greiner, Director) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among iRobot Corporation, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to iRobot Corporation’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)

10.1†	Amended and Restated Independent Contractor Agreement by and between iRobot Corporation and Rodney A. Brooks, dated August 8, 2008

10.2	Second Amendment and Waiver to Credit Agreement by and between iRobot Corporation and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to iRobot Corporation’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: October 31, 2008	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among iRobot Corporation, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to iRobot Corporation’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)

10.1†	Amended and Restated Independent Contractor Agreement by and between iRobot Corporation and Rodney A. Brooks, dated August 8, 2008

10.2	Second Amendment and Waiver to Credit Agreement by and between iRobot Corporation and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to iRobot Corporation’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement