Form 10-K
period 2008-12-27
IROBOT CORP
filed 2009-02-13
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-51598

iROBOT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0259 335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Crosby Drive, Bedford, MA (Address of principal executive offices)	01730 (Zip Code)

(781) 430-3000
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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $258,507,973 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 28, 2008.

As of February 5, 2009, there were 24,916,561 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 27, 2008. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended December 27, 2008

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development and manufacturing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.

iRobot, Roomba, Scooba, PackBot, Warrior, Looj, Verro, Create, Negotiator, Virtual Wall, Home Base, and AWARE are trademarks of iRobot Corporation.

Overview

iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that make a difference. For over 19 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robots, Scooba floor washing robots and Looj gutter cleaning robot perform time-consuming domestic chores. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our Negotiator ground robot performs multi-purpose tasks for local police and first responders. Our Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide.

Since our founding by roboticists who performed research at the Massachusetts Institute of Technology, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. For example, our proprietary AWARE Robot Intelligence Systems enable the behavioral control of robots. Our AWARE systems allow our Roomba floor vacuuming robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.

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

Over the past six years, we sold more than 4 million of our home care robots. We also sold during that time more than 2,200 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

Strategy

Our objective is to expand our leadership globally in designing and building practical robots and in developing robotic technology. Key elements of our strategy to achieve this objective include:

Continued Growth through Profitability, Operational Excellence and Customer Focus.  Our ability to continue to grow, to delight our customers with innovative products, and to deliver value and exceed end-user expectations depends on our ability to improve profitability and operating processes and to provide best-in-class service. We intend to consistently improve our profitability through disciplined allocation of resources and by reducing costs of materials, adjusting prices, optimizing our product and channel mix, focusing on our discretionary spending and reducing our seasonality. We will continue to focus on improving the scalability and efficiency of our supply chain process and our purchase and supply practices, and on mitigating single source supply exposure. We will identify, develop and enhance product features and functionality, as well as our ability to efficiently service customers who have problems, by enhancing customer outreach and surveys, and investigating and aggressively focusing on product reliability.

Deliver Great Products and Continue to Expand Our Existing Markets.  Our success is built upon our ability to deliver a broad range of innovative products rapidly at economical price points and to offer a broad product line to our customers. Within the consumer market, we offer floor cleaning products for various surfaces at multiple price points, a gutter cleaning product, a pool cleaning product, and a number of product accessories. We are extending our military robot offerings. In addition, we intend to leverage our increasing installed base to expand our revenues from recurring sales of consumables, services and support.

Innovate to Penetrate New Markets.  Our goal is to design and build innovative robots that make a difference. We develop robots with functionalities that are adaptable for use in a broad range of applications. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. For example, we are fostering the emerging UUV (unmanned underwater vehicle) market and continuing to grow our international markets.

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

Complement Core Competencies with Strategic Alliances.  Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. For example, our alliance with The Boeing Company allows us to accelerate product development of the SUGV, through extensive use of Commercial Off The Shelf (COTS) components; our alliance with Advanced Scientific Concepts, Inc. allows us to integrate LADAR technology for navigation and mapping applications into our autonomous vehicles; and our alliance with TASER International, Inc. allows us to integrate TASER electronic control devices, built on our PackBot robot platforms. We outsource other non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.

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

Develop Employees and Culture of Accountability.  We intend to continue to hire only top talent and to invest in our employees through training and on-the-job experience. We will develop innovative people plans to become the employer of choice. In addition, we will foster a culture among our employees of accountability, trust and mutual reliance by closely tracking important employee milestones and metrics, expanding rewards and recognition for top performers, and better leveraging our stock option program.

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

AWARE Robot Intelligence Systems.  Our proprietary AWARE Robot Intelligence Systems are code bases that enable the behavioral control of robots. Moreover, the AWARE systems include modules that control behaviors, sensor fusion, power management and communication. Our AWARE systems allow our Roomba floor vacuuming robot and our Scooba floor washing robot to clean an entire floor while avoiding obstacles and not falling down stairs, and also allow our PackBot robots and our other unmanned ground vehicles to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.

Real-World, Dynamic Sensing.  The degree of intelligence that our robots display is directly attributable to their ability to perceive — or sense — the world around them. Using specialized hardware and signal processing, we have developed sensors that fit particular cost-performance criteria. In other cases, we use off-the-shelf sensing hardware, such as laser scanners, cameras and optical sensors. We have the exclusive right from Advanced Scientifics Concepts, Inc. to use its LADAR, technology for unmanned ground vehicles and robots. This LADAR technology is a next-generation solid state sensor that marks an important advancement for navigation and mapping applications for all autonomous vehicles. Additionally, we have an agreement with ICx Technologies to integrate its explosive-detecting technology into our PackBot platform. The payload, called the ICx Fido for iRobot PackBot 500, can detect explosive vapors emanating from Improvised Explosive Devices (IEDs).

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

Products and Development Contracts

We design and build robots for the consumer and government and industrial markets. With nearly two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.

Consumer Products

We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.

Home Floor Cleaning Robots

Over the past six years, we sold more than 4 million home floor cleaning robots. We currently offer multiple Roomba floor vacuuming robots and Scooba floor washing robots with varying price points and performance characteristics.

Our Roomba robot’s compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. Roomba is programmed to keep operating until the floor is clean. In addition, Roomba eliminates the need to push a vacuum — it cleans automatically upon the push of a button.

We offer multiple Roomba models with various features. The suggested retail price for the Roomba robots range from $129 to $549 depending on model, configuration and accessory packages.

Scooba, our second major consumer product line, is the first floor washing robot available for home use. Our Scooba robot utilizes the expertise gained from years of Roomba development to create a robot that scrubs your floor.

Our Scooba robot’s innovative cleaning process allows the robot to simultaneously sweep, wash, scrub and dry hard floors, all at the touch of a button. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, and is safe for use on all sealed, hard floor surfaces, including wood and tile.

Scooba has the ability to navigate around the room using a light-touch bumper and is smart enough to avoid carpets. Scooba features an advanced diagnostic system to provide the user with important maintenance feedback and improve user experience and product life. The suggested retail price for the Scooba robots range from $249 to $499.

Pool Cleaning Robots

Our Verro Pool Cleaning Robot is used to clean a standard size pool in about an hour while removing debris as small as two microns from the pool floor, walls and stairs. Verro is brought to market under the iRobot brand through a relationship with the Aqua Products Group companies including AquaJet LLC and Aquatron, Inc., which developed the pool cleaning robots. There are three models available with a range of suggested retail prices from $399 to $999.

Gutter Cleaning Robot

Our Looj Gutter Cleaning Robot was designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning. The 2.25-inch high Looj drives under gutter straps propelled by a three-stage auger that dislodges and sweeps out dirt, leaves and other debris that can cause costly water damage, overspills and ice dams.

The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning. The suggested retail price for the Looj ranges from $99 to $129.

Programmable Robot

Our Create Programmable Robot is a fully assembled programmable robot. The Create has ten built-in demos and 32 sensors that allow users to experiment with robotics. An open cargo bay allows the user to add their own grippers, wireless connections, computers or other hardware. The Create is based on the iRobot Roomba technology and is compatible with Roomba’s re-chargeable batteries, remote control and other accessories. The suggested retail price for the Create ranges from $129 to $299.

Government and Industrial Products

In government and industrial product markets, we currently offer both ground and underwater unmanned vehicles. Our tactical ground robots include the combat-tested PackBot and PackBot 510 line of small, unmanned ground robots, the Small Unmanned Ground Vehicle SUGV 300 series multi-purpose ground robots and the low-cost Negotiator for local police and first responders. Our unmanned underwater system, the Seaglider is used on long endurance oceanic missions. The PackBot, SUGV, and Negotiator robot series make up a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. The robots are currently priced between approximately $20,000 and $195,000 per unit, depending on configuration and quantities ordered. As of December 2008, more than 2,200 PackBot robots have been delivered to military and civil defense forces worldwide. Our government and industrial robots are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions.

In 2008, we continued to refine the PackBot product line, focusing on enhanced modularity and new capabilities to support new mission areas. Our unique AWARE 2.0 software was successfully incorporated into the advanced PackBot 510 chassis. As a result, PackBot can now support multiple configurations and payloads with the same chassis, and customers have a single robot capable of multiple missions. Additionally, the PackBot line expanded to include the following configurations targeted to state and local first responders, Army and Marine Corps Combat Engineers, and others.

iRobot PackBot 510 with EOD Kit.  This advanced robot quickly adapts to different Improvised Explosive Devices (IEDs), and conventional ordnance, keeping Explosive Ordnance Disposal (EOD) personnel at safe stand-off distances. It features an enhanced chassis, improved manipulator, simplified hand controller and four cameras, making it faster, stronger and easier to-use. Relative to the PackBot 500 EOD, the more powerful manipulator doubles lifting, carrying and manipulation capacity.

iRobot PackBot 510 with FasTac Kit.  This multi-mission robot was specifically designed for combat infantry forces and is used in combat now by maneuver and maneuver support units for a variety of tasks. It investigates suspicious objects and identifies roadside bombs, unexploded ordnance, and other IEDs, while keeping troops at safe standoff distances. FasTac’s lighter weight and multi-mission capability extend route clearance capabilities to the infantry squad and bring the life-saving advantages of ground robots to the average infantryman.

iRobot PackBot 510 with First Responder Kit.  This configuration provides a lower price alternative for state and local customers who may not need all the capability of the PackBot 510 with EOD Kit. Additionally, this configuration provides users with an off-the-shelf smaller and lighter ruggedized laptop control unit.

iRobot PackBot 510 with Engineer Kit.  This kit is based on the First Responder Kit but also includes tools for the Engineer mission and a lift kit to lift heavier items. Additionally, the Engineer Kit supports an optional thermal camera.

We also offer more than 60 accessories for the PackBot that provide additional capabilities for the robot, expanding its range and scope of missions.

We continue to sell and support the PackBot 500 line for certain government customers. These configurations include:

iRobot PackBot EOD.  PackBot EOD is a rugged, lightweight robot designed to conduct explosive ordnance disposal, hazardous materials, search-and-surveillance and other vital law enforcement tasks for bomb squads, SWAT teams, military units and other authorities. PackBot EOD can handle a full range of IEDs and conventional ordnance disposal challenges. Our PackBot EOD robot’s lightweight and rugged OmniReach Manipulator System can extend up to six feet to safely disrupt improvised explosive devices, military ordnance, land mines and other incendiary devices.

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

iRobot Negotiator 200.  In 2008, we introduced the Negotiator 200 with Civil Response Kit.  This rugged robot performs basic reconnaissance for public safety professionals, increasing situational awareness in high-risk scenarios, including bomb identification, hostage situations, search and rescue and other dangerous missions. Negotiator easily climbs stairs, maneuvers through otherwise inaccessible areas and provides the operator with real-time video and two-way audio. Negotiator is designed to minimize training requirements and its compact, lightweight design allows the operator to easily deploy it from any response vehicle. Negotiator’s lower cost makes it ideal for civil response operations such as: SWAT, First Responders, Bomb Squads, Surveillance, Reconnaissance and Hazardous Material Detection.

Seaglider.  This Unmanned Underwater Vehicle (UUV) is used on long endurance oceanic missions to measure temperature, salinity, depth-averaged current and other measurements of interest to physical oceanographers and military planners. Seagliders are typically deployed on autonomous missions for six months or more, replacing manned research vessels at considerable economic advantage. Seagliders use satellite data telemetry to receive commands and send the measurements it collects each time it surfaces during its mission. The Seaglider technology, which we license from the University of Washington, has a history of open ocean reliable performance. More than 80 Seagliders have been built and delivered by the University of Washington, of which the U.S. Navy’s Naval Oceanographer has purchased 11. We expect to begin delivering Seagliders in the second half of 2009.

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

Small Unmanned Ground Vehicle and Centralized Controller Device.  Future Combat Systems (FCS) is a major program intended to transform the U.S. Army to be strategically responsive and dominant at every point on the spectrum of operations, through real-time network centric communications and systems of a family of manned vehicles and unmanned platforms by the next decade. The FCS program combines advanced technologies, organizations, people and processes with concepts to create new sources of military power that are more responsive, deployable, agile, versatile, lethal, survivable and sustainable. The FCS system of systems is designed to provide increased strategic responsiveness, adaptive modular organizations, and units of action with three to seven days of self-sustainment.

Our specific role in the FCS program is to design and develop the SUGV, which is intended to be the “soldier’s robot.” The SUGV is expected to be a light-weight, man-portable robot that will support reconnaissance, remote sensing and urban warfare. Based on input from soldiers and commanders in the field, to focus on infantry first, the Army moved to more aggressively support current operations with FCS capabilities, including the SUGV. This acceleration of the SUGV prototypes was two years ahead of schedule. In July 2008, a Preliminary — Limited User Test (P-LUT) focused on the Infantry Brigade at Fort Bliss, Texas. The SUGV is now preparing for a formal Limited User Test (LUT) scheduled in summer of 2009 and will form the basis of an acquisition decision or production decision in December of 2009. A successful production decision could lead to fielding as early as late 2011.

In addition, we have been selected by Lockheed Martin Corporation, the provider of the Centralized Controller Device (CCD) for the FCS program, to be a key supplier of design and development for the CCD’s controls and display through its estimated delivery in 2015. The CCD is a handheld device that will allow an individual soldier to remotely control or query the systems in an FCS brigade — from a Class I Unmanned Aerial Vehicle to an unmanned ground system. Our involvement in the FCS program has enabled us to improve various management and control systems and enhance our engineering capabilities to achieve the Software Executive Institute’s Configuration Maturity Model certification Level III. The program has also funded the development of earned value measurement and advanced modeling and simulation.

Warrior.  Warrior is a 300-pound tracked vehicle, capable of transporting over 150 pounds of payload, with a small footprint and extreme mobility. This effort is currently supported by the Joint Ground Robotics Enterprise and U.S. Army Tank Automotive Research, Development and Engineering Center (TARDEC). The Warrior design incorporates a number of concepts present in our other remote controlled vehicles and demonstrates many of the advantages that modular payloads and common interfaces can bring to the military robotics community. The primary goal of this effort is to advance the maturity levels of the Warrior hardware, firmware and software, and to enhance environmental ruggedness to a level suitable for small quantity manufacturing and evaluation of Warrior platforms in field trials.

Daredevil.  Daredevil is an applied research project funded by the TARDEC in which we are investigating the development of an integrated sensor suite consisting of ultra wideband RADAR sensors and high-resolution imaging sensors to provide improved sensing capabilities for Unmanned Ground Vehicles (UGVs), such as the iRobot PackBot. The development of this sensor suite is aimed at improving the navigation capabilities of UGVs operating in dense foliage and poor weather conditions such as rain, snow, smoke. The capability of this integrated sensor suite will extend the benefits of UGVs to warfighters engaged in operations in dense foliage and poor weather conditions and increase their mobility, survivability, and lethality.

UGV/UAV Collaborative Engagement.  In coordination with researchers from Carnegie Mellon University, the goal of this U.S. Army Armament Research, Development and Engineering Center (ARDEC)-funded project is to develop a collaborative engagement tool for mission planning and task allocation for the command and control of multiple unmanned air and ground vehicles. The primary project objective of this effort is to design an automated software tool that facilitates the dynamic collaboration of unmanned air and ground vehicles to enable effective joint operations. This capability will be demonstrated in a mission scenario using an Unmanned Aerial Vehicle (UAV) to find, identify, and locate a target of interest on the ground, for example a suspicious vehicle, and then automatically engaging a UGV to navigate to the designated target to provide precise location and ground-based tracking.

We are engaged in a number of other research programs funded by the Defense Advanced Research Projects Agency (DARPA), the U.S. Army Research, Development & Engineering Center (ARDEC), the Office of Naval Research (ONR), TARDEC, and several other U.S. governmental agencies.

Strategic Alliances

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

Among the strategic alliances we have established with commercial entities are the following:

The Boeing Company.  We have entered into a strategic business agreement with The Boeing Company to develop and market a commercial version of the SUGV that is being developed under the Army’s FCS program. This collaboration will accelerate product development, though extensive use of COTS components, to produce a commercial version of the SUGV robots several years earlier than previously planned for use by our U.S. military, domestic and international customers. In addition to cooperative development, we will be working jointly with The Boeing Company, leveraging its extensive, domestic and international marketing network, to market the new commercial SUGV product.

Advanced Scientific Concepts, Inc.  In 2007, we entered into agreement with Advanced Scientific Concepts, Inc. for exclusive rights to use its LADAR technology for unmanned ground vehicles in exchange for future commitments to purchase units. LADAR technology is a next-generation solid state sensor that marks an important advancement for navigation and mapping applications for all autonomous vehicles. LADAR sensors have no moving parts and can be compact, light and rugged, making them highly suitable for military and industrial uses. We will assist Advanced Scientific Concepts, Inc. in designing versions of its LADAR technology for use on our military robots. We expect to demonstrate the technology to key customers starting in early 2009, with delivery of a product expected by mid-2009.

TASER International, Inc.  We entered into a strategic business agreement with Taser International Inc. in 2007 to develop new robots that can remotely engage, incapacitate and control dangerous suspects with integrated TASER electronic control devices. In December 2008, iRobot and Taser successfully demonstrated a multi-shot Taser system on a PackBot 510 platform.

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

Home Robots

We sell our consumer products through a network of national retailers. In 2008, this network consisted of more than 30 retailers, representing over 7,000 stores in the United States, each of which sold some combination of these products. Internationally, our products are sold in over 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. We also offer our products domestically and internationally through the on-line store on our website.

We have a philosophy to choose supportive channel partners, and we have grown, and intend to continue to selectively grow our retail network globally and by product line. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. The table below represents the breakdown of our home robots product revenue for the fiscal years ended December 27, 2008 and December 29, 2007.

	Fiscal Year Ended
	December 27,	December 29,
Channel	2008	2007

Domestic	44.3%	61.6%
International	38.0	15.0
Direct	17.7	23.4

Total	100.0%	100.0%

Although our retail network is our primary distribution channel for our consumer products, our direct-to-consumer offerings through our on-line store is our single largest outlet, representing 17.7% and 23.4% of total home robots division revenue for fiscal 2008 and 2007, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. Our increased focus on international sales activities has resulted in an increase of $44.2 million in international home robots revenue for fiscal 2008 as compared to fiscal 2007. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

In the United States, we maintain an in-house sales and product management team. Outside of the United States and Canada, we sell our consumer products through distributors and our website supported by our international sales team. Our consumer distribution strategy is intended to increase our global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

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

Customers for our government products, and research and development contracts for the year ended December 27, 2008, include:

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

Our government products are sold by a team of government sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a direct sales and support presence in Europe.

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

Marketing and Brand

We market our home robots in the United States to end-user customers directly through our sales and product management team. We also market our consumer products in the United States through our retail network of more than 30 retailers and internationally through in-country distributors and our international sales team. We market our government and industrial products directly through our team of government sales specialists to end users and indirectly through prime contractors. We also market our product offerings through the iRobot website. Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 15.2%, 18.0% and 18.0% of our total revenue in 2008 2007 and 2006, respectively.

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

Our innovative robots and public relations campaigns have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion among the first-tier partners on the FCS program has greatly enhanced our brand and awareness among government and industrial customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.

We expect to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness. We believe that our significant in-house experience designing direct marketing campaigns and promotional materials, combined with our media-targeting expertise, gives us a significant competitive advantage.

Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products. Our home robots and accessories are also sold domestically and internationally through our on-line store. In 2008, the on-line store was the single largest outlet of our home robots division products.

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

Our PackBot family of government and industrial products is manufactured by Gem City Engineering and Manufacturing Corporation, or Gem City, at one plant in Dayton, Ohio. Gem City’s location is particularly important as military products supplied to the U.S. government must have the majority of their content manufactured in the United States. Gem City has multiple facilities and relies on subcontractors for certain component manufacturing capabilities. Gem City has been in the business of manufacturing primarily machined metal products since 1936, and has produced numerous products for military contractors. We believe that Gem City’s engineers are skilled in the production of products meeting military specifications, and in preparing final products for military inspection and conducting quality reviews.

Our Small Unmanned Ground Vehicle (SUGV) family of government and industrial products, and our Negotiator family of products targeted for municipal markets, and other products will be manufactured by contract manufacturers who provide high quality, scalable, cost effective manufacturing services.

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, our research and development expenses were $17.6 million, $17.1 million and $17.0 million, respectively. In addition to our internal research and development activities, for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $23.9 million, $18.8 million and $15.6 million, respectively. Of our total research and development spending in 2008, 2007 and 2006, approximately 51.7%, 37.9% and 36.4%, respectively was funded by government-sponsored research and development contracts. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

Team Organization

Our research and development is conducted by small teams dedicated to particular projects, examples of which include the Roomba team, Scooba team, Warrior team and PackBot team. In connection with our FCS SUGV program, we have instituted a formal integrated product team structure consisting of integrated System of Systems, Integrated Logistical Support, Program Operations and Business Operations teams to work together to deliver a platform that integrates with the FCS system of systems.

Global Engineering

Our domestic research and development efforts are primarily located at our headquarters in Bedford, Massachusetts, our office in Durham, North Carolina, and our special projects engineering office in San Luis Obispo, California. In addition, we have an engineering design center in Mysore, India and a product development team in Hong Kong.

Our global engineering development process for consumer products allows us to leverage the time differences between our U.S. operations and our teams in Asia resulting in a fast, low cost global design and manufacturing cycle. The first stage of the cycle takes place in both our Bedford, Massachusetts and Mysore, India offices where we focus on product definition, prototyping, market research and financial analysis. We then create a design that is manufacturable, including complete modeling and simulation and initial validation of the product/market concept. After the initial development of the prototypes, we leverage the team in Hong Kong for the production stage of the cycle. During this stage, engineers on two continents work on refining the designs, preparing the product for manufacturing and working through the issues for pilot production. The product is then turned over to the contract manufacturer for volume production.

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

Leveraged Model

Our research and development efforts for our next-generation products are supported by a variety of sources. Our next-generation military products are predominately supported by U.S. governmental research organizations, such as the Defense Advanced Research Projects Agency, or DARPA, U.S. Space and Warfare Command, or SPAWAR, Technical Support Working Group, or TSWG, U.S. Army Tank-Automotive and Armaments Command, or TACOM, U.S. Army Armament Research, Development and Engineering Center, or ARDEC, and the FCS program. While the U.S. government retains certain rights in the research projects that it has funded, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. We also work with strategic collaborators to develop industry-specific technologies. Moreover, we continue to reinvest in advanced research and development projects to maintain our technical capability and to enhance our product offerings.

Competition

The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our current principal competitors include:

•	developers of robot floor cleaning products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., ACE ROBOT Co., Ltd. and Yujin Robotic Co. Ltd.

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, The Boeing Company, BAE Systems, Inc. and General Dynamics Corporation.

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

As of December 27, 2008, we held 52 U.S. patents and more than 130 pending U.S. patent applications. Also, we held 15 foreign patents, additional design registrations, and more than 60 pending foreign applications. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

Our registered U.S. trademarks include iRobot, Roomba, Scooba, iRobot Dirt Dog, Create, PackBot, Home Base, Verro and Virtual Wall. Our marks, iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

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

Government Product Backlog

Our government product backlog consists of written orders or contracts to purchase our products received from our government customers. Total backlog of product sales to government customers, which includes federal, state, local and foreign governments, as of December 27, 2008 and December 29, 2007 amounted to approximately $8.4 million and $26.1 million, respectively. We do not have long-term contracts with non-government customers, and purchases from our non-government customers generally occur on an order-by-order basis, which can be terminated or modified at any time by these customers. In addition, our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to product sales to our non-government customers and funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of December 27, 2008, we had 479 full-time employees located in the United States and abroad, of whom 216 are in research and development, 118 are in operations, 41 are in sales and marketing and 104 are in general and administration. We believe that we have a good relationship with our employees.

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

Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of major programs under which the U.S. federal government is currently funding the development or purchase of military robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross margin to maintain profitability;

•	acquire and maintain market share in our consumer and military markets;

•	manage growth in our operations;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our military robots;

•	attract and retain additional engineers and other highly-qualified personnel;

•	adapt to new or changing policies and spending priorities of governments and government agencies; and

•	access additional capital when required and on reasonable terms.

If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.

Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. For instance, our consumer product revenue is significantly seasonal. For the fiscal years ended December 27, 2008 and December 29, 2007, we generated 58.6% and 74.6%, respectively, of our revenue from sales of consumer products in the second half of the year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations will be due to numerous factors including:

•	seasonality in the sales of our consumer products;

•	the size and timing of orders from retail stores for our home care robots;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	price reductions;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.

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

As of December 27, 2008, we had an accumulated deficit of $10.9 million. Over the past five years, our accumulated deficit has decreased by $16.2 million due to annual operating profitability. Because we operate in a rapidly evolving industry, there are challenges to predicting our future operating results, and we cannot be certain that our revenues will grow at rates that will allow us to maintain profitability during every fiscal quarter, or even every fiscal year. In addition, we only have limited operating history on which you can base your evaluation of our business. Failure to maintain profitability may result in the loss access to capital under our existing credit arrangements.

A majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.

For the years ended December 27, 2008 and December 29, 2007, we derived 56.4% and 58.0% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will continue to be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.

For the years ended December 27, 2008 and December 29, 2007, we derived 40.3% and 34.9% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended December 27, 2008 and December 29, 2007, 56.7% and 45.0% of our contract revenue was derived from our participation in the U.S. Army’s Future Combat Systems program, respectively. Future sales of our PackBot robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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

We currently depend on one contract manufacturer, Jetta Company Limited, to manufacture our Roomba 400 series and Scooba series of home robot products at a single plant in China, and one contract manufacturer, Kin Yat Industrial Co Limited, to manufacture our Roomba 500 series of home robot products at a single plant in China. Moreover, we rely on one contract manufacturer, Gem City Engineering and Manufacturing, to manufacture our PackBot products at a single plant in the United States. In 2009, we will manufacture our Negotiator products at a single plant in India. We do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on these contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	lack of enforceable contractual provisions over the production and costs of consumer products;

•	risk of loss of inventory while in transit from China or India; and

•	risks associated with international commerce with China and India, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

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

We have focused on selling our robots in the home floor care and military markets. We plan to expand into other markets. For example, we have devoted significant time and incurred expenses in connection with the development of our Looj gutter cleaning robot. In addition, we have devoted significant time and incurred expenses in connection with the development of the Negotiator product for the civil law enforcement and the Seaglider product for the maritime market. Efforts to expand our product offerings beyond the two markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our headcount and operations are growing rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From December 29, 2007 to December 27, 2008, the number of our employees increased from 423 to 479. We anticipate further growth will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and employees. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We derive a substantial portion of our revenue from sales of our consumer robots, including our home care robots. For the years ended December 27, 2008 and December 29, 2007, consumer robots accounted for 56.4% and 58.0%, respectively, of our total revenue. We face challenges in predicting the future growth rate or the size of the consumer robot market in general or the home care robot market in particular. Demand for home care robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods. The expansion of the home robot market and the market for our products depends on a number of factors, such as:

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

We derive a substantial portion of our revenue from sales to and contracts with U.S. federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. For the years ended December 27, 2008 and December 29, 2007, U.S. federal government orders, contracts and subcontracts accounted for 40.3% and 34.9%, respectively, of our total revenue. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. We cannot assure you that future levels of expenditures and authorizations will continue for governmental programs in which we provide products and services. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our government product and funded research and development revenues and prospects, which would harm our business, financial condition and operating results. Our operating results may also be negatively impacted by other developments that affect these governments and government agencies generally, including:

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

We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners; we also compete in some cases with providers of traditional vacuum cleaners. Our current principal competitors include:

•	developers of robot floor care products such as AB Electrolux, Alfred Kärcher GmbH & Co., Samsung Electronics Co., Ltd., LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., ACE ROBOT Co., Ltd. and Yujin Robotic Co. Ltd.

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, the Boeing Company, BAE Systems, Inc. and General Dynamics Corporation.

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

Our home robots revenue is significantly seasonal. For the fiscal years ended December 27, 2008 and December 29, 2007, we generated 58.6% and 74.6%, respectively, of our revenue from sales of consumer products in the second half of the year. We expect a majority of such revenue will continue to be generated in the second half of the year for the foreseeable future. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

We and our outsourced manufacturers obtain hardware components, various subsystems, raw materials and batteries from a limited group of suppliers, some of which are sole suppliers. We do not have any long-term agreements with these suppliers obligating them to continue to sell components or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross margin and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all. In particular, the prices of ABS plastic and nickel (for batteries) have fluctuated greatly and we cannot provide assurance that the prices of these components will not materially impact our results of operations.

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

If the size of our markets increases, we would be more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. In addition, the vendors from which we license technology used in our products could become subject to similar infringement claims. Our vendors, or we, may not be able to withstand third-party infringement claims. Any claims, with or without merit, could be time- consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our retail and distribution partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain or increase our consumer robot sales through our primary distribution channels, which include third-party retailers, our product sales and results of operations would be negatively impacted.

Chain stores and other national retailers are the primary distribution channels for our consumer robots and accounted for approximately 21% and 31% of our total revenue for the fiscal years ended December 27, 2008 and December 29, 2007, respectively. We do not have long-term contracts regarding purchase volumes with any of our retail distributors. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our retail distributors. A decision by a major retail distributor, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our distributors, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail distributor relationship with us or in a retail distributor’s financial position could cause us to limit or discontinue business with that distributor, require us to assume more credit risk relating to that distributor’s receivables or limit our ability to collect amounts related to previous purchases by that distributor, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our home care robot sales.

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

If we cannot maintain our existing collaborations or establish new collaborations, we may not be able to develop additional products. We anticipate that some of our future products will be developed and commercialized in collaboration with companies that have expertise outside the robot field. For example, we are currently collaborating with: The Boeing Company, acting by and through its Integrated Defense Systems Combat Systems business unit, on the development of the PackBot SUGV-Early; Lockheed-Martin on the FCS Command Controller device; ICx Nomadics for joint development of explosive and chemical detection unmanned systems, under the Joint Force protection Advanced Security System. Under these collaborations, we may be dependent on our collaborators to fund some portion of development of the product or to manufacture and market either the primary product that is developed pursuant to the collaboration or complementary products required in order to operate our products. In addition, we cannot assure you that we will be able to establish additional collaborative relationships on acceptable terms.

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

Acquisitions and potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we have acquired Nekton and intend to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our working capital line of credit may be limited by the restrictive financial covenants contained in that agreement, which require us to maintain profitability.

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

We derive, and expect to continue to derive, a portion of our revenue from international sales in various European markets, Canada, Japan, Korea and Singapore. For the fiscal years ended December 27, 2008 and December 29, 2007, sales to non-U.S. customers accounted for 23.4% and 13.1% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

We must comply with U.S. laws regulating the export of our products. In addition, we are required to obtain a license from the U.S. federal government to export our PackBot, Warrior and SUGV lines of tactical military robots. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could materially harm our business, operating results and ability to generate revenue.

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

At December 27, 2008 we had gross deferred tax assets of $15.3 million and a valuation allowance of $3.5 million resulting in net deferred tax asset of $11.8 million. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 27, 2008, our directors and executive officers and their affiliates collectively beneficially owned approximately 20.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 157,000 square feet. This lease expires on May 1, 2020. We lease 15,700 square feet in Durham, North Carolina supporting our government and industrial division’s UUVs. We lease 6,150 square feet of space at a facility in Burlington, Massachusetts, for our prototype work on unmanned ground vehicles. We also lease 7,550 square feet in Mysore, India and we lease smaller facilities in Hong Kong; Shenzhen, China; London, England; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low

Fiscal 2007:
First quarter	$19.48	$12.76
Second quarter	$20.74	$13.12
Third quarter	$24.30	$16.20
Fourth quarter	$20.70	$14.51
Fiscal 2008:
First quarter	$22.42	$16.76
Second quarter	$18.63	$12.48
Third quarter	$17.62	$11.29
Fourth quarter	$15.82	$7.17

As of February 5, 2009, there were approximately 24,916,561 shares of our common stock outstanding held by approximately 145 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 5, 2009 was $7.95 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain the following four equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: Amended and Restated 1994 Stock Plan; Amended and Restated 2001 Special Stock Option Plan; Amended and Restated 2004 Stock Option and Incentive Plan; and 2005 Stock Option and Incentive Plan. Each of the foregoing compensation plans was approved by our stockholders. The following table represents information about these plans as of December 27, 2008:

	(A)	(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	3,523,931	$13.24	1,537,701
Equity compensation plans not approved by security holders	—	—	—

Total	3,523,931	$13.24	1,537,701

No further grants are being made under the Amended and Restated 1994 Stock Plan, the Amended and Restated 2001 Special Stock Option Plan and the Amended and Restated 2004 Stock Option and Incentive Plan.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 27, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of December 27, 2008 and December 29, 2007 and for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 30, 2006, December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 27,	December 29,	December 30,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except earnings per share amounts)

Consolidated Statement of Operations:
Revenue
Product revenue(1)	$281,187	$227,457	$167,687	$124,616	$82,678
Contract revenue	26,434	21,624	21,268	17,352	12,365

Total revenue	307,621	249,081	188,955	141,968	95,043
Cost of Revenue
Cost of product revenue	190,250	147,689	103,651	81,855	59,321
Cost of contract revenue	23,900	18,805	15,569	12,534	8,371

Total cost of revenue	214,150	166,494	119,220	94,389	67,692

Gross Margin(1)	93,471	82,587	69,735	47,579	27,351
Operating Expenses
Research and development	17,566	17,082	17,025	11,601	5,504
Selling and marketing	46,866	44,894	33,969	21,796	14,106
General and administrative	28,840	20,919	18,703	12,072	7,298
Litigation and related expenses(2)	—	2,341	—	—	—

Total operating expenses	93,272	85,236	69,697	45,469	26,908

Operating (Loss) Income	199	(2,649)	38	2,110	443
Net Income	$756	$9,060	$3,565	$2,610	$219

Net Income Attributable to Common Stockholders	$756	$9,060	$3,565	$1,553	$118

Net Income Per Common Share Basic	$0.03	$0.37	$0.15	$0.13	$0.01
Diluted	$0.03	$0.36	$0.14	$0.11	$0.01
Shares Used in Per Common Share Calculations Basic	24,654	24,229	23,516	12,007	9,660
Diluted	25,533	25,501	25,601	14,331	19,183

(1)	Beginning in the first quarter of 2004, we converted from recognizing revenue from U.S. consumer product sales on a “sell-through” basis (when retail stores sold our robots) to a “sell-in” basis (when our robots are shipped to retail stores). As a result of this conversion, our revenue and gross margin in the first quarter of 2004 included $5.7 million and $2.5 million, respectively, from robots shipped prior to 2004.

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation.

	December 27,	December 29,	December 30,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,852	$26,735	$5,583	$76,064	$19,441
Short term investments	—	16,550	64,800	—	—
Total assets	163,678	169,092	135,308	124,935	45,137
Total liabilities	44,002	58,865	40,389	37,379	31,921
Total redeemable convertible preferred stock	—	—	—	—	37,506
Total stockholders’ equity (deficit)	119,676	110,227	94,919	87,556	(24,290)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, our home robot and government and industrial robot divisions, competition and strategy and our market position, market acceptance of our products, seasonal factors, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, credit facility and equipment facility, valuations of investments, valuation and composition of stock-based awards, SFAS No. 123(R), and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

iRobot designs and builds robots that make a difference. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time- consuming domestic chores, in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the SUGV reconnaissance robot for the U.S. Army’s FCS program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.

As of December 27, 2008, we had 479 full-time employees. We have developed expertise in all the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Over the past six years, we have sold more than 4 million of our home care robots. We have also sold more than 2,200 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

Although we have successfully launched consumer and government and industrial products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and government and industrial products, our ability to obtain U.S. federal government funding for research and development programs, and our ability to successfully develop and introduce products and product enhancements.

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

Revenue

We currently derive revenue from product sales and research and development programs. Product revenue is derived from the sale of our various home cleaning robots and government and industrial robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services to the expanding installed base of our robots.

We currently derive a majority of our product revenue from the sale of our home cleaning robots and our PackBot tactical military robots. For the fiscal years ended December 27, 2008 and December 29, 2007, product revenues accounted for 91.4% and 91.3% of total revenue, respectively. For the fiscal years ended December 27, 2008 and December 29, 2007, our funded research and development contracts accounted for approximately 8.6% and 8.7% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.

For the fiscal years ended December 27, 2008 and December 29, 2007 approximately 56.0% and 59.3%, respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2007 the customers were comprised primarily of U.S. retailers, and for fiscal 2008, the customers were comprised of both U.S. retailers and international distributors. Direct-to-consumer revenue generated through our on-line store accounted for 17.7% of our home robot product revenue for the fiscal year ended December 27, 2008 compared to 23.4% in the fiscal year ended December 29, 2007. In addition, 93.3% and 86.0% of military product revenue, and 89.8% and 72.4% of funded research and development contract revenue, resulted from orders and contracts with the U.S. federal government in the fiscal years ended December 27, 2008 and December 29, 2007, respectively.

For the fiscal years ended December 27, 2008 and December 29, 2007, sales to non-U.S. customers accounted for 23.4% and 13.1% of total revenue, respectively.

Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from the sales of home robots under the terms of agreements with customers upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain.

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

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 27, 2008 and December 29, 2007, cost of product revenue was 67.7% and 64.9% of total product revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. During 2007 in particular, the cost of some materials increased significantly, especially nickel (for batteries). The aggregate cost of batteries for our home robots was especially impacted in 2007, as nickel prices more than doubled on a per ton basis. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. Compared to our PackBot tactical military robots, labor costs for our home robots comprise a greater percentage of the associated cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home robots could increase in the future

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 27, 2008 and December 29, 2007, cost of contract revenue was 90.4% and 87.0% of total contract revenue, respectively.

Gross Margin

Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 27, 2008 and December 29, 2007, gross margin was 30.4% and 33.2% of total revenue, respectively.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. An example of this is the engineering design center we opened in India late in 2005. A substantial portion of our research and development is performed in the United States, although we maintain an increasing number of engineering personnel in India and Hong Kong to serve as a liaison between our U.S.-based engineering staff and our outsourced manufacturer in China. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. We anticipate that research and development expenses will remain level or decrease in absolute dollars for the foreseeable future.

For the fiscal years ended December 27, 2008 and December 29, 2007, research and development expense was $17.6 million and $17.1 million, or 5.7% and 6.9% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended December 27, 2008 and December 29, 2007, these expenses amounted to $23.9 million and $18.8 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	advertising, marketing and other brand-building costs;

•	fulfillment costs associated with direct-to-consumer sales through our on-line store;

•	customer service costs;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

We anticipate that selling, general and administrative expenses will remain relatively flat at current levels as we continue to build the iRobot brand and also maintain company profitability.

For the fiscal years ended December 27, 2008 and December 29, 2007, selling, general and administrative expense was $75.7 million and $65.8 million, or 24.6% and 26.4% of total revenue, respectively.

Litigation and Related Expenses

In fiscal 2007, we incurred $2.3 million of litigation and settlement-related costs associated with two related lawsuits filed by us in August 2007. The first of these lawsuits was filed in Massachusetts Superior Court, and subsequently transferred to the United States District Court for the District of Massachusetts, against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract. The second lawsuit was filed in the United States District Court for the Northern District of Alabama against Robotic FX, Inc. alleging willful infringement of two patents owned by us. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

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

Under cost-plus research and development contracts, we recognize revenue based on costs incurred plus a pro-rata portion of the total fixed fee. We recognize revenue on fixed-price contracts using the percentage-of- completion method. Costs and estimated gross margins on contracts are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and are recorded or recognized, as the case may be, in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We adopted the prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

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

Under SFAS No. 123(R), entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under SFAS No. 123 shall apply the provisions of SFAS No. 123(R) prospectively to new and/or modified awards after the adoption of SFAS No. 123(R). Companies should continue to account for any portion of awards outstanding at the date of initial application of SFAS No. 123(R) using the accounting principles originally applied to those awards — either the minimum value method under SFAS No. 123 or the provisions of APB No. 25 and its related interpretive guidance. Accordingly, we did not record any cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123(R). As of December 27, 2008, the deferred stock-based compensation balance associated with these grants was $0.3 million. We will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.2 million and $0.1 million for 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), we recognized $4.7 million of stock-based compensation expense during the fiscal year ended December 27, 2008 for stock options granted subsequent to our initial filing of our Form S-1 with the SEC. The unamortized fair value as of December 27, 2008 associated with these grants was $14.2 million with a weighted average remaining recognition period of 2.49 years.

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 110. Under SAB No. 110, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, we performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop an expected volatility assumption.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 27, 2008 was $7.12.

During the fiscal year ended December 27, 2008, the Company recognized $0.2 million and $0.7 million of stock based compensation associated with restricted stock awards and restricted stock units, respectively. Unamortized expense associated with restricted stock awards and restricted stock units at December 27, 2008, was $0.2 million and $2.4 million, respectively.

We have assumed a forfeiture rate for all stock options, restricted stock awards and restricted stock-based units granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.

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

We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. In fiscal 2007, we completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. We continue to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At December 27, 2008, we have total deferred tax assets of $15.3 million and a valuation allowance of $3.5 million resulting in a net deferred tax asset of $11.8 million.

Warranty

We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

Inventory Valuation

We value our inventory at the lower of the actual cost of our inventory or its current estimated market value. We write down inventory for obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. Because of the seasonality of our consumer product sales and inventory levels, obsolescence of technology and product life cycles, we generally write down inventory to net realizable value based on forecasted product demand. Actual demand and market conditions may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary. Alternatively, if actual demand and market conditions are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands)

Revenue
Product revenue	$281,187	$227,457	$167,687
Contract revenue	26,434	21,624	21,268

Total revenue	307,621	249,081	188,955

Cost of Revenue
Cost of product revenue(1)	190,250	147,689	103,651
Cost of contract revenue(1)	23,900	18,805	15,569

Total cost of revenue	214,150	166,494	119,220

Gross margin	93,471	82,587	69,735
Operating Expenses
Research and development(1)	17,566	17,082	17,025
Selling and marketing(1)	46,866	44,894	33,969
General and administrative(1)	28,840	20,919	18,703
Litigation and related expenses(2)	—	2,341	—

Total operating expenses	93,272	85,236	69,697

Operating (Loss) Income	199	(2,649)	38
Other Income, Net	926	3,151	3,831

Income Before Income Taxes	1,125	502	3,869
Income Tax Expense (Benefit)	369	(8,558)	304

Net Income	$756	$9,060	$3,565

(1)	Stock-based compensation recorded in 2008, 2007 and 2006 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands)

Cost of product revenue	$753	$692	$326
Cost of contract revenue	462	386	267
Research and development	359	377	376
Selling and marketing	1,055	1,074	389
General and administrative	3,310	2,182	1,211

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Revenue
Product revenue	91.4%	91.3%	88.7%
Contract revenue	8.6	8.7	11.3

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	61.8	59.3	54.9
Cost of contract revenue	7.8	7.5	8.2

Total cost of revenue	69.6	66.8	63.1

Gross margin	30.4	33.2	36.9
Operating Expenses
Research and development	5.7	6.9	9.0
Selling and marketing	15.2	18.0	18.0
General and administrative	9.4	8.4	9.9
Litigation and related expenses	—	1.0	—

Total operating expenses	30.3	34.3	36.9

Operating (Loss) Income	0.1	(1.1)	0.0
Other Income (Expense), Net	0.3	1.3	2.0

Income Before Income Taxes	0.4	0.2	2.0
Income Tax Expense (Benefit)	0.1	(3.4)	0.1

Net Income	0.3%	3.6%	1.9%

Comparison of Years Ended December 27, 2008 and December 29, 2007

Revenue

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Total Revenue	$307,621	$249,081	$58,540	23.5%

Our revenue increased 23.5% to $307.6 million in fiscal 2008 from $249.1 million in fiscal 2007. Revenue increased approximately $29.1 million, or 20.2%, in our home robots division and $29.4 million, or 28.1%, in our government and industrial division.

The $29.1 million increase in revenue from our home robots division was driven by a $25.3 million increase in home robot revenue due to a 17.4% increase in units shipped and a 1.4% increase in average selling prices, along with a $5.6 million increase in product life cycle revenue (spare parts and accessories). Total home care robots shipped in fiscal 2008 totaled approximately 1,054,000 units compared to approximately 898,000 units in fiscal 2007. The increase in home robot division revenue and units shipped was primarily attributable to increased international demand for our home robot products resulting from our increased efforts to expand our global presence. In fiscal 2008 home robots shipped internationally increased 162% as compared to fiscal 2007. International home robots revenue increased $44.2 million in fiscal 2008 as compared to fiscal 2007. This was offset by decreases in revenue from domestic retailers of $12.0 million and direct to consumer revenue of $3.1 million in fiscal 2008 as compared to fiscal 2007.

The $29.4 million increase in revenue from our government and industrial division was driven by a $25.4 million increase in government and industrial robots revenue due to a 101.9% increase in units shipped in fiscal 2008 as compared to fiscal 2007. This was partially offset by a 30.2% decrease in associated net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced FasTac units as compared to MTRS (Man Transportable Robot System) units last year, and a $0.7 million decrease in product life cycle revenue (spare parts and accessories).

Recurring contract development revenue generated under research and development contracts increased $4.8 million in our government and industrial division. Contract revenue in fiscal year 2008 includes $1.7 million of contract revenue from recently acquired Nekton. Our increased contract revenue was the result of our acquisition of Nekton, incremental funding on existing contracts and new contract awards during fiscal 2008 offset by reduced revenue on completed prior year contracts

Cost of Revenue

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Total cost of revenue	$214,150	$166,494	$47,656	28.6%
As a percentage of total revenue	69.6%	66.8%

Total cost of revenue increased to $214.2 million in fiscal 2008, compared to $166.5 million in fiscal 2007. The increase is primarily due to higher costs associated with the 17.4% increase in the unit sales of our home care robots, and the 101.9% increase in the unit sales of our military robots in fiscal 2008 as compared to fiscal 2007.

We incur research and development expenses under funded development arrangements with both governments and industrial third parties, which in accordance with generally accepted accounting principles in the United States of America, are classified as cost of revenue rather than research and development expense. For fiscal 2008, these expenses amounted to $23.9 million compared to $18.8 million for the comparable period in 2007. The increase in these expenses was primarily due to increased headcount in our contract research and development function to 82 employees at December 27, 2008 from 64 employees at December 29, 2007.

Gross Margin

	Fiscal Year Ended
	December 27,	December 29
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Total gross margin	$93,471	$82,587	$10,884	13.2%
As a percentage of total revenue	30.4%	33.2%

Gross margin increased $10.9 million, or 13.2%, to $93.5 million (30.4% of revenue) in fiscal 2008, from $82.6 million (33.2% of revenue) in fiscal 2007. The decrease in gross margin as a percentage of revenue fiscal 2008 compared to fiscal 2007 was the result of the home robots division gross margin decreasing 3.6 percentage points, and by the government and industrial division gross margin decreasing 1.8 percentage points. The 3.6 percentage point decrease in the home robots division was driven primarily by a retail customer bankruptcy, provisions taken for excess inventory and defective product returns, promotional incentives and channel mix. The government and industrial division decrease was attributable to higher net warranty costs, provisions taken for excess inventory and product mix.

Research and Development

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Total research and development	$17,566	$17,082	$484	2.8%
As a percentage of total revenue	5.7%	6.9%

Research and development expenses increased by $0.5 million, or 2.8%, to $17.6 million (5.7% of revenue) in fiscal 2008, from $17.1 million (6.9% of revenue) for fiscal 2007. The increase in research and development expenses is primarily due to an increase in compensation and employee related costs, increased occupancy costs associated with our move to our new facility and the write off of in-process research and development costs relating to the Nekton acquisition, offset by a decrease in consultant expense.

Overall internal research and development headcount decreased to 94 at December 27, 2008 compared to 105 as of December 29, 2007, a decrease of 11 employees or 10%. Headcount grew during 2008 until December, when a small reduction in force took place.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For fiscal 2008, these expenses amounted to $23.9 million compared to $18.8 million for the comparable period in 2007. These expenses have been classified as cost of revenue rather than research and development expense as they are executed under funded research contracts.

Selling and Marketing

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Total selling and marketing	$46,866	$44,894	$1,972	4.4%
As a percentage of total revenue	15.2%	18.0%

Selling and marketing expenses increased by $2.0 million, or 4.4%, to $46.9 million (15.2% of revenue) in fiscal 2008 from $44.9 million (18.0% of revenue) in fiscal 2007.

The increase was primarily driven by increases in our government and industrial division of $1.7 million in costs associated with bid and proposal activities, increased labor costs and other marketing related costs. Corporate marketing expenses increased by $0.7 million in fiscal 2008 as compared to fiscal 2007 primarily driven by public relations spending to continue building brand awareness. These increases were partially offset by an overall decrease in selling and marketing expenses of the home robots division of $0.4 million attributed to a decrease of $4.0 million related to our direct response infomercial program, which ran during fiscal 2007 and was not repeated in fiscal 2008, $0.2 decrease in other marketing related costs, offset by increases of $1.4 million in television, on-line and print media, $1.8 million in freight and fulfillment related expenses, $0.7 million in labor and sales commissions.

In fiscal 2009, we expect to continue to invest in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will remain at the same level or slightly above fiscal 2008 in absolute dollars.

Overall selling and marketing headcount increased to 41 at December 27, 2008 compared to 36 as of December 29, 2007, an increase of five employees or 14%.

General and Administrative

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

General and administrative	$28,840	$20,919	$7,921	37.9%
As a percentage of total revenue	9.4%	8.4%

General and administrative expenses increased by $7.9 million, or 37.9%, to $28.8 million (9.4% of revenue) in fiscal 2008 from $20.9 million (8.4% of revenue) in fiscal 2007. The increase in general and administrative expenses was primarily driven by increases of $2.1 million in compensation expense due to increased headcount, $1.2 million in stock-based compensation, $1.0 million in incentive compensation, $1.0 million in bad debt expense associated with collectability concerns of receivables due from three of our retail customers given their financial condition and bankruptcy filings, $0.8 million in occupancy and depreciation expenses relating to the move to our new corporate headquarters, $0.5 million in executive severance and $0.2 million of goodwill amortization relating to our acquisition of Nekton.

Overall general and administrative headcount increased to 101 at December 27, 2008 compared to 88 as of December 29, 2007, an increase of 13 employees or 15%.

Litigation and Related Expenses

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Litigation and related expenses	—	$2,341	$(2,341)	N/A
As a percentage of total revenue	—	1.0%

Litigation and related expenses in fiscal 2007 consisted of costs for trade secret misappropriation, breach of contract and patent infringement litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed as well as settlement costs related to ending the litigation.

Other Income, Net

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Other Income, net	$926	$3,151	$(2,225)	(70.6)%
As a percentage of total revenue	0.3%	1.3%

For fiscal 2008, other income, net amounted to $0.9 million compared to $3.2 million in fiscal 2007. The decrease in other income, net in fiscal 2008 was primarily related to a $2.1 million decrease in interest income as a result of lower investment account balances and reduced interest rates earned on the portfolio, and a $0.1 million increase in other expense, relating to foreign currency losses, as compared to fiscal 2007. Other income, net for fiscal 2008 consisted of $1.1 million in interest income resulting from our cash and investments, offset by $0.1 million in interest expense and $0.1 million in foreign currency losses.

Income Tax Provision

	Fiscal Year Ended
	December 27,	December 29,
	2008	2007	Dollar Change	Percent Change
	(In thousands)

Income tax provision (benefit)	$369	$(8,558)	$8,927	N/A
As a percentage of total revenue	0.1%	(3.4)%

In fiscal 2008 we recorded a $0.4 million tax provision based on an effective income tax rate of 32.8%. The provision for income taxes for fiscal 2008 consists of $0.1 million of federal alternative minimum taxes and $0.3 million of state taxes.

In fiscal 2007, we recorded an $8.6 million tax benefit, which was primarily attributable to the full release of the valuation allowance relating to federal deferred tax assets.

Comparison of Years Ended December 29, 2007 and December 30, 2006

Revenue

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

Total Revenue	$249,081	$188,955	$60,126	31.8%

Our revenue increased 31.8% to $249.1 million in fiscal 2007 from $189.0 million in fiscal 2006. Revenue increased approximately $32.1 million, or 28.5%, in our home robots division and $28.1 million, or 36.7%, in our government and industrial division.

The $32.1 million increase in revenue from our home robots division was driven by a $28.2 million increase in robot revenue due to a 23.9% increase in units shipped and a 2.1% increase in average selling prices, along with a $3.8 million increase in product life cycle revenue (spare parts and accessories). Total home care robots shipped in fiscal 2007 totaled approximately 899,000 units compared to approximately 725,000 units in fiscal 2006. The increase in units shipped was driven by the introduction of our Roomba 500 series during 2007.

The $28.1 million increase in revenue from our government and industrial division was driven by a $20.0 million increase in military robots revenue due to a 22.3% increase in units shipped and a 20.4% increase in net average selling prices, and a $7.7 million increase in product life cycle revenue (robot spare parts, services and training). Total military robots shipped in fiscal 2007 was 471 units compared to 385 units in fiscal 2006.

Recurring contract development revenue generated under research and development contracts increased $0.3 million in our government and industrial division. Our increased contract revenue was the result of incremental funding on existing contracts and new contract awards during fiscal 2007 offset by reduced revenue on completed prior year contracts.

Cost of Revenue

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

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

Gross Margin

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

Total gross margin	$82,587	$69,735	$12,852	18.4%
As a percentage of total revenue	33.2%	36.9%

Gross margin increased 18.4% to $82.6 million in fiscal 2007, from $69.7 million in fiscal 2006. Gross margin as a percentage of revenue decreased to 33.2% in fiscal 2007 from 36.9% of revenue in fiscal 2006. This 3.7 percentage decrease in gross margin was the result of the home robots division gross margin decreasing 7.2 percentage points partially offset by the government and industrial gross margin increasing 1.3 percentage points, and the higher mix of government and industrial revenue in fiscal 2007 as compared to fiscal 2006. The home robots division decrease was driven primarily by higher average unit costs due to the mix of higher cost products and increased battery costs, while the government and industrial increase was driven by the mix of higher margin products and a higher percentage of product revenue as compared to contract revenue in fiscal 2007 as compared to fiscal 2006.

Research and Development

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

Total research and development	$17,082	$17,025	$57	0.3%
As a percentage of total revenue	6.9%	9.0%

Research and development expenses increased by $0.1 million or 0.3% to $17.1 million (6.9% of revenue) in fiscal 2007, from $17.0 million (9.0% of revenue) for fiscal 2006. The home robots division research and development expenses increased in fiscal 2007 as compared to fiscal 2006 due to hiring, depreciation and costs associated with the India design center, offset by reductions in the government and industrial division. This reduction in government and industrial expenses was largely attributable to the fact that 2006 expenses included accelerated spending as a result of our decision to invest higher than planned earnings in research and development activities, a strategy that was not repeated in 2007.

Overall internal research and development headcount increased to 105 at December 29, 2007 compared to 104 as of December 30, 2006, an increase of one employee.

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
	(In thousands)

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

Overall selling and marketing headcount increased to 36 at December 29, 2007 compared to 31 as of December 30, 2006, an increase of five employees or 16%.

General and Administrative

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

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

Overall general and administrative headcount increased to 88 at December 29, 2007 compared to 72 as of December 30, 2006, an increase of 16 employees or 22%.

Litigation and Related Expenses

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

Litigation and related expenses	$2,341	—	$2,341	N/A
As a percentage of total revenue	1.0%

Litigation and related expenses consist of costs for trade secret misappropriation, breach of contract and patent infringement litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed as well as settlement costs related to ending the litigation.

Other Income, Net

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

Other Income, net	$3,151	$3,831	$(680)	(17.7)%
As a percentage of total revenue	1.3%	2.0%

For fiscal 2007, other income, net amounted to $3.2 million compared to $3.8 million in fiscal 2006. The other income, net was directly related to interest income resulting from our cash and investments in auction rate securities and money market accounts.

Income Tax Provision

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	Dollar Change	Percent Change
	(In thousands)

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

Liquidity and Capital Resources

At December 27, 2008 our principal sources of liquidity were cash and cash equivalents totaling $40.9 million and accounts receivable of $35.9 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In the initial public offering, we raised $70.4 million net of underwriting and professional fees associated with this offering.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In fiscal 2008 and 2007, we spent $14.8 million and $10.4 million, respectively, on capital equipment.

Our strategy for delivering product to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is minimal as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped.

Our consumer product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a net use of cash in support of operating needs during the first half of the year with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the second half of the year. We have relied on, and we will continue to rely on, our working capital line of credit to cover short-term cash needs resulting from the seasonality of our consumer business.

Discussion of Cash Flows

Net cash provided by our operating activities in fiscal 2008 was $19.1 million compared to net cash used by operating activities of $15.7 million in fiscal 2007 and net cash provided by operating activities of $0.6 million in fiscal 2006. The cash provided by our operating activities in fiscal 2008 was primarily due to net income of $0.8 million, a decrease in accounts receivable (including unbilled revenue) of $12.5 million, a decrease in inventory of $10.7 million, an increase in deferred revenue and customer advances of $1.0 million, and an increase in long term liabilities of $4.4 million, offset by an increase in other current assets of $1.0 million, and a decrease in accounts payable, accrued expenses and accrued compensation of $20.7 million. In addition, in fiscal 2008, we had depreciation and amortization of approximately $7.0 million, a loss on the disposal of fixed asset of $0.2 million, a write-off of in-process research and development associated with our acquisition of Nekton of $0.2 million, deferred compensation of $0.1 million and stock-based compensation of $5.9 million, offset by a $2.0 million benefit from deferred tax assets which are non-cash items. The cash used by our operating activities in fiscal 2007 was primarily due to an increase in accounts receivable (including unbilled revenue) of $19.5 million and an increase in inventory of $24.3 million, offset by net income of $9.1 million, a decrease in other current other assets of $0.6 million, an increase in accounts payable and accrued expenses of $17.4 million and an increase in deferred revenue of $1.1 million. In addition, in fiscal 2007, we had depreciation and amortization of approximately $5.3 million and amortization of deferred compensation of $4.7 million, offset by a $10.2 million benefit from deferred tax assets, all of which are non-cash items. The increase in accounts receivable, inventory and liabilities in fiscal 2007 are directly attributable to the 31.9% growth in revenue from the comparable period in fiscal 2006. The cash provided by our operating activities in fiscal 2006 was primarily due to net income of $3.6 million and an increase in accounts payable, accrued expenses and accrued compensation of $8.7 million, offset by an increase in accounts receivable and unbilled revenue of $6.0 million, an increase in inventory of $5.0 million, an increase in other assets of $1.3 million, and a decrease in provision for contract settlement and deferred revenue of $5.7 million. In addition, in fiscal 2006, we had depreciation and amortization of approximately $3.7 million and amortization of deferred compensation of $2.6 million, both of which are non-cash expenses. The increase in accounts receivable, inventory and liabilities in fiscal 2006 are directly attributable to the 33.1% growth in revenue from the comparable period in fiscal 2005.

Net cash used by our investing activities was $8.0 million in fiscal 2008 compared to net cash provided by investing activities of $35.4 million in fiscal 2007 and net cash used by investing activities of $72.3 million in fiscal 2006. Investment activities in 2008 represent the funds used in the acquisition of Nekton of $9.7 million and the purchase of capital equipment of $14.8 million, partially offset by the sale of short-term investments (net of purchases) of $16.6 million. The fiscal 2008 investment in capital equipment of $14.8 million consisted primarily of leasehold improvements and furniture related to our new home office location, internal use demonstration units, internal use software and computer equipment. Investment activities in 2007 represent the sale of short-term investments (net of the purchase of short-term investments) of $48.3 million, the purchase of capital equipment of $10.4 million and an investment in Advanced Scientific Concepts, Inc. of $2.5 million. Investment activities in 2006 represent the purchase of short-term investments (net of the sale of short-term investments) of $64.8 million and the purchase of capital equipment of $7.5 million.

Net cash provided by our financing activities was approximately $3.0 million in fiscal 2008, $1.4 million in fiscal 2007, and $1.2 million in fiscal 2006. Net cash provided by our financing activities in fiscal 2008 consisted of proceeds from stock option exercises and the tax benefit associated with excess stock-based compensation deductions. Net cash provided by our financing activities in fiscal 2007 consisted primarily of proceeds from stock option exercises and the tax benefit associated with excess stock-based compensation deductions, partially offset by a tax payment associated with exercise of stock options by our Chief Executive Officer. Net cash provided by our financing activities in fiscal 2006 consisted primarily of proceeds from stock option exercises.

The majority of our long-lived assets for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 are located in the United States. However, we have invested in production tooling for the manufacture of the Roomba, Scooba and Looj product lines in China.

We currently have a $10.9 million accumulated deficit as a result of significant losses incurred through 2003, largely attributable to our investment in internally funded research and development. Based on our historical product development efforts, we launched our first commercial products, our Roomba floor vacuuming robot and our PackBot tactical military robot, in fiscal 2002. Since fiscal 2002, our revenue has significantly increased, our investment in internally-funded research and development has declined as a percentage of revenue, and we have achieved annual profitability since fiscal 2004. We have not invested significantly in property, plant and equipment, primarily as a result of our outsourced approach to manufacturing that provides significant flexibility in both managing inventory levels and financing our inventory. Our consumer revenue has been highly seasonal. This seasonality tends to result in the net use of cash during the second and third quarters and significant generation of cash in the fourth and first quarters of the year.

Working Capital Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under our credit facility is the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the credit facility. The interest on loans under our credit facility will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.

As of December 27, 2008, we had letters of credit outstanding of $2.1 million and $42.9 million available under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of December 27, 2008, we were in compliance with all covenants under the credit facility.

Equipment Financing Facility

We have a $5.0 million secured equipment facility with Banc of America Leasing & Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until April 30, 2009 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After April 30, 2009, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in April 2009 and will accrue interest, at our election, at either a fixed or variable rate of interest determined as a function of LIBOR at the time of borrowing. Our obligations under the equipment facility will be secured by any financed equipment.

As of December 27, 2008, we had no amounts outstanding and $5.0 million available under our equipment financing line of credit.

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

As of December 27, 2008 we were in compliance with all covenants under the equipment facility.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through our current cash balance, existing working capital line of credit, working capital and funds provided by operating activities. We do not currently anticipate significant investment in property and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. Pursuant to the terms of the Nekton acquisition agreement, additional consideration up to $5 million may be paid based on the achievement of certain business and financial milestones. We believe our existing cash, cash equivalents, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 27, 2008:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$2,625	$4,720	$4,341	$12,698	$24,384
Minimum contractual payments	4,500	10,500	1,500	—	16,500

Total	$7,125	$15,220	$5,841	$12,698	$40,884

Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on historical and current operations, we believe that we will exceed these minimum contractual obligations in our ordinary course of business.

Off-Balance Sheet Arrangements

As of December 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP will be adopted by us in the first quarter of fiscal year 2009, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) did not have an impact on our historical financial statements and will be applied to business combinations completed, if any, on or after December 27, 2008.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or, SFAS 161. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the potential impact of adoption of SFAS 161 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

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

Interest Rate Sensitivity

At December 27, 2008, we had unrestricted cash and cash equivalents of $40.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 27, 2008, all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At December 27, 2008, we had letters of credit outstanding of $2.1 million under our working capital line of credit and no amounts outstanding under our equipment financing facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of iRobot Corporation, and its subsidiaries at December 27, 2008 and December 29, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 2009

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 27,	December 29,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,852	$26,735
Short term investments	—	16,550
Accounts receivable, net of allowance of $65 and $65 at December 27, 2008 and December 29, 2007, respectively	35,930	47,681
Unbilled revenue	2,014	2,244
Inventory, net	34,560	45,222
Deferred tax assets	7,299	5,905
Other current assets	3,340	2,268

Total current assets	123,995	146,605
Property and equipment, net	22,929	15,694
Deferred tax assets	4,508	4,293
Other assets	12,246	2,500

Total assets	$163,678	$169,092

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,544	$44,697
Accrued expenses	10,989	7,987
Accrued compensation	6,393	4,603
Deferred revenue and customer advances	2,632	1,578

Total current liabilities	39,558	58,865
Long term liabilities	4,444	—
Commitments and contingencies (Note 12):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at December 27, 2008 and December 29, 2007	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,811 and 24,495 issued and outstanding at December 27, 2008 and December 29, 2007, respectively	248	245
Additional paid-in capital	130,637	122,318
Deferred compensation	(314)	(685)
Accumulated deficit	(10,895)	(11,651)

Total stockholders’ equity	119,676	110,227

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$163,678	$169,092

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Product revenue	$281,187	$227,457	$167,687
Contract revenue	26,434	21,624	21,268

Total revenue	307,621	249,081	188,955

Cost of revenue:
Cost of product revenue(1)	190,250	147,689	103,651
Cost of contract revenue(1)	23,900	18,805	15,569

Total cost of revenue	214,150	166,494	119,220

Gross margin	93,471	82,587	69,735
Operating expenses:
Research and development(1)	17,566	17,082	17,025
Selling and marketing(1)	46,866	44,894	33,969
General and administrative(1)	28,840	20,919	18,703
Litigation and related expenses(2)	—	2,341	—

Total operating expenses	93,272	85,236	69,697

Operating (loss) income	199	(2,649)	38
Other income, net	926	3,151	3,831

Income before income taxes	1,125	502	3,869
Income tax expense (benefit)	369	(8,558)	304

Net income	$756	$9,060	$3,565

Net income per share
Basic	$0.03	$0.37	$0.15
Diluted	$0.03	$0.36	$0.14
Number of shares used in per share calculations
Basic	24,654	24,229	23,516
Diluted	25,533	25,501	25,601

(1)	Stock-based compensation recorded in 2008, 2007 and 2006 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands)

Cost of product revenue	$753	$692	$326
Cost of contract revenue	462	386	267
Research and development	359	377	376
Selling and marketing	1,055	1,074	389
General and administrative	3,310	2,182	1,211

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Value	Capital	Compensation	Deficit	Total

Balance at December 31, 2005	23,405,932	$234	$114,808	$(3,210)	$(24,276)	$87,556
Amortization of deferred compensation relating to restricted stock				101		101
Issuance of common stock for exercise of stock options	384,827	4	1,045			1,049
Tax benefit of disqualifying dispositions			180			180
Amortization of deferred compensation relating to stock options			1,768	700		2,468
Reversal of deferred compensation related to cancelled stock options			(83)	83		—
Net income					3,565	3,565

Balance at December 30, 2006	23,790,759	238	117,718	(2,326)	(20,711)	94,919
Amortization of deferred compensation relating to restricted stock				59		59
Issuance of common stock for exercise of stock options	793,283	8	1,380			1,388
Stock withheld to cover tax withholdings requirements upon exercise of stock options	(110,396)	(1)	(1,587)			(1,588)
Repurchase of restricted stock award	(4,047)					—
Cumulative adjustment to stock based compensation			(836)	836		—
Issuance of restricted stock awards	25,332					—
Tax benefit of excess stock based compensation deduction			1,626			1,626
Amortization of deferred compensation relating to stock options			4,477	175		4,652
Reversal of deferred compensation related to cancelled stock options			(571)	571		—
Director’s deferred compensation			111			111
Net income					9,060	9,060

Balance at December 29, 2007	24,494,931	$245	$122,318	$(685)	$(11,651)	$110,227
Amortization of deferred compensation relating to restricted stock				14		14
Issuance of common stock for exercise of stock options	289,970	3	1,008			1,011
Conversion of deferred compensation	2,906					—
Vesting of restricted stock units	22,929					—
Tax benefit of excess stock based compensation deduction			1,648			1,648
Amortization of deferred compensation relating to stock options			5,602	323		5,925
Reversal of deferred compensation related to cancelled stock options			(34)	34		—
Director’s deferred compensation			95			95
Net income					756	756

Balance at December 27, 2008	24,810,736	$248	$130,637	$(314)	$(10,895)	$119,676

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net income	$756	$9,060	$3,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	7,029	5,311	3,743
Loss on disposal of fixed assets	231	48	7
Stock based compensation	5,939	4,711	2,569
In-process research and development relating to acquisition of Nekton Research LLC	200	—	—
Benefit from deferred tax assets	(1,967)	(10,198)	—
Non-cash director deferred compensation	95	111	—
Changes in working capital — (use) source
Accounts receivable	12,221	(19,171)	(5,465)
Unbilled revenue	230	(283)	(537)
Inventory	10,662	(24,332)	(4,987)
Other current assets	(1,042)	595	(1,330)
Accounts payable	(25,350)	17,012	3,964
Accrued expenses	3,002	967	3,536
Accrued compensation	1,634	(624)	1,225
Provision for contract settlement	—	—	(5,154)
Deferred revenue and customer advances	1,026	1,121	(561)
Change in long-term liabilities	4,444	—	—

Net cash provided by (used in) operating activities	19,110	(15,672)	575

Cash flows from investing activities:
Purchase of property and equipment	(14,817)	(10,352)	(7,485)
Purchase of Nekton Research, LLC, net of cash received	(9,743)	—	—
Change in other assets	—	(2,500)	—
Purchase of investments	(29,997)	(52,950)	(174,100)
Sales of investments	46,547	101,200	109,300

Net cash provided by (used in) investing activities	(8,010)	35,398	(72,285)

Cash flows from financing activities:
Borrowings under revolving line of credit	5,500	—	—
Repayment of borrowings under revolving credit line	(5,500)	—	—
Income tax withholding payment associated with stock option exercise	—	(1,588)	—
Proceeds from stock option exercises	1,011	1,388	1,049
Tax benefit of excess stock based compensation deductions	2,006	1,626	—
Tax benefit of disqualifying dispositions	—	—	180

Net cash provided by financing activities	3,017	1,426	1,229

Net increase (decrease) in cash and cash equivalents	14,117	21,152	(70,481)
Cash and cash equivalents, at beginning of period	26,735	5,583	76,064

Cash and cash equivalents, at end of period	$40,852	$26,735	$5,583

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$41	$15
Cash paid for income taxes	$89	$140	$155

Supplemental disclosure of noncash investing and financing activities (in thousands)
During 2008, 2007 and 2006, the Company transferred $893, $1,509 and $1,260 respectively, of inventory to fixed assets.

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

The Company is subject to risks common to companies in high-tech industries including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products and the need to obtain financing, if necessary, global economic conditions and associated impact on consumer spending, and changes in policies and spending priorities of the U.S. federal government and other government agencies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 27, 2008 and December 29, 2007, cash equivalents were comprised of money market funds totaling $39.5 million and $23.3 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 27, 2008, and December 29, 2007, investments consisted of:

	December 27,		December 29,
	2008		2007
		Fair		Fair
	Cost	Market Value	Cost	Market Value
	(In thousands)

Auction Rate Debt Securities	$—	$—	$16,550	$16,550

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

Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
		(In thousands)

Balance at beginning of period	$65	$163	$117
Provision	1,005	—	121
Deduction(*)	(1,005)	(98)	(75)

Balance at end of period	$65	$65	$163

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$441	$554	$485
Provision	2,622	106	267
Deduction(*)	(293)	(219)	(198)

Balance at end of period	$2,770	$441	$554

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

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

Long-Lived Assets, including Purchased Intangible Assets

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Research and Development

Costs incurred in the research and development of the Company’s products are expensed as incurred.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). At December 27, 2008 and December 29, 2007, the Company had $5.1 million and $4.8 million respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.8 million, $0.7 million and $0.6 million of amortization expense for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At December 27, 2008 and December 29, 2007 the Company exceeded the insured limit by $40.4 million and $25.3 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 27, 2008 and December 29, 2007, 26% and 15% respectively, of the Company’s accounts receivable were due from the federal government. At December 29, 2007 two additional customers accounted for 13% and 12%, respectively, of the Company’s accounts receivable balance. For the years ended December 27, 2008, December 29, 2007, and December 30, 2006 revenue from one customer, the federal government, represented 40%, 35% and 34% of total revenue, respectively.

Foreign Currency Forward Contracts

In late 2007, the Company entered into several foreign currency forward contracts to sell Canadian dollars for United States dollars and has continued this practice throughout 2008. The Company’s objective in entering into these contracts was to reduce foreign currency exposure to appreciation or depreciation in the value of its Canadian dollar based accounts receivable balances by partially offsetting a portion of such exposure with gains or losses on the forward contracts.

The Company accounted for these financial derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These foreign currency contracts did not qualify for hedge accounting under SFAS No. 133. Accordingly, the foreign currency forward contracts were marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company adopted the prospective transition method as provided by SFAS No. 123(R) and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a review of its stock-based compensation accounting methodology performed during the second quarter of fiscal 2007, the Company determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense, and a balance sheet reclassification of $0.8 million from deferred compensation to additional paid-in capital, were required due to a correction in the application of SFAS No. 123(R). Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company incorrectly valued 259,700 stock options that were granted between the date that it filed its initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date it became a public company (November 8, 2005). The Company believes, in accordance with APB 28, paragraph 29, that this adjustment did not have a material impact to its full year results for 2007. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods. This cumulative adjustment is included in the gross margin and operating expenses for the fiscal year ended December 29, 2007.

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 under APB No. 25 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.3 million, $0.2 million and $0.7 million for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. As of December 27, 2008, the deferred stock-based compensation balance associated with these grants was $0.3 million. The Company will continue to recognize the associated stock-based compensation expense, in accordance with the provisions of APB No. 25, related to these shares of $0.2 million and $0.1 million for 2009 and 2010, respectively.

Under the provisions of SFAS No. 123(R), the Company recognized $4.7 million of stock-based compensation expense during the fiscal year ended December 27, 2008 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of December 27, 2008 associated with these grants was $14.2 million with a weighted average remaining recognition period of 2.49 years.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006

Risk-free interest rate	2.24% — 3.45%	3.23% — 4.90%	4.32% — 5.11%
Expected dividend yield	—	—	—
Expected life	3.50 — 4.75 years	3.50 — 4.75 years	3.50 — 6.50 years
Expected volatility	55%	50% — 55%	65%

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under SEC Staff Accounting Bulletin (“SAB”) No. 110. Under SAB No. 110, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the Company performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop an expected volatility assumption.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 27, 2008 was $7.12.

The Company has assumed a forfeiture rate for all stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. In the future, the Company will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 31, 2005	3,271,484	$1.27
Granted	700,245	21.82
Exercised	(384,827)	2.72
Canceled	(87,192)	16.18

Outstanding at December 30, 2006	3,499,710	$8.34
Granted	812,778	17.33
Exercised	(793,283)	1.75
Canceled	(273,117)	7.29

Outstanding at December 29, 2007	3,246,088	$12.29
Granted	1,007,660	14.58
Exercised	(289,970)	3.49
Canceled	(439,847)	15.71

Outstanding at December 27, 2008	3,523,931	$13.24	5.67 years	$6.6 million

Vested and expected to vest at December 27, 2008	3,323,602	$13.13	5.64 years	$6.5 million
Exercisable as of December 27, 2008	1,549,518	$11.21	5.11 years	$5.1 million
Weighted average fair value of options granted during the fiscal year ended December 27, 2008		$7.12
Options available for future grant at December 27, 2008	1,537,701

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 27, 2008 of $9.29 and the exercise price of the underlying option.

During fiscal years 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $3.2 million, $11.7 million and $7.0 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 27, 2008:

		Options Outstanding
		Weighted Average			Options Exercisable
	Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 0.24 - $ 2.78	652,822	4.80	years	$2.32	568,652	$2.25
4.60 - 4.96	414,125	6.05		4.87	231,165	4.87
5.66 - 14.05	492,113	6.51		12.33	31,088	8.43
14.09 - 15.38	424,254	6.44		14.51	32,783	14.62
15.84 - 16.46	395,748	5.03		16.27	194,462	16.31
16.65 - 18.74	413,961	5.89		17.99	119,557	18.24
19.85 - 22.20	411,437	5.28		21.18	173,008	21.49
24.00 - 29.74	295,971	5.56		25.34	189,403	25.47
33.94 - 33.94	13,000	7.01		33.94	5,200	33.94
34.98 - 34.98	10,500	7.08		34.98	4,200	34.98

$ 0.24 - $34.98	3,523,931	5.67	years	$13.24	1,549,518	$11.21

The table below summarizes activity relating to restricted stock awards:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 31, 2005	173,361	$1.94
Granted	—	—
Vested	(124,362)	$1.61
Forfeited	—	—

Outstanding at December 30, 2006	48,999	$2.77
Granted	25,332	16.03
Vested	(24,500)	2.77
Forfeited	(4,047)	2.77

Outstanding at December 29, 2007	45,784	$10.11
Granted	—	—
Vested	(29,038)	6.69
Forfeited	—	—

Outstanding at December 27, 2008	16,746	$16.03

As of December 27, 2008, the unamortized fair value of all restricted stock awards was $0.2 million. The Company expects to recognize associated stock-based compensation expense of $0.1 million and $0.1 million in 2009 and 2010, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 30, 2006	—	$—
Granted	24,780	19.05
Vested	—	—
Forfeited	(333)	18.74

Outstanding at December 29, 2007	24,447	$19.05
Granted	168,547	15.40
Vested	(22,929)	17.64
Forfeited	(1,349)	18.02

Outstanding at December 27, 2008	168,716	$15.60

As of December 27, 2008, the unamortized fair value of all restricted stock units was $2.4 million. The Company expects to recognize associated stock-based compensation expense of $0.8 million, $0.7 million, $0.6 million and $0.3 million in 2009, 2010, 2011 and 2012, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended December 27, 2008, December 29, 2007 and December 30, 2006 advertising expense totaled $11.6 million, $15.9 million and $14.3 million, respectively.

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Net income	$756	$9,060	$3,565

Weighted average shares outstanding	24,654	24,229	23,516
Dilutive effect of employee stock options and restricted shares	879	1,272	2,085

Diluted weighted average shares outstanding	25,533	25,501	25,601

Basic income per share	$0.03	$0.37	$0.15
Diluted income per share	$0.03	$0.36	$0.14

There were no potentially dilutive securities excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 beginning December 31, 2006 and the impact of adoption on its opening balance of retained

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings was zero. As of the beginning of fiscal year 2008, the Company had no material unrecognized tax benefits and no material unrecognized tax benefits were recorded in the fiscal year ended December 27, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of December 27, 2008, December 29, 2007 or December 30, 2006.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2005, although carryforward attributes that were generated prior to fiscal year 2005 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

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

In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At December 27, 2008, the Company has total deferred tax assets of $15.3 million and a valuation allowance of $3.5 million resulting in a net deferred tax asset of $11.8 million.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 27, 2008, were as follows:

	Fair Value Measurements as of December 27, 2008
Description	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Money Market Accounts	$39,512	$—	$—
Foreign Currency forward contracts	—	(55)	—

Total assets measured at fair value	$39,512	(55)	$—

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in level 2 inputs. We use these derivative instruments to mitigate foreign currency receivable transactions exposure. All contracts are recorded at fair value and marked to market at the end of each reporting period and realized and unrealized gains and losses are included in net income for that period. The fair value of our foreign currency forward contracts was included in receivables in our consolidated balance sheet.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP will be adopted by the Company in the first quarter of fiscal year 2009, and is not expected to have a material impact on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) did not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after December 27, 2008.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or, SFAS 161. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact of adoption of SFAS 161 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

Inventory consists of the following at:

	December 27,	December 29,
	2008	2007
	(In thousands)

Raw materials	$3,443	$1,641
Work in process	746	517
Finished goods	30,371	43,064

	$34,560	$45,222

4.	Property and Equipment

Property and equipment consists of the following at:

	December 27,	December 29,
	2008	2007
	(In thousands)

Computer and equipment	$11,307	$10,406
Furniture	1,669	577
Machinery	1,502	1,418
Tooling	6,454	5,977
Leasehold improvements	12,359	3,744
Software purchased for internal use	5,082	4,834

	38,373	26,956
Less: accumulated depreciation	15,444	11,262

	$22,929	$15,694

Depreciation expense for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $6.9 million, $5.3 million, and $3.7 million, respectively.

5.	Other Assets

Other assets consists of the following at:

	December 27,	December 29,
	2008	2007
	(In thousands)

Goodwill and intangible assets, net	$9,746	$—
Investment in Advanced Scientific Concepts, Inc.	2,500	2,500

	$12,246	$2,500

Goodwill and Intangible assets are the result of the acquisition of Nekton Research, LLC (“Nekton”), See Notes 13 and 14 to the Consolidated Financial Statements for a more detailed discussion of the Goodwill and intangible assets, net.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regularly evaluate whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

6.	Accrued Expenses

Accrued expenses consist of the following at:

	December 27,	December 29,
	2008	2007
	(In thousands)

Accrued warranty	$5,380	$2,491
Accrued direct fulfillment costs	1,236	1,953
Accrued rent	470	197
Accrued sales commissions	801	1,074
Accrued accounting fees	376	361
Accrued income taxes	248	32
Accrued other	2,478	1,879

	$10,989	$7,987

7.	Revolving Line of Credit

The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under the credit facility to the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the credit facility. The interest on loans under the credit facility will accrue, at the Company’s election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.

As of December 27, 2008, the Company had letters of credit outstanding of $2.1 million, and $42.9 million available under the working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of December 27, 2008, we were in compliance with all covenants under the credit facility.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2001 Special Stock Option Plan (the “2001 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan, the 2001 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code. As of December 27, 2008, there were 1,537,701 shares available for future grant under the 2005 Plan.

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

10.	Income Taxes

The components of income tax expense were as follows:

	2008	2007	2006
	(In thousands)

Current
Federal	$2,137	$1,450	$169
State	231	187	135
Foreign	10	3	—

Total current tax provision	2,378	1,640	304
Deferred
Federal	(2,009)	(10,198)	—

Total income tax provision (benefit)	$369	$(8,558)	$304

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets are as follows at December 27, 2008 and December 29, 2007:

	2008	2007
	(In thousands)

Net deferred tax assets
Current net deferred tax assets
Reserves and accruals	$8,372	$6,789
Valuation allowance	(1,073)	(884)

Total current net deferred tax assets	7,299	5,905

Non-current net deferred tax assets
Capital loss carryforwards	99	99
Tax credits	2,119	2,913
Fixed assets	1,256	1,129
Stock based compensation	3,413	1,948
Valuation allowance	(2,379)	(1,796)

Total non-current net deferred tax assets	4,508	4,293

Total net deferred tax assets	$11,807	$10,198

In 2007 the Company made the determination that the realization of certain deferred tax assets was more likely than not based on future projections of taxable income. The Company released the valuation allowance associated with these assets and recorded a income statement benefit of $10.2 million in fiscal 2007. The valuation allowance as of December 27, 2008 relates to all state deferred tax assets, including state credits, and state net operating losses.

As of December 27, 2008, the Company has utilized all of its available net operating loss carryforwards for federal and state purposes. The Company does possess research and development credits carryforwards to offset future federal and state taxes of $2.9 million and $2.2 million respectively, which expire at various dates from 2013 to 2023, and investment tax credit carryforwards to offset future state taxes of $0.7 million, which expire from 2010 to 2011. Under the Internal Revenue Service Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2008	2007	2006
	(In thousands)

Expected federal income tax	$382	$171	$1,315
Permanent items	127	91	38
State taxes	(690)	301	(236)
Credits	(494)	(1,148)	(742)
Non deductible stock compensation	189	276	234
Other	16	(115)	6
Increase (decrease) in valuation allowance	839	(8,134)	(311)

	$369	$(8,558)	$304

As disclosed in Note 2, the Company adopted the provisions of FIN 48 as of December 31, 2006. At December 27, 2008, the Company had no material unrecognized tax benefits. Additionally, there were no accrued interest or penalties as of December 27, 2008, December 29, 2007 or December 30, 2006.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

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

In a related settlement, Robotic FX, Inc. was dissolved and certain residual assets were retained by the Company at its election. Mr. Ahed is prohibited from participating in competitive activities in the robotics industry for five years.

The cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.5 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions, $0.1 million has been paid to Mr. Ahed during the fiscal year ended December 27, 2008. These contingent payments will continue to be expensed, when and if earned.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for fiscal 2008, 2007 and 2006 amounted to $3.8 million, $2.1 million, and $2.1 million, respectively. The Company recorded $0.7 million of expense in the fiscal year ended December 27, 2008 for remaining lease commitments, net of estimated sublease income, at its former corporate headquarters in Burlington, MA. Future minimum rental payments under operating leases were as follows as of December 27, 2008:

Operating
Leases

2009	$2,625
2010	2,414
2011	2,306
2012	2,254
2013	2,087
Thereafter	12,698

Total minimum lease payments	$24,384

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 27, 2008 and December 29, 2007, respectively.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$2,491	$2,462	$2,031
Provision	7,728	6,649	5,971
Warranty usage(*)	(4,839)	(6,620)	(5,540)

Balance at end of period	$5,380	$2,491	$2,462

(*)	Warranty usage includes the pro rata expiration of product warranties not utilized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes a nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company has recently been audited by one state and has recorded a liability, in the year ended December 27, 2008, for the expected sales tax exposure resulting from this audit. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods in any other state.

The Company has conducted an evaluation of whether it has established a nexus in various jurisdictions with respect to sales tax. In conjunction with this evaluation, the Company has approached several states pursuant to voluntary disclosure arrangements. As a result of this process, the Company has agreed to register and file prospectively in four states in accordance with the terms of the voluntary disclosure agreements, and has recorded a liability for potential exposure in other states. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

12.	Employee Benefits

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

The Company elected to make a matching contribution of approximately $0.9 million, $0.8 million and $0.7 million for the plan years ended December 27, 2008, December 29, 2007 and December 30, 2006 (“Plan-Year 2008,” “Plan-Year 2007” and “Plan-Year 2006”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2008 Plan-Year 2007 and Plan-Year 2006 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2008 is included in accrued compensation.

13.  Acquisition of Nekton Research, LLC

In September 2008 the Company acquired Nekton, an unmanned underwater robot technology company based in Raleigh, North Carolina. The Company acquired Nekton for a purchase price of $10 million, consisting primarily of cash and direct acquisition costs, with the potential for additional consideration up to $5 million based on the achievement of certain business and financial milestones. In connection with the acquisition, the Company assumed $0.1 million in net liabilities, and recorded $4.5 million of intangible assets and $5.4 million of goodwill. Approximately $0.2 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.

The condensed consolidated financial statements for the year ended December 27, 2008 include the results of operations of Nekton commencing as of September 8, 2008, the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

14.	Goodwill and other intangible assets

The carrying amount of the goodwill at December 27, 2008 of $5.4 million is from the acquisition of Nekton completed in September 2008.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets.

Intangible assets at December 27, 2008 and December 29, 2007 consisted of the following:

	December 27, 2008
		Accumulated
	Cost	Amortization	Net
		(In thousands)

Completed technology	$3,700	$124	$3,576
Research contracts	100	16	84
Tradename	700	24	676

Total	$4,500	$164	$4,336

There were no goodwill or intangible assets at December 29, 2007.

Amortization expense related to acquired intangible assets was $164,000 for the twelve months ended December 27, 2008. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)

2009	492
2010	473
2011	440
2012	440
2013	440

Total	$2,285

15.	Industry Segment, Geographic Information and Significant Customers

The Company operates in two reportable segments, the home robots division and the government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

Home Robots

The Company’s home robots division offers products to consumers through a network of retail businesses throughout the U.S. and to certain countries through international distributors and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households sold primarily to retail outlets.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income (loss) before income taxes:

	Fiscal Year Ended
	December 27,	December 29,	December, 30
	2008	2007	2006
	(In thousands)

Revenue:
Home Robots	$173,602	$144,483	$112,430
Government & Industrial	134,019	104,598	76,525
Other	—	—	—

Total revenue	307,621	249,081	188,955

Cost of revenue:
Home Robots	123,833	97,878	68,066
Government & Industrial	90,317	68,616	51,189
Other	—	—	(35)

Total cost of revenue	214,150	166,494	119,220

Gross margin:
Home Robots	49,769	46,605	44,364
Government & Industrial	43,702	35,982	25,336
Other	—	—	35

Total gross margin	93,471	82,587	69,735

Research and development
Other	17,566	17,082	17,025
Selling and marketing
Other	46,866	44,894	33,969
General and administrative
Other	28,840	20,919	18,703
Litigation and related expenses
Other	—	2,341	—
Other income, net
Other	926	3,151	3,831
Income before income taxes
Other	$1,125	$502	$3,869

As of December 27, 2008, goodwill of $5.4 million and purchased intangible assets of $4.3 million recorded in conjunction with the acquisition of Nekton in September 2008, as well as the $2.5 million investment in Advanced Scientific Concepts, Inc., are directly associated with the government and industrial division. Other long lived assets are not directly attributable to individual business segments.

Geographic Information

For the fiscal years ended December 27, 2008 and December 29, 2007, sales to non-U.S. customers accounted for 23.4% and 13.1% of total revenue, respectively. For the year ended December 27, 2008, sales to non-U.S. customers in any single country did not account for more than 10% of total revenue.

Significant Customers

For the fiscal years ended December 27, 2008 and December 29, 2007, U.S. federal government orders, contracts and subcontracts accounted for 40.3% and 34.9% of total revenue, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 31,	June 30,	September 29,	December 29,	March 29,	June 28,	September 27,	December 27,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenue	$39,487	$47,014	$63,840	$98,740	$57,302	$67,202	$92,415	$90,702
Gross profit	11,117	15,224	20,112	36,134	15,360	16,468	28,930	32,713
Net income (loss)	(5,501)	(4,776)	(1,378)	20,715	(4,005)	(4,513)	3,852	5,422
Diluted earnings (loss) per share	$(0.23)	$(0.20)	$(0.06)	$0.81	$(0.16)	$(0.18)	$0.15	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 27, 2008, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 27, 2008 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chairman and Chief Executive Officer and Helen Greiner, Director) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of our executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future Quarterly and Annual Reports on Form 10-Q and 10-K filed with the SEC. We, however, undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 27, 2008 and December 29, 2007

Consolidated Statements of Operations for the Years ended December 27, 2008, December 29, 2007, and December 30, 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 27, 2008, December 29, 2007, and December 30, 2006.

Consolidated Statements of Cash Flows for the Years ended December 27, 2008, December 29, 2007, and December 30, 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

Exhibit
Number		Description

10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.7(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.8		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.9†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10	.10†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.11†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.12†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.13†	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.14(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.15(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.16†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.17#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.18†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.19		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.20		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.21		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.22#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.23†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)

Exhibit
Number		Description

10	.24†	Transitional Services and Departure Agreement by and between the Registrant and Geoffrey P. Clear, dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10.25		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.26		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.27		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10	.28†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.29†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.30		Amendment No. 1 to the Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of May 15, 2008 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.31†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.32†*	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle
Chairman of the Board,
Chief Executive Officer and Director

Date: February 13, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Colin M. Angle and John Leahy, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 13, 2009.

Signature	Title(s)

/s/ Colin M. Angle Colin M. Angle	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John Leahy John Leahy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Alison Dean Alison Dean	Vice President, Financial Controls & Analysis (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

/s/ Andrea Geisser Andrea Geisser	Director

Signature	Title(s)

/s/ George C. McNamee George C. McNamee	Director

/s/ Helen Greiner Helen Greiner	Director

/s/ Peter Meekin Peter Meekin	Director

/s/ Paul J. Kern Paul J. Kern	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.7(1)	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10.8		Sublease between the Registrant and Lahey Clinic Hospital, Inc. for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of September 20, 2005 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.9†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10	.10†(1)	Employment Agreement between the Registrant and Helen Greiner, dated as of January 1, 1997
10	.11†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.12†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.13†	Independent Contractor Agreement between the Registrant and Rodney Brooks, dated as of December 30, 2002
10	.14(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.15(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.16†(1)	2005 Stock Option and Incentive Plan and forms of agreements thereunder
10	.17#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.18†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.19		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.20		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

Exhibit
Number		Description

10.21		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.22#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.23†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10	.24†	Transitional Services and Departure Agreement by and between the Registrant and Geoffrey P. Clear, dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10.25		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.26		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.27		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10	.28†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.29†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.30		Amendment No. 1 to the Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of May 15, 2008 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.31†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.32†*	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith