Form 10-Q
period 2009-03-28
IROBOT CORP
filed 2009-04-30
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 28, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 24, 2009 was 24,957,515.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 28, 2009
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 28,	December 27,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$54,737	$40,852
Accounts receivable, net of allowance of $65 and $65 at March 28, 2009 and December 27, 2008, respectively	23,192	35,930
Unbilled revenue	3,133	2,014
Inventory, net	30,742	34,560
Deferred tax assets	7,256	7,299
Other current assets	4,502	3,340

Total current assets	123,562	123,995
Property and equipment, net	21,899	22,929
Deferred tax assets	4,508	4,508
Other assets	12,123	12,246

Total assets	$162,092	$163,678

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,127	$19,544
Accrued expenses	10,731	10,989
Accrued compensation	5,371	6,393
Deferred revenue and customer advances	2,718	2,632

Total current liabilities	37,947	39,558
Long term liabilities	4,337	4,444
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at March 28, 2009 and December 27, 2008	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 24,942 and 24,811 issued and outstanding at March 28, 2009 and December 27, 2008, respectively	249	248
Additional paid-in capital	132,512	130,637
Deferred compensation	(271)	(314)
Accumulated deficit	(12,682)	(10,895)

Total stockholders’ equity	119,808	119,676

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$162,092	$163,678

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenue:
Product revenue	$49,691	$50,575
Contract revenue	7,245	6,727

Total revenue	56,936	57,302

Cost of revenue:
Cost of product revenue (1)	33,439	36,195
Cost of contract revenue (1)	7,291	5,747

Total cost of revenue	40,730	41,942

Gross margin	16,206	15,360
Operating expenses:
Research and development (1)	3,578	3,973
Selling and marketing (1)	8,966	11,458
General and administrative (1)	7,130	6,778

Total operating expenses	19,674	22,209

Operating loss	(3,468)	(6,849)
Other income (expense), net	(299)	495

Loss before income taxes	(3,767)	(6,354)
Income tax benefit	(1,980)	(2,349)

Net loss	$(1,787)	$(4,005)

Net loss per share
Basic and diluted	$(0.07)	$(0.16)
Number of shares used in per share calculations
Basic and diluted	24,902	24,506

(1)	Total stock-based compensation recorded in the three months ended March 28, 2009 and March 29, 2008 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cost of product revenue	$213	$154
Cost of contract revenue	163	59
Research and development	(3)	(33)
Selling and marketing	317	161
General and administrative	912	597

Total stock-based compensation	$1,602	$938

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,787)	$(4,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,914	1,566
Loss on disposal of fixed assets	15	45
Stock-based compensation	1,602	938
Non-cash director deferred compensation	33	24
Changes in working capital — (use) source
Accounts receivable	12,738	25,758
Unbilled revenue	(1,119)	(365)
Inventory	3,818	(994)
Other assets	(1,162)	(4,069)
Accounts payable	(417)	(16,731)
Accrued expenses	(258)	(2,061)
Accrued compensation	(1,022)	521
Deferred revenue	86	(448)
Change in long term liabilities	(107)	—

Net cash provided by operating activities	14,334	179

Cash flows from investing activities:
Purchase of property and equipment	(776)	(3,937)
Purchases of investments	—	(29,997)
Sales of investments	—	29,050

Net cash used in investing activities	(776)	(4,884)

Cash flows from financing activities:
Proceeds from stock option exercises	327	570
Tax benefit of excess stock based compensation deductions	—	261

Net cash provided by financing activities	327	831

Net increase (decrease) in cash and cash equivalents	13,885	(3,874)
Cash and cash equivalents, at beginning of period	40,852	26,735

Cash and cash equivalents, at end of period	$54,737	$22,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$40
Cash paid for income taxes	435	24
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the three months ended March 28, 2009 and March 29, 2008, the Company transferred $267 and $173, respectively, of inventory to fixed assets.
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
     The Company is subject to risks common to companies in high-tech industries including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, the need to obtain financing, if necessary, global economic conditions and associated impact on consumer spending, and changes in policies and spending priorities of the U.S. federal government and other government agencies.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States.
     The accompanying financial data as of March 28, 2009 and for the three months ended March 28, 2009 and March 29, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed with the SEC on February 13, 2009.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of March 28, 2009 and results of operations and cash flows for the periods ended March 28, 2009 and March 29, 2008 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands, except per share data)
Net loss	$(1,787)	$(4,005)

Diluted weighted average shares outstanding	24,902	24,506

Basic and diluted loss per share	$(0.07)	$(0.16)
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
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At March 28, 2009, the Company has total deferred tax assets of $15.2 million and a valuation allowance of $3.4 million resulting in a net deferred tax asset of $11.8 million.
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
     In February 2008, FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has adopted the provisions of SFAS 157 as of December 28, 2008 for nonfinancial assets and nonfinancial liabilities. This adoption did not impact the Company’s consolidated financial statements.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 28, 2009, were as follows:

	Fair Value Measurements as of March 28, 2009
		(In thousands)
Description	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$52,527	$—	$—

Total assets measured at fair value	$52,527	—	—

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
     Recent Accounting Pronouncements
     In February 2008, FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“ SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 141R and SFAS 160 at the beginning of fiscal 2009 and will change its accounting treatment for business combinations, if any, on a prospective basis.
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“ SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The implementation of SFAS 161 did not impact the Company’s consolidated financial statements.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
3. Inventory
     Inventory consists of the following at:

	March 28,	December 27,
	2009	2008
	(In thousands)
Raw materials	$4,125	$3,443
Work in process	1,246	746
Finished goods	25,371	30,371

	$30,742	$34,560

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of March 28, 2009, there were 2,410,348 shares available for future grant under the 2005 Plan.
     Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from zero to five years, and expire seven or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of incentive stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
     The Company has determined that the grants, exercises and other stock-based compensation activity during the three months ended March 28, 2009 were not material.
5. Accrued Expenses
     Accrued expenses consist of the following at:

	March 28,	December 27,
	2009	2008
	(In thousands)
Accrued warranty	$4,984	$5,380
Accrued direct fulfillment costs	1,353	1,236
Accrued rent	485	470
Accrued sales commissions	384	801
Accrued accounting fees	334	376
Accrued income taxes	—	248
Accrued other	3,191	2,478

	$10,731	$10,989

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended March 28, 2009 and March 29, 2008 amounted to $1.0 million and $0.6 million, respectively. Future minimum rental payments under operating leases were as follows as of March 28, 2009:

Operating
Leases
(In thousands)
Remainder of 2009	$1,995
2010	2,434
2011	2,307
2012	2,254
2013	2,087
Thereafter	12,698

Total minimum lease payments	$23,775

     Sales Taxes
     The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes a nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company is currently being audited by one state and has recorded a liability in the quarter ended March 28, 2009 for the expected sales tax exposure from this audit. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods in any other state.
     The Company has conducted an evaluation of whether it has established a nexus in various jurisdictions with respect to sales tax. In conjunction with this evaluation, the Company has approached several states pursuant to voluntary disclosure arrangements. As a result of this process, the Company has registered and filed prospectively in four states in accordance with the terms of the voluntary disclosure agreements. The Company has recorded a liability for potential exposure in those states, in addition to a liability recorded for potential exposure in one other state. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2009 and March 29, 2008, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Balance at beginning of period	$5,380	$2,491
Provision	854	1,541
Warranty usage(1)	(1,250)	(1,508)

Balance at end of period	$4,984	$2,524

(1)	Warranty usage includes the pro rata expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
     Home Robots
     The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States and to certain countries through international distributors and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households which are sold primarily to retail outlets and through the Company’s on-line store.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and loss before income taxes:

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Revenue:
Home Robots	$32,823	$30,148
Government & Industrial	24,113	27,154

Total revenue	56,936	57,302

Cost of revenue:
Home Robots	22,671	22,079
Government & Industrial	18,059	19,863

Total cost of revenue	40,730	41,942

Gross margin:
Home Robots	10,152	8,069
Government & Industrial	6,054	7,291

Total gross margin	16,206	15,360

Research and development	3,578	3,973

Selling and marketing	8,966	11,458

General and administrative	7,130	6,778

Other income (expense), net	(299)	495

Loss before income taxes	$(3,767)	$(6,354)

     Geographic Information
     For the three months ended March 28, 2009 and March 29, 2008, sales to non-U.S. customers accounted for 35.7% and 19.6% of total revenue, respectively.
     Significant Customers
     For the three months ended March 28, 2009 and March 29, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.2% and 43.7% total revenue, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
8. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss includes unrealized losses on certain investments. The differences between net loss and comprehensive loss were as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Net loss, as reported	$(1,787)	$(4,005)
Unrealized losses on investments, net of tax	—	(1,315)

Total comprehensive loss	$(1,787)	$(5,320)

9. Goodwill and other intangible assets
     The carrying amount of the goodwill at March 28, 2009 of $5.4 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at March 28, 2009 and December 27, 2008 consisted of the following:

	March 28, 2009			December 27, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Completed technology	$3,700	$217	$3,483	$3,700	$124	$3,576
Research contracts	100	28	72	100	16	84
Tradename	700	42	658	700	24	676

Total	$4,500	$287	$4,213	$4,500	$164	$4,336

     Amortization expense related to acquired intangible assets was $123,000 for the three months ended March 28, 2009. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2009	$369
2010	480
2011	444
2012	444
2013	444

Total	$2,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 27, 2008, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, SFAS No. 123(R) and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2008, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot designs and builds robots that make a difference. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we are developing the Small Unmanned Ground Vehicle, or SUGV, reconnaissance robot for the U.S. Army’s Future Combat Systems program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of March 28, 2009, we had 481 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenue
Product revenue	87.3%	88.3%
Contract revenue	12.7	11.7

Total revenue	100.0	100.0

Cost of Revenue
Cost of product revenue	58.7	63.2
Cost of contract revenue	12.8	10.0

Total cost of revenue	71.5	73.2

Gross margin	28.5	26.8
Operating Expenses
Research and development	6.3	6.9
Selling and marketing	15.8	20.0
General and administrative	12.5	11.9

Total operating expenses	34.6	38.8

Operating loss	(6.1)	(12.0)
Other income (expense), net	(0.5)	0.9

Loss before income taxes	(6.6)	(11.1)
Income tax benefit	(3.5)	(4.1)

Net loss	(3.1)%	(7.0)%

Comparison of Three Months Ended March 28, 2009 and March 29, 2008
Revenue

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total revenue	$56,936	$57,302	$(366)	(0.6)%
     Total revenue for the three months ended March 28, 2009 decreased to $56.9 million, or 0.6%, compared to $57.3 million for the three months ended March 29, 2008. Revenue increased approximately $2.7 million, or 8.9%, in our home robots division and decreased approximately $3.0 million, or 11.2%, in our government and industrial division.

     The $2.7 million increase in revenue from our home robots division for the three months ended March 28, 2009 was driven by a 7.9% increase in units shipped, as compared to the three months ended March 29, 2008. Total home robots shipped in the three months ended March 28, 2009 were approximately 183,000 units compared to approximately 169,000 units in the three months ended March 29, 2008. The increase in home robot division revenue and units shipped was primarily attributable to increased international demand for our home robot products resulting from our increased efforts to expand our global presence. In the three months ended March 28, 2009, home robots units shipped internationally increased 57% as compared to the three months ended March 29, 2008. International home robots revenue increased $7.1 million in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008. This was offset by decreases in revenue from domestic retailers of $2.3 million and direct to consumers sales through our on-line store of $2.2 million in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008.
     The $3.0 million decrease in revenue from our government and industrial division was driven by a $4.8 million decrease in government and industrial robots revenue due primarily to a decrease in net average selling prices related to product mix primarily attributable to a shift of our military product line into lower priced FasTac units as compared to MTRS, or Man Transportable Robot System, units in the comparable period in 2008. This was partially offset by a $1.2 million increase in product life cycle revenue (spare parts and accessories) in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008.
     Recurring contract development revenue generated under research and development contracts increased $0.6 million in our government and industrial division in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008. This was the result of revenue from contracts acquired through our acquisition in September 2008 of Nekton Research, LLC and new contract awards for our Warrior and PackBot programs partially offset by a decrease of revenue in our SUGV program resulting from additional funding to accelerate the timeline for building SUGV units that occurred in the three months ended March 29, 2008.
Cost of Revenue

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total cost of revenue	$40,730	$41,942	$(1,212)	(2.9)%
As a percentage of total revenue	71.5%	73.2%
     Total cost of revenue decreased to $40.7 million in the three months ended March 28, 2009, compared to $41.9 million in the three months ended March 29, 2008. The decrease was due to lower costs associated with product mix in our government and industrial division primarily attributable to a shift of our military product line into lower priced FasTac units as compared to MTRS units in the comparable period in 2008.
     We incur research and development expenses under funded development arrangements with both governments and industrial third parties, which, in accordance with generally accepted accounting principles in the United States of America, are classified as cost of revenue rather than research and development expense. For the three months ended March 28, 2009, these expenses amounted to $7.3 million compared to $5.7 million for the comparable period in 2008. The increase in these expenses was primarily due to increased labor and subcontract expenses.
Gross Margin

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total gross margin	$16,206	$15,360	$846	5.5%
As a percentage of total revenue	28.5%	26.8%

     Gross margin increased $0.8 million, or 5.5%, to $16.2 million (28.5% of revenue) in the three months ended March 28, 2009, from $15.4 million (26.8% of revenue) in the three months ended March 29, 2008. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 4.2 percentage points offset by the government and industrial division gross margin decreasing 1.7 percentage points. The 4.2 percentage point increase in the home robots division is attributable to channel mix as international sales, which carry a higher gross margin than domestic sales, represented a higher percentage of total revenue than in the comparable period in 2008. In addition during the three month period ending March 29, 2008 we recorded costs but did not record revenue for shipments to Linens ‘N’ Things as a result of its bankruptcy filing.
     The 1.7 percentage point decrease in gross margin in the government and industrial division was primarily the result of lower overhead absorption on decreased revenue for the three month period ending March 29, 2008 as compared to the three month period ending March 28, 2009.
Research and Development

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total research and development expense	$3,578	$3,973	$(395)	(9.9)%
As a percentage of total revenue	6.3%	6.9%
     Research and development expenses decreased by $0.4 million, or 9.9%, to $3.6 million (6.3% of revenue) in the three months ended March 28, 2009, from $4.0 million (6.9% of revenue) for the three months ended March 29, 2008. The decrease in research and development expenses is primarily due to a decrease in compensation and employee-related costs.
     Overall research and development headcount decreased to 99 at March 28, 2009 compared to 104 at March 29, 2008, a decrease of five employees or 5%.
     In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and industrial third parties. For the three months ended March 28, 2009, these expenses amounted to $7.3 million compared to $5.7 million for the three months ended March 28, 2008. However, these expenses have been classified as cost of revenue rather than research and development expense as they are executed under funded research contracts.
Selling and Marketing

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total selling and marketing expense	$8,966	$11,458	$(2,492)	(21.7)%
As a percentage of total revenue	15.8%	20.0%
     Selling and marketing expenses decreased by $2.5 million, or 21.7%, to $9.0 million (15.8% of revenue) in the three months ended March 28, 2009 from $11.5 million (20.0% of revenue) in the three months ended March 29, 2008. This was driven by a decrease in our home robots division of $3.1 million primarily attributable to a reduction of $2.6 million in television, online media and other marketing expenses for the three month period ended March 28, 2009 as compared to the three months ended March 29, 2008 as a result of our strategy to aggressively manage our expenses. The decrease of selling and marketing expenses in our home robots division was also attributable to a decrease of $0.4 million in sales commission expenses as a result of lower sales to domestic retailers in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008. Selling and marketing expenses in our government and industrial division increased by $0.5 million primarily due to increases in costs associated with bid and proposal activity in the three months ended March 28, 2009 as compared to the three months ended March 29, 2008.

     Overall selling and marketing headcount increased to 45 at March 28, 2009 compared to 36 as of March 29, 2008, an increase of nine employees or 25% growth.
General and Administrative

	Three Months Ended
	March 28,	March 28,	Dollar	Percent
	2009	2007	Change	Change
	(In thousands)
Total general and administrative expense	$7,130	$6,778	$352	5.2%
As a percentage of total revenue	12.5%	11.9%
     General and administrative expenses increased by $0.4 million, or 5.2%, to $7.1 million (12.5% of revenue) in the three months ended March 28, 2009 from $6.8 million (11.9% of revenue) in the three months ended March 28, 2008. The increase in general and administrative expenses was primarily driven by an increase of $0.4 million in stock-based compensation for the three months ended March 28, 2009 over the comparable period in 2008.
     Overall general and administrative headcount increased to 104 at March 28, 2009 compared to 97 as of March 28, 2008, an increase of seven employees or 7% growth.
Other Income (Expense), Net

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total other income (expense), net	$(299)	$495	$(794)	(160.4%)
As a percentage of total revenue	(0.5)%	0.9%
     Other income (expense), net amounted to $(0.3) million for the three months ended March 28, 2009 compared to $0.5 million for the three months ended March 29, 2008. Other income (expense), net for the three month period ended March 28, 2009 was directly related to foreign currency exchange losses which were the result of foreign currency exchange rate fluctuations. Other income (expense), net for the three month period ended March 29, 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments have significantly reduced interest rates earned as compared to the three month period ended Match 29, 2008.
Income Tax Benefit

	Three Months Ended
	March 28,	March 29,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands)
Total income tax benefit	$(1,980)	$(2,349)	$369	(15.7)%
As a percentage of total revenue	(3.5)%	(4.1)%
     In the three months ended March 28, 2009, we recorded a $2.0 million tax benefit based on a projected effective 2009 income tax rate of 52% as compared to a $2.3 million tax benefit for the three months ended March 29, 2008 based on a projected effective 2008 income tax rate of 37%. This increase in rate was primarily due to the impact of permanent book-tax differences, federal taxes computed at the Federal Graduated Rate, and the impact of additional state taxes, partially offset by the benefit of research and development tax credits anticipated in 2009.
Liquidity and Capital Resources
     At March 28, 2009 our principal sources of liquidity were cash and cash equivalents totaling $54.7 million and accounts receivable of $23.2 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the three months ended March 28, 2009 and March 29, 2008, we spent $0.8 million and $3.9 million, respectively, on capital equipment.
     Our strategy for delivering products to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is minimal as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped.
     Our consumer product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a net use of cash in support of operating needs during the second and third quarters of the year, with the low point generally occurring in the middle of the third quarter, and a favorable cash flow during the first and fourth quarters. We have relied on, and we may continue to rely on, our working capital line of credit to cover short-term cash needs resulting from the seasonality of our consumer business.
     Discussion of Cash Flows
     Net cash provided by our operating activities in the three months ended March 28, 2009 was $14.3 million compared to net cash provided by operating activities of $0.2 million in the three months ended March 29, 2008. The cash provided by our operating activities in the three months ended March 28, 2009 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $11.6 million and a decrease in inventory of $3.8 million, offset by a net loss of $1.8 million, a decrease in accounts payable of $0.4 million, a decrease in accrued expenses of $0.3 million, a decrease in accrued compensation of $1.0 million, and an increase in other assets of $1.2 million. In addition, in the three months ended March 28, 2009, we had depreciation and amortization expenses of approximately $1.9 million and stock-based compensation of $1.6 million, both of which are non-cash expenses. The cash provided by our operating activities in the three months ended March 29, 2008 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $25.3 million, partially offset by a net loss of $4.0 million, a decrease in accounts payable of $16.7 million, a decrease in accrued expenses of $2.0 million, an increase in inventory of $1.0 million and an increase in other assets of $4.1 million. In addition, in the three months ended March 29, 2008, we had depreciation and amortization expenses of approximately $1.6 million and stock-based compensation of $0.9 million, both of which are non-cash expenses.
     Net cash used by our investing activities was $0.8 million in the three months ended March 28, 2009 compared to net cash used by our investing activities of $4.9 million in the three months ended March 29, 2008. Investing activities in the three months ended March 28, 2009 represent the purchase of capital equipment and leasehold improvements. Investing activities in the three months ended March 29, 2008 represent the sale of investments of $29.0 million, offset by the purchase of investments of $30.0 million and the purchase of capital equipment and leasehold improvements of $3.9 million.
     Net cash provided by our financing activities was approximately $0.3 million in the three months ended March 28, 2009 compared to net cash used by our financing activities of $0.8 million in the three months ended March 29, 2008. Included in the financing activities for the three months ended March 28, 2009 was $0.3 million in proceeds from the exercise of stock options. Included in the financing activities for the three months ended March 29, 2008 was $0.6 million in proceeds from the exercise of stock options and a tax benefit of $0.2 million associated with excess stock-based compensation deductions.
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
     As of March 28, 2009, we had letters of credit outstanding of $2.1 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of March 28, 2009, we were in compliance with all covenants under the credit facility.
     Equipment Financing Facility
     We have a $5.0 million secured equipment facility with Banc of America Leasing & Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts under the equipment facility until April 30, 2009 and any amounts borrowed during that period will accrue interest at 30-day LIBOR plus 1%. After April 30, 2009, all amounts then outstanding under the equipment line will be repaid in 60 equal monthly installments commencing in April 2009 and will accrue interest, at our election, at either a fixed or variable rate of interest determined as a function of LIBOR at the time of borrowing. Our obligations under the equipment facility will be secured by any financed equipment. We intend to renew this equipment financing facility when it expires on April 30, 2009.
     As of March 28, 2009, we had no amounts outstanding and $5.0 million available under our equipment financing line of credit.
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
As of March 28, 2009 we were in compliance with all covenants under the equipment facility.
     Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. Pursuant to the terms of the Nekton Research, LLC acquisition agreement, additional consideration of up to $5 million may be paid based on the achievement of certain business and financial milestones. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. We do not have any commitments to settle contractual obligations related to our working capital line of credit as of March 28, 2009. The following table describes our commitments to settle contractual obligations in cash as of March 28, 2009:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,628	$4,692	$4,279	$12,176	$23,775
Minimum contractual payments	3,435	10,500	1,500	—	15,435

Total	$6,063	$15,192	$5,779	$12,176	$39,210

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on historical and current operations, we believe that we will exceed these minimum contractual obligations in our ordinary course of business.
Off-Balance Sheet Arrangements
     As of March 28, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At March 28, 2009, we had unrestricted cash and cash equivalents of $54.7 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 28, 2009, all of our cash equivalents were held in money market accounts.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At March 28, 2009, we had letters of credit outstanding of $2.1 million under our working capital line of credit and no amounts outstanding under our equipment financing facility.
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
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Helen Greiner, Director) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
     We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of our executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We, however, undertake no obligation to update or revise the information provided herein.

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

iROBOT CORPORATION
Date: April 30, 2009	By:	/s/ JOHN LEAHY
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