Form 10-Q
period 2009-06-27
IROBOT CORP
filed 2009-07-31
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2009
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
Yes ☐    No ☑
The number of shares outstanding of the Registrant’s Common Stock as of July 24, 2009 was 25,008,366.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 27, 2009
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 27,	December 27,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$50,989	$40,852
Accounts receivable, net of allowance of $65 at June 27, 2009 and December 27, 2008	31,291	35,930
Unbilled revenue	3,459	2,014
Inventory, net	28,638	34,560
Deferred tax assets	7,565	7,299
Other current assets	5,498	3,340

Total current assets	127,440	123,995
Property and equipment, net	21,672	22,929
Deferred tax assets	4,508	4,508
Other assets	12,000	12,246

Total assets	$165,620	$163,678

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,108	$19,544
Accrued expenses	10,966	10,989
Accrued compensation	7,027	6,393
Deferred revenue and customer advances	2,974	2,632

Total current liabilities	42,075	39,558
Long term liabilities	4,229	4,444
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at June 27, 2009 and December 27, 2008	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 25,005 and 24,811 issued and outstanding at June 27, 2009 and December 27, 2008, respectively	250	248
Additional paid-in capital	134,559	130,637
Deferred compensation	(202)	(314)
Accumulated deficit	(15,291)	(10,895)

Total stockholders’ equity	119,316	119,676

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$165,620	$163,678

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenue:
Product revenue	$52,609	$60,676	$102,300	$111,251
Contract revenue	8,731	6,526	15,976	13,253

Total revenue	61,340	67,202	118,276	124,504

Cost of revenue:
Cost of product revenue (1)	37,098	44,382	70,537	80,577
Cost of contract revenue (1)	7,833	6,352	15,124	12,099

Total cost of revenue	44,931	50,734	85,661	92,676

Gross margin	16,409	16,468	32,615	31,828
Operating expenses:
Research and development (1)	3,896	4,718	7,474	8,691
Selling and marketing (1)	8,940	13,471	17,906	24,929
General and administrative (1)	7,365	7,340	14,495	14,118

Total operating expenses	20,201	25,529	39,875	47,738

Operating loss	(3,792)	(9,061)	(7,260)	(15,910)
Other income (expense), net	91	242	(208)	737

Loss before income taxes	(3,701)	(8,819)	(7,468)	(15,173)
Income tax benefit	(1,092)	(4,306)	(3,072)	(6,655)

Net loss	$(2,609)	$(4,513)	$(4,396)	$(8,518)

Net loss per share basic and diluted	$(0.10)	$(0.18)	$(0.18)	$(0.35)
Number of shares used in per share calculations basic and diluted	24,967	24,610	24,946	24,561

(1)	Total stock-based compensation recorded in the three and six months ended June 27, 2009 and June 28, 2008 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Cost of product revenue	$278	$216	$491	$370
Cost of contract revenue	162	114	325	173
Research and development	101	128	98	95
Selling and marketing	338	267	655	428
General and administrative	1,016	808	1,928	1,405

Total stock-based compensation	$1,895	$1,533	$3,497	$2,471

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,396)	$(8,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,864	3,291
Loss on disposal of fixed assets	102	68
Stock-based compensation	3,497	2,471
Benefit from deferred tax assets	(511)	—
Non-cash director deferred compensation	66	47
Changes in working capital — (use) source
Accounts receivable	4,639	23,428
Unbilled revenue	(1,445)	54
Inventory	5,922	1,934
Other assets	(2,163)	(8,116)
Accounts payable	1,564	(20,732)
Accrued expenses	(33)	179
Accrued compensation	634	2,022
Deferred revenue	342	(628)
Long term liabilities	(215)	4,659

Net cash provided by operating activities	11,867	159

Cash flows from investing activities:
Purchase of property and equipment	(2,448)	(12,277)
Purchases of investments	—	(29,997)
Sales of investments	—	29,050

Net cash used in investing activities	(2,448)	(13,224)

Cash flows from financing activities:
Proceeds from stock option exercises	459	732
Income tax withholding payment associated with restricted stock award vesting	(9)	—
Tax benefit of excess stock-based compensation deductions	268	358

Net cash provided by financing activities	718	1,090

Net increase (decrease) in cash and cash equivalents	10,137	(11,975)
Cash and cash equivalents, at beginning of period	40,852	26,735

Cash and cash equivalents, at end of period	$50,989	$14,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$41
Cash paid for income taxes	598	38
Supplemental disclosure of noncash investing and financing activities (in thousands):
     During the six months ended June 27, 2009 and June 28, 2008, the Company transferred $787 and $146, respectively, of inventory to fixed assets.
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business
     iRobot Corporation (“iRobot” or the “Company”) develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and government and industrial research and development contracts.
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
     The accompanying financial data as of June 27, 2009 and for the three and six months ended June 27, 2009 and June 28, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed with the SEC on February 13, 2009.
     In the opinion of management, all adjustments necessary to present a fair statement of financial position as of June 27, 2009 and results of operations and cash flows for the periods ended June 27, 2009 and June 28, 2008 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established from this group of customers. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
     Under cost-plus-fixed-fee type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Net Loss Per Share
     The following table presents the calculation of both basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net loss	$(2,609)	$(4,513)	$(4,396)	$(8,518)

Diluted weighted average shares outstanding	24,967	24,610	24,946	24,561

Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.18)	$(0.35)
     Income Taxes
     Deferred taxes are determined based on the difference between the book and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At June 27, 2009, the Company has total deferred tax assets of $15.5 million and a valuation allowance of $3.4 million resulting in a net deferred tax asset of $12.1 million.
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
     In February 2008, FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has adopted the provisions of SFAS 157 as of December 28, 2008 for nonfinancial assets and nonfinancial liabilities. This adoption did not impact the Company’s consolidated financial statements.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 27, 2009, were as follows:

	Fair Value Measurements as of June 27, 2009
		(In thousands)
Description	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$46,542	$—	$—

Total assets measured at fair value	$46,542	—	—

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
     Recent Accounting Pronouncements
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 141R and SFAS 160 at the beginning of fiscal 2009 and will change its accounting treatment for business combinations, if any, on a prospective basis.
     On April 1, 2009, FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,(“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141R, to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted SFAS FSP FAS 141(R)-1 on April 1, 2009 and will change its accounting treatment for business combinations, if any, on a prospective basis.
     In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The implementation of SFAS 165 did not impact the Company’s consolidated financial statements.
     In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46(R)”), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of the SFAS 167 to have an impact on its financial position or results of operations.
     In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS 168 to have an impact on its financial position or results of operations.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following at:

	June 27,	December 27,
	2009	2008
	(In thousands)
Raw materials	$4,483	$3,443
Work in process	1,327	746
Finished goods	22,828	30,371

	$28,638	$34,560

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of June 27, 2009, there were 2,126,176 shares available for future grant under the 2005 Plan.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
     On April 24, 2009, in connection with his appointment, Jeffrey A. Beck, president, home robots division was granted a stock option exercisable for 150,000 shares of the Company’s common stock at the closing price of $9.80 and 35,000 restricted stock units. The stock option will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.
     On May 28, 2009, the Company’s stockholders approved an amendment to the 2005 Plan and a one-time stock option exchange program, as described in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, filed with the SEC on April 13, 2009 (the “Proxy Statement”). Under the option exchange program (the “Offer”), the Company offered to exchange certain out-of-the-money stock options previously granted under the 2004 Plan and 2005 Plan for new stock options exercisable for fewer shares of common stock with lower exercise prices and extended vesting terms (the “New Options”). Pursuant to the Offer, a total of 141 eligible participants tendered, and the Company accepted for cancellation, options to purchase an aggregate of 678,850 shares of the Company’s common stock with exercise prices greater than or equal to $13.37. There were an aggregate of 1,360,632 of shares of common stock underlying all eligible options. The eligible options that were accepted for cancellation represented approximately 50% of the total shares of common stock underlying all of the eligible options. In accordance with the terms and conditions of the Offer, on May 29, 2009, the Company issued New Options to purchase an aggregate of 310,607 shares of common stock in exchange for the cancellation of the tendered eligible options. The exchange ratios were designed to result in the fair value, for accounting purposes, of the New Options being approximately equal to the fair value of the exchanged eligible options to ensure the Company minimized any additional compensation expense in connection with the Offer; and none was incurred. The exercise price per share of each New Option granted in the Offer is $12.50, the closing price of the Company’s common stock on the NASDAQ Global Market on May 29, 2009.
     On June 26, 2009 each of the Company’s eight non-employee board members was issued an annual grant of 10,000 stock options with an exercise price per share of $13.46. These stock options will vest 100% on the first anniversary of the grant date.
     The Company has determined that grants, exercises and other stock-based compensation activity, other than the items mentioned above, during the six months ended June 27, 2009 were not material.
5. Accrued Expenses
     Accrued expenses consist of the following at:

	June 27,	December 27,
	2009	2008
	(In thousands)
Accrued warranty	$5,303	$5,380
Accrued direct fulfillment costs	1,564	1,236
Accrued rent	501	470
Accrued sales commissions	291	801
Accrued accounting fees	524	376
Accrued income taxes	—	248
Accrued other	2,783	2,478

	$10,966	$10,989

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended June 27, 2009 and June 28, 2008 amounted to $1.0 million and $1.5 million, respectively, and for the six months ended June 27, 2009 and June 28, 2008 amounted to $2.0 million and $2.1 million, respectively. The Company recorded $0.7 million of expense in the three month period ended June 28, 2008 for remaining lease commitments, net of estimated sublease income, at its former corporate headquarters in Burlington, Massachusetts. Future minimum rental payments under operating leases were as follows as of June 27, 2009:

Operating
Leases
(In thousands)
Remainder of 2009	$1,310
2010	2,434
2011	2,307
2012	2,254
2013	2,087
Thereafter	12,698

Total minimum lease payments	$23,090

      Sales Taxes
     The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods.
     The Company continually evaluates whether it has established a nexus in new jurisdictions with respect to sales tax. The Company has recorded a liability for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
      Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2009 and June 28, 2008, respectively.
      Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Balance at beginning of period	$4,984	$2,524	$5,380	$2,491
Provision	1,675	1,704	2,529	3,245
Warranty usage(1)	(1,356)	(971)	(2,606)	(2,479)

Balance at end of period	$5,303	$3,257	$5,303	$3,257

(1)	Warranty usage includes the pro rata expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
      Home Robots
     The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States and to certain countries through international distributors and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households.
      Government and Industrial
     The Company’s government and industrial division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries, other than the United States, through international distribution. The Company’s government and industrial robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.
     The table below presents segment information about revenue, cost of revenue, gross margin and loss before income taxes:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Home Robots	$34,099	$41,705	$66,922	$71,853
Government & Industrial	27,241	25,497	51,354	52,651

Total revenue	61,340	67,202	118,276	124,504

Cost of revenue:
Home Robots	23,990	30,946	46,661	53,025
Government & Industrial	20,941	19,788	39,000	39,651

Total cost of revenue	44,931	50,734	85,661	92,676

Gross margin:
Home Robots	10,109	10,759	20,261	18,828
Government & Industrial	6,300	5,709	12,354	13,000

Total gross margin	16,409	16,468	32,615	31,828

Research and development	3,896	4,718	7,474	8,691

Selling and marketing	8,940	13,471	17,906	24,929

General and administrative	7,365	7,340	14,495	14,118

Other income (expense), net	91	242	(208)	737

Loss before income taxes	$(3,701)	$(8,819)	$(7,468)	$(15,173)

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Geographic Information
     For the three months ended June 27, 2009 and June 28, 2008, sales to non-U.S. customers accounted for 34.9% and 27.6% of total revenue, respectively, and for the six months ended June 27, 2009 and June 28, 2008, sales to non-U.S. customers accounted for 35.3% and 23.9% of total revenue, respectively.
     Significant Customers
     For the three months ended June 27, 2009 and June 28, 2008, U.S. federal government orders, contracts and subcontracts accounted for 37.5% and 35.5% of total revenue, respectively, and for the six months ended June 27, 2009 and June 28, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.9% and 39.3% of total revenue, respectively.
8. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss includes unrealized losses on certain investments. The differences between net loss and comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands)
Net loss, as reported	$(2,609)	$(4,513)	$(4,396)	$(8,518)
Unrealized losses on investments, net of tax	—	(562)	—	(2,658)

Total comprehensive loss	$(2,609)	$(5,075)	$(4,396)	$(11,176)

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
9. Goodwill and other intangible assets
     The carrying amount of the goodwill at June 27, 2009 of $5.4 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at June 27, 2009 and December 27, 2008 consisted of the following:

	June 27, 2009			December 27, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Completed technology	$3,700	$310	$3,390	$3,700	$124	$3,576
Research contracts	100	40	60	100	16	84
Tradename	700	60	640	700	24	676

Total	$4,500	$410	$4,090	$4,500	$164	$4,336

     Amortization expense related to acquired intangible assets was $123,000 and $246,000 for the three and six months ended June 27, 2009, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2009	$246
2010	480
2011	444
2012	444
2013	444

Total	$2,058

10. Subsequent Events
     The Company has evaluated subsequent events through July 31, 2009, which represents the filing date of this Form 10-Q with the SEC. As of July 31, 2009, there were no subsequent events which required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 27, 2008, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots,the Small Unmanned Ground Vehicle, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, SFAS No. 123(R) and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2008, as well as elsewhere in this report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot designs and builds robots that make a difference. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. In addition, we have developed the Small Unmanned Ground Vehicle, or SUGV, reconnaissance robot for the U.S. Army’s Future Combat Systems program. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of June 27, 2009, we had 504 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenue
Product revenue	85.8%	90.3%	86.5%	89.4%
Contract revenue	14.2	9.7	13.5	10.6

Total revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	60.5	66.0	59.6	64.7
Cost of contract revenue	12.7	9.5	12.8	9.7

Total cost of revenue	73.2	75.5	72.4	74.4

Gross margin	26.8	24.5	27.6	25.6
Operating Expenses
Research and development	6.4	7.0	6.3	7.0
Selling and marketing	14.6	20.1	15.1	20.0
General and administrative	12.0	10.9	12.3	11.4

Total operating expenses	33.0	38.0	33.7	38.4

Operating loss	(6.2)	(13.5)	(6.1)	(12.8)
Other income (expense), net	0.1	0.4	(0.2)	0.6

Loss before income taxes	(6.1)	(13.1)	(6.3)	(12.2)
Income tax benefit	(1.8)	(6.4)	(2.6)	(5.4)

Net loss	(4.3)%	(6.7)%	(3.7)%	(6.8)%

Comparison of Three and Six Months Ended June 27, 2009 and June 28, 2008
Revenue

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total revenue	$61,340	$67,202	$(5,862)	(8.7)%	$118,276	$124,504	$(6,228)	(5.0)%
     Total revenue for the three months ended June 27, 2009 decreased to $61.3 million, or 8.7%, compared to $67.2 million for the three months ended June 28, 2008. Revenue decreased approximately $7.6 million, or 18.2%, in our home robots division and increased approximately $1.7 million, or 6.8%, in our government and industrial division.

     The $7.6 million decrease in revenue from our home robots division for the three months ended June 27, 2009 was driven by a 18.7% decrease in units shipped, as compared to the three months ended June 28, 2008. Total home robots shipped in the three months ended June 27, 2009 were approximately 192,000 units compared to approximately 237,000 units in the three months ended June 28, 2008. The decrease in home robot division revenue and units shipped was attributable to decreased domestic demand for our home robot products in our domestic retail and direct channels. The decrease in domestic retail and direct revenue was partially offset by increased international revenue as a result of higher net average selling prices. In the three months ended June 27, 2009, home robot revenue from domestic retailers decreased $7.2 million and direct to consumers sales through our on-line store decreased $1.9 million, partially offset by an increase of $1.5 million in international home robots revenue as compared to the three months ended June 28, 2008.
     The $1.7 million increase in revenue from our government and industrial division was driven by a $2.2 million increase in recurring contract development revenue generated under research and development contracts and a $2.3 million increase in product life cycle revenue (spare parts and accessories) partially offset by a $2.8 million decrease in government and industrial robots revenue. The $2.2 million increase in recurring contract development revenue generated under research and development contracts was the result of revenue from contracts acquired through our acquisition in September 2008 of Nekton Research, LLC and new contract awards for our PackBot and research programs partially offset by a decrease in revenue in our SUGV program. This decrease in SUGV program revenue was the result of additional funding to accelerate the timeline for building SUGV units that occurred in the three months ended June 28, 2008. The $2.8 million decrease in government and industrial robots revenue was due to an 11.2% decrease in units shipped and a 6.1% decrease in net average selling prices related to product mix primarily attributable to an expansion of our government and industrial product line into lower priced units in the three month period ended June 27, 2009 as compared to the three month period ended June 28, 2008. Total government and industrial robots shipped in the three months ended June 27, 2009 were 151 units compared to 170 units in the three months ended June 28, 2008.
     Total revenue for the six months ended June 27, 2009 decreased to $118.3 million, or 5.0%, compared to $124.5 million for the six months ended June 28, 2008. Revenue decreased approximately $4.9 million, or 6.9%, in our home robots division and decreased approximately $1.3 million, or 2.5%, in our government and industrial division.
     The $4.9 million decrease in revenue from our home robots division for the six months ended June 27, 2009 was driven by a 7.6% decrease in units shipped, as compared to the six months ended June 28, 2008. Total home robots shipped in the six months ended June 27, 2009 were approximately 375,000 units compared to approximately 406,000 units in the six months ended June 28, 2008. The decrease in home robot division revenue and units shipped was attributable to decreased domestic demand of our home robot products in our domestic retail and direct channels. The decrease in domestic and direct revenue was partially offset by increased international demand for our home robot products resulting from our increased efforts to expand our global presence. In the six months ended June 27, 2009, home robot revenue from domestic retailers decreased $9.6 million and direct to consumers sales through our on-line store decreased $4.0 million, as compared to the six months ended June 28, 2008. This was offset by an increase of 19.6% of home robots units shipped internationally as compared to the six months ended June 28, 2008. International home robots revenue increased $8.7 million in the six months ended June 27, 2009 as compared to the six months ended June 28, 2008.
     The $1.3 million decrease in revenue from our government and industrial division was driven by a $7.6 million decrease in government and industrial robots revenue partially offset by a $3.6 million increase in product life cycle revenue (spare parts and accessories) and a $2.8 million increase in recurring contract development revenue generated under research and development contracts. The $7.6 million decrease in government and industrial robots revenue was due a 7.7% decrease in units shipped and a 15.9% decrease in net average selling prices related to product mix primarily attributable to an expansion of our government and industrial product line into lower priced units in the six month period ended June 27, 2009 as compared to the six month period ended June 28, 2008. Total government and industrial robots shipped in the six months ended June 27, 2009 were 301 units compared to 326 units in the six months ended June 28, 2008. The $2.8 million increase in recurring contract development revenue generated under research and development contracts was the result of revenue from contracts acquired through our acquisition in September 2008 of Nekton Research, LLC and new contract awards for our PackBot and research programs partially offset by a decrease of revenue in our SUGV program.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total cost of revenue	$44,931	$50,734	$(5,803)	(11.4)%	$85,661	$92,676	$(7,015)	(7.6)%
As a percentage of total revenue	73.2%	75.5%			72.4%	74.4%
     Total cost of revenue decreased to $44.9 million in the three months ended June 27, 2009, compared to $50.7 million in the three months ended June 28, 2008. This decrease was attributable to the decrease in home robot product units shipped partially offset by an increase in cost of contracts resulting from the contracts acquired through our September 2008 acquisition of Nekton Research, LLC and new contract awards for our PackBot and research programs in the three month period ended June 27, 2009.
     Total cost of revenue decreased to $85.7 million in the six months ended June 27, 2009, compared to $92.7 million in the six months ended June 28, 2008. This decrease was due to the decrease in home robot product units shipped and lower costs associated with product mix in our government and industrial division primarily attributable to a shift of our military product line into lower priced FasTac units as compared to MTRS units in the comparable period in 2008, partially offset by an increase in cost of contracts resulting from contracts acquired through our September 2008 acquisition of Nekton Research, LLC and new contract awards for our PackBot and research programs in the six month period ended June 27, 2009.
     We incur research and development expenses under funded development arrangements with both governments and industrial third parties, which, in accordance with generally accepted accounting principles in the United States of America, are classified as cost of revenue rather than research and development expense. For the three and six months ended June 27, 2009, these expenses amounted to $7.8 million and $15.1 million compared to $6.4 million and $12.1 million for the three and six months ended June 28, 2008, respectively. The increase in these expenses was primarily due to increased labor and subcontract expenses.
Gross Margin

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total gross margin	$16,409	$16,468	$(59)	(0.4)%	$32,615	$31,828	$787	2.5%
As a percentage of total revenue	26.8%	24.5%			27.6%	25.6%
     Gross margin decreased $0.1 million, or 0.4%, to $16.4 million (26.8% of revenue) in the three months ended June 27, 2009, from $16.5 million (24.5% of revenue) in the three months ended June 28, 2008. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 3.8 percentage points and the government and industrial division gross margin increasing 0.7 percentage points. The 3.8 percentage point increase in the home robots division is attributable to price increases on certain international products and the introduction of higher-priced products into the international market. In addition, domestic margins increased due to an increase in volume and margins on refurbished products and a reduction in scrap costs in the three months ending June 27, 2009 as compared to the three months ending June 28, 2008. The 0.7 percentage point increase in the government and industrial division is attributable to product cost reductions and mix of product life cycle revenue.
     Gross margin increased $0.8 million, or 2.5%, to $32.6 million (27.6% of revenue) in the six months ended June 27, 2009, from $31.8 million (25.6% of revenue) in the six months ended June 28, 2008. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 4.1 percentage points slightly offset by a decrease in the government and industrial division gross margin of 0.6 percentage points. The 4.1 percentage point increase in the home robots division is attributable price increases and the introduction of higher-priced products into the international market. In addition domestic margins increased due to an increase in volume and margins on refurbished products in the six months ending June 27, 2009 as compared to the six months ending June 28, 2009. Also during the six month period ending June 28, 2008 we recorded costs but did not record revenue for shipments to Linens ‘N’ Things as a result of its bankruptcy filing.
Research and Development

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total research and development	$3,896	$4,718	$(822)	(17.4)%	$7,474	$8,691	$(1,217)	(14.0)%
As a percentage of total revenue	6.4%	7.0%			6.3%	7.0%
     Research and development expenses decreased by $0.8 million, or 17.4%, to $3.9 million (6.4% of revenue) in the three months ended June 27, 2009, from $4.7 million (7.0% of revenue) for the three months ended June 28, 2008. The decrease in research and development expenses is primarily due to a decrease in compensation and employee-related costs and occupancy expenses.
     Research and development expenses decreased by $1.2 million, or 14.0%, to $7.5 million (6.3% of revenue) in the six months ended June 27, 2009, from $8.7 million (7.0% of revenue) for the six months ended June 28, 2008. The decrease in research and development expenses is primarily due to a decrease in compensation and employee-related costs and occupancy expenses.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and six months ended June 27, 2009, these expenses amounted to $7.8 million and $15.1 million compared to $6.4 million and $12.1 million for the three and six months ended June 28, 2008, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $11.7 million and $22.6 million for the three and six months ended June 27, 2009, respectively, compared to $11.1 and $20.8 for the three and six months ended June 28, 2008, respectively.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total selling and marketing	$8,940	$13,471	$(4,531)	(33.6)%	$17,906	$24,929	$(7,023)	(28.2)%
As a percentage of total revenue	14.6%	20.1%			15.1%	20.0%
     Selling and marketing expenses decreased by $4.5 million, or 33.6%, to $8.9 million (14.6% of revenue) in the three months ended June 27, 2009 from $13.5 million (20.1% of revenue) in the three months ended June 28, 2008. This was driven by a decrease in our home robots division of $4.2 million primarily attributable to a reduction of $3.4 million in television and other marketing expenses for the three month period ended June 27, 2009 as compared to the three-month period ended June 28, 2008 as a result of our strategy to aggressively manage our expenses. The decrease of selling and marketing expenses in our home robots division was also attributable to decreases of $0.4 million in sales commission expenses as a result of lower sales to domestic retailers and $0.4 million in direct fulfillment expenses related to lower direct sales in the three months ended June 27, 2009 as compared to the three months ended June 28, 2008. Selling and marketing expenses in our government and industrial division decreased by $0.3 million primarily as a result of our strategy to aggressively manage our expenses in the three months ended June 27, 2009 as compared to the three months ended June 28, 2008.
     Selling and marketing expenses decreased by $7.0 million, or 28.2%, to $17.9 million (15.1% of revenue) in the six months ended June 27, 2009 from $24.9 million (20.0% of revenue) in the six months ended June 28, 2008. This was driven by a decrease in our home robots division of $7.3 million primarily attributable to a reduction of $5.8 million in television and other marketing expenses for the six month period ended June 27, 2009 as compared to the six months ended June 28, 2008 as a result of our strategy to aggressively manage our expenses. The decrease of selling and marketing expenses in our home robots division was also attributable to decreases of $0.8 million in sales commission expenses as a result of lower sales to domestic retailers and $0.6 million in direct fulfillment expenses related to lower direct sales in the six months ended June 27, 2009 as compared to the six months ended June 28, 2008. Selling and marketing expenses in our government and industrial division increased by $0.2 million primarily due to increases in costs associated with bid and proposal activity in the six months ended June 27, 2009 as compared to the six months ended June 28, 2008.
General and Administrative

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total general and administrative	$7,365	$7,340	$25	0.3%	$14,495	$14,118	$377	2.7%
As a percentage of total revenue	12.0%	10.9%			12.3%	11.3%
     General and administrative expenses were $7.4 million (12% of revenue) in the three months ended June 27, 2009 and $7.3 million (10.9% of revenue) in the three months ended June 28, 2008.
     General and administrative expenses increased by $0.4 million, or 2.7% to $14.5 million (12.3% of revenue) in the six months ended June 27, 2009 from $14.1 million (11.3% of revenue) in the six months ended June 28, 2008. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation for the six months ended June 27, 2009 over the comparable period in 2008.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total other income (expense), net	$91	$242	$(151)	(62.4)%	$(208)	$737	$(945)	(128.2)%
As a percentage of total revenue	0.1%	0.4%			(0.2)%	0.6%
     Other income (expense), net amounted to $0.1 million for the three months ended June 27, 2009 compared to $0.2 million for the three months ended June 28, 2008. Other income (expense), net for the three month period ended June 27, 2009 was directly related to foreign currency exchange gains resulting from foreign currency exchange rate fluctuations. Other income (expense), net for the three month period ended June 28, 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments have significantly reduced interest rates earned as compared to the three month period ended June 28, 2008.
     Other income (expense), net amounted to $(0.2) million for the six months ended June 27, 2009 compared to $0.7 million for the six months ended June 28, 2008. Other income (expense), net for the six month period ended June 27, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations. Other income (expense), net for the six month period ended June 28, 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments have significantly reduced interest rates earned as compared to the six month period ended June 28, 2008.
Income Tax Benefit

	Three Months Ended				Six Months Ended
	June 27,	June 28,	Dollar	Percent	June 27,	June 28,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total income tax benefit	$(1,092)	$(4,306)	$3,214	(74.6)%	$(3,072)	$(6,655)	$3,583	(53.8)%
As a percentage of total revenue	(1.8)%	(6.4)%			(2.6)%	(5.4)%
     In the three months ended June 27, 2009, we recorded a $1.1 million tax benefit based on a projected effective 2009 income tax rate of 36.1% , which is down from the 52% projected effective 2009 income tax rate at the end of our first fiscal quarter ended March 28, 2009 due to a change in the deductibility of 2009 incentive plan expenses. In addition, we recorded a one-time benefit from the conversion of incentive stock options to non-qualified stock options as a result of our stock option exchange program which concluded in our second fiscal quarter of 2009. This $1.1 million benefit compares to a $4.3 million tax benefit for the three months ended June 28, 2008 which was based on a projected effective 2008 income tax rate of 43.9%
     In the six months ended June 27, 2009, we recorded a $3.1 million tax benefit based on a projected effective 2009 income tax rate of 36.1% compared to a $6.7 million tax benefit for the six months ended June 28, 2008 based on a projected effective 2008 income tax rate of 43.9%. This decrease in rate was primarily due to the benefit of research and development tax credits anticipated in 2009 partially offset by the impact of permanent book-tax differences. In addition we recorded a one-time benefit from the conversion of incentive stock options to non-qualified stock options as a result of our stock option exchange program which concluded in our second fiscal quarter of 2009 and which increased our effective tax rate for the six month period ending June 27, 2009 to 41.1%.
Liquidity and Capital Resources
     At June 27, 2009 our principal sources of liquidity were cash and cash equivalents totaling $51.0 million and accounts receivable of $31.3 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the six months ended June 27, 2009 and June 28, 2008, we spent $2.4 million and $12.3 million, respectively, on capital equipment.
     Our strategy for delivering products to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they invoice us when the finished goods are shipped.
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

     Discussion of Cash Flows
     Net cash provided by our operating activities in the six months ended June 27, 2009 was $11.9 million compared to net cash provided by operating activities of $0.2 million in the six months ended June 28, 2008. The cash provided by our operating activities in the six months ended June 27, 2009 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $3.2 million, a decrease in inventory of $5.9 million, an increase in accounts payable and accrued expenses (including accrued compensation) of $2.2 million, and an increase in deferred revenue of $0.3 million, partially offset by a net loss of $4.4 million, an increase in other assets of $2.2 million, and a decrease in long-term liabilities of $0.2 million. In addition, in the six months ended June 27, 2009, we had depreciation and amortization expenses of approximately $3.9 million, a loss on the disposal of fixed assets of $0.1 million, an increase in deferred tax assets of $0.5 million, and stock-based compensation of $3.5 million, all of which are non-cash expenses. The cash provided by our operating activities in the six months ended June 28, 2008 was primarily due to a decrease in accounts receivable (including unbilled revenue) of $23.5 million, a decrease in inventory of $1.9 million, an increase in accrued expenses (including accrued compensation) of $2.2 million, and an increase in long-term liabilities of $4.7 million, partially offset by a net loss of $8.5 million, an increase in other assets of $8.1 million, a decrease in accounts payable of $20.7 million, and a decrease in deferred revenue of $0.6 million. In addition, in the six months ended June 28, 2008, we had depreciation and amortization of approximately $3.3 million and stock-based compensation of $2.5 million, both of which are non-cash expenses.
     Net cash used by our investing activities was $2.4 million in the six months ended June 27, 2009 compared to net cash used by our investing activities of $13.2 million in the six months ended June 28, 2008. Investing activities in the six months ended June 27, 2009 represent the purchase of capital equipment and leasehold improvements. Investing activities in the six months ended June 28, 2008 represent the sale of investments of $29.1 million, offset by the purchase of investments of $30.0 million and the purchase of capital equipment and leasehold improvements of $12.3 million.
     Net cash provided by our financing activities was approximately $0.7 million in the six months ended June 27, 2009 compared to net cash provided by our financing activities of $1.1 million in the six months ended June 28, 2008. Included in the financing activities for the six months ended June 27, 2009 was $0.4 million in proceeds from the exercise of stock options and a tax benefit of $0.3 million associated with excess stock-based compensation deductions. Included in the financing activities for the six months ended June 28, 2008 was $0.7 million in proceeds from the exercise of stock options and a tax benefit of $0.4 million associated with excess stock-based compensation deductions.
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
     As of June 27, 2009, we had letters of credit outstanding of $2.1 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     As of June 27, 2009, we were in compliance with all covenants under the credit facility.

     Equipment Financing Facility
     We have a $5.0 million secured equipment facility with Banc of America Leasing & Capital, LLC under which we can finance the acquisition of equipment, furniture and leasehold improvements. We may borrow amounts or enter into lease agreements under the equipment facility until May 1, 2010, with terms from 36 to 60 months depending upon the nature of the collateral. Our obligations under the equipment facility will be secured by any financed equipment.
     As of June 27, 2009, we have entered into a $0.2 million operating lease which has reduced the funds available under this equipment facility to $4.8 million.
     The equipment facility contains customary terms and conditions for equipment facilities of this type, including, without limitation, restrictions on our ability to transfer, encumber or dispose of the financed equipment. In addition, we are required to meet certain financial covenants customary to this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified annual net income.
     The equipment facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, or if we repay all of our indebtedness under our credit facility with Bank of America, N.A., our obligations under this equipment facility may be accelerated.
     As of June 27, 2009 we were in compliance with all covenants under the equipment facility.
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

Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. We do not have any commitments to settle contractual obligations related to our working capital line of credit as of June 27, 2009. The following table describes our commitments to settle contractual obligations in cash as of June 27, 2009:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,555	$4,664	$4,216	$11,655	$23,090
Minimum contractual payments	2,508	10,500	1,500	—	14,508

Total	$5,063	$15,164	$5,716	$11,655	$37,598

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2009 we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees. In addition, we expect to incur incremental fees due to a shortfall between our actual average order value and contractual average order value minimums during 2009. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month period ending June 27, 2009.
Off-Balance Sheet Arrangements
     As of June 27, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At June 27, 2009, we had unrestricted cash and cash equivalents of $51.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 27, 2009, all of our cash equivalents were held in money market accounts.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At June 27, 2009, we had letters of credit outstanding of $2.1 million under our working capital line of credit and approximately $0.2 million advanced for an operating lease under the equipment facility.
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
The following table sets forth the repurchases of our equity securities during the three months ended June 27, 2009 by or on behalf of us or any affiliated purchaser:

			(c) Total	(d) Maximum
			Number of	Number (or
		(b)	Shares (or Units)	Approximate Dollar
	(a) Total	Average	Purchased as	Value) of Shares (or
	number	Price	Part of Publicly	Units) that May Yet
	of Shares	Paid per	Announced	Be Purchased Under
	(or Units)	Share (or	Plans or	the Plans or
Period	Purchased	Unit)	Programs	Programs

Fiscal month beginning March 29, 2009 and ended April 25, 2009	—	—	—	—

Fiscal month beginning April 26, 2009 and ended May 23, 2009	735 (1)	$12.02 (2)	—	—

Fiscal month beginning May 24, 2009 and ended June 27, 2009	4,762 (1)	$13.46 (2)	—	—

Total	5,497 (1)	$13.27 (3)	—	—

(1)	Represents shares of our common stock withheld by the Company to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock and/or restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended June 27, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on Thursday, May 28, 2009, in Bedford, Massachusetts, at which the following matters were submitted to a vote of the stockholders:
(a)	Votes regarding the election of the persons named below as class III members to the board of directors, each for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Colin M. Angle	22,803,369	405,314
Ronald Chwang, Ph.D.	17,543,122	5,665,561
Paul J. Kern	17,941,961	5,266,722
(b)	Votes regarding ratification of the appointment of the accounting firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions

23,105,056	69,104	34,523
(c)	Votes approving an amendment to the 2005 Stock Option and Incentive Plan and a stock option exchange program for eligible Company employees, excluding, among others, the Company’s executive officers, which would enable them to exchange certain out-of-the-money stock options issued under the Company’s equity plans, for new stock options exercisable for fewer shares of common stock with lower exercise prices and extended vesting terms.

For	Against	Abstentions	Non-Votes

10,037,395	7,719,253	61,081	5,390,954
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, and Helen Greiner, Director) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description

10.1†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2009 and incorporated by reference herein)

10.2†	2005 Stock Option and Incentive Plan, as amended and restated through May 28, 2009, and forms of option agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: July 31, 2009	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2009 and incorporated by reference herein)

10.2†	2005 Stock Option and Incentive Plan, as amended and restated through May 28, 2009, and forms of option agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement