Form 10-Q
period 2009-09-26
IROBOT CORP
filed 2009-10-30
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 23, 2009 was 25,032,439.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2009
INDEX
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION

Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$62,747	$40,852
Accounts receivable, net of allowance of $90 at September 26, 2009 and $65 December 27, 2008	43,934	35,930
Unbilled revenue	2,537	2,014
Inventory	24,653	34,560
Deferred tax assets	7,295	7,299
Other current assets	4,430	3,340

Total current assets	145,596	123,995
Property and equipment, net	20,401	22,929
Deferred tax assets	4,508	4,508
Other assets	11,877	12,246

Total assets	$182,382	$163,678

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,787	$19,544
Accrued expenses	11,672	10,989
Accrued compensation	10,846	6,393
Deferred revenue and customer advances	4,244	2,632

Total current liabilities	54,549	39,558
Long term liabilities	4,122	4,444
Commitments and contingencies (Note 6):
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding at September 26, 2009 and December 27, 2008	—	—
Common stock, $0.01 par value, 100,000 and 100,000 shares authorized and 25,029 and 24,811 issued and outstanding at September 26, 2009 and December 27, 2008, respectively	250	248
Additional paid-in capital	136,294	130,637
Deferred compensation	(136)	(314)
Accumulated deficit	(12,697)	(10,895)

Total stockholders’ equity	123,711	119,676

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$182,382	$163,678

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenue:
Product revenue	$69,080	$87,224	$171,380	$198,475
Contract revenue	9,539	5,191	25,515	18,444

Total revenue	78,619	92,415	196,895	216,919

Cost of revenue:
Cost of product revenue (1)	46,415	58,371	116,952	138,948
Cost of contract revenue (1)	8,009	5,114	23,133	17,213

Total cost of revenue	54,424	63,485	140,085	156,161

Gross margin	24,195	28,930	56,810	60,758

Operating expenses:
Research and development (1)	3,159	4,940	10,633	13,631
Selling and marketing (1)	9,514	10,522	27,420	35,451
General and administrative (1)	7,420	7,578	21,915	21,696

Total operating expenses	20,093	23,040	59,968	70,778

Operating income (loss)	4,102	5,890	(3,158)	(10,020)
Other income (expense), net	112	180	(96)	917

Income (loss) before income taxes	4,214	6,070	(3,254)	(9,103)
Income tax expense (benefit)	1,620	2,218	(1,452)	(4,437)

Net income (loss)	$2,594	$3,852	$(1,802)	$(4,666)

Net income (loss) per share
Basic	$0.10	$0.16	$(0.07)	$(0.19)
Diluted	$0.10	$0.15	$(0.07)	$(0.19)
Number of shares used in calculations per share
Basic	25,025	24,712	24,974	24,614
Diluted	25,670	25,536	24,974	24,614

(1)	Total stock-based compensation recorded in the three and nine months ended September 26, 2009 and September 27, 2008 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Cost of product revenue	$267	$184	$758	$554
Cost of contract revenue	139	127	464	300
Research and development	89	131	187	226
Selling and marketing	351	305	1,006	733
General and administrative	1,016	1,090	2,944	2,495

Total stock-based compensation	$1,862	$1,837	$5,359	$4,308

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,802)	$(4,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,153	5,135
Loss on disposal of property and equipment	176	80
Stock-based compensation	5,359	4,308
In-process research and development relating to acquisition of Nekton Research, LLC	—	200
Benefit from deferred tax assets	(347)	—
Non-cash director deferred compensation	99	71
Changes in operating assets and liabilities — (use) source
Accounts receivable	(8,004)	1,830
Unbilled revenue	(523)	(28)
Inventory	9,907	2,626
Other assets	(1,111)	(6,930)
Accounts payable	8,243	(13,540)
Accrued expenses	673	1,405
Accrued compensation	4,453	3,503
Deferred revenue	1,612	1,127
Long term liabilities	(322)	4,552

Net cash provided by (used in) operating activities	24,566	(327)

Cash flows from investing activities:
Purchase of property and equipment	(3,401)	(13,589)
Purchase of Nekton Research, LLC, net of cash received	—	(9,745)
Purchases of investments	—	(29,997)
Sales of investments	—	30,350

Net cash used in investing activities	(3,401)	(22,981)

Cash flows from financing activities:
Proceeds from stock option exercises	495	908
Income tax withholding payment associated with restricted stock award vesting	(76)	—
Borrowings under revolving line of credit	—	5,500
Tax benefit of excess stock-based compensation deductions	311	680

Net cash provided by financing activities	730	7,088

Net increase (decrease) in cash and cash equivalents	21,895	(16,220)
Cash and cash equivalents, at beginning of period	40,852	26,735

Cash and cash equivalents, at end of period	$62,747	$10,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$43
Cash paid for income taxes	608	41
Supplemental disclosure of noncash investing and financing activities:
     During the nine months ended September 26, 2009 and September 27, 2008, the Company transferred $1,425 and $649, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of September 26, 2009 and for the three and nine months ended September 26, 2009 and September 27, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed with the SEC on February 13, 2009.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of September 26, 2009 and results of operations and cash flows for the periods ended September 26, 2009 and September 27, 2008 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
     Under cost-plus-fixed-fee type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
     Accounting for Share-Based Payments
     The Company accounts for share-based payments to employees, including grants of employee stock options and awards in the form of restricted shares and restricted stock units by establishing the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of share-based payments is recorded by the Company as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the underlying grants and awards. The Company’s share-based payment awards are accounted for as equity instruments.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Net Income (Loss) Per Share
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income (loss)	$2,594	$3,852	$(1,802)	$(4,666)

Weighted average shares outstanding	25,025	24,712	24,974	24,614
Dilutive effect of employee stock options and restricted shares	645	824	—	—

Diluted weighted average shares outstanding	25,670	25,536	24,974	24,614

Basic income (loss) per share	$0.10	$0.16	$(0.07)	$(0.19)
Diluted income (loss) per share	$0.10	$0.15	$(0.07)	$(0.19)
     Potentially dilutive securities representing approximately 2.3 million shares of common stock for each of the three months ended September 26, 2009 and September 27, 2008, and approximately 3.1 million and 3.0 million shares of common stock for the nine months ended September 26, 2009 and September 27, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anitdilutive.
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
     In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At September 26, 2009, the Company has total deferred tax assets of $15.2 million and a valuation allowance of $3.4 million resulting in a net deferred tax asset of $11.8 million.
     The Company recorded $1.6 million and $2.2 million of income tax expense for the three months ended September 26, 2009 and September 27, 2008, respectively, and $1.5 million and $4.4 million of income tax benefit for the nine months ended September 26, 2009 and September 27, 2008, respectively. The projected annual effective tax rates for income taxes were 34.7% and 48.2% at September 26, 2009 and September 27, 2008, respectively. The projected annual effective tax rate at September 26, 2009 was lower than the comparable period in 2008 primarily due to the benefit of research and development tax credits anticipated in 2009 partially offset by the impact of permanent book-tax differences. In addition the Company recorded a discrete benefit from the conversion of incentive stock options to non-qualified stock options as a result of its stock option exchange program which concluded in the second fiscal quarter of 2009 and which increased its tax benefit on the loss for the nine month period ending September 26, 2009 resulting in an effective tax rate of 44.6%.
     Fair Value Measurements
     The Company has adopted the authoritative guidance for fair value measurement as of December 30, 2007, for financial instruments. Although the adoption of this guidance did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
     The Company has adopted the authoritative guidance for fair value measurement as of December 28, 2008 for nonfinancial assets and nonfinancial liabilities. This adoption did not impact the Company’s consolidated financial statements.
     The authoritative guidance for fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements at September 26, 2009, were as follows:

	Fair Value Measurements as of September 26, 2009
	(In thousands)
Description	Level 1	Level 2	Level 3

Assets:
Money Market Accounts	$51,048	$—	$—

Total assets measured at fair value	$51,048	—	—

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
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure requirements for business combinations and noncontrolling interests in consolidated financial statements. The amendment to the accounting and disclosure requirements for business combinations will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The amendment to the accounting and disclosure requirements for noncontrolling interests in consolidated financial statements will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These amendments are effective for fiscal years beginning on or after December 15, 2008. The Company adopted these amendments at the beginning of fiscal 2009 and will change its accounting treatment for business combinations, if any, on a prospective basis.
     On April 1, 2009, FASB issued an amendment to the accounting and disclosure requirements for assets acquired and liabilities assumed in a business combination that arise from contingencies. This amendment addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted this amendment on April 1, 2009 and will change its accounting treatment for business combinations, if any, on a prospective basis.
     In May 2009, FASB issued an amendment to the accounting and disclosure requirements for subsequent events. This amendment establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This amendment is effective for interim or annual financial periods ending after June 15, 2009. The implementation of this amendment did not impact the Company’s consolidated financial statements.
     In June 2009, FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a Qualifying Special Purpose Entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. This amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect this amendment to have an impact on its financial position or results of operations.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     In June 2009, FASB issued FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position or results of operations. The Company adopted this accounting standard during the three month period ending September 26, 2009.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	September 26,	December 27,
	2009	2008
	(In thousands)
Raw materials	$3,435	$3,443
Work in process	1,029	746
Finished goods	20,189	30,371

	$24,653	$34,560

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of September 26, 2009, there were 1,989,203 shares available for future grant under the 2005 Plan.
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
     On September 25, 2009, in connection with his employment, the Company granted the recently-named president of its newly-created healthcare business unit a stock option exercisable for 100,000 shares of the Company’s common stock at the closing price of $12.82 and 25,000 restricted stock units. The stock option will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.
     The Company has determined that grants, exercises and other stock-based compensation activity, other than the items mentioned above, during the three months ended September 26, 2009 were not material.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
5. Accrued Expenses
     Accrued expenses consist of the following:

	September 26,	December 27,
	2009	2008
	(In thousands)
Accrued warranty	$6,352	$5,380
Accrued direct fulfillment costs	1,502	1,236
Accrued rent	517	470
Accrued sales commissions	430	801
Accrued accounting fees	512	376
Accrued income taxes	65	248
Accrued other	2,294	2,478

	$11,672	$10,989

6. Commitments and Contingencies
     Lease Obligations
     The Company leases its facilities. Rental expense under operating leases for the three months ended September 26, 2009 and September 27, 2008 amounted to $0.9 million and $0.8 million, respectively, and for the nine months ended September 26, 2009 and September 27, 2008 amounted to $3.0 million and $2.9 million, respectively. Future minimum rental payments under operating leases were as follows as of September 26, 2009:

Operating
Leases
(In thousands)
Remainder of 2009	$658
2010	2,430
2011	2,305
2012	2,253
2013	2,087
Thereafter	13,220

Total minimum lease payments	$22,953

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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 26, 2009 and September 27, 2008, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Balance at beginning of period	$5,303	$3,257	$5,380	$2,491
Provision	1,910	2,190	4,439	5,435
Warranty usage(1)	(861)	(1,015)	(3,467)	(3,494)

Balance at end of period	$6,352	$4,432	$6,352	$4,432

(1)	Warranty usage includes the expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
     Home Robots
     The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to certain countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and loss before income taxes:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(In thousands)
Revenue:
Home Robots	$44,331	$53,626	$111,253	$125,479
Government & Industrial	34,288	38,789	85,642	91,440

Total revenue	78,619	92,415	196,895	216,919

Cost of revenue:
Home Robots	30,881	38,759	77,542	91,784
Government & Industrial	23,543	24,726	62,543	64,377

Total cost of revenue	54,424	63,485	140,085	156,161

Gross margin:
Home Robots	13,450	14,867	33,711	33,695
Government & Industrial	10,745	14,063	23,099	27,063

Total gross margin	24,195	28,930	56,810	60,758

Research and development	3,159	4,940	10,633	13,631
Selling and marketing	9,514	10,522	27,420	35,451
General and administrative	7,420	7,578	21,915	21,696
Other income (expense), net	112	180	(96)	917
Income (loss) before income taxes	$4,214	$6,070	$(3,254)	$(9,103)

Geographic Information
     For the three months ended September 26, 2009 and September 27, 2008, sales to non-U.S. customers accounted for 33.6% and 20.1% of total revenue, respectively, and for the nine months ended September 26, 2009 and September 27, 2008, sales to non-U.S. customers accounted for 34.6% and 22.3% of total revenue, respectively.
     Significant Customers
     For the three months ended September 26, 2009 and September 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.3% and 36.8% of total revenue, respectively, and for the nine months ended September 26, 2009 and September 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.7% and 38.2% of total revenue, respectively.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) includes unrealized losses on certain investments. The differences between net income (loss) and comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(In thousands)
Net income (loss), as reported	$2,594	$3,852	$(1,802)	$(4,666)
Unrealized losses on investments, net of tax (1)	—	(1,000)	—	(3,658)
Less: reclassification adjustment for losses realized in net income (loss) (1)	—	3,658	—	3,658

Total comprehensive income (loss)	$2,594	$6,510	$(1,802)	$(4,666)

(1)	This realized loss was entirely offset by a realized gain of approximately $3.7 million related to a put option provided by the broker of our auction rate securities.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
9. Goodwill and other intangible assets
     The carrying amount of the goodwill at September 26, 2009 of $5.4 million is from the acquisition of Nekton Research, LLC completed in September 2008. Pursuant to the terms of the Nekton Research, LLC acquisition agreement, additional consideration of up to $5 million may be paid based on the achievement of certain business and financial milestones which are determined at various intervals through March 17, 2011 and which could increase the carrying amount of goodwill.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at September 26, 2009 and December 27, 2008 consisted of the following:

	September 26, 2009			December 27, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(In thousands)
Completed technology	$3,700	$403	$3,297	$3,700	$124	$3,576
Research contracts	100	52	48	100	16	84
Tradename	700	78	622	700	24	676

Total	$4,500	$533	$3,967	$4,500	$164	$4,336

     Amortization expense related to acquired intangible assets was $123,000 and $369,000 for the three and nine months ended September 26, 2009, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2009	$123
2010	480
2011	444
2012	444
2013	444

Total	$1,935

10. Subsequent Events
     The Company has evaluated subsequent events through October 30, 2009, which represents the filing date of this Form 10-Q with the SEC. As of October 30, 2009, there were no subsequent events which required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 27, 2008, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2008, as well as elsewhere in this Quarterly Report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot designs and builds robots that make a difference. Founded in 1990 by roboticists who performed research at the Massachusetts Institute of Technology, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home, and our PackBot tactical military robots perform battlefield reconnaissance and bomb disposal. We developed the Small Unmanned Ground Vehicle, or SUGV, reconnaissance robot for the U.S. Army’s Future Combat Systems program. In addition, our Seaglider Unmanned Underwater Vehicle is used on long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and our on-line store, and to the U.S. military and other government agencies worldwide.
     As of September 26, 2009, we had 514 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenue
Product revenue	87.9%	94.4%	87.0	91.5%
Contract revenue	12.1	5.6	13.0	8.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	59.0	63.2	59.4	64.1
Cost of contract revenue	10.2	5.5	11.7	7.9

Total cost of revenue	69.2	68.7	71.1	72.0

Gross margin	30.8	31.3	28.9	28.0

Operating expenses
Research and development	4.0	5.3	5.5	6.3
Selling and marketing	12.1	11.4	13.9	16.3
General and administrative	9.5	8.2	11.1	10.0

Total operating expenses	25.6	24.9	30.5	32.6

Operating income (loss)	5.2	6.4	(1.6)	(4.6)
Other income (expense), net	0.2	0.2	(0.1)	0.4

Income (loss) before income taxes	5.4	6.6	(1.7)	(4.2)
Income tax expense (benefit)	2.1	2.4	(0.8)	(2.0)

Net income (loss)	3.3%	4.2%	(0.9)%	(2.2)%

Comparison of Three and Nine Months Ended September 26, 2009 and September 27, 2008
Revenue

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total revenue	$78,619	$92,415	$(13,796)	(14.9)%	$196,895	$216,919	$(20,024)	(9.2)%
     Total revenue for the three months ended September 26, 2009 decreased to $78.6 million, or 14.9%, compared to $92.4 million for the three months ended September 27, 2008. Revenue decreased approximately $9.3 million, or 17.3%, in our home robots division and decreased approximately $4.5 million, or 11.6%, in our government and industrial division.

     The $9.3 million decrease in revenue from our home robots division for the three months ended September 26, 2009 was driven by an 18.6% decrease in units shipped, as compared to the three months ended September 27, 2008. Total home robots shipped in the three months ended September 26, 2009 were approximately 289,000 units compared to approximately 355,000 units in the three months ended September 27, 2008. The decrease in home robot division revenue and units shipped was primarily attributable to decreased domestic demand for our home robot products in our retail channel resulting from lower levels of consumer spending. The decrease in domestic retail was partially offset by increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the three months ended September 26, 2009, home robot revenue from domestic retailers decreased $15.8 million and direct to consumers sales through our on-line store decreased $1.3 million, partially offset by an increase of $7.8 million in international home robots revenue as compared to the three months ended September 27, 2008.
     The $4.5 million decrease in revenue from our government and industrial division was driven by an $8.2 million decrease in government and industrial robot revenue and a $0.6 million decrease in product life cycle revenue (spare parts and accessories), offset by a $4.3 million increase in recurring contract development revenue generated under research and development contracts. The $8.2 million decrease in government and industrial robots revenue was due to a 50.2% decrease in units shipped, partially offset by a 40.8% increase in net average selling prices in the three month period ended September 26, 2009 as compared to the three month period ended September 27, 2008. This increase in average selling price was due to product mix primarily attributable to a significant number of lower priced FasTac units shipped in the three month period ending September 27, 2008 as compared to the Man Transportable Robot System and PackBot 510 units shipped in the three months ended September 26, 2009. The $4.3 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program and new contract awards for our PackBot and research programs. Total government and industrial robots shipped in the three months ended September 26, 2009 were 159 units compared to 319 units in the three months ended September 27, 2008.
     Total revenue for the nine months ended September 26, 2009 decreased to $196.9 million, or 9.2%, compared to $216.9 million for the nine months ended September 27, 2008. Revenue decreased approximately $14.2 million, or 11.3%, in our home robots division and decreased approximately $5.8 million, or 6.3%, in our government and industrial division.
     The $14.2 million decrease in revenue from our home robots division for the nine months ended September 26, 2009 was driven by a 12.7% decrease in units shipped, as compared to the nine months ended September 27, 2008. Total home robots shipped in the nine months ended September 26, 2009 were approximately 664,000 units compared to approximately 761,000 units in the nine months ended September 27, 2008. The decrease in home robot division revenue and units shipped was attributable to decreased domestic demand of our home robot products in both retail and direct channels. The decrease in domestic and direct revenue was partially offset by increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the nine months ended September 26, 2009, home robot revenue from domestic retailers decreased $25.4 million and direct to consumers sales through our on-line store decreased $5.3 million, as compared to the nine months ended September 27, 2008. This was offset by an increase of 36.3% of home robots units shipped internationally as compared to the nine months ended September 27, 2008. International home robots revenue increased $16.5 million in the nine months ended September 26, 2009 as compared to the nine months ended September 27, 2008.
     The $5.8 million decrease in revenue from our government and industrial division was driven by a $15.8 million decrease in government and industrial robots revenue partially offset by a $2.9 million increase in product life cycle revenue (spare parts and accessories) and a $7.1 million increase in recurring contract development revenue generated under research and development contracts. The $15.8 million decrease in government and industrial robots revenue was due a 28.7% decrease in units shipped partially offset by a 4.2% increase in net average selling prices related to product mix in the nine month period ended September 26, 2009 as compared to the nine month period ended September 27, 2008. Total government and industrial robots shipped in the nine months ended September 26, 2009 were 460 units compared to 645 units in the nine months ended September 27, 2008. The $7.1 million increase in recurring contract development revenue generated under research and development contracts was the result of revenue from new contract awards for our PackBot and research programs and contracts acquired through our September 2008 acquisition of Nekton Research, LLC partially offset by a decrease of revenue in our SUGV program.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total cost of revenue	$54,424	$63,485	$(9,061)	(14.3)%	$140,085	$156,161	$(16,076)	(10.3)%
As a percentage of total revenue	69.2%	68.7%			71.1%	72.0%

     Total cost of revenue decreased to $54.4 million in the three months ended September 26, 2009, compared to $63.5 million in the three months ended September 27, 2008. This decrease was attributable to the decrease in home robot and government and industrial product units shipped, partially offset by the increase in costs associated with funding of our SUGV program and the new contract awards for our PackBot and research programs in the three month period ended September 26, 2009.
     Total cost of revenue decreased to $140.1 million in the nine months ended September 26, 2009, compared to $156.2 million in the nine months ended September 27, 2008. This decrease was due to the decrease in home robot and government and industrial product units shipped and lower costs associated with product mix in our government and industrial division, partially offset by an increase in cost of contracts resulting from new contract awards for our PackBot and research programs and contracts acquired through our September 2008 acquisition of Nekton Research, LLC.
Gross Margin

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total gross margin	$24,195	$28,930	$(4,735)	(16.4)%	$56,810	$60,758	$(3,948)	(6.5)%
As a percentage of total revenue	30.8%	31.3%			28.9%	28.0%
     Gross margin decreased $4.7 million, or 16.4%, to $24.2 million (30.8% of revenue) in the three months ended September 26, 2009, from $28.9 million (31.3% of revenue) in the three months ended September 27, 2008. The decrease in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 2.6 percentage points and the government and industrial division gross margin decreasing 4.9 percentage points. The 2.6 percentage point increase in the home robots division is attributable to price increases on certain international products and the introduction of higher-priced products into the international market. The 4.9 percentage point decrease in the government and industrial division is attributable to higher overhead expense on lower revenue, partially offset by higher margins due to product mix in the three month period ended September 26, 2009 as compared to the three month period ended September 27, 2008.
     Gross margin decreased $3.9 million, or 6.5%, to $56.8 million (28.9% of revenue) in the nine months ended September 26, 2009, from $60.8 million (28.0% of revenue) in the nine months ended September 27, 2008. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 3.4 percentage points offset by a decrease in the government and industrial division gross margin of 2.6 percentage points. The 3.4 percentage point increase in the home robots division is attributable to price increases and the introduction of higher-priced products into the international market. In addition, domestic margins increased due to an increase in volume and margins on refurbished products in the nine months ending September 26, 2009 as compared to the nine months ending September 27, 2008. Also, during the nine month period ending September 27, 2008, we recorded costs but did not record revenue for shipments to Linens ‘N’ Things as a result of its bankruptcy filing. The 2.6 percentage point decrease in the government and industrial division is attributable to higher overhead expense on lower revenue, partially offset by higher margins due to product mix in the nine month period ended September 26, 2009 as compared to the nine month period ended September 27, 2008.
Research and Development

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total research and development	$3,159	$4,940	$(1,781)	(36.1)%	$10,633	$13,631	$(2,998)	(22.0)%
As a percentage of total revenue	4.0%	5.3%			5.5%	6.3%
     Research and development expenses decreased by $1.8 million, or 36.1%, to $3.2 million (4.0% of revenue) in the three months ended September 26, 2009, from $4.9 million (5.3% of revenue) for the three months ended September 27, 2008. The decrease in research and development expenses is primarily due to a decrease in compensation, contractor and material costs associated with internal research and development projects.

     Research and development expenses decreased by $3.0 million, or 22.0%, to $10.6 million (5.5% of revenue) in the nine months ended September 26, 2009, from $13.6 million (6.3% of revenue) for the nine months ended September 27, 2008. The decrease in research and development expenses is due to a decrease in compensation and employee-related costs, contractor costs, occupancy expenses and material associated with internal research and development projects.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and nine months ended September 26, 2009, these expenses amounted to $8.0 million and $23.1 million compared to $5.1 million and $17.2 million for the three and nine months ended September 27, 2008, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $11.2 million and $33.8 million for the three and nine months ended September 26, 2009, respectively, compared to $10.1 and $30.8 for the three and nine months ended September 27, 2008, respectively.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total selling and marketing	$9,514	$10,522	$(1,008)	(9.6)%	$27,420	$35,451	$(8,031)	(22.7)%
As a percentage of total revenue	12.1%	11.4%			13.9%	16.3%
     Selling and marketing expenses decreased by $1.0 million, or 9.6%, to $9.5 million (12.1% of revenue) in the three months ended September 26, 2009 from $10.5 million (11.4% of revenue) in the three months ended September 27, 2008. This was driven by a decrease in our home robots division of $0.7 million attributable to decreases in sales commission expenses as a result of lower sales to domestic retailers and direct fulfillment expenses related to lower direct sales in the three months ended September 26, 2009 as compared to the three months ended September 27, 2008. Selling and marketing expenses in our government and industrial division decreased by $0.4 million attributable to a decrease in sales commissions expense as a result of lower sales in the three months ended September 26, 2009 as compared to the three months ended September 27, 2008.
     Selling and marketing expenses decreased by $8.0 million, or 22.7%, to $27.4 million (13.9% of revenue) in the nine months ended September 26, 2009 from $35.5 million (16.3% of revenue) in the nine months ended September 27, 2008. This was driven by a decrease in our home robots division of $8.0 million primarily attributable to a reduction of $5.8 million in television and other marketing expenses for the nine month period ended September 26, 2009 as compared to the nine months ended September 27, 2008 as a result of our strategy to aggressively manage our expenses. The decrease of selling and marketing expenses in our home robots division was also attributable to decreases of $1.2 million in sales commission expenses as a result of lower sales to domestic retailers and $1.0 million in direct fulfillment expenses related to lower direct sales in the nine months ended September 26, 2009 as compared to the nine months ended September 27, 2008.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total general and administrative	$7,420	$7,578	$(158)	(2.1)%	$21,915	$21,696	$219	1.0%
As a percentage of total revenue	9.5%	8.2%			11.1%	10.0%
     General and administrative expenses decreased by $0.2 million, or 2.1%, to $7.4 million (9.5% of revenue) in the three months ended September 26, 2009 from $7.6 million (8.2% of revenue) in the three months ended September 27, 2008. This decrease is primarily attributable to expenses related to a sales tax audit and bad debt recorded in the three months ended September 27, 2008, partially offset by increased incentive compensation expense in the three months ended ending September 26, 2009.

     General and administrative expenses increased by $0.2 million, or 1.0%, to $21.9 million (11.1% of revenue) in the nine months ended September 26, 2009 from $21.7 million (10.0% of revenue) in the nine months ended September 27, 2008. This increase is primarily attributable to higher incentive compensation and stock compensation expense partially offset by lower expenses related to a sales tax audit, bad debt and consulting expenses in the three months ended September 26, 2009 as compared to the three months ended September 27, 2008.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total other income (expense), net	$112	$180	$(68)	(37.8)%	$(96)	$917	$(1,013)	(110.5)%
As a percentage of total revenue	0.2%	0.2%			(0.1)%	0.4%
     Other income (expense), net amounted to $0.1 million for the three months ended September 26, 2009 compared to $0.2 million for the three months ended September 27, 2008. Other income (expense), net for the three month period ended September 26, 2009 was directly related to foreign currency exchange gains resulting from foreign currency exchange rate fluctuations. Other income (expense), net for the three month period ended September 27, 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments earn significantly reduced interest rates as compared to the three month period ended September 27, 2008.
     Other income (expense), net amounted to $(0.1) million for the nine months ended September 26, 2009 compared to $0.9 million for the nine months ended September 27, 2008. Other income (expense), net for the nine month period ended September 26, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations. Other income (expense), net for the nine month period ended September 27, 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments earn significantly reduced interest rates as compared to the nine month period ended September 27, 2008.
Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 26,	September 27,	Dollar	Percent	September 26,	September 27,	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands)				(In thousands)

Total income tax expense (benefit)	$1,620	$2,218	$(598)	(27.0)%	$(1,452)	$(4,437)	$2,985	(67.3)%
As a percentage of total revenue	2.1%	2.4%			(0.8)%	(2.0)%
     In the three months ended September 26, 2009, we recorded a $1.6 million tax expense based on a projected effective 2009 income tax rate of 34.7%. This $1.6 million expense compares to a $2.2 million tax expense for the three months ended September 27, 2008 based on a projected effective 2008 income tax rate of 48.2%
     In the nine months ended September 26, 2009, we recorded a $1.5 million tax benefit based on a projected annual effective 2009 income tax rate of 34.7% compared to a $4.4 million tax benefit for the nine months ended September 27, 2008 based on a projected annual effective 2008 income tax rate of 48.2%. This decrease in our projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2009 and the impact of permanent book-tax differences. In addition, we recorded a benefit from the conversion of incentive stock options to non-qualified stock options as a result of our stock option exchange program which concluded in our second fiscal quarter of 2009 and which increased our effective tax rate for the nine month period ending September 26, 2009 to 44.6%.

Liquidity and Capital Resources
     At September 26, 2009, our principal sources of liquidity were cash and cash equivalents totaling $62.7 million and accounts receivable of $43.9 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the nine months ended September 26, 2009 and September 27, 2008, we spent $3.4 million and $13.6 million, respectively, on capital equipment.
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
     Our consumer product sales are, and are expected to continue to be, highly seasonal. This seasonality has historically resulted in a net use of cash in support of operating needs during the second and third quarters of the year, with the low point generally occurring in the third quarter, and a favorable cash flow during the first and fourth quarters. The cash balance of $62.7 million at September 26, 2009 is primarily the result of our significant focus over the past year on managing working capital, with specific emphasis placed on reducing inventory levels. We have relied on our working capital line of credit to cover short-term cash needs resulting from the seasonality of our consumer business in the past. We currently do not have any borrowings outstanding under our existing working capital line of credit and expect to negotiate a new credit facility prior to the June 2010 termination of the existing credit facility.
     Discussion of Cash Flows
     Net cash provided by operating activities for the nine months ended September 26, 2009 was $24.6 million, an increase of $24.9 million compared to the $0.3 million of net cash used in operating activities for the nine months ended September 27, 2008. The increase in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash resulting from an increase in accounts payable of $21.8 million, primarily due to the timing of cash payments under normal operating cycles;

•	An increase in cash resulting from a lower investment in inventory of $7.3 million, primarily driven by the implementation of operational initiatives to improve our inventory management and reduce overall inventory levels;

•	A decrease in net loss of $2.9 million, primarily due to an increased focus on cost containment;

•	An increase in depreciation and amortization of $1.0 million and stock based compensation of $1.1 million, both of which are non-cash items; and

•	A decrease in cash resulting from an increase in accounts receivable of $9.8 million, primarily due to an increase in days sales outstanding.
     Net cash used in investing activities for the nine months ended September 26, 2009 was $3.4 million, a decrease of $19.6 million compared to the $23.0 million of net cash used in investing activities for the nine months ended September 27, 2008. This decrease in net cash used in investing activities was primarily driven by the following two events that occurred in the nine months ended September 27, 2008 that did not occur in the nine months ended September 26, 2009:
•	Purchases of property and equipment associated with the move to our new headquarters in 2008; and

•	The purchase of Nekton Research, LLC.
     Net cash provided from financing activities for nine months ended September 26, 2009 was $0.7 million, a decrease of $6.4 million compared to the $7.1 million of net cash provided by financing activities for the nine months ended September 27, 2008. This decrease was primarily due to $5.5 million of borrowings under our revolving line of credit in the nine months ended September 27, 2008 that did not occur in the nine months ended September 26, 2009.

     Working Capital Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under our credit facility is the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the credit facility. As of September 26, 2009, approximately $37.8 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.
     As of September 26, 2009, we had letters of credit outstanding of $2.0 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     As of September 26, 2009, we were in compliance with all covenants under the credit facility.
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
     As of September 26, 2009, we have entered into operating leases for equipment valued at approximately $0.2 million which has reduced the funds available under this equipment facility to $4.8 million.
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
     As of September 26, 2009, we were in compliance with all covenants under the equipment facility.
     Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. Pursuant to the terms of the Nekton Research, LLC acquisition agreement, additional consideration of up to $5 million may be paid based on the achievement of certain business and financial milestones which are determined at various intervals through March 17, 2011. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. We do not have any commitments to settle contractual obligations related to our working capital line of credit as of September 26, 2009. The following table describes our commitments to settle contractual obligations in cash as of September 26, 2009:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,508	$4,616	$4,174	$11,655	$22,953
Minimum contractual payments	1,581	10,500	1,500	—	13,581

Total	$4,089	$15,116	$5,674	$11,655	$36,534

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2009, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees. In addition, we expect to incur incremental fees due to a shortfall between our actual average order value and contractual average order value minimums during 2009. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three and nine month periods ending September 26, 2009.
Off-Balance Sheet Arrangements
     As of September 26, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At September 26, 2009, we had unrestricted cash and cash equivalents of $62.7 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 26, 2009, all of our cash equivalents were held in money market accounts.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At September 26, 2009, we had letters of credit outstanding of $2.0 million under our working capital line of credit and approximately $0.2 million advanced for operating leases under the equipment facility.
Exchange Rate Sensitivity
     We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. In late 2007, we began to accept orders for home robot products in currencies other than the U.S. dollar, and we expect this practice to continue in the future. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.

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
The following table sets forth the repurchases of our equity securities during the three months ended September 26, 2009 by or on behalf of us or any affiliated purchaser:

			(c) Total	(d) Maximum
			Number of	Number (or
		(b)	Shares (or Units)	Approximate Dollar
	(a) Total	Average	Purchased as	Value) of Shares (or
	number	Price	Part of Publicly	Units) that May Yet
	of Shares	Paid per	Announced	Be Purchased Under
	(or Units)	Share (or	Plans or	the Plans or
Period	Purchased	Unit)	Programs	Programs
Fiscal month beginning June 28, 2009 and ended July 25, 2009	107 (1)	$10.52 (2)	—	—

Fiscal month beginning July 26, 2009 and ended August 22, 2009	133 (1)	$10.61 (2)	—	—

Fiscal month beginning August 23, 2009 and ended September 26, 2009	—	—	—	—

Total	240 (1)	$10.57 (3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended September 26, 2009.

Item 5.	Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, President – Government and Industrial Robots Division, Glen Weinstein, Senior Vice President, General Counsel and Secretary, and Helen Greiner, Director) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

iROBOT CORPORATION
Date: October 30, 2009	By:	/s/ JOHN LEAHY
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