Form 10-K
period 2010-01-02
IROBOT CORP
filed 2010-02-19
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $268,894,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 27, 2009.

As of February 16, 2010, there were 25,095,696 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 2, 2010. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended January 2, 2010

		Page

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	88

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	88
Item 11.	Executive Compensation	88
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
Item 13.	Certain Relationships and Related Transactions, and Directors Independence	89
Item 14.	Principal Accounting Fees and Services	89

Part IV
Item 15.	Exhibits, Financial Statement Schedules	89
EX-10.7 Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
EX-10.30 Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010
EX-10.31 Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010
EX-23.1 Consent of PricewaterhouseCoopers LLP
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

iRobot, Roomba, Scooba, iRobot Dirt Dog, PackBot, Warrior, Looj, Verro, Create, Negotiator, Virtual Wall, Home Base, and AWARE are trademarks of iRobot Corporation.

Overview

iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robots, Scooba floor washing robots and Looj gutter cleaning robot perform time-consuming domestic chores. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our Negotiator ground robot performs multi-purpose tasks for local police and first responders. Our Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration, or CMMI. These certifications enable us to service our military products and services.

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

Over the past seven years, we sold approximately 5 million of our home care robots. We also sold during that time more than 2,900 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

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

Innovate to Penetrate New Markets.  Our goal is to design and build innovative robots that make a difference. We develop robots with functionalities that are adaptable for use in a broad range of applications. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. For example, we are fostering the emerging UUV (unmanned underwater vehicle) market and continuing to grow our international presence by entering new markets. In addition, during fiscal 2009, we announced the establishment of a newly-created healthcare business unit, committed to exploring the potential of robotics as an assistive technology to promote wellness and enhance quality of life for seniors.

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

Complement Core Competencies with Strategic Alliances.  Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. For example, our alliance with The Boeing Company allows us to accelerate product development of the SUGV, through extensive use of Commercial Off The Shelf (COTS) components, and our alliance with Advanced Scientific Concepts, Inc. allows us to integrate LADAR technology for navigation and mapping applications into our autonomous vehicles. We outsource other non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.

Develop a Community of Third-Party Developers Around Our Platforms.  We have developed products around which communities of third-party developers can create related accessories, software and complementary products. We intend to foster this community by making our products into extensible platforms with open interfaces designed to carry payloads. For example, our robots are designed to allow third-party designers to add sensors and other functionalities, such as acoustic sniper detection and explosives detection.

Develop Employees and Culture of Accountability.  We intend to continue to hire only top talent and to invest in our employees through training and on-the-job experience. We will develop innovative people plans to become the employer of choice. In addition, we will foster a culture among our employees of accountability, trust and mutual reliance by closely tracking important employee milestones and metrics, expanding rewards and recognition for top performers, and better leveraging our stock grant program.

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

Real-World, Dynamic Sensing.  The degree of intelligence that our robots display is directly attributable to their ability to perceive — or sense — the world around them. Using specialized hardware and signal processing, we have developed sensors that fit particular cost-performance criteria. In other cases, we use off-the-shelf sensing hardware, such as laser scanners, cameras and optical sensors. We have the exclusive right from Advanced Scientifics Concepts, Inc. to use its LADAR technology for unmanned ground vehicles and robots. This LADAR technology is a next-generation solid state sensor that marks an important advancement for navigation and mapping applications for all autonomous vehicles. Additionally, we have an agreement with ICx Technologies to integrate its explosive-detecting technology into our PackBot platform. The payload, called the ICx Fido for iRobot PackBot 500, can detect explosive vapors emanating from Improvised Explosive Devices (IEDs).

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

Products and Development Contracts

We design and build robots for the consumer and government and industrial markets. With two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.

Consumer Products

We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.

Home Floor Cleaning Robots

Over the past seven years, we sold approximately 5 million home floor cleaning robots. We currently offer multiple Roomba floor vacuuming robots and Scooba floor washing robots with varying price points and performance characteristics.

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

Scooba has the ability to navigate around the room using a light-touch bumper and is smart enough to avoid carpets. Scooba features an advanced diagnostic system to provide the user with important maintenance feedback and improve user experience and product life. The suggested retail price for the Scooba robots range from $299 to $499.

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

The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning. The suggested retail price for the Looj ranges from $129 to $169.

Programmable Robot

Our Create Programmable Robot is a fully assembled programmable robot. The Create has ten built-in demos and 32 sensors that allow users to experiment with robotics. An open cargo bay allows the user to add their grippers, wireless connections, computers or other hardware. The Create is based on the iRobot Roomba technology and is compatible with Roomba’s re-chargeable batteries, remote control and other accessories. The suggested retail price for the Create ranges from $129 to $299.

Government and Industrial Products

In government and industrial product markets, we currently offer both ground and maritime unmanned vehicles. Our tactical ground robots include the combat-tested 510 PackBot line of small, unmanned ground robots, the 310 SUGV and 320 SUGV (Small Unmanned Ground Vehicle) multi-purpose ground robots and the low-cost 210 Negotiator for state and local police and first responders. The PackBot, SUGV, and Negotiator robot series make up a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. As of December 2009, more than 2,900 PackBot robots have been delivered to military and civil defense forces worldwide. The robots are currently priced between approximately $20,000 and $195,000 per unit, depending on configuration and quantities ordered. Within our maritime business, the 1Ka Seaglider is used on long endurance oceanic missions. Our government and industrial robots are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions.

In 2009, we continued to refine the PackBot product line, focusing on enhanced modularity and providing new capabilities to support new mission areas. Our unique Aware 2 software was successfully incorporated into the advanced 510 PackBot chassis and operator control unit. As a result, PackBot can now support multiple configurations and payloads with the same chassis and operator control unit, providing customers with a single robot capable of multiple missions. iRobot also introduced Configure-To-Order (CTO) procurement options for our commercial 510 PackBot, allowing customers to tailor the product to their specific mission needs. The combined benefits of the Aware 2 software and CTO procurement options establish the 510 PackBot as a truly modular multi-mission robotic platform. Additionally, we have expanded the PackBot line to include the following configurations targeted to state and local first responders, Army and Marine Corps Combat Engineers, and others.

iRobot 510 PackBot (Advanced EOD configuration):  This advanced robot quickly adapts to different Improvised Explosive Devices (IEDs) and conventional ordnance, keeping Explosive Ordnance Disposal (EOD) personnel at safe stand-off distances.

iRobot 510 PackBot (FasTac configuration):  This multi-mission robot was specifically designed for combat infantry forces and is currently used in combat by maneuver and maneuver support units for a variety of tasks.

iRobot 510 PackBot (First Responder configuration):  This configuration provides a lower price alternative for state and local customers who may not need all the capability of the 510 PackBot with EOD capability.

iRobot 510 PackBot (Engineer configuration):  This configuration is based on the First Responder configuration but also includes tools for the Engineer mission and a lift kit for heavier items. Additionally, the Engineer configuration supports an optional thermal camera.

We continue to sell and support the 500 PackBot line for certain government customers. These configurations include:

EOD configuration:  This is a rugged, lightweight robot designed to conduct explosive ordnance disposal, hazardous materials, search-and-surveillance and other vital law enforcement tasks for bomb squads, SWAT teams, military units and other authorities.

ICx Fido Explosives Detection configuration:  This explosives-sniffing robot screens packages and other potentially dangerous items while the operator remains at a safe distance.

We also offer more than 60 accessories for the PackBot that provide additional capabilities for the robot, expanding its range and scope of missions.

iRobot 210 Negotiator:  In 2008, we introduced the 210 Negotiator in a Civil Response configuration. This rugged robot performs basic reconnaissance for public safety professionals, increasing situational awareness in high-risk scenarios, including bomb identification, hostage situations, search and rescue and other dangerous missions.

310 SUGV:  In 2009, iRobot, in a strategic partnership with The Boeing Company, developed the 310 SUGV, a man-portable robot with dexterous manipulator and wearable controller for dismounted mobile operations. A smaller and lighter version of the combat-proven iRobot, PackBot, 310 SUGV enters areas that are inaccessible or too dangerous for people, providing state-of-the-art technology for infantry troops, combat engineers, mobile EOD technicians and other personnel. The 310 SUGV gathers situational awareness in dangerous conditions while keeping war fighters and public safety professionals out of harm’s way.

iRobot 1Ka Seaglider:  This Unmanned Underwater Vehicle (UUV) is used on long endurance oceanic missions to measure temperature, salinity, depth-averaged current and other data for oceanographers and military planners. Seagliders are typically deployed on autonomous missions for six months or more, replacing manned research vessels at considerable economic advantage.

Contract Research and Development Projects

We are involved in several contract development projects with various U.S. governmental agencies and departments. The durations of these projects range from a few months to several years. These projects are usually funded as either cost-plus, firm fixed price, or time and materials contracts. In a cost-plus contract, we are allowed to recover our actual costs plus a fixed fee. The total price of a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. Under a firm fixed price contract, we receive a fixed amount upon satisfying contractually defined deliverables. On our time and materials contracts, we recover a specific amount per hour worked based on a bill rate schedule, plus the cost of direct materials, subcontracts, and other non-labor costs, including an agreed-upon mark-up. A time and materials contract may provide for a not-to-exceed price ceiling, as well as the potential that we will absorb any cost overrun.

Government funding is provided to further the development of robot technologies with the expectation that if the projects result in the development of technically viable prototypes, the government will purchase multiple production units for future use in the field. The government funding that we receive allows us to accelerate the development of multiple technologies. While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient’s use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, both consumer and industrial, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. The contract development projects that we are currently undertaking include, but are not limited to:

Small Unmanned Ground Vehicle (SUGV) and Centralized Controller Device. (CCD):  2009 was a year of significant change and transformation for the Future Combat Systems (FCS) Program which was originally intended to transform the U.S. Army to be strategically responsive and dominant at every point on the spectrum of operations, through real-time network centric communications and systems of a family of manned vehicles and unmanned platforms by the next decade. Following a Defense Acquisition Board meeting, The Department of Defense terminated the Manned Ground Vehicle portion of FCS, accelerated the unmanned systems portion of FCS, and provided guidance for a restructuring of FCS into a series of smaller programs. A new entity, the Program Executive Office for Integration, or PEO-I, was created to manage the remaining elements of FCS. The new name for our program under the PEO-I is called Brigade Combat Team Modernization or BCTM.

Our specific role in the BCTM program has been expanded and accelerated to design and develop the SUGV, (intended to be the “soldier’s robot”). The SUGV is a light-weight, man-portable robot that supports reconnaissance, remote sensing and urban warfare. Based on input from soldiers and commanders in the field, to focus on infantry first, the Army moved to more aggressively support current operations with modernized capabilities, including the SUGV. This acceleration of the SUGV development program has resulted in the inclusion of our product into the first implementation of capability currently referred to as Increment 1. The SUGV successfully completed a formal Limited User Test at Fort Bliss, Texas during the summer of 2009. This testing formed the basis of a positive decision to proceed with low rate initial production in December of 2009, which is expected to lead to fielding in 2011.

In addition, we have contracted with Lockheed Martin Corporation, the provider of the CCD for the BCTM program, to be a key supplier of design and development for the CCD’s controls and display through its estimated delivery in 2015. The CCD is a handheld device that will allow an individual soldier to remotely control or query the different systems within a brigade combat team — from a Class I Unmanned Aerial Vehicle to an unmanned ground system. Development of the common controller device is providing us the opportunity to build additional core competency in the design of user interface devices and human factors design.

Our involvement in the FCS program has enabled us to improve various management and control systems and enhance our engineering capabilities to achieve the Software Engineering Institute’s Configuration Maturity Model certification at Level III. The program has also funded the development of earned value measurement and advanced modeling and simulation.

iRobot 710 Warrior  Warrior is an approximately 350 pound tracked vehicle, capable of transporting up to 150 pounds of payload, with a small footprint and extreme mobility. This effort is currently supported by the Joint Ground Robotics Enterprise and U.S. Army Tank Automotive Research, Development and Engineering Center (TARDEC). The Warrior design incorporates a number of features present in our other robots and demonstrates many of the advantages that modular payloads and common interfaces can bring to the military robotics community.

Daredevil Project:  Daredevil is an applied research project funded by TARDEC in which we are investigating the development of an integrated sensor suite consisting of ultra wideband radar and high-resolution imaging sensors to provide improved sensing capabilities for Unmanned Ground Vehicles (UGVs), such as the iRobot PackBot.

UGV/UAV Collaboration, or MAGMA Project (Multi-Autonomous Ground Multi-Air unmanned vehicle collaboration):  In coordination with researchers from Carnegie Mellon University, the goal of this U.S. Army Armament Research, Development and Engineering Center (ARDEC)-funded project is to develop a collaborative engagement tool for mission planning and task allocation for the command and control of multiple unmanned air and ground vehicles.

LANdroids Project:  LANdroids is a Defense Advanced Research Projects Agency (DARPA) program that is developing robots that establish and maintain communications for war fighters in urban settings (in buildings, around buildings, etc.). We have a contract to develop pocket-sized autonomous robotic radio relay nodes that war fighters can toss on the ground as they deploy.

We are engaged in a number of other research programs funded by the DARPA, ARDEC, the Office of Naval Research (ONR), TARDEC, and several other U.S. governmental agencies.

Strategic Alliances

Strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology in new market segments.

Examples of our recent strategic alliances include:

The Boeing Company:  We have entered into a strategic business agreement with The Boeing Company to develop and market a commercial version of the SUGV that is being developed under the Army’s BCTM (formerly FCS) program. This collaboration will accelerate product development though extensive use of COTS components to produce a commercial version of the SUGV several years earlier than planned for use by our U.S. military, domestic and international customers. In addition to cooperative development, we are working with The Boeing Company to market the SUGV by leveraging The Boeing Company’s extensive, domestic and international marketing network.

Advanced Scientific Concepts, Inc.:  In 2007, we entered into agreement with Advanced Scientific Concepts, Inc. for exclusive rights to use its LADAR technology for unmanned ground vehicles in exchange for future commitments to purchase units. LADAR is a next-generation solid state sensor technology that marks an important advancement for navigation and mapping applications for all autonomous vehicles. LADAR sensors have no moving parts and can be compact, light and rugged, making them highly suitable for military and industrial uses. We will assist Advanced Scientific Concepts, Inc. in designing versions of its LADAR technology for use on our military robots. We expect to demonstrate the technology to key customers starting in early 2010, with delivery of a product expected by third quarter 2010.

Our strategy of working closely with third parties extends to the design of our products. By offering extensible platforms designed to carry payloads, we have designed and manufactured our products to leverage the work of those individuals and organizations that offer specialized technological expertise. The PackBot, the Roomba and the Scooba robots are designed with open interfaces that allow third-party developers to add payloads to our robots, improving their functionality.

Sales and Distribution Channels

We sell our products through distinct sales channels to the consumer and government and industrial markets.

Home Robots

We sell our consumer products through a network of national retailers. In 2009, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Internationally, our products have been sold in over 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. We also offer our products domestically and internationally through the on-line store on our website.

We have a philosophy to choose supportive channel partners, and we have grown, and intend to continue to selectively grow our retail network globally and by product line. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. The table below represents the breakdown of our home robots product revenue for the fiscal years ended January 2, 2010 and December 27, 2008.

	Fiscal Year Ended
	January 2,	December 27,
Channel	2010	2008

Domestic	30.8%	44.3%
International	53.8	38.0
Direct	15.4	17.7

Total	100.0%	100.0%

Although our retail network is our primary distribution channel for our consumer products, our direct-to-consumer offerings through our on-line store is our single largest outlet, representing 15.4% and 17.7% of total home robots division revenue for fiscal 2009 and 2008, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. Our increased focus on international sales activities has resulted in an increase of $23.2 million in international home robots revenue for fiscal 2009 as compared to fiscal 2008. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

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

Customers for our government products, and research and development contracts for the year ended January 2, 2010, include:

Robot Product Customers	Research and Development Contracts

• U.S. Army	• U.S. Army Future Combat Systems (FCS/BCTM) Program
• U.S. Marine Corp	• U.S. Defense Advanced Research Projects Agency (DARPA)
• U.S. Army and Marine Corps Robotic Systems Joint Program Office	• U.S. Space and Naval Warfare Systems Command (SPAWAR)
• U.S. Navy EOD Technical Division (Joint Services Explosive Ordnance Disposal Procurement Agency)	• U.S. Army Tank-Automotive and Armaments Command (TACOM)
• U.S. Air Force	• Technical Support Working Group (TSWG)
• Domestic Police and First Responders	• U.S. Army Armament Research, Development and Engineering Center (ARDEC)
• Foreign governments, including the United Kingdom, France, Germany, Sweden, Norway,	• National Center for Defense Robotics (NCDR)
Israel, Australia, Republic of Korea, Singapore	• Office of Naval Research (ONR)

Our government products are sold by a team of sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a direct sales and support presence in Europe.

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

Marketing and Brand

We market our home robots in the United States to end-user customers directly through our sales and product management team. We also market our consumer products in the United States through our retail network of more than 30 retailers and internationally through in-country distributors and our international sales team. We market our government and industrial products directly through our team of government sales specialists to end users and indirectly through prime contractors. We also market our product offerings through the iRobot website. Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 13.7%, 15.2% and 18.0% of our total revenue in 2009, 2008 and 2007, respectively.

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

Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products. Our home robots and accessories are also sold domestically and internationally through our on-line store. In 2009, the on-line store was the single largest outlet of our home robots division products.

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

We outsource the manufacturing of our consumer products to two contract manufacturers, Jetta Company Limited and Kin Yat Industrial Co. Ltd., each of which manufactures our consumer products at a single plant in China. Jetta Company Limited has several manufacturing locations and has been manufacturing products since 1977. Jetta Company Limited brings substantial experience to our production requirements. Kin Yat Industrial Co. Ltd. has been in business since 1981, has several manufacturing locations in China, and began manufacturing our Roomba 500 series in 2007.

Our PackBot family of government and industrial products is manufactured by Gem City Engineering and Manufacturing Corporation, or GEM, at one plant in Dayton, Ohio. GEM’s location is particularly important as military products supplied to the U.S. government must have the majority of their content manufactured in the United States. GEM has multiple facilities and relies on subcontractors for certain component manufacturing capabilities. GEM has been in the business of manufacturing primarily machined metal products since 1936, and has produced numerous products for military contractors. We believe that GEM’s engineers are skilled in the production of products meeting military specifications, and in preparing final products for military inspection and conducting quality reviews.

Our Small Unmanned Ground Vehicle (SUGV) family of government and industrial products is manufactured by Benchmark Electronics, Inc., at a facility in Nashua, New Hampshire. Benchmark is a large geographically dispersed contract manufacturer headquartered in Angleton, Texas with locations around the world. Benchmark provides significant additional outsourced manufacturing capacity for iRobot. Benchmark sources its material from numerous subcontractors with the majority of the content manufactured in the United States to support military products.

Our Maritime family of underwater robotic products is manufactured by Polaris Contract Manufacturing, Inc. a wholly-owned subsidiary of Lockheed Martin, Inc., at a facility in Marion, Massachusetts. Our Negotiator family of products targeted for municipal markets is manufactured by Kaynes Technology Pvt. Ltd., at a facility in Mysore, India. These contract manufacturers provide high quality, scalable, cost effective manufacturing services.

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended January 2, 2010, December 27, 2008 and December 29, 2007, our research and development expenses were $14.7 million, $17.6 million and $17.1 million, respectively. In addition to our internal research and development activities, for the years ended January 2, 2010, December 27, 2008 and December 29, 2007, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $30.8 million, $23.9 million and $18.8 million, respectively. Of our total research and development spending in 2009, 2008 and 2007, approximately 63.9%, 51.7% and 37.9%, respectively was funded by government-sponsored research and development contracts. For the years ended January 2, 2010, December 27, 2008 and December 29, 2007, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $45.5 million, $41.5 million and $35.9 million, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

Team Organization

Our research and development is conducted by small teams dedicated to particular projects, examples of which include the Roomba team, Scooba team, Warrior team and PackBot team. In connection with our SUGV program, we have instituted a formal integrated product team structure consisting of integrated System of Systems, Integrated Logistical Support, Program Operations and Business Operations teams to work together to deliver a platform that integrates with the FCS/BCTM system of systems. Our domestic research and development efforts are primarily located at our headquarters in Bedford, Massachusetts, our office in Durham, North Carolina, and our special projects engineering office in San Luis Obispo, California. In addition, through 2009, we utilized an engineering design center in Mysore, India and a product development team in Hong Kong.

Spiral Development

One of the methods we use to develop military products is a “spiral development” process to get field tested equipment to the troops more quickly. After we develop a new product or product upgrade that will fulfill the desired requirements of the user, the product is tested with soldiers. The user provides performance feedback on the product to the in-field engineer. Revisions are made quickly and retested. This method has allowed our research and development team to not only make revisions on existing products quickly and efficiently, but also capture feedback for future upgrades and innovations to meet user needs. Periodically we send engineers in the field with our PackBot tactical military robots to solicit feedback from users which is often times incorporated into future product development and product enhancements.

Leveraged Model

Our research and development efforts for our next-generation products are supported by a variety of sources. Our next-generation military products are predominately supported by U.S. governmental research organizations, such as the Defense Advanced Research Projects Agency, or DARPA, U.S. Space and Warfare Command, or SPAWAR, Technical Support Working Group, or TSWG, U.S. Army Tank-Automotive and Armaments Command, or TACOM, U.S. Army Armament Research, Development and Engineering Center, or ARDEC, and the BCTM program. While the U.S. government retains certain rights in the research projects that it has funded, we retain ownership of patents and know-how and are generally free to develop other commercial products, including consumer and industrial products, utilizing the technologies developed during these projects. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. We also work with strategic collaborators to develop industry-specific technologies. Moreover, we continue to reinvest in advanced research and development projects to maintain our technical capability and to enhance our product offerings.

Competition

The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our current principal competitors include:

•	developers of robot floor cleaning products such as AB Electrolux, ACE ROBOT Co., Agait Technology Corp. (wholly owned subsidiary of ASUSTek Computer Inc.), Alfred Kärcher GmbH & Co., Evolution Robotics, Inc. LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., Neato Robotics, Inc., Samsung Electronics Co., Ltd., Shenzhen Goldluck Electronic Co., Ltd., and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation;

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, The Boeing Company, BAE Systems, Inc. and General Dynamics Corporation; and

•	developers of small unmanned underwater vehicles such as BlueFin Robotics, a wholly owned subsidiary of Battelle Memorial Institute, Hydroid a wholly owned subsidiary of Kongsberg Maritime AS; Webb Research — a wholly owned subsidiary of Teledyne Technologies Company, and Ocean Server Technology Inc.

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

As of January 2, 2010, we held 71 U.S. patents and more than 150 pending U.S. patent applications. Also, we held 34 foreign patents, additional design registrations, and more than 108 pending foreign applications. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

Our registered U.S. trademarks include iRobot, Roomba, Scooba, iRobot Dirt Dog, Create, PackBot, Negotiator, Aware, Home Base, Looj, Verro, Virtual Wall, and Warrior. Our marks, iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

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

Our business may require the compliance with state or local laws designed to limit the uses of personal user information gathered online or require online services to establish privacy policies.

Government and Industrial Product Backlog

Our government and industrial product backlog consists of written orders or contracts to purchase our products received from our government and industrial customers. Total backlog of product sales to government and industrial customers, which includes federal, state, local and foreign governments, and non-government customers, as of January 2, 2010 and December 27, 2008 amounted to approximately $42.2 million and $8.4 million, respectively. Our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to our funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of January 2, 2010, we had 538 full-time employees located in the United States and abroad, of whom 254 are in research and development, 119 are in operations, 65 are in sales and marketing and 100 are in general and administration. We believe that we have a good relationship with our employees.

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

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. For instance, our consumer product revenue is significantly seasonal. For the fiscal years ended January 2, 2010 and December 27, 2008, we generated 59.7% and 58.6%, respectively, of our revenue from sales of consumer products in the second half of the year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations will be due to numerous factors including:

•	seasonality in the sales of our consumer products;

•	the size and timing of orders from retail stores for our home care robots;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	price reductions;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers;

•	cancellations, delays or contract amendments by government agency customers; and

•	significant cost overruns due to program management inefficiencies.

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

As of January 2, 2010, we had an accumulated deficit of $7.6 million. Over the past six years, our accumulated deficit has decreased by $19.5 million due to annual operating profitability. Because we operate in a rapidly evolving industry, there are challenges to predicting our future operating results, and we cannot be certain that our revenues will grow at rates that will allow us to maintain profitability during every fiscal quarter, or even every fiscal year. In addition, we only have limited operating history on which you can base your evaluation of our business. Failure to maintain profitability may result in our inability to access capital under our existing credit arrangements.

A majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.

For the years ended January 2, 2010 and December 27, 2008, we derived 55.5% and 56.4% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will continue to be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.

For the years ended January 2, 2010 and December 27, 2008, we derived 36.9% and 40.3% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended January 2, 2010 and December 27, 2008, 40.3% and 56.7% of our total contract revenue was derived from our participation in the U.S. Army’s FCS/BCTM program, respectively. Future sales of our PackBot robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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

We currently depend on one contract manufacturer, Jetta Company Limited, to manufacture our Roomba 400 series and Scooba series of home robot products at a single plant in China, and one contract manufacturer, Kin Yat Industrial Co Limited, to manufacture our Roomba 500 series of home robot products at a single plant in China. In addition, we rely on several other single source contract manufacturers, including Gem City Engineering and Manufacturing for the manufacturing of our PackBot products, Kaynes Technology Pvt. Ltd., for the manufacturing of our Negotiator products, and Polaris Contract Manufacturing, Inc. for the manufacturing of our Maritime family of underwater robotic products. We do not have a long-term contract with Jetta Company Limited and the manufacture of our consumer products is provided on a purchase-order basis. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on these contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	lack of enforceable contractual provisions over the production and costs of consumer products;

•	risk of loss of inventory while in transit from China or India;

•	risks associated with international commerce with China and India, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability; and

•	Our attempts to add additional manufacturing resources may be significantly delayed and thereby create disruptions in production of our products.

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

We have focused on selling our robots in the home floor care and military markets. We plan to expand into other markets. For example, we have devoted significant time and incurred expenses in connection with the development of our consumer robots. In addition, we have devoted significant time and incurred expenses in connection with the development of the Negotiator product for the civil law enforcement market and the Seaglider product for the maritime market. Efforts to expand our product offerings beyond the two markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our headcount and operations are growing rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From December 27, 2008 to January 2, 2010,the number of our employees increased from 479 to 538. We anticipate further growth will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and employees. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We derive a substantial portion of our revenue from sales of our consumer robots, including our home care robots. For the years ended January 2, 2010 and December 27, 2008, consumer robots accounted for 55.5% and 56.4%, respectively, of our total revenue. We face challenges in predicting the future growth rate or the size of the consumer robot market in general or the home care robot market in particular. Demand for home care robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods. The expansion of the home robot market and the market for our products depends on a number of factors, such as:

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

We derive a substantial portion of our revenue from sales to and contracts with U.S. federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. For the years ended January 2, 2010 and December 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.9% and 40.3%, respectively, of our total revenue. We believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. We cannot assure you that future levels of expenditures and authorizations will continue for governmental programs in which we provide products and services. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our government product and funded research and development revenues and prospects, which would harm our business, financial condition and operating results. Our operating results may also be negatively impacted by other developments that affect these governments and government agencies generally, including:

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

We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners; we also compete in some cases with providers of traditional vacuum cleaners. Our current principal competitors include:

•	developers of robot floor cleaning products such as AB Electrolux, ACE ROBOT Co., Agait Technology Corp. (wholly owned subsidiary of ASUSTek Computer Inc.), Alfred Kärcher GmbH & Co., Evolution Robotics, Inc. LG Electronics Inc., Infinuvo/Metapo, Inc, Matsutek Enterprises Co Ltd., Microrobot CO., Ltd., Neato Robotics, Inc., Samsung Electronics Co., Ltd., Shenzhen Goldluck Electronic Co., Ltd., and Yujin Robotic Co. Ltd.;

•	developers of small unmanned ground vehicles such as Foster-Miller, Inc. — a wholly owned subsidiary of QinetiQ North America, Inc., Allen-Vanguard Corporation, and Remotec — a division of Northrop Grumman Corporation; and

•	established government contractors working on unmanned systems such as Lockheed Martin Corporation, the Boeing Company, BAE Systems, Inc. and General Dynamics Corporation.

•	developers of small unmanned underwater vehicles such as BlueFin Robotics, a wholly owned subsidiary of Battelle Memorial Institute, Hydroid a wholly owned subsidiary of Kongsberg Maritime AS; Webb Research — a wholly owned subsidiary of Teledyne Technologies Company, and Ocean Server Technology Inc.

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

Our home robots revenue is significantly seasonal. For the fiscal years ended January 2, 2010 and December 27, 2008, we generated 59.7% and 58.6%, respectively, of our revenue from sales of consumer products in the second half of the year. We expect a majority of such revenue will continue to be generated in the second half of the year for the foreseeable future. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

Chain stores and other national retailers are the primary distribution channels for our consumer robots. We do not have long-term contracts regarding purchase volumes with any of our retail partners. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our retail partners. A decision by a major retail partner, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our partners, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail partner relationship with us or in a retail partner’s financial position could cause us to limit or discontinue business with that partner, require us to assume more credit risk relating to that partner’s receivables or limit our ability to collect amounts related to previous purchases by that partner, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our home care robot sales.

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

As a contractor and subcontractor to the U.S. federal government, we are subject to and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Among the most significant regulations affecting our business are:

•	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

•	the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government, and impose penalties on the basis of false statements, even if they do not result in a payment;

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

•	Certain contracts from the U.S. federal government may require us to maintain certain certifications including but not limited to AS9100 and CMMI;

•	Contractor Purchasing Systems review (CPSR) requirements, which evaluate the efficiency and effectiveness with which we spend U.S. Government funds; and

•	The sale of our products in countries outside the United States is regulated by the governments of those countries. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

Also, we need special clearances to continue working on and advancing certain of our projects with the U.S. federal government. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts. For example, if we were to lose our security clearance, we would be unable to continue to participate in the U.S. Army’s Brigade Combat Team Modernization program. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.

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

As part of our business strategy, we intend to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

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

We derive, and expect to continue to derive, a portion of our revenue from international sales in various European markets, Canada, Japan, Korea and Singapore. For the fiscal years ended January 2, 2010 and December 27, 2008, sales to non-U.S. customers accounted for 33.3% and 23.4% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in multiple countries;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;

•	fewer legal protections for intellectual property;

•	foreign and U.S. taxation issues, tariffs, and international trade barriers;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	potential fluctuations in foreign economies;

•	government currency control and restrictions on repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	general economic and political conditions in the markets in which we operate;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	changes in foreign currency exchange rates;

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future; and

•	Outside of the United States, we primarily rely on a network of exclusive distributors, some of whom may be operating without written contracts.

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

If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.

If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases.

If we suffer any data breaches involving the designs, schematics or source code for our products, our business and financial results could be adversely affected.

We securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results.

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

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have a material adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

At January 2, 2010, we had gross deferred tax assets of $18.6 million and a valuation allowance of $3.8 million resulting in net deferred tax asset of $14.8 million. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

As of January 2, 2010, our directors and executive officers and their affiliates collectively beneficially owned approximately 20.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 157,000 square feet. This lease expires on May 1, 2020. We lease 15,700 square feet in Durham, North Carolina supporting our government and industrial division’s unmanned underwater vehicles. We lease 6,150 square feet of space at a facility in Burlington, Massachusetts, for our prototype work on unmanned ground vehicles. We also lease 7,550 square feet in Mysore, India and we lease smaller facilities in Hong Kong; Shenzhen, China; London, England; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low

Fiscal 2008:
First quarter	$22.42	$16.76
Second quarter	$18.63	$12.48
Third quarter	$17.62	$11.29
Fourth quarter	$15.82	$7.17
Fiscal 2009:
First quarter	$10.20	$7.00
Second quarter	$13.50	$7.40
Third quarter	$13.59	$10.21
Fourth quarter	$17.85	$11.23

As of February 16, 2010, there were approximately 25,095,696 shares of our common stock outstanding held by approximately 137 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 16, 2010 was $16.88 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the fiscal quarter ended January 2, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of January 2, 2010 and December 27, 2008 and for the years ended January 2, 2010, December 27, 2008 and December 29, 2007 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 29, 2007, December 30, 2006 and December 31, 2005 and for the years ended December 30, 2006 and December 31, 2005 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	January 2,	December 27,	December 29,	December 30,	December 31,
	2010	2008	2007	2006	2005
	(In thousands, except earnings per share amounts)

Consolidated Statements of Operations:
Revenue
Product revenue	$262,199	$281,187	$227,457	$167,687	$124,616
Contract revenue	36,418	26,434	21,624	21,268	17,352

Total revenue	298,617	307,621	249,081	188,955	141,968
Cost of revenue
Cost of product revenue	176,631	190,250	147,689	103,651	81,855
Cost of contract revenue	30,790	23,900	18,805	15,569	12,534

Total cost of revenue	207,421	214,150	166,494	119,220	94,389

Gross Margin	91,196	93,471	82,587	69,735	47,579
Operating Expenses
Research and development	14,747	17,566	17,082	17,025	11,601
Selling and marketing	40,902	46,866	44,894	33,969	21,796
General and administrative	30,110	28,840	20,919	18,703	12,072
Litigation and related expenses(1)	—	—	2,341	—	—

Total operating expenses	85,759	93,272	85,236	69,697	45,469

Operating (Loss) Income	5,437	199	(2,649)	38	2,110
Net Income	$3,330	$756	$9,060	$3,565	$2,610

Net Income Attributable to Common Stockholders	$3,330	$756	$9,060	$3,565	$1,553

Net Income Per Common Share Basic	$0.13	$0.03	$0.37	$0.15	$0.13
Diluted	$0.13	$0.03	$0.36	$0.14	$0.11
Shares Used in Per Common Share Calculations
Basic	24,998	24,654	24,229	23,516	12,007
Diluted	25,640	25,533	25,501	25,601	14,331

(1)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to the litigation.

	January 2,	December 27,	December 29,	December 30,	December 31,
	2010	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,856	$40,852	$26,735	$5,583	$76,064
Short term investments	4,959	—	16,550	64,800	—
Total assets	199,584	163,678	169,092	135,308	124,935
Total liabilities	66,390	44,002	58,865	40,389	37,379
Total stockholders’ equity	133,194	119,676	110,227	94,919	87,556

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Unmanned Underwater Vehicle, our home robot and government and industrial robot divisions, competition and strategy and our market position, market acceptance of our products, seasonal factors, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales, marketing and support expenses, general and administrative expenses, research and development expenses, compensation costs, our ability to attract and retain qualified personnel, credit facility and equipment facility, valuations of investments, valuation and composition of stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our Negotiator ground robot performs multi-purpose tasks for local police and first responders. Our 1Ka Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration, or CMMI. These certifications enable us to service our military products and services.

As of January 2, 2010, we had 538 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Over the past seven years, we have sold approximately 5 million of our home care robots. We have also sold more than 2,900 of our PackBot tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

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

We currently derive a majority of our product revenue from the sale of our home cleaning robots and our PackBot tactical military robots. For the fiscal years ended January 2, 2010 and December 27, 2008, product revenues accounted for 87.8% and 91.4% of total revenue, respectively. For the fiscal years ended January 2, 2010 and December 27, 2008, our funded research and development contracts accounted for approximately 12.2% and 8.6% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.

For the fiscal years ended January 2, 2010 and December 27, 2008 approximately 56.9% and 56.0%, respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2007 the customers were comprised primarily of U.S. retailers, and for fiscal 2008, the customers were comprised of both U.S. retailers and international distributors. Direct-to-consumer revenue generated through our on-line store accounted for 15.4% of our home robot product revenue for the fiscal year ended January 2, 2010 compared to 17.7% in the fiscal year ended December 27, 2008. In addition,78.6% and 93.3% of military product revenue, and 94.5% and 89.8% of funded research and development contract revenue, resulted from orders and contracts with the U.S. federal government in the fiscal years ended January 2, 2010 and December 27, 2008, respectively.

For the fiscal years ended January 2, 2010 and December 27, 2008, sales to non-U.S. customers accounted for 33.3% and 23.4% of total revenue, respectively.

Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from the sales of home robots under the terms of agreements with customers upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain.

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

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended January 2, 2010 and December 27, 2008, cost of product revenue was 67.4% and 67.7% of total product revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. Compared to our PackBot tactical military robots, labor costs for our home robots comprise a greater percentage of the associated cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home robots could increase in the future.

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended January 2, 2010 and December 27, 2008, cost of contract revenue was 84.5% and 90.4% of total contract revenue, respectively.

Gross Margin

Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended January 2, 2010 and December 27, 2008, gross margin was 30.5% and 30.4% of total revenue, respectively.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. In October 2009, we announced the establishment of a newly-created healthcare business unit, committed to exploring the potential of robotics as an assistive technology to promote wellness and enhance quality of life for seniors. We anticipate that research and development expenses will increase in absolute dollars for the foreseeable future.

For the fiscal years ended January 2, 2010 and December 27, 2008, research and development expense was $14.7 million and $17.6 million, or 4.9% and 5.7% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended January 2, 2010 and December 27, 2008, these expenses amounted to $30.8 million and $23.9 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. For the years ended January 2, 2010,

December 27, 2008 and December 29, 2007, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $45.5 million, $41.5 million and $35.9 million, respectively.

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

We anticipate that selling, general and administrative expenses will increase in absolute dollars but remain relatively flat as a percentage of revenue in the foreseeable future as we continue to build the iRobot brand and also maintain company profitability.

For the fiscal years ended January 2, 2010 and December 27, 2008, selling, general and administrative expense was $71.0 million and $75.7 million, or 23.8% and 24.6% of total revenue, respectively.

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

Fiscal Periods

We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter.

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

Revenue Recognition

We recognize revenue from sales of consumer products under the terms of the customer agreement upon transfer of title and risk of loss to the customer, provided the price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. We have typically not taken product returns except for defective products. Accordingly, we reduce revenue for our estimates of liabilities for these rights at the time the related sale is recorded. We establish a provision for sales returns for products sold by resellers directly based on historical return experience and other relevant data. Our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. We have aggregated and analyzed historical returns from resellers and end users which form the basis of our estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our returns reserve is calculated as a percentage of gross consumer product revenue. A one percentage point increase or decrease in our actual experience of returns would have a material impact on our quarterly and annual results of operations. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. If future trends or our ability to estimate were to change significantly from those experienced in the past, incremental reductions or increases to revenue may result based on this new experience.

Under cost-plus research and development contracts, we recognize revenue based on costs incurred plus a pro-rata portion of the total fixed fee. We recognize revenue on firm fixed price (FFP) contracts using the percentage-of- completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income, and are recorded or recognized, as the case may be, in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards

Effective January 1, 2006, we adopted the relevant authoritative guidance which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this guidance, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). We adopted the prospective transition method as provided by this guidance and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with the authoritative guidance in effect at that time.

In a review of our stock-based compensation accounting methodology performed during the second quarter of fiscal 2007, we determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense, and a balance sheet reclassification of $0.8 million from deferred compensation to additional paid-in capital, were required due to a correction in the application of the relevant authoritative guidance. Upon adoption of this guidance on January 1, 2006, we incorrectly valued 259,700 stock options that were granted between the date that we filed our initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date we became a public company (November 8, 2005). We believe that this adjustment did not have a material impact to our full year results for 2007. In addition, we do not believe the adjustment is material to the amounts reported by us in previous periods. This cumulative adjustment is included in the gross margin and operating expenses for the fiscal year ended December 29, 2007.

Entities that became public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under previous authoritative guidance must apply the provisions of the current authoritative guidance prospectively to new and/or modified awards after the adoption of this current guidance. Companies should continue to account for any portion of awards outstanding at the date of initial application of the current authoritative guidance using the accounting principles originally applied to those awards. Accordingly we did not record any cumulative effect of a change in accounting principle associated with the adoption of the current authoritative guidance on January 1, 2006.

Under the provisions of the relevant authoritative guidance, we recognized $6.3 million of stock-based compensation expense during the fiscal year ended January 2, 2010 for stock options granted subsequent to our initial filing of our Form S-1 with the SEC. The unamortized fair value as of January 2, 2010 associated with these grants was $10.3 million with a weighted average remaining recognition period of 2.31 years.

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under the relevant authoritative guidance, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, we performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop expected volatility assumptions.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended January 2, 2010 was $4.91, excluding the new options issued in conjunction with the stock option exchange program for which no incremental compensation expense was realized.

During the fiscal year ended January 2, 2010, the Company recognized $0.1 million and $1.0 million of stock based compensation associated with restricted stock awards and restricted stock units, respectively. Unamortized expense associated with restricted stock awards and restricted stock units at January 2, 2010, was $0.1 million and $3.2 million, respectively.

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

Accounting for stock-based awards requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

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

We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. In fiscal 2007, we completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. We continue to maintain a valuation allowance against state deferred tax assets due to less certainty of their ability to realize given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At January 2, 2010, we have total deferred tax assets of $18.6 million and a valuation allowance of $3.8 million resulting in a net deferred tax asset of $14.8 million.

During the quarter ending January 2, 2010, we recorded an out-of-period adjustment in the income tax provision of $0.2 million to correct an error with respect to the earnings of our India subsidiary. We believe that this adjustment did not have a material impact to our full year 2009 results. In addition, we do not believe the adjustment is material to the amounts reported in previous periods.

Warranty

We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period and our government and industrial spares and Negotiator products which typically have a warranty period of less than one year) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
	(In thousands)

Revenue
Product revenue	$262,199	$281,187	$227,457
Contract revenue	36,418	26,434	21,624

Total revenue	298,617	307,621	249,081

Cost of Revenue
Cost of product revenue(1)	176,631	190,250	147,689
Cost of contract revenue(1)	30,790	23,900	18,805

Total cost of revenue	207,421	214,150	166,494

Gross margin	91,196	93,471	82,587
Operating Expenses
Research and development(1)	14,747	17,566	17,082
Selling and marketing(1)	40,902	46,866	44,894
General and administrative(1)	30,110	28,840	20,919
Litigation and related expenses(2)	—	—	2,341

Total operating expenses	85,759	93,272	85,236

Operating (Loss) Income	5,437	199	(2,649)
Other Income (Expense), Net	(81)	926	3,151

Income Before Income Taxes	5,356	1,125	502
Income Tax Expense (Benefit)	2,026	369	(8,558)

Net Income	$3,330	$756	$9,060

(1)	Stock-based compensation recorded in 2009, 2008 and 2007 breaks down by expense classification as follows.

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
	(In thousands)

Cost of product revenue	$1,127	$753	$692
Cost of contract revenue	575	462	386
Research and development	351	359	377
Selling and marketing	1,410	1,055	1,074
General and administrative	4,099	3,310	2,182

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007

Revenue
Product revenue	87.8%	91.4%	91.3%
Contract revenue	12.2	8.6	8.7

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	59.2	61.8	59.3
Cost of contract revenue	10.3	7.8	7.5

Total cost of revenue	69.5	69.6	66.8

Gross margin	30.5	30.4	33.2
Operating Expenses
Research and development	4.9	5.7	6.9
Selling and marketing	13.7	15.2	18.0
General and administrative	10.1	9.4	8.4
Litigation and related expenses	—	—	1.0

Total operating expenses	28.7	30.3	34.3

Operating (Loss) Income	1.8	0.1	(1.1)
Other Income (Expense), Net	0.0	0.3	1.3

Income Before Income Taxes	1.8	0.4	0.2
Income Tax Expense (Benefit)	0.7	0.1	(3.4)

Net Income	1.1%	0.3%	3.6%

Comparison of Years Ended January 2, 2010 and December 27, 2008

Revenue

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Total Revenue	$298,617	$307,621	$(9,004)	(2.9)%

Our revenue decreased 2.9% to $298.6 million in fiscal 2009 from $307.6 million in fiscal 2008. Revenue decreased approximately $7.7 million, or 4.5%, in our home robots division and $1.3 million, or 0.9%, in our government and industrial division.

The $7.7 million decrease in revenue from our home robots division was driven by a 6.3% decrease in units shipped. Total home robots shipped in fiscal 2009 were approximately 988,000 units compared to approximately 1,054,000 units in fiscal 2008. The decrease in home robot division revenue and units shipped was attributable to decreased domestic demand of our home robot products in both retail and direct channels. The decrease in domestic and direct revenue was partially offset by increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In fiscal 2009, home robot revenue from domestic retailers decreased $25.8 million and direct to consumers sales through our on-line store decreased $5.1 million, as compared to fiscal 2008. This was partially offset by an increase of 34.2% of home robots units shipped internationally in fiscal 2009 as compared to fiscal 2008. International home robots revenue increased $23.2 million in fiscal 2009 as compared to fiscal 2008.

The $1.3 million decrease in revenue from our government and industrial division was driven by a $15.0 million decrease in government and industrial robots revenue partially offset by a $3.7 million increase in product life cycle revenue (spare parts and accessories) and a $10.0 million increase in recurring contract development revenue generated under research and development contracts. The $15.0 million decrease in government and industrial robots revenue was due to a 17.0% decrease in units in fiscal 2009 as compared to fiscal 2008. Total government and industrial robots shipped in fiscal 2009 were 789 units compared to 951 units in fiscal 2008. The $10.0 million increase in recurring contract development revenue generated under research and development contracts was the result of revenue from new contract awards and increased funding on existing contracts for our PackBot, SUGV and research programs and contracts acquired through our September 2008 acquisition of Nekton Research, LLC.

Cost of Revenue

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Total cost of revenue	$207,421	$214,150	$(6,729)	(3.1)%
As a percentage of total revenue	69.5%	69.6%

Total cost of revenue decreased to $207.4 million in fiscal 2009, compared to $214.2 million in fiscal 2008. This decrease was due to the decrease in home robot and government and industrial product units shipped and lower costs associated with product mix in our government and industrial division, partially offset by an increase in cost of contracts resulting from new contract awards and increased funding on existing contracts for our PackBot, SUGV and research programs and contracts acquired through our September 2008 acquisition of Nekton Research, LLC.

Gross Margin

	Fiscal Year Ended
	January 2,	December 27
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Total gross margin	$91,196	$93,471	$(2,275)	(2.4)%
As a percentage of total revenue	30.5%	30.4%

Gross margin decreased $2.3 million, or 2.4%, to $91.2 million (30.5% of revenue) in fiscal 2009, from $93.5 million (30.4% of revenue) in fiscal 2008. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 3.5 percentage points offset by a decrease in the government and industrial division gross margin of 4.2 percentage points. The 3.5 percentage point increase in the home robots division is attributable to price increases and the introduction of higher-priced products into the international market. In addition, domestic margins increased due to an increase in volume and margins on refurbished products in fiscal 2009 as compared to fiscal 2008. Also, during fiscal 2008, we recorded costs but did not record revenue for shipments to Linens “N’ Things as a result of its bankruptcy filing. The 4.2 percentage point decrease in the government and industrial division is attributable to higher overhead expense on lower revenue, partially offset by higher margins due to product mix in fiscal 2009 as compared to fiscal 2008.

Research and Development

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Total research and development	$14,747	$17,566	$(2,819)	(16.0)%
As a percentage of total revenue	4.9%	5.7%

Research and development expenses decreased by $2.8 million, or 16.0%, to $14.7 million (4.9% of revenue) in fiscal 2009, from $17.6 million (5.7% of revenue) for fiscal 2008. The decrease in research and development expenses is due to a decrease in compensation and employee-related costs, contractor costs, occupancy expenses and material associated with internal research and development projects.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2009, these expenses amounted to $30.8 million compared to $23.9 million for fiscal 2008. In accordance with generally accepted accounting principles, these expenses have been classified as cost of contract revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $45.5 million for fiscal 2009, compared to $41.5 for fiscal 2008.

Selling and Marketing

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Total selling and marketing	$40,902	$46,866	$(5,964)	(12.7)%
As a percentage of total revenue	13.7%	15.2%

Selling and marketing expenses decreased by $6.0 million, or 12.7%, to $40.9 million (13.7% of revenue) in fiscal 2009 from $46.9 million (15.2% of revenue) in fiscal 2008. This was driven by a decrease in our home robots division of $6.3 million primarily attributable to a reduction of $4.5 million in television and other marketing expenses for fiscal 2009 as compared to fiscal 2008 as a result of our strategy to aggressively manage our expenses. The decrease of selling and marketing expenses in our home robots division was also attributable to decreases of $1.2 million in sales commission expenses as a result of lower sales to domestic retailers and $0.6 million in direct fulfillment expenses related to lower direct sales in fiscal 2009 as compared to fiscal 2008.

In fiscal 2010, we expect to continue to invest in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars but remain at the same level or slightly above fiscal 2009 as a percentage of revenue.

General and Administrative

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

General and administrative	$30,110	$28,840	$1,270	4.4%
As a percentage of total revenue	10.1%	9.4%

General and administrative expenses increased by $1.3 million, or 4.4%, to $30.1 million (10.1% of revenue) in fiscal 2009 from $28.8 million (9.4% of revenue) in fiscal 2008. The increase in general and administrative expenses was primarily driven by increases of $2.7 million in incentive compensation and stock-based compensation partially offset by a decreases of $1.0 million in bad debt expense and $0.4 million in compensation and other general and administrative expenses in fiscal 2009 as compared to fiscal 2008.

Other Income (Expense), Net

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Other Income (expense), net	$(81)	$926	$(1,007)	(108.7)%
As a percentage of total revenue	0.0%	0.3%

Other income (expense), net amounted to $(0.1) million in fiscal 2009 compared to $0.9 million in fiscal 2008. Other income (expense), net for fiscal 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations. Other income (expense), net for fiscal 2008 was directly related to interest income resulting from investments in auction rate securities and money market accounts. All of our auction rate securities investments have been settled and our current money market investments earn significantly reduced interest rates as compared to fiscal 2008.

Income Tax Provision

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Income tax provision (benefit)	$2,026	$369	$1,657	N/A
As a percentage of total revenue	0.7%	0.1%

In fiscal 2009, we recorded a $2.0 million tax provision based on an effective income tax rate of 37.8%. The provision for income taxes for fiscal 2009 consists of $1.6 million of federal taxes and $0.4 million of state taxes. Included in the 2009 provision is a $0.2 million provision associated with an out-of-period error correction with respect to the earnings of our India subsidiary and a $0.3 million one-time benefit from the conversion of incentive stock options to non-qualified stock options as a result of our stock option exchange program which concluded in our second fiscal quarter of 2009.

In fiscal 2008, we recorded a $0.4 million tax provision based on an effective income tax rate of 32.8%. The provision for income taxes for fiscal 2008 consisted of $0.1 million of federal alternative minimum taxes and $0.3 million of state taxes.

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

The $29.1 million increase in revenue from our home robots division was driven by a $25.3 million increase in home robot revenue due to a 17.4% increase in units shipped and a 1.4% increase in average selling prices, along with a $5.6 million increase in product life cycle revenue (spare parts and accessories). Total home care robots shipped in fiscal 2008 totaled approximately 1,054,000 units compared to approximately 898,000 units in fiscal 2007. The increase in home robot division revenue and units shipped was primarily attributable to increased international demand for our home robot products resulting from our increased efforts to expand our global presence. In fiscal 2008, home robots shipped internationally increased 162% as compared to fiscal 2007. International home robots revenue increased $44.2 million in fiscal 2008 as compared to fiscal 2007. This was offset by decreases in revenue from domestic retailers of $12.0 million and direct to consumer revenue of $3.1 million in fiscal 2008 as compared to fiscal 2007.

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

We incur research and development expenses under funded development arrangements with both governments and industrial third parties, which in accordance with generally accepted accounting principles in the United States of America, are classified as cost of revenue rather than research and development expense. For fiscal 2008, these expenses amounted to $23.9 million compared to $18.8 million for the comparable period in 2007. The increase in these expenses was primarily due to increased headcount in our contract research and development function.

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

In fiscal 2008, we recorded a $0.4 million tax provision based on an effective income tax rate of 32.8%. The provision for income taxes for fiscal 2008 consists of $0.1 million of federal alternative minimum taxes and $0.3 million of state taxes.

In fiscal 2007, we recorded an $8.6 million tax benefit, which was primarily attributable to the full release of the valuation allowance relating to federal deferred tax assets.

Liquidity and Capital Resources

At January 2, 2010, our principal sources of liquidity were cash and cash equivalents totaling $71.9 million, short-term investments of $5.0 million and accounts receivable of $35.2 million. Prior to our initial public offering in November 2005, we funded our growth primarily with proceeds from the issuance of convertible preferred stock for aggregate net cash proceeds of $37.5 million, occasional borrowings under a working capital line of credit and cash generated from operations. In our initial public offering, we raised $70.4 million net of underwriting and professional fees associated with the offering.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the fiscal years ended January 2, 2010 and December 27, 2008, we spent $5.0 million and $14.8 million, respectively, on capital equipment.

Our strategy for delivering products to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they invoice us when the finished goods are shipped.

Our consumer product sales are, and are expected to continue to be, highly seasonal. This seasonality has historically resulted in a net use of cash in support of operating needs during the second and third quarters of the year, with the low point generally occurring in the third quarter, and a favorable cash flow during the first and fourth quarters. The cash balance of $71.9 million at January 2, 2010 is primarily the result of our significant focus over the past year on managing working capital, with specific emphasis placed on reducing inventory levels. We have relied on our working capital line of credit to cover short-term cash needs resulting from the seasonality of our consumer business in prior years. We currently do not have any borrowings outstanding under our existing working capital line of credit.

Discussion of Cash Flows

Net cash provided by operating activities for the fiscal year ended January 2, 2010 was $40.6 million, an increase of $21.5 million compared to the $19.1 million of net cash provided by operating activities for the fiscal year ended December 27, 2008. The increase in net cash provided by operating activities was primarily driven by the following factors:

•	An increase in cash resulting from an increase in accounts payable, accrued expenses and accrued compensation of $21.5 million in 2009 compared to a decrease of $20.7 million in 2008, primarily due to the timing of cash payments under normal operating cycles;

•	An increase in cash resulting from a decrease in inventory of $2.2 million in 2009 compared to a decrease of $10.7 million in 2008, primarily driven by the implementation of operational initiatives to improve our inventory management and reduce overall inventory levels beginning in 2008, with less of an impact in 2009; and

•	An increase in cash resulting from a decrease in accounts receivable of $0.8 million in 2009 compared to a decrease of $12.2 million in 2008, primarily driven by improvements in payment terms and accounts receivable management focused on improved accounts receivable turns beginning in 2008, with less of an impact in 2009.

Net cash used in investing activities for the fiscal year ended January 2, 2010 was $12.5 million, an increase of $4.5 million compared to the $8.0 million of net cash used in investing activities for the fiscal year ended December 27, 2008. This increase in net cash used in investing activities was primarily driven by the following:

•	Purchase of investments of $5.0 million in 2009 compared to proceeds from the net sale of investments of $16.6 million in 2008;

•	Purchases of property and equipment associated with the move to our new headquarters in 2008; and

•	The purchase of Nekton Research, LLC in 2008, with the initial investment of $9.7 million compared to an additional investment of $2.5 million in 2009.

Net cash provided from financing activities for fiscal year ended January 2, 2010 was $2.9 million, a decrease of $0.1 million compared to the $3.0 million of net cash provided by financing activities for the fiscal year ended December 27, 2008.

Working Capital Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under our credit facility is the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the credit facility. As of January 2, 2010, $43.0 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.

As of January 2, 2010, we had letters of credit outstanding of $2.0 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of January 2, 2010, we were in compliance with all covenants under the credit facility.

On February 12, 2010, we entered into an agreement to amend our credit facility, including the following changes:

•	The amount available for borrowing was reduced to $40 million.

•	Under the amended agreement, the interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%.

•	The credit facility termination date was extended to June 5, 2012.

•	The borrowing base calculation was deleted from the agreement.

•	A minimum specified interest coverage ratio covenant was added to the financial covenants.

•	The minimum specified annual net income covenant was replaced with a minimum adjusted EBITDA covenant.

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

As of January 2, 2010, we have entered into operating leases for equipment valued at approximately $0.2 million which has reduced the funds available under this equipment facility to $4.8 million.

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

As of January 2, 2010, we were in compliance with all covenants under the equipment facility.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we intend to consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of January 2, 2010:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
			(In thousands)

Operating leases	$2,641	$4,693	$4,175	$11,133	$22,642
Minimum contractual payments	5,000	7,000	—	—	12,000
Other obligations	464	627	—	—	1,091

Total	$8,105	$12,320	$4,175	$11,133	$35,733

Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on historical and current operations, we believe that we will exceed these minimum contractual obligations in our ordinary course of business. Other obligations consist of software license and services agreement for our home robots division web support.

Off-Balance Sheet Arrangements

As of January 2, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB issued amendments to the accounting and disclosure requirements for business combinations and noncontrolling interests in consolidated financial statements. The amendment to the accounting and disclosure requirements for business combinations will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The amendment to the accounting and disclosure requirements for noncontrolling interests in consolidated financial statements will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These amendments are effective for fiscal years beginning on or after December 15, 2008. We adopted these amendments at the beginning of fiscal 2009 and will change our accounting treatment for business combinations and noncontrolling interests, if any, on a prospective basis.

On April 1, 2009, FASB issued an amendment to the accounting and disclosure requirements for assets acquired and liabilities assumed in a business combination that arise from contingencies. This amendment addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted this amendment on April 1, 2009 and will change our accounting treatment for business combinations, if any, on a prospective basis.

In May 2009, FASB issued an amendment to the accounting and disclosure requirements for subsequent events. This amendment establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This amendment is effective for interim or annual financial periods ending after June 15, 2009. The implementation of this amendment did not impact our consolidated financial statements.

In June 2009, FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of a Qualifying Special Purpose Entity removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. This amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect this amendment to have an impact on our financial position or results of operations.

In June 2009, FASB issued FASB Accounting Standards Codification, or the Codification. The Codification will become the single source for all authoritative Generally Accepted Accounting Principles, or GAAP recognized by FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position or results of operations. We adopted this accounting standard during the three month period ending September 26, 2009.

In September 2009, FASB issued an amendment to the accounting and disclosure requirements for multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. We are currently evaluating the effect that this guidance will have on our financial position and results of operations.

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, We believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. We currently accept orders for home robot products in currencies other than the U.S. dollar and we expect this practice to continue in the future. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.

Interest Rate Sensitivity

At January 2, 2010, we had unrestricted cash and cash equivalents of $71.9 million and short term investments of $5.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of January 2, 2010, all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the Eurodollar rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At January 2, 2010, we had letters of credit outstanding of $2.0 million under our working capital line of credit and $0.2 million outstanding under our equipment financing facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at January 2, 2010 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 19, 2010

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2,	December 27,
	2010	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$71,856	$40,852
Short term investments	4,959	—
Accounts receivable, net of allowance of $90 and $65 at January 2, 2010 and December 27, 2008, respectively	35,171	35,930
Unbilled revenue	1,831	2,014
Inventory	32,406	34,560
Deferred tax assets	8,669	7,299
Other current assets	4,119	3,340

Total current assets	159,011	123,995
Property and equipment, net	20,230	22,929
Deferred tax assets	6,089	4,508
Other assets	14,254	12,246

Total assets	$199,584	$163,678

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,559	$19,544
Accrued expenses	14,384	10,989
Accrued compensation	13,525	6,393
Deferred revenue and customer advances	3,908	2,632

Total current liabilities	62,376	39,558
Long term liabilities	4,014	4,444
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and zero outstanding	—	—
Common stock, $0.01 par value, 100,000,000 and 100,000,000 shares authorized and 25,091,619 and 24,810,736 shares issued and outstanding at January 2, 2010 and December 27, 2008, respectively	251	248
Additional paid-in capital	140,613	130,637
Deferred compensation	(64)	(314)
Accumulated deficit	(7,565)	(10,895)
Accumulated other comprehensive loss	(41)	—

Total stockholders’ equity	133,194	119,676

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$199,584	$163,678

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
	(In thousands, except per share amounts)

Revenue:
Product revenue	$262,199	$281,187	$227,457
Contract revenue	36,418	26,434	21,624

Total revenue	298,617	307,621	249,081

Cost of revenue:
Cost of product revenue(1)	176,631	190,250	147,689
Cost of contract revenue(1)	30,790	23,900	18,805

Total cost of revenue	207,421	214,150	166,494

Gross margin	91,196	93,471	82,587
Operating expenses:
Research and development(1)	14,747	17,566	17,082
Selling and marketing(1)	40,902	46,866	44,894
General and administrative(1)	30,110	28,840	20,919
Litigation and related expenses(2)	—	—	2,341

Total operating expenses	85,759	93,272	85,236

Operating income (loss)	5,437	199	(2,649)
Other income (expense), net	(81)	926	3,151

Income before income taxes	5,356	1,125	502
Income tax expense (benefit)	2,026	369	(8,558)

Net income	$3,330	$756	$9,060

Net income per share
Basic	$0.13	$0.03	$0.37
Diluted	$0.13	$0.03	$0.36
Number of shares used in per share calculations
Basic	24,998	24,654	24,229
Diluted	25,640	25,533	25,501

(1)	Stock-based compensation recorded in 2009, 2008 and 2007 breaks down by expense classification as follows:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
		(In thousands)

Cost of product revenue	$1,127	$753	$692
Cost of contract revenue	575	462	386
Research and development	351	359	377
Selling and marketing	1,410	1,055	1,074
General and administrative	4,099	3,310	2,182

(2)	Consists of costs for litigation relating to lawsuits filed against Robotic FX, Inc. and Jameel Ahed, as well as settlement costs related to ending the litigation. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of this litigation and related settlement.

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Value	Capital	Compensation	Deficit	Loss	Equity	Income

Balance at December 30, 2006	23,790,759	$238	$117,718	$(2,326)	$(20,711)	—	$94,919
Amortization of deferred compensation relating to restricted stock				59			59
Issuance of common stock for exercise of stock options	793,283	8	1,380				1,388
Stock withheld to cover tax withholdings requirements upon exercise of stock options	(110,396)	(1)	(1,587)				(1,588)
Repurchase of restricted stock award	(4,047)						—
Cumulative adjustment to stock based compensation			(836)	836			—
Issuance of restricted stock awards	25,332						—
Tax benefit of excess stock based compensation deduction			1,626				1,626
Amortization of deferred compensation relating to stock options			4,477	175			4,652
Reversal of deferred compensation related to cancelled stock options			(571)	571			—
Director’s deferred compensation			111				111
Net income					9,060		9,060	9,060

Comprehensive Income								$9,060

Balance at December 29, 2007	24,494,931	$245	$122,318	$(685)	$(11,651)	$—	$110,227
Amortization of deferred compensation relating to restricted stock				14			14
Issuance of common stock for exercise of stock options	289,970	3	1,008				1,011
Conversion of deferred compensation	2,906						—
Vesting of restricted stock units	22,929						—
Tax benefit of excess stock based compensation deduction			1,648				1,648
Amortization of deferred compensation relating to stock options			5,602	323			5,925
Reversal of deferred compensation related to cancelled stock options			(34)	34			—
Director’s deferred compensation			95				95
Net income					756		756	756

Comprehensive Income								$756

Balance at December 27, 2008	24,810,736	$248	$130,637	$(314)	$(10,895)	$—	$119,676
Issuance of common stock for exercise of stock options	243,791	3	735				738
Vesting of restricted stock units	42,829						—
Tax benefit of excess stock based compensation deduction			1,873				1,873
Amortization of deferred compensation relating to stock options			7,318	244			7,562
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(5,737)		(76)				(76)
Reversal of deferred compensation related to cancelled stock options			(6)	6			—
Unrealized loss on short term investment						(41)	(41)	(41)
Director’s deferred compensation			132				132
Net income					3,330		3,330	3,330

Comprehensive Income								$3,289

Balance at January 2, 2010	25,091,619	$251	$140,613	$(64)	$(7,565)	$(41)	$133,194

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income	$3,330	$756	$9,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,074	7,029	5,311
Loss on disposal of property and equipment	202	231	48
Stock based compensation	7,562	5,939	4,711
In-process research and development relating to acquisition of Nekton Research LLC	—	200	—
Benefit from deferred tax assets	(3,317)	(1,967)	(10,198)
Non-cash director deferred compensation	132	95	111
Changes in operating assets and liabilities — (use) source
Accounts receivable	759	12,221	(19,171)
Unbilled revenue	183	230	(283)
Inventory	2,154	10,662	(24,332)
Other current assets	(816)	(1,042)	595
Accounts payable	11,015	(25,350)	17,012
Accrued expenses	3,385	3,002	967
Accrued compensation	7,132	1,634	(624)
Deferred revenue	1,276	1,026	1,121
Long-term liabilities	(430)	4,444	—

Net cash provided by (used in) operating activities	40,641	19,110	(15,672)

Cash flows from investing activities:
Additions of property and equipment	(5,038)	(14,817)	(10,352)
Purchase of Nekton Research, LLC, net of cash received	(2,500)	(9,743)	—
Change in other assets	—	—	(2,500)
Purchase of investments	(5,000)	(29,997)	(52,950)
Sales of investments	—	46,547	101,200

Net cash provided by (used in) investing activities	(12,538)	(8,010)	35,398

Cash flows from financing activities:
Borrowings under revolving line of credit	—	5,500	—
Repayment of borrowings under revolving credit line	—	(5,500)	—
Income tax withholding payment associated with stock option exercise	—	—	(1,588)
Income tax withholding payment associated with restricted stock vesting	(76)
Proceeds from stock option exercises	738	1,011	1,388
Tax benefit of excess stock based compensation deductions	2,239	2,006	1,626

Net cash provided by financing activities	2,901	3,017	1,426

Net increase in cash and cash equivalents	31,004	14,117	21,152
Cash and cash equivalents, at beginning of period	40,852	26,735	5,583

Cash and cash equivalents, at end of period	$71,856	$40,852	$26,735

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$60	$41
Cash paid for income taxes	$1,127	$89	$140

Supplemental disclosure of noncash investing and financing activities (in thousands)
During 2009, 2008 and 2007, the Company transferred $2,318, $893 and $1,509 respectively, of inventory to property and equipment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At January 2, 2010 and December 27, 2008, cash equivalents were comprised of money market and savings account funds totaling $63.1 million and $39.5 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of January 2, 2010, and December 27, 2008, investments consisted of:

	January 2,		December 27,
	2010		2008
		Fair		Fair
	Cost	Market Value	Cost	Market Value
		(In thousands)

U.S. Government bond	$5,000	$4,959	$—	$—

As of January 2, 2010, the Company’s investment has a maturity date of March 2012.

Revenue Recognition

The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Under cost-plus-fixed-fee type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
		(In thousands)

Balance at beginning of period	$65	$65	$163
Provision	32	1,005	—
Deduction(*)	(7)	(1,005)	(98)

Balance at end of period	$90	$65	$65

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
		(In thousands)

Balance at beginning of period	$2,770	$441	$554
Provision	2,117	2,622	106
Deduction(*)	(1,174)	(293)	(219)

Balance at end of period	$3,713	$2,770	$441

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

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

Long-Lived Assets, including Purchased Intangible Assets

The Company periodically evaluates the recoverability of long-lived assets, including other purchased intangible assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded during any of the periods presented.

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

Research and Development

Costs incurred in the research and development of the Company’s products, classified as cost of contract and research and development, are expensed as incurred.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use. At January 2, 2010 and December 27, 2008, the Company had $4.9 million and $5.1 million respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.9 million, $0.8 million and $0.7 million of amortization expense for the years ended January 2, 2010, December 27, 2008 and December 29, 2007, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At January 2, 2010 and December 27, 2008 the Company exceeded the insured limit by $79.4 million and $40.4 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 2, 2010 and December 27, 2008, 35% and 26%, respectively, of the Company’s accounts receivable were due from the federal government. For the years ended January 2, 2010, December 27, 2008, and December 29, 2007 revenue from one customer, the federal government, represented 36.9%, 40% and 35% of total revenue, respectively.

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to sell Canadian dollars for United States dollars. The Company’s objective in entering into these contracts was to reduce foreign currency exposure to appreciation or depreciation in the value of its Canadian dollar based accounts receivable balances by partially offsetting a portion of such exposure with gains or losses on the forward contracts.

These foreign currency contracts did not qualify for hedge accounting. Accordingly, the foreign currency forward contracts were marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations. As of January 2, 2010 the Company did not have any foreign currency forward contracts.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the relevant authoritative guidance which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this guidance, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grants). The Company adopted the prospective transition method as provided by this guidance and, accordingly financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with the authoritative guidance in effect at that time.

In a review of its stock-based compensation accounting methodology performed during the second quarter of fiscal 2007, the Company determined that a cumulative adjustment of $0.5 million of incremental stock-based compensation expense, and a balance sheet reclassification of $0.8 million from deferred compensation to additional paid-in capital, were required due to a correction in the application of the relevant authoritative guidance. Upon adoption of this guidance on January 1, 2006, the Company incorrectly valued 259,700 stock options that were granted between the date that it filed its initial Form S-1 registration statement with the Securities and Exchange Commission on July 27, 2005 and the date it became a public company (November 8, 2005). The

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes that this adjustment did not have a material impact to its full year results for 2007. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods. This cumulative adjustment is included in the gross margin and operating expenses for the fiscal year ended December 29, 2007.

Entities that become public companies after June 15, 2005 and used the minimum value method of measuring equity share options and similar instruments as a non-public company for either recognition or pro forma disclosure purposes under previous authoritative guidance must apply the provisions of the current authoritative guidance prospectively to new and/or modified awards after the adoption of this current guidance. Companies should continue to account for any portion of awards outstanding at the date of initial application of the current authoritative guidance using the accounting principles originally applied to those awards. Accordingly, the Company did not record any cumulative effect of a change in accounting principle associated with the adoption of the current authoritative guidance on January 1, 2006.

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.2 million, $0.3 million and $0.2 million for the fiscal years ended January 2, 2010, December 27, 2008 and December 29, 2007, respectively. As of January 2, 2010, the deferred stock-based compensation balance associated with these grants was $0.1 million, which the Company expects to recognize as stock-based compensation expense in 2010.

Under the provisions of the relevant authoritative guidance, the Company recognized $6.3 million of stock-based compensation expense during the fiscal year ended January 2, 2010 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of January 2, 2010 associated with these grants was $10.3 million with a weighted average remaining recognition period of 2.31 years.

On May 29, 2009, the Company completed a one-time stock option exchange program as approved by its stockholders on May 28, 2009. In accordance with the terms and conditions of the stock option exchange program, the Company issued new options to purchase an aggregate of 310,607 shares of the Company’s common stock in exchange for the cancellation of options to purchase an aggregate of 678,850 of the Company’s common stock. The exchange ratios were designed to result in the fair value, for accounting purposes, of the new options being approximately equal to the fair value of the exchanged eligible options to ensure the Company minimized any

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional compensation expense in connection with the stock option exchange program. The Company incurred no additional compensation expense in connection with the program.

The fair value of each option grant for the fiscal years ended January 2, 2010 (excluding the new options issued in conjunction with the stock option exchange program described in the preceding paragraph for which no incremental compensation expense was realized), December 27, 2008 and December 29, 2007 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007

Risk-free interest rate	1.45% — 2.50%	2.24% — 3.45%	3.23% — 4.90%
Expected dividend yield	—	—	—
Expected life	3.50 — 4.75 years	3.50 — 4.75 years	3.50 — 4.75 years
Expected volatility	55.0% — 56.5%	55.0%	50.0% — 55.0%

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under the relevant authoritative guidance, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, the Company performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop expected volatility assumptions.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended January 2, 2010 was $4.91, excluding the new options issued in conjunction with the stock option exchange program for which no incremental compensation expense was realized.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 30, 2006	3,499,710	$8.34
Granted	812,778	17.33
Exercised	(793,283)	1.75
Canceled	(273,117)	7.29

Outstanding at December 29, 2007	3,246,088	$12.29
Granted	1,007,660	14.58
Exercised	(289,970)	3.49
Canceled	(439,847)	15.71

Outstanding at December 27, 2008	3,523,931	$13.24
Granted	941,406	11.09
Exercised	(243,791)	3.02
Canceled	(824,918)	19.89

Outstanding at January 2, 2010	3,396,628	$11.77	5.14 years	$21.6 million

Vested and expected to vest at January 2, 2010	3,242,185	$11.73	5.12 years	$20.8 million
Exercisable as of January 2, 2010	1,672,157	$10.99	4.72 years	$12.5 million
Weighted average fair value of options granted during the fiscal year ended January 2, 2010		$3.30
Options available for future grant at January 2, 2010	3,124,979

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on January 2, 2010 of $17.60 and the exercise price of the underlying option.

During fiscal years 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $2.0 million, $3.2 million and $11.7 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 2, 2010:

		Options Outstanding
		Weighted Average			Options Exercisable
	Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 0.55 - $ 2.78	447,330	4.16	years	$2.36	447,330	$2.36
4.60 - 4.96	382,355	5.13		4.88	296,870	4.88
5.66 - 9.08	483,099	6.12		8.46	43,154	6.79
11.55 - 12.50	347,869	4.80		12.36	12,625	11.55
12.82 - 14.05	549,325	5.86		13.61	168,950	13.95
14.09 - 15.38	359,460	5.43		14.57	130,644	14.55
15.84 - 17.13	369,679	4.18		16.44	256,730	16.41
17.40 - 24.00	433,561	5.17		21.26	293,521	21.64
24.88 - 27.22	22,125	2.78		26.93	20,590	26.95
27.80 - 27.80	1,825	3.24		27.80	1,743	27.80

$ 0.55 - $27.80	3,396,628	5.14	years	$11.77	1,672,157	$10.99

The table below summarizes activity relating to restricted stock awards:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 30, 2006	48,999	$2.77
Granted	25,332	16.03
Vested	(24,500)	2.77
Forfeited	(4,047)	2.77

Outstanding at December 29, 2007	45,784	$10.11
Granted	—	—
Vested	(29,038)	6.69
Forfeited	—	—

Outstanding at December 27, 2008	16,746	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at January 2, 2010	11,164	$16.03

During the fiscal year ended January 2, 2010, the Company recognized $0.1 million of stock based compensation expense associated with restricted stock awards. As of January 2, 2010, the unamortized fair value of all restricted stock awards was $0.1 million which the Company expects to recognize as stock-based compensation expense in 2010.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 30, 2006	—	$—
Granted	24,780	19.05
Vested	—	—
Forfeited	(333)	18.74

Outstanding at December 29, 2007	24,447	$19.05
Granted	168,547	15.40
Vested	(22,929)	17.64
Forfeited	(1,349)	18.02

Outstanding at December 27, 2008	168,716	$15.60
Granted	183,139	9.94
Vested	(46,162)	15.09
Forfeited	(4,469)	16.23

Outstanding at January 2, 2010	301,224	$12.23

During the fiscal year ended January 2, 2010, the Company recognized $1.0 million of stock based compensation expense associated with restricted stock units. As of January 2, 2010, the unamortized fair value of all restricted stock units was $3.2 million. The Company expects to recognize associated stock-based compensation expense of $1.1 million, $1.0 million, $0.8 million and $0.3 million in 2010, 2011, 2012 and 2013, respectively.

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended January 2, 2010, December 27, 2008 and December 29, 2007 advertising expense totaled $7.0 million, $11.6 million and $15.9 million, respectively.

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007

Net income	$3,330	$756	$9,060

Weighted average shares outstanding	24,998	24,654	24,229
Dilutive effect of employee stock options and restricted shares	642	879	1,272

Diluted weighted average shares outstanding	25,640	25,533	25,501

Basic income per share	$0.13	$0.03	$0.37
Diluted income per share	$0.13	$0.03	$0.36

Potentially diluted securities representing approximately 2.3 million, 2.1 million and 1.5 million shares of common stock for the fiscal years ended January 2, 2010, December 27, 2008 and December 29, 2007, respectively,

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

Effective December 31, 2006, the Company adopted the relevant authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The impact of adoption on the Company’s opening balance of retained earnings was zero. As of the beginning of fiscal year 2009, the Company had no material unrecognized tax benefits and no material unrecognized tax benefits were recorded in the fiscal year ended January 2, 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of January 2, 2010, December 27, 2008 or December 29, 2007.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2006, although carryforward attributes that were generated prior to fiscal year 2006 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates.

In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their ability to realize given the shorter expiration period associated with these state deferred tax assets and the generation of state tax credits in excess of the state tax liability. At January 2, 2010, the Company has total deferred tax assets of $18.6 million and a valuation allowance of $3.8 million resulting in a net deferred tax asset of $14.8 million.

Comprehensive Income

Comprehensive income includes unrealized losses on certain investments. The differences between net income and comprehensive income were as follows:

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008

Net income, as reported	$3,330	$756
Unrealized losses on investments	(41)	—

Total comprehensive income	$3,289	$756

Fair Value Measurements

The Company has adopted the authoritative guidance for fair value measurement as of December 30, 2007, for financial instruments. Although the adoption of this guidance did not materially impact its financial condition,

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s assets measured at fair value on a recurring basis at January 2, 2010, were as follows:

	Fair Value Measurements as of January 2, 2010
Description	Level 1	Level 2	Level 3
		(In thousands)

Assets:
Money Market Accounts	$20,077	$—	$—
Investment in U.S. Government bonds	—	4,959	—

Total assets measured at fair value	$20,077	$4,959	$—

The bond investment is valued based on observable market values as of the Company’s reporting date and is included in level 2 inputs. The bond investment is recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investment is included in short term investments in its consolidated balance sheet.

The Company’s assets measured at fair value on a recurring basis at December 27, 2008, were as follows:

	Fair Value Measurements as of December 27, 2008
Description	Level 1	Level 2	Level 3
		(In thousands)

Assets:
Money Market Accounts	$39,512	$—	$—
Foreign Currency forward contracts	—	(55)	—

Total assets measured at fair value	$39,512	(55)	$—

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in level 2 inputs. The Company uses these derivative instruments to mitigate foreign currency receivable transactions exposure. All contracts are recorded at fair value and marked to market at the end of each reporting period and realized and unrealized gains and losses are included in net income for that period. The fair value of the Company’s foreign currency forward contracts was included in receivables in its consolidated balance sheet.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure requirements for business combinations and noncontrolling interests in consolidated financial statements. The amendment to the accounting and disclosure requirements for business combinations will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent periods. The amendment to the accounting and disclosure requirements for noncontrolling interests in consolidated financial statements will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These amendments are effective for fiscal years beginning on or after December 15, 2008. The Company adopted these amendments at the beginning of fiscal 2009 and will change its accounting treatment for business combinations and noncontrolling interests, if any, on a prospective basis.

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

In September 2009, FASB issued an amendment to the accounting and disclosure requirements for multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventory

Inventory consists of the following at:

	January 2,	December 27,
	2010	2008
	(In thousands)

Raw materials	$3,735	$3,443
Work in process	687	746
Finished goods	27,984	30,371

	$32,406	$34,560

4.	Property and Equipment

Property and equipment consists of the following at:

	January 2,	December 27,
	2010	2008
	(In thousands)

Computer and equipment	$12,789	$11,307
Furniture	1,656	1,669
Machinery	1,517	1,502
Tooling	3,723	6,454
Leasehold improvements	12,579	12,359
Software purchased for internal use	4,858	5,082

	37,122	38,373
Less: accumulated depreciation	16,892	15,444

	$20,230	$22,929

Depreciation expense for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $7.5 million, $6.9 million, and $5.3 million, respectively.

5.	Other Assets

Other assets consists of the following at:

	January 2,	December 27,
	2010	2008
	(In thousands)

Goodwill and intangible assets, net	$11,754	$9,746
Investment in Advanced Scientific Concepts, Inc.	2,500	2,500

	$14,254	$12,246

Goodwill and Intangible assets are the result of the acquisition of Nekton Research, LLC (“Nekton”), See Notes 13 and 14 to the Consolidated Financial Statements for a more detailed discussion of the Goodwill and intangible assets, net.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. This investment is accounted for at cost utilizing the cost method. The Company regularly monitors this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

6.	Accrued Expenses

Accrued expenses consist of the following at:

	January 2,	December 27,
	2010	2008
	(In thousands)

Accrued warranty	$6,105	$5,380
Accrued direct fulfillment costs	1,836	1,236
Accrued rent	532	470
Accrued sales commissions	472	801
Accrued accounting fees	401	376
Accrued income taxes	2,177	248
Accrued other	2,861	2,478

	$14,384	$10,989

7.	Revolving Line of Credit

The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under its credit facility is the lesser of: (a) $45.0 million or (b) amounts available pursuant to a borrowing base calculation determined pursuant to the terms and conditions of the credit facility. As of January 2, 2010, $43.0 million was available for borrowing. The interest on loans under the credit facility will accrue, at the Company’s election, at either (i) Bank of America’s prime rate minus 1% or (ii) the Eurodollar rate plus 1.25%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2010.

As of January 2, 2010, the Company had letters of credit outstanding of $2.0 million under its working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company’s stock, and consolidate or merge with other entities.

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

As of January 2, 2010, the Company was in compliance with all covenants under its credit facility.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 12, 2010, the Company entered into an agreement to amend its credit facility, including the following changes:

•	The amount available for borrowing was reduced to $40 million.

•	Under the amended agreement, the interest on loans under the Company’s credit facility will accrue, at its election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%.

•	The credit facility termination date was extended to June 5, 2012.

•	The borrowing base calculation was deleted from the agreement.

•	A minimum specified interest coverage ratio covenant was added to the financial covenants.

•	The minimum specified annual net income covenant was replaced with a minimum adjusted EBITDA covenant.

8.	Common Stock

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

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of January 2, 2010, there were 3,124,979 shares available for future grant under the 2005 Plan.

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

On September 25, 2009, in connection with his employment, the Company granted the president of its newly-created healthcare business unit a stock option exercisable for 100,000 shares of the Company’s common stock at the closing price of $12.82 and 25,000 restricted stock units. The stock option will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 26, 2009, each of the Company’s eight non-employee board members was issued an annual grant of 10,000 stock options with an exercise price pre share of $13.46. These stock options will vest 100% on the first anniversary of the grant date.

On April 24, 2009, in connection with his employment, the Company granted the president of its home robots division a stock option exercisable for 150,000 shares of the Company’s common stock at the closing price of $9.80 and 35,000 restricted stock units. The stock option will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.

10.	Income Taxes

The components of income tax expense were as follows:

	2009	2008	2007
	(In thousands)

Current
Federal	$5,019	$2,137	$1,450
State	369	231	187
Foreign	42	10	3

Total current tax provision	5,430	2,378	1,640
Deferred
Federal	(3,404)	(2,009)	(10,198)

Total income tax provision (benefit)	$2,026	$369	$(8,558)

No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

During the quarter ending January 2, 2010, the Company recorded an out-of-period adjustment in the income tax provision of $0.2 million to correct an error with respect to the earnings of the Company’s India subsidiary. The Company believes that this adjustment did not have a material impact to its full year 2009 results. In addition, management does not believe the adjustment is material to the amounts reported by the Company in previous periods.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets are as follows at January 2, 2010 and December 27, 2008:

	2009	2008
	(In thousands)

Net deferred tax assets
Current net deferred tax assets
Reserves and accruals	$9,922	$8,372
Valuation allowance	(1,253)	(1,073)

Total current net deferred tax assets	8,669	7,299

Non-current net deferred tax assets
Capital loss carryforwards	99	99
Tax credits	1,450	2,119
Fixed assets	1,398	1,256
Stock based compensation	5,757	3,413
Valuation allowance	(2,615)	(2,379)

Total non-current net deferred tax assets	6,089	4,508

Total net deferred tax assets	$14,758	$11,807

The gross deferred tax assets as of January 2, 2010 and December 27, 2008 were $18.6 million and $15.3 million, respectively.

In 2007, the Company made the determination that the realization of certain deferred tax assets was more likely than not based on future projections of taxable income. The Company released the valuation allowance associated with these assets and recorded a income statement benefit of $10.2 million in fiscal 2007. The valuation allowance as of January 2, 2010 relates to all state deferred tax assets, including state credits, and state net operating losses.

As of December 27, 2008, the Company has utilized all of its available net operating loss carryforwards for federal and state purposes. As of January 2, 2010, the Company does possess research and development credits carryforwards to offset future federal and state taxes of $0.7 million and $2.2 million respectively, and investment tax credit carryforwards to offset future state taxes of $0.6 million, which expire at various dates from 2012 to 2024. As of December 27, 2008, the Company possessed research and development credits carryforwards to offset future federal and state taxes of $2.9 million and $2.2 million, respectively, and investment tax credit carryforwards to offset future state taxes of $0.7 million. Under the Internal Revenue Service Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2009	2008	2007
	(In thousands)

Expected federal income tax	$1,991	$382	$171
Permanent items	125	127	91
State taxes	94	(690)	301
Credits	(367)	(494)	(1,148)
Non deductible stock compensation	259	189	276
Conversion of incentive stock options(1)	(346)	—	—
Other	111	16	(115)
Increase (decrease) in valuation allowance	159	839	(8,134)

	$2,026	$369	$(8,558)

(1)	The Company recorded a discrete benefit from the conversion of incentive stock options to non-qualified stock options as a result of its stock option exchange program which concluded in the second fiscal quarter of 2009.

At January 2, 2010, the Company had no material unrecognized tax benefits. Additionally, there were no accrued interest or penalties as of January 2, 2010, December 27, 2008 or December 29, 2007.

11.	Commitments and Contingencies

Legal

On August 17, 2007, the Company filed a lawsuit in Massachusetts Superior Court against Robotic FX, Inc. and Jameel Ahed alleging, among other things, misappropriation of trade secrets and breach of contract, and seeking both injunctive and monetary relief. The case was subsequently removed to the United States District Court for the District of Massachusetts. On November 2, 2007, the court issued a preliminary injunction, and on December 21, 2007 issued a permanent injunction, against Robotic FX, Inc. and Mr. Ahed preventing the sale of products using certain of the Company’s trade secrets, including the Robotic FX Negotiator product.

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

The cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.4 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions. The Company paid $0.1 million to Mr. Ahed during the fiscal year ended January 2, 2010. These contingent payments will continue to be expensed, when and if earned.

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for fiscal 2009, 2008 and 2007 amounted to $3.9 million, $3.8 million, and $2.1 million, respectively. The Company recorded $0.7 million of expense in the fiscal year ended December 27, 2008 for remaining lease commitments, net of estimated sublease

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, at its former corporate headquarters in Burlington, MA. Future minimum rental payments under operating leases were as follows as of January 2, 2010:

Operating
Leases

2010	$2,642
2011	2,439
2012	2,254
2013	2,087
2014	2,087
Thereafter	11,133

Total minimum lease payments	$22,642

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 2, 2010 and December 27, 2008, respectively.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
		(In thousands)

Balance at beginning of period	$5,380	$2,491	$2,462
Provision	4,870	7,728	6,649
Warranty usage(*)	(4,145)	(4,839)	(6,620)

Balance at end of period	$6,105	$5,380	$2,491

(*)	Warranty usage includes the pro rata expiration of product warranties not utilized.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods.

The Company continually evaluates whether it has established a nexus in new jurisdictions with respect to sales tax. The Company has recorded a liability for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to establish a nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

12.	Employee Benefits

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the “Retirement Plan”). All Company employees, with the exception of temporary, contract and international employees are eligible to participate in the Retirement Plan after satisfying age and length of service requirements prescribed by the plan. Under the Retirement Plan, employees may make tax-deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.

The Company elected to make a matching contribution of approximately $1.2 million, $0.9 million and $0.8 million for the plan years ended January 2, 2010, December 27, 2008 and December 29, 2007 (“Plan-Year 2008,” “Plan-Year 2007” and “Plan-Year 2006”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2009, Plan-Year 2008 and Plan-Year 2007 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2009 is included in accrued compensation.

13.	Acquisition of Nekton Research, LLC

In September 2008 the Company acquired Nekton, an unmanned underwater robot technology company based in Raleigh, North Carolina. The Company acquired Nekton for a purchase price of $10 million, consisting primarily of cash and direct acquisition costs, with the potential for additional consideration up to $5 million based on the achievement of certain business and financial milestones. In connection with the acquisition, the Company assumed $0.1 million in net liabilities, and initially recorded $4.5 million of intangible assets and $5.4 million of goodwill. Approximately $0.2 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition. In December 2009, $2.5 million of additional consideration was paid and recorded as goodwill, under the earn-out provisions of the original agreement, bringing the total goodwill recorded for this acquisition to $7.9 million. There will be no additional consideration paid in connection with this acquisition.

The consolidated financial statements for the year ended December 27, 2008 include the results of operations of Nekton commencing as of September 8, 2008, the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

14.	Goodwill and other intangible assets

The carrying amount of the goodwill at January 2, 2010 of $7.9 million is from the acquisition of Nekton completed in September 2008. In October 2009, the Company completed its annual goodwill impairment test and did not identify any goodwill impairment.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

Intangible assets at January 2, 2010 and December 27, 2008 consisted of the following:

	January 2, 2010			December 27, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
		(In thousands)			(In thousands)

Completed technology	$3,700	$496	$3,204	$3,700	$124	$3,576
Research contracts	100	64	36	100	16	84
Tradename	700	96	604	700	24	676

Total	$4,500	$656	$3,844	$4,500	$164	$4,336

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no goodwill or intangible assets at December 29, 2007.

Amortization expense related to acquired intangible assets was $492,000 and $164,000 for the fiscal years ended January 2, 2010 and December 27, 2008. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)

2010	480
2011	444
2012	444
2013	444
2014	444

Total	$2,256

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	January 2,	December 27,	December 29,
	2010	2008	2007
	(In thousands)

Revenue:
Home Robots	$165,860	$173,602	$144,483
Government & Industrial	132,757	134,019	104,598

Total revenue	298,617	307,621	249,081

Cost of revenue:
Home Robots	112,429	123,833	97,878
Government & Industrial	94,992	90,317	68,616

Total cost of revenue	207,421	214,150	166,494

Gross margin:
Home Robots	53,431	49,769	46,605
Government & Industrial	37,765	43,702	35,982

Total gross margin	91,196	93,471	82,587

Research and development	14,747	17,566	17,082
Selling and marketing	40,902	46,866	44,894
General and administrative	30,110	28,840	20,919
Litigation and related expenses	—	—	2,341
Other income (expense), net	(81)	926	3,151
Income before income taxes	$5,356	$1,125	$502

As of January 2, 2010, goodwill of $7.9 million and purchased intangible assets, net of $3.8 million recorded in conjunction with the acquisition of Nekton in September 2008, as well as the $2.5 million investment in Advanced Scientific Concepts, Inc., are directly associated with the government and industrial division. Other long lived assets are not directly attributable to individual business segments.

Geographic Information

For the fiscal years ended January 2, 2010 and December 27, 2008, sales to non-U.S. customers accounted for 33.3% and 23.4% of total revenue, respectively. For the year ended January 2, 2010, sales to non-U.S. customers in any single country did not account for more than 10% of total revenue.

Significant Customers

For the fiscal years ended January 2, 2010 and December 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 36.9% and 40.3% of total revenue, respectively.

16.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 29,	June 28,	September 27,	December 27,	March 28,	June 27,	September 26,	January 2,
	2008	2008	2008	2008	2009	2009	2009	2010
	(In thousands, except per share amounts)

Revenue	$57,302	$67,202	$92,415	$90,702	$56,936	$61,340	$78,619	$101,722
Gross margin	15,360	16,468	28,930	32,713	16,206	16,409	24,195	34,386
Net income (loss)	(4,005)	(4,513)	3,852	5,422	(1,787)	(2,609)	2,594	5,132
Diluted earnings (loss) per share	$(0.16)	$(0.18)	$0.15	$0.21	$(0.07)	$(0.10)	$0.10	$0.20

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

The Company has evaluated subsequent events through February 19, 2010, which represents the filing date of this Form 10-K with the SEC. As of February 19, 2010, there were no subsequent events which required recognition or disclosure.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of January 2, 2010, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 2, 2010 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 12, 2010, we entered into a Third Amendment to Credit Agreement, or the Amendment, to our unsecured revolving credit facility with Bank of America, N.A. dated June 5, 2007. The Amendment provides for, among other things:

•	The reduction of the amount available for borrowing under the credit facility to $40 million;

•	The revision of the interest rate on loans under our credit facility to, at our election, either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%;

•	The extension of the credit facility termination date to June 5, 2012;

•	The deletion of the borrowing base calculation from the credit agreement;

•	The addition of a minimum specified interest coverage ratio covenant; and

•	The replacement of the minimum specified annual net income covenant with a minimum adjusted EBITDA covenant.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.30 hereto, and is incorporated herein by reference. In connection with the Amendment, we entered into a Second Amendment to Note to that certain Note dated June 5, 2007 executed by us in favor of Bank of America, N.A., which is filed as Exhibit 10.31 hereto.

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, President — Government and Industrial Robots Division, Glen Weinstein, Senior Vice President, General Counsel and Secretary, and Helen Greiner, Director) of the Company have entered into a trading plan (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 2, 2010 and December 27, 2008

Consolidated Statements of Operations for the Years ended January 2, 2010, December 27, 2008, and December 29, 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended January 2, 2010, December 27, 2008, and December 29, 2007

Consolidated Statements of Cash Flows for the Years ended January 2, 2010, December 27, 2008, and December 29, 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)

Exhibit
Number		Description

10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.7*	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10	.8†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2009 and incorporated by reference herein)
10	.9†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.10†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.11(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.12(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.13†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10	.14#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.15†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.16		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.17		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.18		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.19#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.20†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10	.21†	Transitional Services and Departure Agreement by and between the Registrant and Geoffrey P. Clear, dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10.22		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.23		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)

Exhibit
Number		Description

10.24		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10	.25†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.26†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.27		Amendment No. 1 to the Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of May 15, 2008 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.28†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.29†	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2008 and incorporated by reference herein)
10	.30*	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010
10	.31*	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle
Chairman of the Board,
Chief Executive Officer and Director

Date: February 19, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 19, 2010.

Signature	Title(s)

/s/ Colin M. Angle Colin M. Angle	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John Leahy John Leahy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Alison Dean Alison Dean	Senior Vice President, Corporate Finance (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

/s/ Andrea Geisser Andrea Geisser	Director

/s/ George C. McNamee George C. McNamee	Director

Signature	Title(s)

/s/ Helen Greiner Helen Greiner	Director

/s/ Peter Meekin Peter Meekin	Director

/s/ Paul J. Kern Paul J. Kern	Director

/s/ Paul Sagan Paul Sagan	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.7*	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended
10	.8†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2009 and incorporated by reference herein)
10	.9†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.10†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.11(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.12(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.13†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10	.14#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.15†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.16		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.17		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.18		Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of June 13, 2007 and Addendum to Master Loan and Security Agreement between the Registrant and Banc of America Leasing Capital, LLC, dated as of June 19, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

Exhibit
Number		Description

10	.19#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.20†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10	.21†	Transitional Services and Departure Agreement by and between the Registrant and Geoffrey P. Clear, dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10.22		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.23		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.24		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10	.25†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.26†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.27		Amendment No. 1 to the Master Loan and Security Agreement between the Registrant and Banc of America Leasing and Capital, LLC, dated as of May 15, 2008 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.28†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.29†	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2008 and incorporated by reference herein)
10	.30*	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010
10	.31*	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith