Form 10-Q
period 2010-04-03
IROBOT CORP
filed 2010-05-07
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 3, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2010 was 25,182,035.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 3, 2010
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$62,857	$71,856
Short term investments	22,492	4,959
Accounts receivable, net of allowance of $90 at April 3, 2010 and January 2, 2010	26,079	35,171
Unbilled revenue	3,291	1,831
Inventory	29,868	32,406
Deferred tax assets	8,669	8,669
Other current assets	3,350	4,119

Total current assets	156,606	159,011
Property and equipment, net	20,525	20,230
Deferred tax assets	5,982	6,089
Other assets	14,131	14,254

Total assets	$197,244	$199,584

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,491	$30,559
Accrued expenses	14,343	14,384
Accrued compensation	6,303	13,525
Deferred revenue and customer advances	1,976	3,908

Total current liabilities	52,113	62,376
Long term liabilities	3,906	4,014
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000 shares authorized and zero outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 25,151,817 and 25,091,619 issued and outstanding at April 3, 2010 and January 2, 2010, respectively	252	251
Additional paid-in capital	142,476	140,613
Deferred compensation	(18)	(64)
Accumulated deficit	(1,397)	(7,565)
Accumulated other comprehensive loss	(88)	(41)

Total stockholders’ equity	141,225	133,194

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$197,244	$199,584

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 3,	March 28,
	2010	2009
Revenue:
Product revenue	$86,111	$49,691
Contract revenue	8,819	7,245

Total revenue	94,930	56,936

Cost of revenue:
Cost of product revenue (1)	55,600	33,439
Cost of contract revenue (1)	6,613	7,291

Total cost of revenue	62,213	40,730

Gross margin	32,717	16,206

Operating expenses:
Research and development (1)	4,499	3,578
Selling and marketing (1)	9,644	8,966
General and administrative (1)	8,476	7,130

Total operating expenses	22,619	19,674

Operating income (loss)	10,098	(3,468)
Other income (expense), net	29	(299)

Income (loss) before income taxes	10,127	(3,767)
Income tax expense (benefit)	3,959	(1,980)

Net income (loss)	$6,168	$(1,787)

Net income (loss) per share
Basic	$0.25	$(0.07)
Diluted	$0.24	$(0.07)
Number of shares used in calculations per share
Basic	25,125	24,902
Diluted	26,067	24,902

(1)	Total stock-based compensation recorded in the three months ended April 3, 2010 and March 28, 2009 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Cost of product revenue	$332	$213
Cost of contract revenue	126	163
Research and development	32	(3)
Selling and marketing	356	317
General and administrative	1,044	912
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 3,	March 28,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,168	$(1,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,838	1,914
Loss on disposal of property and equipment	45	15
Stock-based compensation	1,890	1,602
Non-cash director deferred compensation	33	33
Changes in operating assets and liabilities — (use) source
Accounts receivable	9,092	12,738
Unbilled revenue	(1,460)	(1,119)
Inventory	2,538	3,818
Other assets	753	(1,162)
Accounts payable	(1,068)	(417)
Accrued expenses	(41)	(258)
Accrued compensation	(7,222)	(1,022)
Deferred revenue	(1,932)	86
Long term liabilities	(108)	(107)

Net cash provided by operating activities	10,526	14,334

Cash flows from investing activities:
Additions of property and equipment	(2,039)	(776)
Purchases of investments	(17,580)	—

Net cash used in investing activities	(19,619)	(776)

Cash flows from financing activities:
Proceeds from stock option exercises	104	327
Income tax withholding payment associated with restricted stock vesting	(159)	—
Tax benefit of excess stock-based compensation deductions	149	—

Net cash provided by financing activities	94	327

Net increase (decrease) in cash and cash equivalents	(8,999)	13,885
Cash and cash equivalents, at beginning of period	71,856	40,852

Cash and cash equivalents, at end of period	$62,857	$54,737

Supplemental disclosure of cash flow information:
Cash paid for income taxes	2,473	435
Supplemental disclosure of noncash investing and financing activities:
     During the three months ended April 3, 2010 and March 28, 2009, the Company transferred $532 and $267, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of April 3, 2010 and for the three months ended April 3, 2010 and March 28, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on February 19, 2010.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of April 3, 2010 and results of operations and cash flows for the periods ended April 3, 2010 and March 28, 2009 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
     Accounting for Share-Based Payments
     The Company accounts for share-based payments to employees, including grants of employee stock options and awards in the form of restricted shares and restricted stock units by establishing the fair value of each option grant using the Black-Scholes option-pricing model and the fair value of awards based on stock price at the time of grant. The fair value of share-based payments is recorded by the Company as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the underlying grants and awards. The Company’s share-based payment awards are accounted for as equity instruments.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
     Net Income (Loss) Per Share
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net income (loss)	$6,168	$(1,787)

Weighted average shares outstanding	25,125	24,902
Dilutive effect of employee stock options and restricted shares	942	—

Diluted weighted average shares outstanding	26,067	24,902

Basic income (loss) per share	$0.25	$(0.07)
Diluted income (loss) per share	$0.24	$(0.07)
     Potentially dilutive securities representing approximately 0.8 million and 3.2 million shares of common stock for the three month periods ended April 3, 2010 and March 28, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. At April 3, 2010, the Company has total deferred tax assets of $18.5 million and a valuation allowance of $3.8 million resulting in a net deferred tax asset of $14.7 million.
     The Company recorded $4.0 million of income tax expense and $2.0 million of income tax benefit for the three months ended April 3, 2010 and March 28, 2009, respectively. The projected annual effective tax rates for income taxes were 39% and 52% at April 3, 2010 and March 28, 2009, respectively.
     Comprehensive Income
     Comprehensive income includes unrealized losses on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net income, as reported	$6,168	$(1,787)
Unrealized losses on investments	(47)	—

Total comprehensive income (loss).	$6,121	$(1,787)

     Fair Value Measurements
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The Company’s assets measured at fair value on a recurring basis at April 3, 2010, were as follows:

	Fair Value Measurements as of April 3, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money Market Accounts	$56,722	$—	$—
Investment in bonds	—	22,492	—

Total assets measured at fair value	$56,722	$22,492	$—
     The Company’s assets measured at fair value on a recurring basis at January 2, 2010, were as follows:

	Fair Value Measurements as of January 2, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money Market Accounts	$20,077	$—	$—
Investment in bonds	—	4,959	—

Total assets measured at fair value	$20,077	$4,959	$—
     In each table above, the bond investments are valued based on observable market inputs as of the Company’s reporting date and are included in Level 2 inputs. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income (loss) for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a Qualifying Special Purpose Entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this amendment did not impact the Company’s consolidated financial statements.
     In January 2010, FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The Company adopted the updated guidance at the

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
beginning of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. The Company will adopt the remaining guidance at the beginning of fiscal 2011. The adoption of the required guidance did not have an impact on the Company’s financial position, results of operations, or disclosures. The Company does not expect that the adoption of the remaining guidance will have an impact on its financial position, results of operations, or disclosures.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	April 3,	January 2 ,
	2010	2010
	(In thousands)
Raw materials	$6,914	$3,735
Work in process	10	687
Finished goods	22,944	27,984

	$29,868	$32,406

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of April 3, 2010, there were 2,320,139 shares available for future grant under the 2005 Plan.
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
     On April 2, 2010, in connection with the appointment of a new member to its board of directors, the Company granted a stock option exercisable for 40,000 shares of the Company’s common stock. On April 2, 2010, in connection with his employment, the Company granted a senior vice president of product development a stock option exercisable for 80,000 shares of the Company’s common stock and 20,000 restricted stock units. Additionally, on April 2, 2010, the Company granted to certain employees, including executive officers, an annual merit grant of stock options totaling 520,750 shares of the Company’s common stock and 185,650 restricted stock units. Each of the above stock options have a per share exercise price of $14.52, the closing price of the Company’s common stock on NASDAQ on April 2, 2010. The stock options will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
5. Accrued Expenses
     Accrued expenses consist of the following:

	April 3,	January 2,
	2010	2010
	(In thousands)
Accrued warranty	$6,840	$6,105
Accrued direct fulfillment costs	698	1,836
Accrued rent	547	532
Accrued sales commissions	301	472
Accrued accounting fees	317	401
Accrued income taxes	3,193	2,177
Accrued other	2,447	2,861

	$14,343	$14,384

6. Commitments and Contingencies
     Lease Obligations
     Rental expense under operating leases for the three months ended April 3, 2010 and March 28, 2009 amounted to $0.9 million and $1.0 million, respectively. Future minimum rental payments under operating leases were as follows as of April 3, 2010:

Operating
Leases
(In thousands)
Remainder of 2010	$2,030
2011	2,467
2012	2,254
2013	2,087
2014	2,087
Thereafter	11,133

Total minimum lease payments	$22,058

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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2010 and January 2, 2010, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	April 3,	March 28,
	2010	2009
	(In thousands)
Balance at beginning of period	$6,105	$5,380
Provision	1,500	854
Warranty usage(1)	(765)	(1,250)

Balance at end of period	$6,840	$4,984

(1)	Warranty usage includes the expiration of product warranties unutilized.
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
Notes To Consolidated Financial Statements — Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and loss before income taxes:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Revenue:
Home Robots	$52,547	$32,823
Government & Industrial	42,383	24,113

Total revenue	94,930	56,936

Cost of revenue:
Home Robots	32,565	22,671
Government & Industrial	29,648	18,059

Total cost of revenue	62,213	40,730

Gross margin:
Home Robots	19,982	10,152
Government & Industrial	12,735	6,054

Total gross margin	32,717	16,206

Research and development	4,499	3,578
Selling and marketing	9,644	8,966
General and administrative	8,476	7,130
Other income (expense), net	29	(299)

Income (loss) before income taxes	$10,127	$(3,767)

Geographic Information
     For the three months ended April 3, 2010 and March 28, 2009, sales to non-U.S. customers accounted for 44.0% and 35.7% of total revenue, respectively.
     Significant Customers
     For the three months ended April 3, 2010 and March 28, 2009, U.S. federal government orders, contracts and subcontracts accounted for 27.3% and 36.2% of total revenue, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements — Continued
(unaudited)
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at April 3, 2010 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008. In October 2009, the Company completed its annual goodwill impairment test and did not identify any goodwill impairment.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at April 3, 2010 and January 2, 2010 consisted of the following:

	April 3, 2010			January 2, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(In thousands)
Completed technology	$3,700	$589	$3,111	$3,700	$496	$3,204
Research contracts	100	76	24	100	64	36
Tradename	700	114	586	700	96	604

Total	$4,500	$779	$3,721	$4,500	$656	$3,844

     Amortization expense related to acquired intangible assets was $123,000 for both the three months ended April 3, 2010 and March 28, 2009. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2010	$357
2011	444
2012	444
2013	444
2014	444

Total	$2,133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2010, which has been filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots,the Small Unmanned Ground Vehicle, Seaglider, Negotiator, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 2, 2010, as well as elsewhere in this Quarterly Report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
     iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our Negotiator ground robot performs multi-purpose tasks for local police and first responders. Our 1Ka Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration. These certifications enable us to service our military products and services.
     As of April 3, 2010, we had 566 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three month periods ended April 3, 2010 and March 28, 2009:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Revenue
Product revenue	90.7%	87.3%
Contract revenue	9.3	12.7

Total revenue	100.0	100.0

Cost of revenue
Cost of product revenue	58.5	58.7
Cost of contract revenue	7.0	12.8

Total cost of revenue	65.5	71.5

Gross margin	34.5	28.5

Operating expenses
Research and development	4.7	6.3
Selling and marketing	10.2	15.8
General and administrative	8.9	12.5

Total operating expenses	23.8	34.6

Operating income (loss)	10.7	(6.1)
Other income (expense), net	—	(0.5)

Income (loss) before income taxes	10.7	(6.6)
Income tax expense (benefit)	4.2	(3.5)

Net income (loss)	6.5%	(3.1)%

Comparison of Three Months Ended April 3, 2010 and March 28, 2009
Revenue

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total revenue	$94,930	$56,936	$37,994	66.7%
     Total revenue for the three months ended April 3, 2010 increased to $94.9 million, or 66.7%, compared to $56.9 million for the three months ended March 28, 2009. Revenue increased approximately $19.7 million, or 60.1%, in our home robots division and increased approximately $18.3 million, or 75.8%, in our government and industrial division.
     The $19.7 million increase in revenue from our home robots division for the three months ended April 3, 2010 was driven by a 56.8% increase in units shipped and a 5.5% increase in net average selling price as compared to the three months ended March 28, 2009. Total home robots shipped in the three months ended April 3, 2010 were 287,000 units compared to 183,000 units in the three months ended March 28, 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the three months ended April 3, 2010, international home robot revenue increased $19.0 million and domestic home robot revenue increased $0.7 million as compared to the three months ended March 28, 2009. Home robot division revenue from international customers was 69% of total home robot division revenue in the three month period ending April 3, 2010 as compared to 53% in the three month period ending March 28, 2009.
     The $18.3 million increase in revenue from our government and industrial division was driven by a $13.1 million increase in government and industrial robot revenue, a $3.6 million increase in product life cycle revenue (spare parts and accessories), and a $1.6 million increase in recurring contract development revenue generated under research and development contracts. The $13.1 million increase in government and industrial robots revenue was due to a 77.3% increase in units shipped and a 15.8% increase in net average selling prices in the three month period ended April 3, 2010 as compared to the three month period ended March 28, 2009. This increase in average selling price was due to product mix primarily attributable to a significant number of SUGV 310 units shipped in the three month period ending April 3, 2010. The $3.6 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots. The $1.6 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program. Total government and industrial robots shipped in the three months ended April 3, 2010 were 266 units compared to 150 units in the three months ended March 28, 2009.
Cost of Revenue

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total cost of revenue	$62,213	$40,730	$21,483	52.7%
As a percentage of total revenue	65.5%	71.5%
     Total cost of revenue increased to $62.2 million in the three months ended April 3, 2010, compared to $40.7 million in the three months ended March 28, 2009. The increase is primarily due to higher costs associated with the 56.8% increase in home robot units shipped and the 77.3% increase in government and industrial units shipped.
Gross Margin

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total gross margin	$32,717	$16,206	$16,511	101.9%
As a percentage of total revenue	34.5%	28.5%
     Gross margin increased $16.5 million, or 101.9%, to $32.7 million (34.5% of revenue) in the three months ended April 3, 2010 from $16.2 million (28.5% of revenue) in the three months ended March 28, 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 7.1 percentage points and the government and industrial division gross margin increasing 4.9 percentage points. The 7.1 percentage point increase in the home robots division is attributable to price increases on certain international products, continued product cost reduction efforts, improved leverage of our overhead expense against higher revenue, and lower excess and obsolete expenses in the three month period ended April 3, 2010 as compared to the three month period ended March 28, 2009. The 4.9 percentage point increase in the government and industrial division is primarily attributable to leveraging our overhead expense against higher revenue in the three month period ended April 3, 2010 as compared to the three month period ended March 28, 2009.
Research and Development

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total research and development	$4,499	$3,578	$921	25.7%
As a percentage of total revenue	4.7%	6.3%

     Research and development expenses increased by $0.9 million, or 25.7%, to $4.5 million (4.7% of revenue) in the three months ended April 3, 2010 from $3.6 million (6.3% of revenue) for the three months ended March 28, 2009. The increase in research and development expenses is primarily due to increases in compensation, recruiting and consulting costs associated with internal research and development projects and expenses related to our newly created healthcare business unit.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three months ended April 3, 2010, these expenses amounted to $6.6 million compared to $7.3 million for the three ended March 28, 2009. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $11.1 million for the three months ended April 3, 2010, compared to $10.9 million for the three months ended March 28, 2009, respectively.
Selling and Marketing

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total selling and marketing	$9,644	$8,966	$678	7.6%
As a percentage of total revenue	10.2%	15.7%
     Selling and marketing expenses increased by $0.7 million, or 7.6%, to $9.6 million (10.2% of revenue) in the three months ended April 3, 2010 from $9.0 million (15.7% of revenue) in the three months ended March 28, 2009. This was driven by an increase in our home robots division of $0.4 million attributable to increases in sales commission expenses as a result of higher sales and an increase in various other marketing expenses in the three months ended April 3, 2010 as compared to the three months ended March 28, 2009. Selling and marketing expenses in our government and industrial division increased by $0.3 million attributable to an increase in compensation expenses for selling and bid and proposal activities in the three months ended April 3, 2010 as compared to the three months ended March 28, 2009.
General and Administrative

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total general and administrative	$8,476	$7,130	$1,346	18.9%
As a percentage of total revenue	8.9%	12.5%
     General and administrative expenses increased by $1.3 million, or 18.9%, to $8.5 million (8.9% of revenue) in the three months ended April 3, 2010 from $7.1 million (12.5% of revenue) in the three months ended March 28, 2009. This increase is due to increased compensation, benefit and recruiting expenses related to increased headcount for the three months ended April 3, 2010 as compared to the three months ended March 28, 2009.
Other Income (Expense), Net

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total other income (expense), net	$29	$(299)	$328	(109.7)%
As a percentage of total revenue	0.0%	(0.5)%
     Other income (expense), net, amounted to $29,000 for the three months ended April 3, 2010 compared to $(0.3) million for the three months ended March 28, 2009. Other income (expense), net, for the three month period ended April 3, 2010 was related to interest income of $0.2 million offset by foreign currency exchange losses of $0.2 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for the three month period ended March 28, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended
	April 3,	March 28,	Dollar	Percent
	2010	2009	Change	Change
Total income tax expense (benefit)	$3,959	$(1,980)	$5,939	300.0%
As a percentage of total revenue	4.2%	(3.5)%
     In the three months ended April 3, 2010, we recorded a $4.0 million tax expense based on a projected effective 2010 income tax rate of 39%. This $4.0 million expense compares to a $(2.0) million tax benefit for the three months ended March 28, 2009 based on a projected effective 2009 income tax rate of 52%.

Liquidity and Capital Resources
     At April 3, 2010, our principal sources of liquidity were cash and cash equivalents totaling $62.9 million, short-term investments of $22.5 million and accounts receivable of $26.1 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the three months ended April 3, 2010 and March 28, 2009, we spent $2.0 million and $0.8 million, respectively, on capital equipment.
     Our strategy for delivering products to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistic providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they invoice us when the finished goods are shipped.
     The balance of cash and short-term investments of $85.3 million at April 3, 2010 is primarily the result of our significant focus over the past year on managing working capital. We have relied on our working capital line of credit to cover short-term cash needs resulting from the seasonality of our consumer business in prior years. As of April 3, 2010, we did not have any borrowings outstanding under our existing working capital line of credit and had $1.8 million letters of credit outstanding under our working capital line of credit.
     Discussion of Cash Flows
     Net cash provided by operating activities for the three months ended April 3, 2010 was $10.5 million, a decrease of $3.8 million compared to the $14.3 million of net cash provided by operating activities for the three months ended March 28, 2009. The decrease in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $8.0 million resulting from net income of $6.2 million in 2010 versus a net loss of $1.8 million in 2009;

•	A decrease in cash of $6.2 million resulting from a decrease in accrued compensation of $7.2 million in 2010 versus a decrease of $1.0 million in 2009, primarily due to the disbursement of cash under our incentive compensation plan;

•	A decrease in cash of $2.0 million resulting from a decrease in deferred revenue of $1.9 million in 2010 compared to an increase of $0.1 million in 2009, primarily attributable to a refund related to a contract modification in 2010; and

•	A decrease in cash of $3.6 million resulting from a decrease in accounts receivable of $9.1 million in 2010 versus a decrease of $12.7 million in 2009, primarily attributable to an increase in sales partially offset by aggressive collections and a reduction in days sales outstanding.
     Net cash used in investing activities for the three months ended April 3, 2010 was $19.6 million, representing an increase of $18.8 million compared to the $0.8 million of net cash used in investing activities for the three months ended March 28, 2009. This increase in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments of $17.6 million in 2010; and

•	The purchase of property and equipment of $2.0 million in 2010, compared to $0.8 million in 2009.
     Net cash provided from financing activities for three months ended April 3, 2010 was $0.1 million, a decrease of $0.2 million compared to the $0.3 million of net cash provided by financing activities for the three months ended March 28, 2009.

     Working Capital Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The total amount available for borrowing under our credit facility is $40.0 million. As of April 3, 2010, $38.2 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.
     As of April 3, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified adjusted EBITDA, and minimum specified interest coverage ratio.
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
     As of April 3, 2010, we were in compliance with all covenants under the credit facility.
     Equipment Financing Facility
     We have a $5.0 million secured equipment facility with Banc of America Leasing & Capital, LLC under which we could have financed the acquisition of equipment, furniture and leasehold improvements. We could have borrowed amounts or entered into lease agreements under the equipment facility until May 1, 2010, with terms from 36 to 60 months depending upon the nature of the collateral. Our obligations under the equipment facility are secured by any financed equipment. We may no longer borrow under the equipment lease after May 1, 2010.
     As of April 3, 2010, we have entered into operating leases for equipment valued at approximately $0.2 million.
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
     As of April 3, 2010, we were in compliance with all covenants under the equipment facility.
     Working Capital and Capital Expenditure Needs
     We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of April 3, 2010:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
			(In thousands)
Operating leases	$2,668	$4,605	$4,175	$10,610	$22,058
Minimum contractual payments	3,838	10,500	—	—	14,338
Other obligations	627	314	—	—	941

Total	$7,133	$15,419	$4,175	$10,610	$37,337

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2010, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month period ended April 3, 2010. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of April 3, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At April 3, 2010, we had unrestricted cash and cash equivalents of $62.9 million and short term investments of $22.5 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of April 3, 2010, all of our cash equivalents were held in money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit and our equipment financing facility. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. The advances under the equipment financing facility bear either a variable or fixed rate of interest, at our election, determined as a function of the LIBOR rate at the time of borrowing. At April 3, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit and approximately $0.2 million advanced for operating leases under the equipment facility.

Exchange Rate Sensitivity
     We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robot products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations.
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
Item 1A.Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended April 3, 2010 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning January 3, 2010 and ended January 30, 2010	—		—		—	—
Fiscal month beginning January 31, 2010 and ended February 27, 2010	6,373	(1)	$17.50	(2)	—	—
Fiscal month beginning February 28, 2010 and ended April 3, 2010	3,053	(1)	$15.68	(2)	—	—
—
Total	9,426	(1)	$16.91	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended April 3, 2010.
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

Item 6. Exhibits

Exhibit Number	Description
10.1*#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010

10.2*#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010

10.3	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

10.4	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: May 7, 2010	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010

10.2*#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010

10.3	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

10.4	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Confidential treatment has been requested for portions of this exhibit.