Form 10-Q
period 2010-07-03
IROBOT CORP
filed 2010-08-06
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2010 was 25,388,365.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JULY 3, 2010
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(unaudited)

	July 3,	January 2,
	2010	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,810	$71,856
Short term investments	22,957	4,959
Accounts receivable, net of allowance of $90 at July 3, 2010 and January 2, 2010	27,133	35,171
Unbilled revenue	2,313	1,831
Inventory	30,684	32,406
Deferred tax assets	8,669	8,669
Other current assets	3,290	4,119

Total current assets	170,856	159,011
Property and equipment, net	22,374	20,230
Deferred tax assets	5,623	6,089
Other assets	14,008	14,254

Total assets	$212,861	$199,584

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,768	$30,559
Accrued expenses	13,363	14,384
Accrued compensation	11,153	13,525
Deferred revenue and customer advances	1,969	3,908

Total current liabilities	58,253	62,376
Long term liabilities	3,799	4,014
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,373,871 and 25,091,619 issued and outstanding at July 3, 2010 and January 2, 2010, respectively	254	251
Additional paid-in capital	146,603	140,613
Deferred compensation	(1)	(64)
Retained earnings (accumulated deficit)	3,917	(7,565)
Accumulated other comprehensive income (loss)	36	(41)

Total stockholders’ equity	150,809	133,194

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$212,861	$199,584

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenue:
Product revenue	$85,945	$52,609	$172,056	$102,300
Contract revenue	11,859	8,731	20,678	15,976

Total revenue	97,804	61,340	192,734	118,276

Cost of revenue:
Cost of product revenue (1)	55,825	37,098	111,425	70,537
Cost of contract revenue (1)	8,009	7,833	14,622	15,124

Total cost of revenue	63,834	44,931	126,047	85,661

Gross margin	33,970	16,409	66,687	32,615

Operating expenses:
Research and development (1)	5,691	3,896	10,190	7,474
Selling and marketing (1)	10,581	8,940	20,225	17,906
General and administrative (1)	9,313	7,365	17,789	14,495

Total operating expenses	25,585	20,201	48,204	39,875

Operating income (loss)	8,385	(3,792)	18,483	(7,260)
Other income (expense), net	40	91	69	(208)

Income (loss) before income taxes	8,425	(3,701)	18,552	(7,468)
Income tax expense (benefit)	3,111	(1,092)	7,070	(3,072)

Net income (loss)	$5,314	$(2,609)	$11,482	$(4,396)

Net income (loss) per share
Basic	$0.21	$(0.10)	$0.46	$(0.18)
Diluted	$0.20	$(0.10)	$0.44	$(0.18)
Number of shares used in calculations per share
Basic	25,294	24,967	25,217	24,946
Diluted	26,375	24,967	26,226	24,946

(1)	Total stock-based compensation recorded in the three and six months ended July 3, 2010 and June 27, 2009 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Cost of product revenue	$355	$278	$687	$491
Cost of contract revenue	110	162	236	325
Research and development	245	101	277	98
Selling and marketing	289	338	645	655
General and administrative	1,202	1,016	2,246	1,928
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 3,	June 27,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,482	$(4,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,755	3,864
Loss on disposal of property and equipment	47	102
Stock-based compensation	4,091	3,497
Benefit from deferred tax assets	—	(511)
Non-cash director deferred compensation	66	66
Changes in operating assets and liabilities — (use) source
Accounts receivable	8,038	4,639
Unbilled revenue	(482)	(1,445)
Inventory	1,722	5,922
Other assets	797	(2,163)
Accounts payable	1,209	1,564
Accrued expenses	(1,031)	(33)
Accrued compensation	(2,372)	634
Deferred revenue	(1,939)	342
Long term liabilities	(215)	(215)

Net cash provided by operating activities	25,168	11,867

Cash flows from investing activities:
Additions of property and equipment	(5,668)	(2,448)
Purchases of investments	(25,411)	—
Sales of investments	7,500	—

Net cash used in investing activities	(23,579)	(2,448)

Cash flows from financing activities:
Proceeds from stock option exercises	1,927	459
Income tax withholding payment associated with restricted stock vesting	(279)	(9)
Tax benefit of excess stock-based compensation deductions	717	268

Net cash provided by financing activities	2,365	718

Net increase in cash and cash equivalents	3,954	10,137
Cash and cash equivalents, at beginning of period	71,856	40,852

Cash and cash equivalents, at end of period	$75,810	$50,989

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,726	$598
Supplemental disclosure of noncash investing and financing activities:
     During the six months ended July 3, 2010 and June 27, 2009, the Company transferred $1,352 and $787, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of July 3, 2010 and for the three and six months ended July 3, 2010 and June 27, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on February 19, 2010.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of July 3, 2010 and results of operations and cash flows for the periods ended July 3, 2010 and June 27, 2009 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
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
     Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to, and provisionally approved by, the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by the Defense Contract Audit Agency,which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Net Income (Loss) Per Share
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$5,314	$(2,609)	$11,482	$(4,396)

Weighted average shares outstanding	25,294	24,967	25,217	24,946
Dilutive effect of employee stock options and restricted shares	1,081	—	1,009	—

Diluted weighted average shares outstanding	26,375	24,967	26,226	24,946

Basic income (loss) per share	$0.21	$(0.10)	$0.46	$(0.18)
Diluted income (loss) per share	$0.20	$(0.10)	$0.44	$(0.18)
     Potentially dilutive securities representing approximately 1.0 million and 3.1 million shares of common stock for the three month periods ended July 3, 2010 and June 27, 2009, respectively, and approximately 1.1 million and 3.2 million shares of common stock for the six months ended July 3, 2010 and June 27, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     The Company continues to maintain a valuation allowance against state deferred tax assets due to less certainty of their realizability given the shorter expiration period associated with them and the generation of state tax credits in excess of the state tax liability. The Company evaluates the need for the valuation allowance against state deferred tax assets on a quarterly basis. At July 3, 2010, the Company has total deferred tax assets of $18.2 million and a valuation allowance of $3.9 million resulting in a net deferred tax asset of $14.3 million.
     The Company recorded $3.1 million of income tax expense and $1.1 million of income tax benefit for the three months ended July 3, 2010 and June 27, 2009, respectively. The projected annual effective tax rates for income taxes were 38% and 36% at July 3, 2010 and June 27, 2009, respectively.
     Comprehensive Income
     Comprehensive income includes unrealized gains on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss), as reported	$5,314	$(2,609)	$11,482	$(4,396)
Unrealized gains on investments	124	—	77	—

Total comprehensive income (loss)	$5,438	$(2,609)	$11,559	$(4,396)

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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     The Company’s assets measured at fair value on a recurring basis at July 3, 2010, were as follows:

	Fair Value Measurements as of July 3, 2010
	Level 1	Level 2	Level 3
Description		(In thousands)
Assets:
Money market accounts	$5,057	$—	$—
Investment in bonds	—	22,957	—

Total assets measured at fair value	$5,057	$22,957	$—

     The Company’s assets measured at fair value on a recurring basis at January 2, 2010, were as follows:

	Fair Value Measurements as of January 2, 2010
	Level 1	Level 2	Level 3
Description		(In thousands)
Assets:
Money market accounts	$20,077	$—	$—
Investment in bonds	—	4,959	—

Total assets measured at fair value	$20,077	$4,959	$—

     In each table above, the bond investments are valued based on observable market inputs as of the Company’s reporting date and are included in Level 2 inputs. The vast majority of our Level 2 bond investments were priced by a pricing vendor. The pricing vendor relies on a comprehensive multi-dimensional relational model that uses standard inputs including benchmark yields, reported trades, broker/dealer quotes, issue spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income (loss) for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a Qualifying Special Purpose Entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this amendment did not impact the Company’s consolidated financial statements.
     In January 2010, FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The Company adopted the updated guidance at the beginning of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation,

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
which are effective for fiscal years beginning after December 15, 2010. The Company will adopt the remaining guidance at the beginning of fiscal 2011. The adoption of the required guidance did not have an impact on the Company’s financial position, results of operations, or disclosures. The Company does not expect that the adoption of the remaining guidance will have an impact on its financial position, results of operations, or disclosures.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	July 3,	January 2 ,
	2010	2010
	(In thousands)
Raw materials	$5,771	$3,735
Work in process	232	687
Finished goods	24,681	27,984

	$30,684	$32,406

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of July 3, 2010, there were 2,173,728 shares available for future grant under the 2005 Plan.
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
     On July 2, 2010, the Company granted each of its nine non-employee board members a stock option exercisable for 10,000 shares of the Company’s common stock with an exercise price per share of $17.70, the per share closing price of the Company’s common stock on NASDAQ on July 2, 2010. These stock options will vest 100% on the first anniversary of the grant date.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
5. Accrued Expenses
     Accrued expenses consist of the following:

	July 3,	January 2,
	2010	2010
	(In thousands)
Accrued warranty	$7,395	$6,105
Accrued direct fulfillment costs	1,069	1,836
Accrued rent	563	532
Accrued sales commissions	343	472
Accrued accounting fees	483	401
Accrued income taxes	776	2,177
Accrued other	2,734	2,861

	$13,363	$14,384

6. Commitments and Contingencies
     Lease Obligations
     Rental expense under operating leases for the three months ended July 3, 2010 and June 27, 2009 amounted to $0.9 million and $1.0 million, respectively, and for the six months ended July 3, 2010 and June 27, 2009 amounted to $1.8 million and $2.0 million, respectively. Future minimum rental payments under operating leases were as follows as of July 3, 2010:

Operating
Leases
(In thousands)
Remainder of 2010	$1,323
2011	2,459
2012	2,254
2013	2,087
2014	2,087
Thereafter	11,133

Total minimum lease payments	$21,343

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2010 and January 2, 2010, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Balance at beginning of period	$6,840	$4,984	$6,105	$5,380
Provision	1,351	1,675	3,095	2,529
Warranty usage(1)	(796)	(1,356)	(1,805)	(2,606)

Balance at end of period	$7,395	$5,303	$7,395	$5,303

(1)	Warranty usage includes the expiration of product warranties unutilized.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and loss before income taxes:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenue:
Home Robots	$52,904	$34,099	$105,451	$66,922
Government & Industrial	44,900	27,241	87,283	51,354

Total revenue	97,804	61,340	192,734	118,276

Cost of revenue:
Home Robots	32,176	23,990	64,741	46,661
Government & Industrial	31,658	20,941	61,306	39,000

Total cost of revenue	63,834	44,931	126,047	85,661

Gross margin:
Home Robots	20,728	10,109	40,710	20,261
Government & Industrial	13,242	6,300	25,977	12,354

Total gross margin	33,970	16,409	66,687	32,615

Research and development	5,691	3,896	10,190	7,474
Selling and marketing	10,581	8,940	20,225	17,906
General and administrative	9,313	7,365	17,789	14,495
Other income (expense), net	40	91	69	(208)

Income (loss) before income taxes	$8,425	$(3,701)	$18,552	$(7,468)

Geographic Information
     For the three months ended July 3, 2010 and June 27, 2009, sales to non-U.S. customers accounted for 38.1% and 34.9% of total revenue, respectively, and for the six months ended July 3, 2010 and June 27, 2009, sales to non-U.S. customers accounted for 41.0% and 35.3% of total revenue, respectively.
     Significant Customers
     For the three months ended July 3, 2010 and June 27, 2009, U.S. federal government orders, contracts and subcontracts accounted for 42.5% and 37.5% of total revenue, respectively, and for the six months ended July 3, 2010 and June 27, 2009, U.S. federal government orders, contracts and subcontracts accounted for 39.8% and 36.9% of total revenue, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at July 3, 2010 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008. In October 2009, the Company completed its annual goodwill impairment test and did not identify any goodwill impairment.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at July 3, 2010 and January 2, 2010 consisted of the following:

	July 3, 2010			January 2, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Completed technology	$3,700	$682	$3,018	$3,700	$496	$3,204
Research contracts	100	88	12	100	64	36
Tradename	700	132	568	700	96	604

Total	$4,500	$902	$3,598	$4,500	$656	$3,844

     Amortization expense related to acquired intangible assets was $123,000 and $246,000 for the three and six months ended July 3, 2010, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2010	$234
2011	444
2012	444
2013	444
2014	444

Total	$2,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2010, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots,the Small Unmanned Ground Vehicle, Seaglider, Negotiator, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 2, 2010, as well as elsewhere in this Quarterly Report. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of July 3, 2010, we had 613 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended July 3, 2010 and June 27, 2009:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenue
Product revenue	87.9%	85.8%	89.3%	86.5%
Contract revenue	12.1	14.2	10.7	13.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	57.1	60.5	57.8	59.6
Cost of contract revenue	8.2	12.7	7.6	12.8

Total cost of revenue	65.3	73.2	65.4	72.4

Gross margin	34.7	26.8	34.6	27.6

Operating expenses
Research and development	5.8	6.4	5.3	6.3
Selling and marketing	10.8	14.6	10.5	15.1
General and administrative	9.5	12.0	9.2	12.3

Total operating expenses	26.1	33.0	25.0	33.7

Operating income (loss)	8.6	(6.2)	9.6	(6.1)
Other income (expense), net	—	0.1	—	(0.2)

Income (loss) before income taxes	8.6	(6.1)	9.6	(6.3)
Income tax expense (benefit)	3.2	(1.8)	3.6	(2.6)

Net income (loss)	5.4%	(4.3)%	6.0%	(3.7)%

Comparison of Three and Six Months Ended July 3, 2010 and June 27, 2009
Revenue

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
Total revenue	$97,804	$61,340	$36,464	59.4%	$192,734	$118,276	$74,458	63.0%
     Total revenue for the three months ended July 3, 2010 increased to $97.8 million, or 59.4%, compared to $61.3 million for the three months ended June 27, 2009. Revenue increased approximately $18.8 million, or 55.1%, in our home robots division and increased approximately $17.7 million, or 64.8%, in our government and industrial division.

     The $18.8 million increase in revenue from our home robots division for the three months ended July 3, 2010 was driven by a 53.1% increase in units shipped and a 5.2% increase in net average selling price as compared to the three months ended June 27, 2009. Total home robots shipped in the three months ended July 3, 2010 were 294,000 units compared to 192,000 units in the three months ended June 27, 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the three months ended July 3, 2010, international home robot revenue increased $16.0 million and domestic home robot revenue increased $2.8 million as compared to the three months ended June 27, 2009. Home robot division revenue from international customers was 67.6% of total home robot division revenue in the three month period ending July 3, 2010 as compared to 57.9% in the three month period ended June 27, 2009.
     The $17.7 million increase in revenue from our government and industrial division was driven by a $9.5 million increase in government and industrial robot revenue, a $5.1 million increase in product life cycle revenue (spare parts and accessories), and a $3.1 million increase in recurring contract development revenue generated under research and development contracts. The $9.5 million increase in government and industrial robots revenue was due to a 65.6% increase in units shipped and a 2.1% increase in net average selling prices in the three month period ended July 3, 2010 as compared to the three month period ended June 27, 2009. This increase in average selling price was due to product mix primarily attributable to a significant number of SUGV 310 units shipped in the three-month period ended July 3, 2010. The $5.1 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots which during the three month period ended July 3, 2010 includes product life cycle revenue related to our SUGV 310 product. The $3.1 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program. Total government and industrial robots shipped in the three months ended July 3, 2010 were 250 units compared to 151 units in the three months ended June 27, 2009.
     Total revenue for the six months ended July 3, 2010 increased to $192.7 million, or 63.0%, compared to $118.3 million for the six months ended June 27, 2009. Revenue increased approximately $38.5 million, or 57.6%, in our home robots division and increased approximately $35.9 million, or 70.0%, in our government and industrial division.
     The $38.5 million increase in revenue from our home robots division for the six months ended July 3, 2010 was driven by a 54.9% increase in units shipped and a 5.4% increase in net average selling price as compared to the six months ended June 27, 2009. Total home robots shipped in the six months ended July 3, 2010 were 581,000 units compared to 375,000 units in the six months ended June 27, 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the six months ended July 3, 2010, international home robot revenue increased $34.9 million and domestic home robot revenue increased $3.6 million as compared to the six months ended June 27, 2009. Home robot division revenue from international customers was 68.5% of total home robot division revenue in the six month period ending July 3, 2010 as compared to 55.7% in the six month period ended June 27, 2009.
     The $35.9 million increase in revenue from our government and industrial division was driven by a $22.6 million increase in government and industrial robot revenue, an $8.6 million increase in product life cycle revenue (spare parts and accessories), and a $4.7 million increase in recurring contract development revenue generated under research and development contracts. The $22.6 million increase in government and industrial robots revenue was due to a 71.4% increase in units shipped and an 8.6% increase in net average selling prices in the six month period ended July 3, 2010 as compared to the six month period ended June 27, 2009. This increase in average selling price was due to product mix primarily attributable to a significant number of SUGV 310 units shipped in the six month period ending July 3, 2010. The $8.6 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots, which, during the six month period ended July 3, 2010 included product life cycle revenue related to our SUGV 310 product. The $4.7 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program. Total government and industrial robots shipped in the six months ended July 3, 2010 were 516 units compared to 301 units in the three months ended June 27, 2009.
Cost of Revenue

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total cost of revenue	$63,834	$44,931	$18,903	42.1%	$126,047	$85,661	$40,386	47.1%
As a percentage of total revenue	65.3%	73.2%			65.4%	72.4%

     Total cost of revenue increased to $63.8 million in the three months ended July 3, 2010, compared to $44.9 million in the three months ended June 27, 2009. The increase is primarily due to higher costs associated with the 53.1% increase in home robot units shipped and the 65.6% increase in government and industrial units shipped.
     Total cost of revenue increased to $126.0 million in the six months ended July 3, 2010, compared to $85.7 million in the six months ended June 27, 2009. The increase is primarily due to higher costs associated with the 54.9% increase in home robot units shipped and the 71.4% increase in government and industrial units shipped.
Gross Margin

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total gross margin	$33,970	$16,409	$17,561	107.0%	$66,687	$32,615	$34,072	104.5%
As a percentage of total revenue	34.7%	26.8%			34.6%	27.6%
     Gross margin increased $17.6 million, or 107.0%, to $34.0 million (34.7% of revenue) in the three months ended July 3, 2010 from $16.4 million (26.8% of revenue) in the three months ended July 27, 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 9.6 percentage points and the government and industrial division gross margin increasing 6.4 percentage points. The 9.6 percentage point increase in the home robots division is attributable to lower return provisions, the increase in units shipped through our higher-margin international channel, price increases on certain international products, continued product cost reduction efforts, lower excess and obsolete inventory provisions, improved leverage of our overhead expense against higher revenue, and lower warranty expense in the three month period ended July 3, 2010 as compared to the three month period ended June 27, 2009. The 6.4 percentage point increase in the government and industrial division is primarily attributable to leveraging our overhead expense against higher revenue in the three month period ended July 3, 2010 as compared to the three month period ended June 27, 2009.
     Gross margin increased $34.1 million, or 104.5%, to $66.7 million (34.6% of revenue) in the six months ended July 3, 2010 from $32.6 million (27.6% of revenue) in the six months ended June 27, 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 8.3 percentage points and the government and industrial division gross margin increasing 5.7 percentage points. The 8.3 percentage point increase in the home robots division is attributable to lower return provisions, the increase in units shipped through our higher-margin international channel, price increases on certain international products, continued product cost reduction efforts, lower excess and obsolete inventory provisions and improved leverage of our overhead expense against higher revenue in the six month period ended July 3, 2010 as compared to the six month period ended June 27, 2009. The 5.7 percentage point increase in the government and industrial division is primarily attributable to leveraging our overhead expense against higher revenue in the six month period ended July 3, 2010 as compared to the six month period ended June 27, 2009.

Research and Development

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total research and development	$5,691	$3,896	$1,795	46.1%	$10,190	$7,474	$2,716	36.3%
As a percentage of total revenue	5.8%	6.4%			5.3%	6.3%
     Research and development expenses increased by $1.8 million, or 46.1%, to $5.7 million (5.8% of revenue) in the three months ended July 3, 2010 from $3.9 million (6.4% of revenue) for the three months ended June 27, 2009. The increase in research and development expenses is primarily due to increases in compensation, recruiting, materials and consulting costs associated with internal research and development projects in our home robots division and expenses related to our newly created healthcare business unit. The increase in our home robots division is primarily the result of our increased efforts in the areas of product development and advanced development relating to our consumer products.
     Research and development expenses increased by $2.7 million, or 36.3%, to $10.2 million (5.3% of revenue) in the six months ended July 3, 2010 from $7.5 million (6.3% of revenue) for the six months ended June 27, 2009. The increase in research and development expenses is primarily due to increases in compensation, recruiting, materials and consulting costs associated with internal research and development projects in our home robots division and expenses related to our newly created healthcare business unit. The increase in our home robots division is primarily the result of our increased efforts in the areas of product development and advanced development relating to our consumer products.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and six months ended July 3, 2010, these expenses amounted to $8.0 million and $14.6 million compared to $7.8 million and $15.1 million for the three and six months ended June 27, 2009. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $13.7 million and $24.8 million for the three and six months ended July 3, 2010, compared to $11.7 million and $22.6 million for the three and six months ended June 27, 2009, respectively.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total selling and marketing	$10,581	$8,940	$1,641	18.4%	$20,225	$17,906	$2,319	13.0%
As a percentage of total revenue	10.8%	14.6%			10.5%	15.1%
     Selling and marketing expenses increased by $1.6 million, or 18.4%, to $10.6 million (10.8% of revenue) in the three months ended July 3, 2010 from $8.9 million (14.6% of revenue) in the three months ended June 27, 2009. This was driven by an increase in our home robots division of $1.1 million attributable to increases in sales commission expenses as a result of higher sales and an increase in marketing, compensation and employee-related expense supporting our international home robot sales for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009. Selling and marketing expenses in our government and industrial division increased by $0.4 million attributable to an increase in compensation expenses relating to bid and proposal activities in the three months ended July 3, 2010 as compared to the three months ended June 27, 2009.
     Selling and marketing expenses increased by $2.3 million, or 13.0%, to $20.2 million (10.5% of revenue) in the six months ended July 3, 2010 from $17.9 million (15.1% of revenue) in the six months ended June 27, 2009. This was driven by an increase in our home robots division of $1.6 million attributable to increases in sales commission expenses as a result of higher sales and an increase in marketing, compensation and employee-related expense supporting our international home robot sales for the six months ended July 3, 2010 as compared to the six months ended June 27, 2009. Selling and marketing expenses in our government and industrial division increased by $0.8 million attributable to an increase in compensation expenses relating to bid and proposal activities in the six months ended July 3, 2010 as compared to the six months ended June 27, 2009.
General and Administrative

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total general and administrative	$9,313	$7,365	$1,948	26.4%	$17,789	$14,495	$3,294	22.7%
As a percentage of total revenue	9.5%	12.0%			9.2%	12.3%
     General and administrative expenses increased by $1.9 million, or 26.4%, to $9.3 million (9.5% of revenue) in the three months ended July 3, 2010 from $7.4 million (12.0% of revenue) in the three months ended June 27, 2009. This increase is attributable to increased compensation, benefit and recruiting expenses related to increased headcount and an increase in incentive compensation expense and stock based compensation for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009.
     General and administrative expenses increased by $3.3 million, or 22.7%, to $17.8 million (9.2% of revenue) in the six months ended July 3, 2010 from $14.5 million (12.3% of revenue) in the six months ended June 27, 2009. This increase is attributable to increased compensation, benefit and recruiting expenses related to increased headcount and an increase in incentive compensation expense and stock based compensation for the six months ended July 3, 2010 as compared to the six months ended June 27, 2009.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total other income (expense), net	$40	$91	$(51)	(56.0)%	$69	$(208)	$277	133.2%
As a percentage of total revenue	0.0%	0.1%			0.0%	(0.2)%
     Other income (expense), net, amounted to $40,000 for the three months ended July 3, 2010 compared to $91,000 for the three months ended June 27, 2009. Other income (expense), net, for the three month period ended July 3, 2010 was related to interest income of $0.2 million offset by foreign currency exchange losses of $0.2 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for the three month period ended June 27, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
     Other income (expense), net, amounted to $0.1 million for the six months ended July 3, 2010 compared to $(0.2) million for the six months ended June 27, 2009. Other income (expense), net, for the six month period ended July 3, 2010 was related to interest income of $0.4 million offset by foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for the six month period ended June 27, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Dollar	Percent	July 3,	June 27,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands)				(In thousands)

Total income tax expense (benefit)	$3,111	$(1,092)	$4,203	(384.9)%	$7,070	$(3,072)	$10,142	(330.1)%
As a percentage of total revenue	3.2%	(1.8)%			3.6%	(2.6)%

     In the three months ended July 3, 2010, we recorded a $3.1 million tax expense based on a projected effective 2010 income tax rate of 38%. This $3.1 million expense compares to a $1.1 million tax benefit for the three months ended June 27, 2009 based on a projected effective 2009 income tax rate of 36%.
     In the six months ended July 3, 2010, we recorded a $7.1 million tax expense based on a projected effective 2010 income tax rate of 38%. This $7.1 million expense compares to a $3.1 million tax benefit for the six months ended June 27, 2009 based on a projected effective 2009 income tax rate of 36%.
Liquidity and Capital Resources
     At July 3, 2010, our principal sources of liquidity were cash and cash equivalents totaling $75.8 million, short-term investments of $23.0 million and accounts receivable of $27.1 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the six months ended July 3, 2010 and June 27, 2009, we spent $5.7 million and $2.4 million, respectively, on capital equipment.
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
     The balance of cash and short-term investments of $98.8 million at July 3, 2010 is primarily the result of our significant focus over the past year on managing working capital. As of July 3, 2010, we did not have any borrowings outstanding under our existing working capital line of credit and had $1.8 million letters of credit outstanding under our working capital line of credit.
     Discussion of Cash Flows
     Net cash provided by operating activities for the six months ended July 3, 2010 was $25.2 million, an increase of $13.3 million compared to the $11.9 million of net cash provided by operating activities for the six months ended June 27, 2009. The increase in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $15.9 million resulting from net income of $11.5 million in 2010 versus a net loss of $4.4 million in 2009;

•	An increase in cash of $3.4 million resulting from a decrease in accounts receivable of $8.0 million in 2010 versus a decrease of $4.6 million in 2009, primarily attributable to aggressive collections and a reduction in days sales outstanding;

•	A decrease in cash of $4.0 million resulting from a decrease in accrued expenses of $3.4 million in 2010 versus an increase of $0.6 million in 2009, primarily due to the disbursement of cash under our incentive compensation plan; and

•	A decrease in cash of $2.2 million resulting from a decrease in deferred revenue of $1.9 million in 2010 compared to an increase of $0.3 million in 2009, primarily attributable to a contract modification in 2010.
     Net cash used in investing activities for the six months ended July 3, 2010 was $23.6 million, representing an increase of $21.2 million compared to the $2.4 million of net cash used in investing activities for the six months ended June 27, 2009. This increase in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments of $25.4 million in 2010, partially offset by the sale of investments of $7.5 million in 2010; and

•	The purchase of property and equipment of $5.7 million in 2010, compared to $2.4 million in 2009.
     Net cash provided from financing activities for six months ended July 3, 2010 was $2.4 million, an increase of $1.7 million compared to the $0.7 million of net cash provided by financing activities for the six months ended June 27, 2009.
     Working Capital Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The total amount available for borrowing under our credit facility is $40.0 million. As of July 3, 2010, $38.2 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.
     As of July 3, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     As of July 3, 2010, we were in compliance with all covenants under the credit facility.
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
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of July 3, 2010:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,596	$4,483	$4,175	$10,089	$21,343
Minimum contractual payments	2,921	10,500	—	—	13,421
Other obligations	314	314	—	—	628

Total	$5,831	$15,297	$4,175	$10,089	$35,392

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2010, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month and six month periods ended July 3, 2010. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of July 3, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At July 3, 2010, we had unrestricted cash and cash equivalents of $75.8 million and short term investments of $23.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of July 3, 2010, all of our cash equivalents were held in money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. At July 3, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit.
Exchange Rate Sensitivity
     We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robot products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Euro or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended July 3, 2010 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning April 4, 2010 and ended May 1, 2010	—		—		—	—
Fiscal month beginning May 2, 2010 and ended May 29, 2010	1,161	(1)	$19.27	(2)	—	—
Fiscal month beginning May 30, 2010 and ended July 3, 2010	4,763	(1)	$20.52	(2)	—	—

Total	5,924	(1)	$20.28	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended July 3, 2010.

Item 5. Other Information
     On August 5, 2010, we promoted Joseph W. Dyer to Chief Operating Officer. Mr. Dyer, 63, has served as President of our government and industrial robots division since July 2006, and as Executive Vice President and General Manager of our government and industrial robots division from September 2003 until July 2006. Prior to joining iRobot, Mr. Dyer served for 32 years in the U.S. Navy. From July 2000 until July 2003, he served as Vice Admiral commanding the Naval Air Systems Command at which he was responsible for research and development, procurement and in-service support for naval aircraft, weapons and sensors. He is an elected fellow in the Society of Experimental Test Pilots and the National Academy of Public Administration. He also chairs NASA’s Aerospace Safety Advisory Panel. Mr. Dyer holds a B.S. in Chemical Engineering from North Carolina State University and an M.S. in Finance from the Naval Postgraduate School, Monterey, California.
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, Alison Dean, Senior Vice President of corporate finance and Principal Accounting Officer, Rodney Brooks, Director, and Helen Greiner, Director) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

iROBOT CORPORATION
Date: August 6, 2010	By:	/s/ JOHN LEAHY
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