Form 10-Q
period 2010-10-02
IROBOT CORP
filed 2010-11-05
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2010 was 25,456,123.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED OCTOBER 2, 2010
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(unaudited)

	October 2,	January 2,
	2010	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,603	$71,856
Short term investments	16,576	4,959
Accounts receivable, net of allowance of $90 at October 2, 2010 and January 2, 2010	27,794	35,171
Unbilled revenue	2,534	1,831
Inventory	33,969	32,406
Deferred tax assets	9,922	8,669
Other current assets	3,062	4,119

Total current assets	184,460	159,011
Property and equipment, net	22,389	20,230
Deferred tax assets	8,183	6,089
Other assets	13,889	14,254

Total assets	$228,921	$199,584

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,677	$30,559
Accrued expenses	14,061	14,384
Accrued compensation	13,117	13,525
Deferred revenue and customer advances	2,023	3,908

Total current liabilities	64,878	62,376
Long term liabilities	3,692	4,014
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,443,144 and 25,091,619 issued and outstanding at October 2, 2010 and January 2, 2010, respectively	254	251
Additional paid-in capital	149,025	140,613
Deferred compensation	—	(64)
Retained earnings (accumulated deficit)	10,949	(7,565)
Accumulated other comprehensive income (loss)	123	(41)

Total stockholders’ equity	160,351	133,194

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$228,921	$199,584

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenue:
Product revenue	$85,051	$69,080	$257,107	$171,380
Contract revenue	9,172	9,539	29,850	25,515

Total revenue	94,223	78,619	286,957	196,895

Cost of revenue:
Cost of product revenue (1)	54,472	46,415	165,897	116,952
Cost of contract revenue (1)	6,494	8,009	21,116	23,133

Total cost of revenue	60,966	54,424	187,013	140,085

Gross margin	33,257	24,195	99,944	56,810

Operating expenses:
Research and development (1)	6,185	3,159	16,375	10,633
Selling and marketing (1)	10,734	9,514	30,959	27,420
General and administrative (1)	8,904	7,420	26,693	21,915

Total operating expenses	25,823	20,093	74,027	59,968

Operating income (loss)	7,434	4,102	25,917	(3,158)
Other income (expense), net	299	112	368	(96)

Income (loss) before income taxes	7,733	4,214	26,285	(3,254)
Income tax expense (benefit)	701	1,620	7,771	(1,452)

Net income (loss)	$7,032	$2,594	$18,514	$(1,802)

Net income (loss) per share
Basic	$0.28	$0.10	$0.73	$(0.07)
Diluted	$0.27	$0.10	$0.70	$(0.07)
Number of shares used in calculations per share
Basic	25,428	25,025	25,293	24,974
Diluted	26,480	25,670	26,319	24,974

(1)	Total stock-based compensation recorded in the three and nine months ended October 2, 2010 and September 26, 2009 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Cost of product revenue	$310	$267	$997	$758
Cost of contract revenue	101	139	337	464
Research and development	211	89	488	187
Selling and marketing	240	351	885	1,006
General and administrative	1,079	1,016	3,325	2,944
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 2,	September 26,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$18,514	$(1,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,673	6,153
Loss on disposal of property and equipment	117	176
Stock-based compensation	6,032	5,359
Benefit from deferred tax assets	(3,867)	(347)
Non-cash director deferred compensation	99	99
Changes in operating assets and liabilities — (use) source
Accounts receivable	7,377	(8,004)
Unbilled revenue	(703)	(523)
Inventory	(1,563)	9,907
Other assets	1,010	(1,111)
Accounts payable	5,118	8,243
Accrued expenses	(315)	673
Accrued compensation	(408)	4,453
Deferred revenue	(1,885)	1,612
Long term liabilities	(322)	(322)

Net cash provided by operating activities	34,877	24,566

Cash flows from investing activities:
Additions of property and equipment	(7,537)	(3,401)
Purchases of investments	(30,461)	—
Sales of investments	19,000	—

Net cash used in investing activities	(18,998)	(3,401)

Cash flows from financing activities:
Proceeds from stock option exercises	2,297	495
Income tax withholding payment associated with restricted stock vesting	(284)	(76)
Tax benefit of excess stock-based compensation deductions	855	311

Net cash provided by financing activities	2,868	730

Net increase in cash and cash equivalents	18,747	21,895
Cash and cash equivalents, at beginning of period	71,856	40,852

Cash and cash equivalents, at end of period	$90,603	$62,747

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,198	$608
Supplemental disclosure of noncash investing and financing activities:
     During the nine months ended October 2, 2010 and September 26, 2009, the Company transferred $1,945 and $1,425, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of October 2, 2010 and for the three and nine months ended October 2, 2010 and September 26, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC on February 19, 2010.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of October 2, 2010 and results of operations and cash flows for the periods ended October 2, 2010 and September 26, 2009 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Fiscal Year-End
     The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
     Revenue Recognition
     The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to resellers are typically subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. The Company has typically not taken product returns except for defective products. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
service period of the underlying grants and awards. The Company’s share-based payment awards are accounted for as equity instruments.
     Net Income (Loss) Per Share
     The following table presents the calculation of both basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$7,032	$2,594	$18,514	$(1,802)

Weighted average shares outstanding	25,428	25,025	25,293	24,974
Dilutive effect of employee stock options and restricted shares	1,052	645	1,026	—

Diluted weighted average shares outstanding	26,480	25,670	26,319	24,974

Basic income (loss) per share	$0.28	$0.10	$0.73	$(0.07)
Diluted income (loss) per share	$0.27	$0.10	$0.70	$(0.07)
     Potentially dilutive securities representing approximately 1.2 million and 2.3 million shares of common stock for the three month periods ended October 2, 2010 and September 26, 2009, respectively, and approximately 1.0 million and 3.1 million shares of common stock for the nine months ended October 2, 2010 and September 26, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
     Income Taxes
     Deferred taxes are determined based on the difference between the book and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     In performing its quarterly assessment, the Company determined it had sufficient history of profitability and sufficient projected future profitability to fully release its valuation allowance relating to state deferred tax assets during the three month period ended October 2, 2010. At October 2, 2010, the Company has total deferred tax assets of $18.1 million.
     The Company has projected an effective 2010 income tax rate of 38%. The Company has recorded a tax provision of $0.7 million, which reflects the projected 2010 tax rate and the $2.3 million associated with the full release of its valuation allowance relating to state deferred tax assets. This $0.7 million expense compares to $1.6 million tax expense for the three months ended September 26, 2009 based on a projected effective 2009 income tax rate of 36%.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Comprehensive Income
     Comprehensive income includes unrealized gains on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
	(In thousands)
Net income (loss), as reported	$7,032	$2,594	$18,514	$(1,802)
Unrealized gains on investments, net of tax	87	—	164	—

Total comprehensive income (loss)	$7,119	$2,594	$18,678	$(1,802)

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
     The Company’s assets measured at fair value on a recurring basis at October 2, 2010, were as follows:

	Fair Value Measurements as of October 2, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money market accounts	$5,087	$—	$—
Investment in bonds	—	16,576	—

Total assets measured at fair value	$5,087	$16,576	$—

     The Company’s assets measured at fair value on a recurring basis at January 2, 2010, were as follows:

	Fair Value Measurements as of January 2, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money market accounts	$20,077	$—	$—
Investment in bonds	—	4,959	—

Total assets measured at fair value	$20,077	$4,959	$—

     In each table above, the bond investments are valued based on observable market inputs as of the Company’s reporting date and are included in Level 2 inputs. In determining the fair value of our Level 2 bond investments, the Company considers the appropriateness of a model and assumptions used by a pricing vendor to price the investments. The pricing vendor’s model relies on a comprehensive multi-dimensional relational model that uses standard inputs including benchmark yields, reported trades, broker/dealer quotes, issue spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income (loss) for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
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
3. Inventory
     Inventory consists of the following:

	October 2,	January 2 ,
	2010	2010
	(In thousands)
Raw materials	$7,055	$3,735
Work in process	590	687
Finished goods	26,324	27,984

	$33,969	$32,406

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of October 2, 2010, there were 1,969,564 shares available for future grant under the 2005 Plan.
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
     On October 1, 2010, in connection with the commencement of their employment, the Company granted three employees stock options exercisable for an aggregate of 100,000 shares of the Company’s common stock and 28,000 restricted stock units. Additionally, on October 1, 2010, the Company granted to certain employees an annual merit grant totaling 40,420 restricted stock units. Also, on October 1, 2010 in connection with their promotions, the Company granted three employees, including executive officers, stock options exercisable for an aggregate of 38,073 shares of the Company’s common stock and 10,344 restricted stock units. Each of the above stock options have a per share exercise price of $18.61, the closing price of the Company’s common stock on NASDAQ on October 1, 2010. The stock options will vest 25% on the first anniversary of the grant date and quarterly thereafter over the following three years. The restricted stock units will vest 25% on each anniversary of the grant date.
     5. Accrued Expenses
     Accrued expenses consist of the following:

	October 2,	January 2,
	2010	2010
	(In thousands)
Accrued warranty	$8,699	$6,105
Accrued direct fulfillment costs	1,032	1,836
Accrued rent	577	532
Accrued sales commissions	339	472
Accrued accounting fees	495	401
Accrued income taxes	749	2,177
Accrued other	2,170	2,861

	$14,061	$14,384

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
6. Commitments and Contingencies
     Lease Obligations
     Rental expense under operating leases for the three months ended October 2, 2010 and September 26, 2009 were $1.0 million and $0.9 million, respectively, and for the nine months ended October 2, 2010 and September 26, 2009 were $2.8 million and $3.0 million, respectively. Future minimum rental payments under operating leases were as follows as of October 2, 2010:

Operating
Leases
(In thousands)
Remainder of 2010	$696
2011	2,850
2012	2,589
2013	2,409
2014	2,383
Thereafter	12,710

Total minimum lease payments	$23,637

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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2010 and January 2, 2010, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Balance at beginning of period	$7,395	$5,303	$6,105	$5,380
Provision	1,908	1,910	5,003	4,439
Warranty usage(1)	(604)	(861)	(2,409)	(3,467)

Balance at end of period	$8,699	$6,352	$8,699	$6,352

(1)	Warranty usage includes the expiration of product warranties unutilized.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
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
     The table below presents segment information about revenue, cost of revenue, gross margin and income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenue:
Home Robots	$54,650	$44,331	$160,101	$111,253
Government & Industrial	39,573	34,288	126,856	85,642

Total revenue	94,223	78,619	286,957	196,895

Cost of revenue:
Home Robots	32,967	30,881	97,707	77,542
Government & Industrial	27,999	23,543	89,306	62,543

Total cost of revenue	60,966	54,424	187,013	140,085

Gross margin:
Home Robots	21,683	13,450	62,394	33,711
Government & Industrial	11,574	10,745	37,550	23,099

Total gross margin	33,257	24,195	99,944	56,810

Research and development	6,185	3,159	16,375	10,633
Selling and marketing	10,734	9,514	30,959	27,420
General and administrative	8,904	7,420	26,693	21,915
Other income (expense), net	299	112	368	(96)

Income (loss) before income taxes	$7,733	$4,214	$26,285	$(3,254)

     Geographic Information
     For the three months ended October 2, 2010 and September 26, 2009, sales to non-U.S. customers accounted for 40.7% and 33.6% of total revenue, respectively, and for the nine months ended October 2, 2010 and September 26, 2009, sales to non-U.S. customers accounted for 40.9% and 34.6% of total revenue, respectively.

iROBOT CORPORATION
Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Significant Customers
     For the three months ended October 2, 2010 and September 26, 2009, U.S. federal government orders, contracts and subcontracts accounted for 37.9% and 36.3% of total revenue, respectively, and for the nine months ended October 2, 2010 and September 26, 2009, U.S. federal government orders, contracts and subcontracts accounted for 39.2% and 36.7% of total revenue, respectively.
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at October 2, 2010 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at October 2, 2010 and January 2, 2010 consisted of the following:

	October 2, 2010			January 2, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Completed technology	$3,700	$775	$2,925	$3,700	$496	$3,204
Research contracts	100	96	4	100	64	36
Tradename	700	150	550	700	96	604

Total	$4,500	$1,021	$3,479	$4,500	$656	$3,844

     Amortization expense related to acquired intangible assets was $119,000 and $365,000 for the three and nine months ended October 2, 2010, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2010	$115
2011	444
2012	444
2013	444
2014	444

Total	$1,891

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2010, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots,the Small Unmanned Ground Vehicle, Seaglider, Negotiator, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 2, 2010, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of October 2, 2010, we had 643 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended October 2, 2010 and September 26, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenue
Product revenue	90.3%	87.9%	89.6%	87.0%
Contract revenue	9.7	12.1	10.4	13.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	57.8	59.0	57.8	59.4
Cost of contract revenue	6.9	10.2	7.4	11.7

Total cost of revenue	64.7	69.2	65.2	71.1

Gross margin	35.3	30.8	34.8	28.9

Operating expenses
Research and development	6.6	4.0	5.7	5.5
Selling and marketing	11.4	12.1	10.8	13.9
General and administrative	9.4	9.5	9.3	11.1

Total operating expenses	27.4	25.6	25.8	30.5

Operating income (loss)	7.9	5.2	9.0	(1.6)
Other income (expense), net	0.3	0.2	0.2	(0.1)

Income (loss) before income taxes	8.2	5.4	9.2	(1.7)
Income tax expense (benefit)	0.7	2.1	2.7	(0.8)

Net income (loss)	7.5%	3.3%	6.5%	(0.9)%

Comparison of Three and Nine Months Ended October 2, 2010 and September 26, 2009
Revenue

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
Total revenue	$94,223	$78,619	$15,604	19.8%	$286,957	$196,895	$90,062	45.7%
     Total revenue for the three months ended October 2, 2010 increased to $94.2 million, or 19.8%, compared to $78.6 million for the three months ended September 26, 2009. Revenue increased approximately $10.3 million, or 23.3%, in our home robots division and increased approximately $5.3 million, or 15.4%, in our government and industrial division.

     The $10.3 million increase in revenue from our home robots division for the three months ended October 2, 2010 was driven by a 6.6% increase in units shipped and a 15.6% increase in net average selling price as compared to the three months ended September 26, 2009. Total home robots shipped in the three months ended October 2, 2010 were 308,000 units compared to 289,000 units in the three months ended September 26, 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the three months ended October 2, 2010, international home robot revenue increased $12.8 million and domestic home robot revenue decreased $2.5 million as compared to the three months ended September 26, 2009. Home robot division revenue from international sales, which consist of products having a higher average selling price than products sold to domestic customers, was 63.7% of total home robot division revenue in the three month period ending October 2, 2010 as compared to 49.7% in the three month period ended September 26, 2009.
     The $5.3 million increase in revenue from our government and industrial division was driven by a $1.9 million increase in government and industrial robot revenue, a $3.7 million increase in product life cycle revenue (spare parts and accessories), partially offset by a $0.4 million decrease in recurring contract development revenue generated under research and development contracts. The $1.9 million increase in government and industrial robots revenue was primarily due to a 17.0% increase in units shipped partially offset by a 5.9% decrease in net average selling prices in the three month period ended October 2, 2010 as compared to the three month period ended September 26, 2009. The decrease in average selling price was due to product mix primarily attributable to a significant number of SUGV 310 units shipped in the three-month period ended October 2, 2010. The $3.7 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots which during the three month period ended October 2, 2010 includes product life cycle revenue related to our SUGV 310 product. The $0.4 million decrease in recurring contract development revenue generated under research and development contracts was the result of decreases in funding of our PackBot, Warrior and Research programs partially offset by an increase in funding of our SUGV program. Total government and industrial robots shipped in the three months ended October 2, 2010 were 186 units compared to 159 units in the three months ended September 26, 2009.
     Total revenue for the nine months ended October 2, 2010 increased to $287.0 million, or 45.7%, compared to $196.9 million for the nine months ended September 26, 2009. Revenue increased approximately $48.8 million, or 43.9%, in our home robots division and increased approximately $41.2 million, or 48.1%, in our government and industrial division.
     The $48.8 million increase in revenue from our home robots division for the nine months ended October 2, 2010 was driven by a 33.9% increase in units shipped and a 9.7% increase in net average selling price as compared to the nine months ended September 26, 2009. Total home robots shipped in the nine months ended October 2, 2010 were 889,000 units compared to 664,000 units in the nine months ended September 26, 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our increased efforts to expand our global presence. In the nine months ended October 2, 2010, international home robot revenue increased $47.7 million, domestic home robot revenue from our retail channel increased $2.8 million, and domestic home robot revenue from our direct channel decreased $1.7 million as compared to the nine months ended September 26, 2009. Home robot division revenue from international sales, which consist of products having a higher average selling price than products sold to domestic customers, was 66.9% of total home robot division revenue in the nine month period ending October 2, 2010 as compared to 53.3% in the nine month period ended September 26, 2009.
     The $41.2 million increase in revenue from our government and industrial division was driven by a $24.6 million increase in government and industrial robot revenue, a $12.3 million increase in product life cycle revenue (spare parts and accessories), and a $4.3 million increase in recurring contract development revenue generated under research and development contracts. The $24.6 million increase in government and industrial robots revenue was due to a 52.6% increase in units shipped in the nine month period ended October 2, 2010 as compared to the nine month period ended September 26, 2009. The $12.3 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots, which, during the nine month period ended October 2, 2010 included product life cycle revenue related to our SUGV 310 product. The $4.3 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program offset by decreases in funding of our PackBot and Warrior programs. Total government and industrial robots shipped in the nine months ended October 2, 2010 were 702 units compared to 460 units in the nine months ended September 26, 2009.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total cost of revenue	$60,966	$54,424	$6,542	12.0%	$187,013	$140,085	$46,928	33.5%
As a percentage of total revenue	64.7%	69.2%			65.2%	71.1%
     Total cost of revenue increased to $61.0 million in the three months ended October 2, 2010, compared to $54.4 million in the three months ended September 26, 2009. The increase is primarily due to the 6.6% increase in home robot units shipped and the 17.0% increase in government and industrial units shipped.
     Total cost of revenue increased to $187.0 million in the nine months ended October 2, 2010, compared to $140.1 million in the nine months ended September 26, 2009. The increase is primarily due to the 33.9% increase in home robot units shipped and the 52.6% increase in government and industrial units shipped.
Gross Margin

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total gross margin	$33,257	$24,195	$9,062	37.5%	$99,944	$56,810	$43,134	75.9%
As a percentage of total revenue	35.3%	30.8%			34.8%	28.9%
     Gross margin increased $9.1 million, or 37.5%, to $33.3 million (35.3% of revenue) in the three months ended October 2, 2010 from $24.2 million (30.8% of revenue) in the three months ended September 26, 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 9.4 percentage points partially offset by the government and industrial division gross margin decreasing 2.1 percentage points. The 9.4 percentage point increase in the home robots division is attributable to the increase in units shipped through our higher-margin international channel, price increases on certain international products, continued product cost reduction efforts, lower excess and obsolete inventory provisions, improved leverage of our overhead expense against higher revenue, lower return provisions, and lower warranty expense in the three month period ended October 2, 2010 as compared to the three month period ended September 26, 2009. The 2.1 percentage point decrease in the government and industrial division is due to product mix primarily attributable to a significant number of SUGV 310 units shipped, and increased overhead expenses in the three month period ended October 2, 2010 as compared to the three month period ended September 26, 2009.
     Gross margin increased $43.1 million, or 75.9%, to $99.9 million (34.8% of revenue) in the nine months ended October 2, 2010 from $56.8 million (28.9% of revenue) in the nine months ended September 26, 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 8.7 percentage points and the government and industrial division gross margin increasing 2.6 percentage points. The 8.7 percentage point increase in the home robots division is attributable to lower return provisions, the increase in units shipped through our higher-margin international channel, price increases on certain international products, continued product cost reduction efforts, lower excess and obsolete inventory provisions and improved leverage of our overhead expense against higher revenue in the nine month period ended October 2, 2010 as compared to the nine month period ended September 26, 2009. The 2.6 percentage point increase in the government and industrial division is primarily attributable to leveraging our overhead expense against higher revenue partially offset by a decrease due to product mix primarily attributable to a significant number of SUGV 310 units shipped in the nine month period ended October 2, 2010 as compared to the nine month period ended September 26, 2009.

Research and Development

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total research and development	$6,185	$3,159	$3,026	95.8%	$16,375	$10,633	$5,742	54.0%
As a percentage of total revenue	6.6%	4.0%			5.7%	5.5%
     Research and development expenses increased by $3.0 million, or 95.8%, to $6.2 million (6.6% of revenue) in the three months ended October 2, 2010 from $3.2 million (4.0% of revenue) for the three months ended September 26, 2009. The increase in research and development expenses is primarily due to increases in compensation and benefits and materials associated with internal research and development projects in both our home robots and government and industrial divisions and expenses related to our newly created healthcare business unit. The increase in our home robots division is primarily the result of our increased efforts in the areas of product development and advanced development relating to our consumer products.
     Research and development expenses increased by $5.7 million, or 54.0%, to $16.4 million (5.7% of revenue) in the nine months ended October 2, 2010 from $10.6 million (5.5% of revenue) for the nine months ended September 26, 2009. The increase in research and development expenses is primarily due to increases in compensation, recruiting, employee benefits, materials and consulting costs associated with internal research and development projects in our home robots division and expenses related to our newly created healthcare business unit. The increase in our home robots division is primarily the result of our increased efforts in the areas of product development and advanced development relating to our consumer products.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and nine months ended October 2, 2010, these expenses amounted to $6.5 million and $21.1 million, respectively, compared to $8.0 million and $23.1 million for the three and nine months ended September 26, 2009, respectively. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $12.7 million and $37.5 million, respectively, for the three and nine months ended October 2, 2010, compared to $11.2 million and $33.8 million for the three and nine months ended September 26, 2009, respectively.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total selling and marketing	$10,734	$9,514	$1,220	12.8%	$30,959	$27,420	$3,539	12.9%
As a percentage of total revenue	11.4%	12.1%			10.8%	13.9%
     Selling and marketing expenses increased by $1.2 million, or 12.8%, to $10.7 million (11.4% of revenue) in the three months ended October 2, 2010 from $9.5 million (12.1% of revenue) in the three months ended September 26, 2009. This was driven by an increase in our home robots division of $0.7 million primarily attributable to increases in on-line media, other marketing, compensation, and employee-related expense supporting our international home robot sales for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009. Selling and marketing expenses in our government and industrial division increased by $0.5 million attributable to an increase in compensation expenses relating to bid and proposal activities and sales commissions in the three months ended October 2, 2010 as compared to the three months ended September 26, 2009.
     Selling and marketing expenses increased by $3.5 million, or 12.9%, to $31.0 million (10.8% of revenue) in the nine months ended October 2, 2010 from $27.4 million (13.9% of revenue) in the nine months ended September 26, 2009. This was driven by an increase in our home robots division of $2.2 million attributable to increases in on-line media, promotions, sales commission expenses as a result of higher sales, and an increase in compensation and employee-related expense supporting our international home robot sales for the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009. Selling and marketing expenses in our government and industrial division increased by $1.2 million attributable to an increase in compensation expenses relating to bid and proposal activities, and sales commissions as a result of higher sales in the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009.
General and Administrative

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total general and administrative	$8,904	$7,420	$1,484	20.0%	$26,693	$21,915	$4,778	21.8%
As a percentage of total revenue	9.4%	9.5%			9.3%	11.1%
     General and administrative expenses increased by $1.5 million, or 20.0%, to $8.9 million (9.4% of revenue) in the three months ended October 2, 2010 from $7.4 million (9.5% of revenue) in the three months ended September 26, 2009. This increase is attributable to increased compensation and employee benefits expenses related to increased headcount, and an increase in legal expense, primarily attributable to our international expansion and intellectual property prosecution and enforcement, for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009.
     General and administrative expenses increased by $4.8 million, or 21.8%, to $26.7 million (9.3% of revenue) in the nine months ended October 2, 2010 from $21.9 million (11.1% of revenue) in the nine months ended September 26, 2009. This increase is attributable to increased compensation, benefit and recruiting expenses related to increased headcount and an increase in incentive compensation expense, stock based compensation, and an increase in legal expense, primarily attributable to our international expansion and intellectual property prosecution and enforcement, for the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total other income (expense), net	$299	$112	$187	167.0%	$368	$(96)	$464	Not Meaningful
As a percentage of total revenue	0.3%	0.2%			0.2%	(0.1)%
     Other income (expense), net, amounted to $0.3 million for the three months ended October 2, 2010 compared to $0.1 million for the three months ended September 26, 2009. Other income (expense), net, for the three month period ended October 2, 2010 was related to interest income of $0.2 million and foreign currency exchange gains of $0.1 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for the three month period ended September 26, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
     Other income (expense), net, amounted to $0.4 million for the nine months ended October 2, 2010 compared to $(0.1) million for the nine months ended September 26, 2009. Other income (expense), net, for the nine month period ended October 2, 2010 was related to interest income of $0.6 million offset by foreign currency exchange losses of $0.2 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for the nine month period ended September 26, 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Dollar	Percent	October 2,	September 26,	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
		(In thousands)				(In thousands)
Total income tax expense (benefit)	$701	$1,620	$(919)	(56.7)%	$7,771	$(1,452)	$9,223	Not Meaningful
As a percentage of total revenue	0.7%	2.1%			2.7%	(0.8)%
     In the three months ended October 2, 2010, we projected an effective 2010 income tax rate of 38%. The tax provision we recorded is $0.7 million, which reflects the projected 2010 tax rate and the $2.3 million associated with the full release of our valuation allowance relating to state deferred tax assets. This $0.7 million expense compares to $1.6 million tax expense for the three months ended September 26, 2009 based on a projected effective 2009 income tax rate of 36%.
     In the nine months ended October 2, 2010, we projected an effective 2010 income tax rate of 38%. We recorded a tax provision of $7.8 million, which is reflective of the projected 2010 tax rate and the $2.3 million associated with the full release of our valuation allowance relating to state deferred tax assets. This $7.8 million expense compares to a $1.5 million tax benefit for the nine months ended September 26, 2009 based on a projected effective 2009 income tax rate of 36%.
Liquidity and Capital Resources
     At October 2, 2010, our principal sources of liquidity were cash and cash equivalents totaling $90.6 million, short-term investments of $16.6 million and accounts receivable of $27.8 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific production tooling, internal use software and test equipment. In the nine months ended October 2, 2010 and September 26, 2009, we spent $7.5 million and $3.4 million, respectively, on capital equipment.
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
     The balance of cash and short-term investments of $107.2 million at October 2, 2010 is primarily the result of our significant focus over the past year on managing working capital. As of October 2, 2010, we did not have any borrowings outstanding under our existing working capital line of credit and had $1.8 million letters of credit outstanding under our working capital line of credit.

     Discussion of Cash Flows
     Net cash provided by operating activities for the nine months ended October 2, 2010 was $34.9 million, an increase of $10.3 million compared to the $24.6 million of net cash provided by operating activities for the nine months ended September 26, 2009. The increase in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $20.3 million resulting from net income of $18.5 million in 2010 versus a net loss of $1.8 million in 2009;

•	An increase in cash of $15.4 million resulting from a decrease in accounts receivable of $7.4 million in 2010 versus an increase of $8.0 million in 2009, primarily due to aggressive collections and a reduction in days sales outstanding;

•	A decrease in cash of $11.5 million resulting from an increase in inventory of $1.6 million in 2010 versus a decrease of $9.9 million in 2009, primarily due to the introduction of new products in our government and industrial division and increased demand for our home robot products;

•	A decrease in cash of $4.1 million resulting from an increase in accounts payable and accrued expenses of $4.8 million in 2010 versus an increase of $8.9 million in 2009, primarily due to a general increase in business activity and timing of payments to suppliers;

•	A decrease in cash of $4.9 million resulting from a decrease in accrued compensation of $0.4 million in 2010 versus an increase of $4.5 million in 2009, primarily due to the disbursement of cash under our incentive compensation plan in the first quarter of 2010; and

•	A decrease in cash of $3.5 million resulting from a decrease in deferred revenue of $1.9 million in 2010 compared to an increase of $1.6 million in 2009, primarily due to net increase in extended warranty contracts of $1.3 million recorded in 2009 and a contract modification in 2010.
     Net cash used in investing activities for the nine months ended October 2, 2010 was $19.0 million, representing an increase of $15.6 million compared to the $3.4 million of net cash used in investing activities for the nine months ended September 26, 2009. This increase in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments of $30.5 million in 2010, partially offset by the sale of investments of $19.0 million in 2010; and

•	The purchase of property and equipment of $7.5 million in 2010, compared to $3.4 million in 2009, primarily due to an increase in self-constructed and demonstration assets, and tooling related to new products in our government and industrial division and a new contract manufacturer in our home robots division.
     Net cash provided from financing activities for the nine months ended October 2, 2010 was $2.9 million, an increase of $2.2 million compared to the $0.7 million of net cash provided by financing activities for the nine months ended September 26, 2009. The increase is due primarily to an increase in proceeds from stock option exercises.
     Working Capital Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The total amount available for borrowing under our credit facility is $40.0 million. As of October 2, 2010, $38.2 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.
     As of October 2, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     As of October 2, 2010, we were in compliance with all covenants under the credit facility.

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
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of October 2, 2010:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$2,866	$5,083	$4,766	$10,922	$23,637
Minimum contractual payments	1,966	6,450	—	—	8,416
Other obligations	462	314	—	—	776

Total	$5,294	$11,847	$4,766	$10,922	$32,829

     Our minimum contractual payments consist entirely of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2010, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month and nine month periods ended October 2, 2010. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of October 2, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At October 2, 2010, we had unrestricted cash and cash equivalents of $90.6 million and short term investments of $16.6 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of October 2, 2010, all of our cash and cash equivalents were held in interest-bearing demand deposits and money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. At October 2, 2010, we had letters of credit outstanding of $1.8 million under our working capital line of credit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended October 2, 2010 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning July 4, 2010 and ended July 31, 2010	239	(1)	$20.27	(2)	—	—
Fiscal month beginning August 1, 2010 and ended August 28, 2010	—		—		—	—
Fiscal month beginning August 29, 2010 and ended October 2, 2010	—		—		—	—

Total	239	(1)	$20.27	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended October 2, 2010.
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer, Robert Moses, President Government and Industrial Division, Rodney Brooks, Director, and Helen Greiner, Director) of the Company have entered into trading plans (each a

“Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit
Number	Description
10.1*†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: November 5, 2010	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Indicates a management contract or any compensatory plan, contract or arrangement