Form 10-Q/A
period 2010-04-03
IROBOT CORP
filed 2010-12-29
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-31.1
EX-31.2

EXPLANATORY NOTE
     This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of iRobot Corporation for the period ended April 3, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2010 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely to provide a revised copy of Exhibit 10.1 and Exhibit 10.2 that was included with the Original Filing in response to SEC comments in connection with our confidential treatment requests. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: December 29, 2010	By:	/s/ JOHN LEAHY
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