Form 10-K
period 2011-01-01
IROBOT CORP
filed 2011-02-18
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $383,300,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on July 2, 2010.

As of February 14, 2011, there were 26,034,629 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 1, 2011. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended January 1, 2011

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

Overview

iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our government and industrial robots perform tasks such as battlefield reconnaissance and bomb disposal, multi-purpose tasks for local police and first responders, and long-endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration, or CMMI, which enable us to service our military products and services.

Since our founding, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing consumer and military applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elder care, oil services, home automation, landscaping, agriculture, construction and other vertical markets.

Over the past eight years, we sold approximately 6 million of our home care robots. We also sold during that time more than 3,500 of our tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

Strategy

Our goal is to design and build innovative robots that make a difference and are adaptable for use in a broad range of applications. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by quickly delivering robotic technology-based remote presence and automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of robot autonomy, manipulation and platforms. Remote presence is the core of our military robots which save lives by keeping warfighters at safe standoff distances from hazards while they perform dangerous, difficult and persistent missions. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, remote presence systems will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to enable home environments that are persistently sanitary and safe while requiring as little human physical intervention as possible. Key elements of our strategy include:

Leverage Common Platforms and Software:  By committing long-term to a given platform and providing incremental upgrades, we create a valuable installed base that supports third-party development and greatly simplifies service and support. When entering new product areas that cannot be serviced with existing platforms, we intend to develop a multi-generational platform strategy that allows for rapid learning and long-term incremental improvements. Through the use and development of a common software architecture, we intend to create a robot intelligence system of enduring value and build a formidable advantage that stifles competition. Our common software will allow high reuse, reducing development costs of new systems and payloads, as well as reducing development timelines.

Continued Growth through Profitability, Operational Excellence and Customer Focus.  We intend to consistently improve our profitability through disciplined allocation of resources and by reducing costs of materials, adjusting prices, optimizing our product and channel mix, focusing on our discretionary spending and reducing our seasonality. We will continue to focus on improving the scalability and efficiency of our supply chain process and on mitigating single source supply exposure. We will identify, develop and enhance product features and functionality while also aggressively focusing on product reliability.

Leverage Research and Development Across Different Products and Markets.  We leverage our research and development across all of our products and markets. For example, we use technological expertise developed through government-funded research and development projects across our other product development efforts. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. This strategy helps us avoid the need to start each robot project from scratch, developing robots in a cost-effective manner and minimizing time to market.

Continue to Strengthen Our Brand.  Our robots’ performance and uniqueness have enabled us to obtain strong word-of-mouth and extensive press coverage leading to increasing brand awareness, brand personality and momentum. We intend to continue to invest in our marketing programs to strengthen our brand recognition and reinforce our message of innovation, reliability, safety and value.

Complement Core Competencies with Strategic Alliances.  Our core competencies are the design, development and marketing of robots. We rely on strategic alliances to provide complementary competencies that we integrate into our products and to enhance market access. We outsource certain non-core activities, such as manufacturing and back-office functions, which helps us focus our resources on our core competencies.

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

We currently offer multiple Roomba floor vacuuming robots and Scooba floor washing robots with varying price points and performance characteristics. Our Roomba robot’s compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. Roomba is programmed to keep operating until the floor is clean. In addition, Roomba eliminates the need to push a vacuum — it cleans automatically upon the push of a button. Our Scooba robot’s innovative cleaning process allows the robot to simultaneously sweep, wash, scrub and dry hard floors, all at the touch of a button. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet.

Our Verro Pool Cleaning Robot is used to clean a standard size pool in about an hour while removing debris as small as two microns from the pool floor, walls and stairs. Verro is brought to market under the iRobot brand through a relationship with the Aqua Products Group companies including AquaJet LLC and Aquatron, Inc., which developed the pool cleaning robots. There are three models available.

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

Government and Industrial Products

In government and industrial product markets, we currently offer both ground and maritime unmanned vehicles. Our tactical ground robots include the combat-tested 510 PackBot line of small, unmanned ground robots, the 310 SUGV and 320 SUGV (Small Unmanned Ground Vehicle) multi-purpose ground robots and the low-cost 210 Negotiator for state and local police and first responders. The PackBot, SUGV, and Negotiator robot series make up a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots are designed to keep war fighters and public safety officials out of harm’s way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of January 1, 2011, more than 3,500 robots have been delivered to military and civil defense forces worldwide. The robots are currently priced between approximately $20,000 and $195,000 per unit, depending on configuration and quantities ordered.

We continue to refine the PackBot product line, focusing on enhanced modularity and providing new capabilities to support new mission areas. Our unique Aware 2 software is incorporated into the advanced 510 PackBot chassis and operator control unit. As a result, PackBot can support multiple configurations and payloads with the same chassis and operator control unit, providing customers with a single robot capable of multiple missions. iRobot also utilizes Configure-To-Order (CTO) procurement options for our commercial 510 PackBot, allowing customers to tailor the product to their specific mission needs. The combined benefits of the Aware 2 software and CTO procurement options establish the 510 PackBot as a truly modular multi-mission robotic platform.

The 310 and 320 SUGV continue to see strong demand as a family of light weight backpackable robots well suited to dismounted operations in Afghanistan. Over 300 310 SUGV mini-EODs were delivered in 2010 and follow-on deliveries to the U.S. Air Force are currently in progress. The 320 SUGV (Army designation XM1216) Increment I infantry robot completed development and a successful Limited User Test (LUT) leading to delivery of 30 Low Rate Initial Production (LRIP) units in the fourth quarter. Increment 2 development efforts continued in 2010 leading to an expected critical design review in 2011. Within our maritime business, the 1Ka Seaglider is a long endurance autonomous underwater vehicle designed for oceanic missions to measure temperature, salinity, depth-averaged current and other data for scientific and military planners. During 2010 and as part of Operation Clean Sweep, iRobot Seaglider robots were deployed to and assisted in monitoring the Gulf of Mexico oil spill disaster. These Seagliders were equipped with sensors that aided in determining the presence of suspended oil below the surface and also measured dissolved oxygen levels to help predict impacts on sea life.

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

Sales and Distribution Channels

We sell our products through distinct sales channels to the consumer and government and industrial markets. For the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, sales to non-U.S. customers accounted for 41.1%, 33.3% and 23.4% of total revenue, respectively. During this time period, sales to non-U.S. customers in any single country did not account for more than 10% of total revenue in any fiscal year. For the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 38.4%, 36.9% and 40.3% of total revenue, respectively. For the fiscal year ended January 1, 2011, we generated 17.4% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts.

Home Robots

In the United States and Canada, we sell our consumer products through a network of national retailers. In 2010, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. In support of these sales activities, we maintain an in-house sales and product management team. Internationally, our products have been sold in approximately 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.

Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 11.5% and 17.1% of total home robots division revenue for fiscal 2010 and 2009, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Government and Industrial

We sell our government and industrial products directly to end users and indirectly through prime contractors and distributors. While the majority of government and industrial products have been sold to date to various operations within the U.S. federal government, we also sell to state and local as well as to international government organizations. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Pakistan, Qatar, Taiwan, South Africa and Canada.

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

Marketing and Brand

We market our home robots to end-user customers through our sales and marketing teams as well as through our extensive network of retailers and in-country distributors. We market our government and industrial products directly through our team of government sales specialists to end users and indirectly through prime contractors. Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products.

Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 12.6%, 13.7% and 15.2% of our total revenue in 2010, 2009 and 2008, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.

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

Our innovative robots and public relations campaigns have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion among the first-tier partners on the U.S. Army’s Brigade Combat Team Modernization program has greatly enhanced our brand and awareness among government and industrial customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.

Manufacturing

Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of both our consumer and military robots, we can focus our engineering expertise on the design of robots.

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

We outsource the manufacturing of our consumer products to three contract manufacturers, each of which manufactures at a single plant in China. Our PackBot, Small Unmanned Ground Vehicle (SUGV) and Maritime families of government and industrial products are each manufactured by separate contract manufacturers located in the United States. The manufacturing of our Negotiator family of products is outsourced to a contract manufacturer in India.

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended January 1, 2011,

January 2, 2010 and December 27, 2008, our research and development expenses were $24.8 million, $14.7 million and $17.6 million, respectively. In addition to our internal research and development activities, for the years ended January 1, 2011, January 2, 2010 and December 27, 2008, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $27.1 million, $30.8 million and $23.9 million, respectively. Of our total research and development spending in 2010, 2009 and 2008, approximately 50.4%, 63.9% and 51.7%, respectively was funded by government-sponsored research and development contracts. For the years ended January 1, 2011, January 2, 2010 and December 27, 2008, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $51.9 million, $45.5 million and $41.5 million, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing market sectors.

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

Our research and development efforts for our next-generation products are supported by a variety of sources. Our next-generation military products are predominately supported by U.S. governmental research organizations. Government funding is provided to further the development of robot technologies with the expectation that if the projects result in the development of technically viable prototypes, the government will purchase multiple production units for future use in the field. The government funding that we receive allows us to accelerate the development of multiple technologies. While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient’s use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, both consumer and industrial, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. Similarly, expertise developed while designing consumer products is used in designing products for government and industrial applications. We also work with strategic collaborators to develop industry-specific technologies.

Competition

The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our competitors include developers of robot floor cleaning products, developers of small unmanned ground vehicles, established government contractors working on unmanned systems, and developers of small unmanned underwater vehicles.

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

As of January 1, 2011, we held 82 U.S. patents and more than 150 pending U.S. patent applications. Also, we held 34 foreign patents, additional design registrations, and more than 100 pending foreign applications. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

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

Government and Industrial Product Backlog

Our government and industrial product backlog consists of written orders or contracts to purchase our products received from our government and industrial customers. Total backlog of product sales to government and industrial customers, which includes federal, state, local and foreign governments, and non-government customers, as of January 1, 2011 and January 2, 2010 amounted to approximately $23.9 million and $42.2 million, respectively. Our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to our funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of January 1, 2011, we had 657 full-time employees located in the United States and abroad, of whom 304 are in research and development, 156 are in operations, 78 are in sales and marketing and 119 are in general and administration. We believe that we have a good relationship with our employees.

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

Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of major programs under which the U.S. federal government is currently funding the development or purchase of military robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross margin to maintain profitability;

•	acquire and maintain market share in our consumer and military markets;

•	manage growth in our operations;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our military robots;

•	attract and retain additional engineers and other highly-qualified personnel;

•	expand our product offerings beyond our existing robots;

•	adapt to new or changing policies and spending priorities of governments and government agencies; and

•	access additional capital when required and on reasonable terms.

If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.

Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. These fluctuations will be due to numerous factors including:

•	the size and timing of orders from military and other government agencies;

•	the size, timing and mix of orders from retail stores and international distributors for our home care robots;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	seasonality in the sales of our consumer products, which have historically been heavily weighted in the second half of the year;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.

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

Continued economic uncertainty and reductions in consumer spending may result in reductions in sales of our consumer robots. Additionally, disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our retail customers, which would also impact purchases of our consumer robots. Any reduction in sales of our consumer robots, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.

Our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner.

For the years ended January 1, 2011 and January 2, 2010, we derived 57.2% and 55.5% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

We depend on the U.S. federal government for a significant portion of our revenue, and any reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.

For the years ended January 1, 2011 and January 2, 2010, we derived 38.4% and 36.9% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results. U.S. Government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes, and may be affected by changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. It is possible that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended January 1, 2011 and January 2, 2010, 62.7% and 40.3% of our total contract revenue was derived from our participation in the U.S. Army’s BCTM program, respectively. Future sales of our military robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

Even if we continue to receive funding for research and development under these contracts, there can be no assurance that we will successfully complete the development of robots pursuant to these contracts or that, if successfully developed, the U.S. federal government or any other customer will purchase these robots from us. The U.S. federal government has the right when it contracts to use the technology developed by us to have robots supplied by third parties. Any failure by us to complete the development of these robots, or to achieve successful sales of these robots, would harm our business and results of operations. Our business and results of operations could be negatively affected by significant changes in the policies and spending priorities of governments and government agencies. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies.

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

We currently depend largely on several single source contract manufacturers, for the manufacture of our various families of home care and government products. All contract manufacturers for our home robots are located in China. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained, which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on these contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	lack of enforceable contractual provisions over the production and costs of consumer products;

•	risk of loss of inventory while in transit;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability; and

•	our attempts to add additional manufacturing resources may be significantly delayed and thereby create disruptions in production of our products.

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

We have focused on selling our robots in the home floor care and military markets. We plan to expand into other markets. Efforts to expand our product offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

If we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our headcount and operations have grown rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. From January 2, 2010 to January 1, 2011, the number of our employees increased from 538 to 657. We anticipate further growth will be required to address increases in our product offerings on the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and employees. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, we face risks associated with managing operations outside the United States. We will need to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

If the consumer robot market does not experience significant growth or if our products do not achieve broad acceptance or if we fail to maintain or increase our consumer robot sales through our distribution channels, we will not be able to achieve our anticipated level of growth.

We derive a substantial portion of our revenue from sales of our consumer robots, including our home care robots. For the years ended January 1, 2011 and January 2, 2010, consumer robots accounted for 57.2% and 55.5%, respectively, of our total revenue. We face challenges in predicting the future growth rate or the size of the consumer robot market in general or the home care robot market in particular. Demand for home care robots may not increase, or may decrease, either generally or in specific geographic markets, for particular types of robots or during particular time periods.

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

We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners; we also compete in some cases with providers of traditional vacuum cleaners. Our competitors include developers of robot floor cleaning products, developers of small unmanned ground vehicles, established government contractors working on unmanned systems, and developers of small unmanned underwater vehicles.

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

Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, mandatory or voluntary recall or product upgrades, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. Our quality control procedures relating to the raw materials and components that it receives from third-party suppliers as well as our quality control procedures relating to its products after those products are designed, manufactured and packaged may not be sufficient. In addition, increased development and warranty costs, including the costs of any mandatory or voluntary recall, could be substantial and could reduce our operating margins. Moreover, because military robots are used in dangerous situations, the failure or malfunction of any of these robots, including our own, could significantly damage our reputation and support for robot solutions in general. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

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

As part of our business strategy, we intend to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. In such cases we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our working capital line of credit may be limited by the restrictive financial covenants contained in that agreement, which require us to maintain profitability.

Environmental laws and regulations and unforeseen costs could negatively impact our future earnings.

The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. We also face increasing complexity in our product design as we adjust to legal and regulatory requirements relating to our products. There is no assurance that such existing laws or future laws will not impair future earnings or results of operations.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended January 1, 2011 and January 2, 2010, sales to non-U.S. customers accounted for 41.1% and 33.3% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

We attempt to securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results.

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

The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to our valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

As of January 1, 2011, our directors and executive officers and their affiliates collectively beneficially owned approximately 16.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 183,000 square feet. This lease expires on May 1, 2020. We lease 15,700 square feet in Durham, North Carolina supporting our government and industrial division’s unmanned underwater vehicles. We lease smaller facilities in Burlington, Massachusetts; Mysore, India; Hong Kong; Shenzhen, China; London, England; San Luis Obispo, California; and Crystal City, Virginia. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “IRBT”. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

	High	Low

Fiscal 2009:
First quarter	$10.20	$7.00
Second quarter	$13.50	$7.40
Third quarter	$13.59	$10.21
Fourth quarter	$17.85	$11.23
Fiscal 2010:
First quarter	$18.74	$14.45
Second quarter	$22.05	$14.52
Third quarter	$21.36	$16.34
Fourth quarter	$25.27	$17.86

As of February 14, 2011, there were approximately 26,034,629 shares of our common stock outstanding held by approximately 125 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 14, 2011 was $28.86 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the fiscal quarter ended January 1, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of January 1, 2011 and January 2, 2010 and for the years ended January 1, 2011, January 2, 2010 and December 27, 2008 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of January 1, 2011 and January 2, 2010 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended January 1, 2011 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 27, 2008, December 29, 2007 and December 30, 2006 and for the years ended December 29, 2007 and December 30, 2006 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	January 1,	January 2,	December 27,	December 29,	December 30,
	2011	2010	2008	2007	2006
	(In thousands, except earnings per share amounts)

Consolidated Statements of Operations:
Revenue
Product revenue	$360,394	$262,199	$281,187	$227,457	$167,687
Contract revenue	40,558	36,418	26,434	21,624	21,268

Total revenue	400,952	298,617	307,621	249,081	188,955
Cost of revenue
Cost of product revenue	228,403	176,631	190,250	147,689	103,651
Cost of contract revenue	27,117	30,790	23,900	18,805	15,569

Total cost of revenue	255,520	207,421	214,150	166,494	119,220

Gross Margin	145,432	91,196	93,471	82,587	69,735
Operating Expenses
Research and development	24,809	14,747	17,566	17,082	17,025
Selling and marketing	50,535	40,902	46,866	44,894	33,969
General and administrative	36,618	30,110	28,840	20,919	18,703
Litigation and related expenses	—	—	—	2,341	—

Total operating expenses	111,962	85,759	93,272	85,236	69,697

Operating (Loss) Income	33,470	5,437	199	(2,649)	38
Net Income	$25,514	$3,330	$756	$9,060	$3,565

Net Income Per Common Share Basic	$1.00	$0.13	$0.03	$0.37	$0.15
Diluted	$0.96	$0.13	$0.03	$0.36	$0.14
Shares Used in Per Common Share Calculations
Basic	25,394	24,998	24,654	24,229	23,516
Diluted	26,468	25,640	25,533	25,501	25,601

	January 1,	January 2,	December 27,	December 29,	December 30,
	2011	2010	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$108,383	$71,856	$40,852	$26,735	$5,583
Short term investments	13,928	4,959	—	16,550	64,800
Total assets	254,331	199,584	163,678	169,092	135,308
Total liabilities	79,424	66,390	44,002	58,865	40,389
Total stockholders’ equity	174,907	133,194	119,676	110,227	94,919

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Seaglider, Negotiator, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

As of January 1, 2011, we had 657 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

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

Revenue

We currently derive revenue from product sales, government research and development contracts, and commercial research and development contracts. Product revenue is derived from the sale of our various home cleaning robots and government and industrial robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services to the expanding installed base of our robots.

We currently derive a majority of our product revenue from the sale of our home cleaning robots, and our PackBot and SUGV tactical military robots. For the fiscal years ended January 1, 2011 and January 2, 2010, product revenues accounted for 89.9% and 87.8% of total revenue, respectively. For the fiscal years ended January 1, 2011 and January 2, 2010, our funded research and development contracts accounted for approximately 10.1% and 12.2% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, however, we expect that revenue from funded research and development contracts could grow modestly on an absolute dollar basis and represent a decreasing percentage of our total revenue due to the anticipated growth in consumer and military product revenue.

For the fiscal years ended January 1, 2011 and January 2, 2010, approximately 65.7% and 56.0%, respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2010 and fiscal 2009, the customers were comprised of both U.S. retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 11.5% of our home robot product revenue for the fiscal year ended January 1, 2011 compared to 17.1% in the fiscal year ended January 2, 2010. In addition, 87.6% and 78.6% of military product revenue, and 96.5% and 94.5% of funded research and development contract revenue, resulted from orders and contracts or subcontracts with the U.S. federal government in the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

For the fiscal years ended January 1, 2011 and January 2, 2010, sales to non-U.S. customers accounted for 41.1% and 33.3% of total revenue, respectively.

Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from the sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain.

Revenue from our military robot sales and revenue from funded research and development contracts are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from military and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). As a result of the growth of our international consumer business, which is less seasonal than our domestic consumer business, our consumer product revenue is spread more evenly throughout the year.

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended January 1, 2011 and January 2, 2010, cost of product revenue was 63.4% and 67.4% of total product revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the

United States, we believe that labor in China is becoming more scarce. Consequently, the labor costs for our home robots could increase in the future.

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended January 1, 2011 and January 2, 2010, cost of contract revenue was 66.9% and 84.5% of total contract revenue, respectively.

Gross Margin

Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended January 1, 2011 and January 2, 2010, gross margin was 36.3% and 30.5% of total revenue, respectively.

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

For the fiscal years ended January 1, 2011 and January 2, 2010, research and development expense was $24.8 million and $14.7 million, or 6.2% and 4.9% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended January 1, 2011 and January 2, 2010, these expenses amounted to $27.1 million and $30.8 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. For the years ended January 1, 2011, January 2, 2010 and December 27, 2008, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $51.9 million, $45.5 million and $41.5 million, respectively.

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

For the fiscal years ended January 1, 2011 and January 2, 2010, selling, general and administrative expense was $87.2 million and $71.0 million, or 21.7% and 23.8% of total revenue, respectively.

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

Revenue Recognition

We recognize revenue from sales of consumer products under the terms of the customer agreement upon transfer of title and risk of loss to the customer, provided the price is fixed or determinable, collection is determined to be reasonably assured and no significant obligations remain. Sales to resellers are typically subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. We have typically not taken product returns except for defective products. Accordingly, we reduce revenue for our estimates of liabilities for these rights at the time the related sale is recorded. We establish a provision for sales returns for products sold by resellers directly based on historical return experience and other relevant data. Our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. We have aggregated and analyzed historical returns from resellers and end users which form the basis of our estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our returns reserve is calculated as a percentage of gross consumer product revenue. A one percentage point increase or decrease in our actual experience of returns would have a material impact on our quarterly and annual results of operations. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. If future trends or our ability to estimate were to change significantly from those experienced in the past, incremental reductions or increases to revenue may result based on this new experience.

Under cost-plus research and development contracts, we recognize revenue based on costs incurred plus a pro-rata portion of the total fixed fee. Costs and estimated gross margins on contracts are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. We recognize revenue on firm fixed price (FFP) contracts using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income, and are recorded or recognized, as the case may be, in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards

Under the provisions of the relevant authoritative guidance, we recognized $6.4 million of stock-based compensation expense during the fiscal year ended January 1, 2011 for stock options granted subsequent to our initial filing of our Form S-1 with the SEC. The unamortized fair value as of January 1, 2011 associated with these grants was $12.0 million with a weighted average remaining recognition period of 2.65 years.

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. Prior to 2010, the expected term calculation was based upon the simplified method provided under the relevant authoritative guidance. During 2010, we began to rely solely on company specific historical data to calculate the expected term. Given our initial public offering in November 2005 and the resulting short history as a public company, we could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, prior to 2010, we performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop expected volatility assumptions. During 2010, we began to rely solely on company specific historical data for purposes of establishing expected volatility.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended January 1, 2011 was $8.24.

During the fiscal year ended January 1, 2011, the Company recognized $0.1 million and $1.7 million of stock based compensation associated with restricted stock awards and restricted stock units, respectively. Unamortized expense associated with restricted stock awards and restricted stock units at January 1, 2011, was $0.1 million and $7.6 million, respectively.

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

We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. In fiscal 2007, we completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. In fiscal 2010, based on recent and expected increased future profitability the valuation allowance relating to state deferred tax assets was released. At January 1, 2011, we have total deferred tax assets of $21.2 million with no valuation allowance.

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

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Revenue
Product revenue	$360,394	$262,199	$281,187
Contract revenue	40,558	36,418	26,434

Total revenue	400,952	298,617	307,621

Cost of Revenue
Cost of product revenue(1)	228,403	176,631	190,250
Cost of contract revenue(1)	27,117	30,790	23,900

Total cost of revenue	255,520	207,421	214,150

Gross margin	145,432	91,196	93,471
Operating Expenses
Research and development(1)	24,809	14,747	17,566
Selling and marketing(1)	50,535	40,902	46,866
General and administrative(1)	36,618	30,110	28,840

Total operating expenses	111,962	85,759	93,272

Operating Income	33,470	5,437	199
Other Income (Expense), Net	504	(81)	926

Income Before Income Taxes	33,974	5,356	1,125
Income Tax Expense	8,460	2,026	369

Net Income	$25,514	$3,330	$756

(1)	Stock-based compensation recorded in 2010, 2009 and 2008 breaks down by expense classification as follows.

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Cost of product revenue	$1,311	$1,127	$753
Cost of contract revenue	446	575	462
Research and development	725	351	359
Selling and marketing	1,161	1,410	1,055
General and administrative	4,522	4,099	3,310

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008

Revenue
Product revenue	89.9%	87.8%	91.4%
Contract revenue	10.1	12.2	8.6

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	57.0	59.2	61.8
Cost of contract revenue	6.7	10.3	7.8

Total cost of revenue	63.7	69.5	69.6

Gross margin	36.3	30.5	30.4
Operating Expenses
Research and development	6.2	4.9	5.7
Selling and marketing	12.6	13.7	15.2
General and administrative	9.1	10.1	9.4

Total operating expenses	27.9	28.7	30.3

Operating Income	8.4	1.8	0.1
Other Income (Expense), Net	0.1	0.0	0.3

Income Before Income Taxes	8.5	1.8	0.4
Income Tax Expense	2.1	0.7	0.1

Net Income	6.4%	1.1%	0.3%

Comparison of Years Ended January 1, 2011 and January 2, 2010

Revenue

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Total Revenue	$400,952	$298,617	$102,335	34.3%

Our revenue increased 34.3% to $401.0 million in fiscal 2010 from $298.6 million in fiscal 2009. Revenue increased approximately $63.5 million, or 38.3%, in our home robots division and $38.8 million, or 29.3%, in our government and industrial division.

The $63.5 million increase in revenue from our home robots division was driven by a 28.4% increase in units shipped and a 9.7% increase in net average selling price. Total home robots shipped in fiscal 2010 were 1,269,000 units compared to 988,000 units in fiscal 2009. The increase in home robot division revenue and units shipped was primarily attributable to increased international sales of our home robot products resulting from our efforts to increase our global presence. In fiscal 2010, international home robot revenue increased $62.3 million, domestic home robot revenue from our retail channel increased $3.4 million, and domestic home robot revenue from our direct channel decreased $2.2 million as compared to fiscal 2009. Home robot division revenue from international sales, which consist of products having a higher average selling price than products sold to domestic customers, was 66.0% of total home robot division revenue in fiscal 2010 as compared to 53.8% in fiscal 2009.

The $38.8 million increase in revenue from our government and industrial division was driven by a $20.2 million increase in government and industrial robot revenue, a $14.5 million increase in product life cycle revenue (spare parts and accessories), and a $4.1 million increase in recurring contract development revenue generated under research and development contracts. The $20.2 million increase in government and industrial robots revenue was due to a 10.3% increase in units shipped in fiscal 2010 as compared to fiscal 2009. The $14.5 million increase in product life cycle revenue was the result of a higher installed base of our government and industrial robots, which during fiscal 2010 included product life cycle revenue related to our SUGV 310 product. The $4.1 million increase in recurring contract development revenue generated under research and development contracts was primarily attributable to an increase in funding of our SUGV program offset by decreases in funding of our PackBot and Warrior programs. Total government and industrial robots shipped in fiscal 2010 were 871 units compared to 789 units in fiscal 2009.

Cost of Revenue

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Total cost of revenue	$255,520	$207,421	$48,099	23.2%
As a percentage of total revenue	63.7%	69.5%

Total cost of revenue increased to $255.5 million in fiscal 2010, compared to $207.4 million in fiscal 2009. The increase is primarily due to the 28.4% increase in home robot units shipped and the 10.3% increase in government and industrial units shipped.

Gross Margin

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Total gross margin	$145,432	$91,196	$54,236	59.5%
As a percentage of total revenue	36.3%	30.5%

Gross margin increased $54.2 million, or 59.5%, to $145.4 million (36.3% of revenue) in fiscal 2010 from $91.2 million (30.5% of revenue) in fiscal 2009. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 7.8 percentage points and the government and industrial division gross margin increasing 2.9 percentage points. The 7.8 percentage point increase in the home robots division is attributable to lower return provisions, the increase in units shipped through our higher-margin international channel, price increases on certain international products, continued product cost reduction efforts, lower excess and obsolete inventory provisions and improved leverage of our overhead expense against higher revenue in fiscal 2010 as compared to fiscal 2009. The 2.9 percentage point increase in the government and industrial division is primarily attributable to leveraging our overhead expense against higher revenue, and an increase in higher-margin product life cycle revenue, partially offset by a decrease due to product mix primarily attributable to a significant number of SUGV 310 units shipped in fiscal 2010 as compared to fiscal 2009. Our margins relating to contract revenue increased in fiscal 2010 as compared to fiscal 2009 due to higher-margin firm-fixed-priced contracts awarded in 2010.

Research and Development

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Total research and development	$24,809	$14,747	$10,062	68.2%
As a percentage of total revenue	6.2%	4.9%

Research and development expenses increased by $10.1 million, or 68.2%, to $24.8 million (6.2% of revenue) in fiscal 2010, from $14.7 million (4.9% of revenue) for fiscal 2009. The increase in research and development expenses is primarily due to increases in compensation, recruiting, employee benefits, materials and consulting costs associated with internal research and development projects in our home robots division and expenses related to our healthcare research. The increase in our home robots division is primarily the result of our increased efforts in the areas of product development and advanced development relating to our consumer products.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2010, these expenses amounted to $27.1 million compared to $30.8 million for fiscal 2009. In accordance with generally accepted accounting principles, these expenses have been classified as cost of contract revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $51.9 million for fiscal 2010, compared to $45.5 million for fiscal 2009.

Selling and Marketing

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Total selling and marketing	$50,535	$40,902	$9,633	23.6%
As a percentage of total revenue	12.6%	13.7%

Selling and marketing expenses increased by $9.6 million, or 23.6%, to $50.5 million (12.6% of revenue) in fiscal 2010 from $40.9 million (13.7% of revenue) in fiscal 2009. This was driven by an increase in our home robots division of $7.9 million attributable to increases in advertising, promotions, on-line media, sales commission expenses as a result of higher sales, and an increase in compensation and employee-related expense supporting our international home robot sales for fiscal 2010 as compared to fiscal 2009. Selling and marketing expenses in our government and industrial division increased by $1.7 million attributable to an increase in compensation expenses and other expenses relating to bid and proposal activities, and sales commissions as a result of higher sales in fiscal 2010 as compared to fiscal 2009.

In fiscal 2011, we expect to continue to invest in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars but remain at the same level or slightly above fiscal 2010 as a percentage of revenue.

General and Administrative

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

General and administrative	$36,618	$30,110	$6,508	21.6%
As a percentage of total revenue	9.1%	10.1%

General and administrative expenses increased by $6.5 million, or 21.6%, to $36.6 million (9.1% of revenue) in fiscal 2010 from $30.1 million (10.1% of revenue) in fiscal 2009. This increase is attributable to increased compensation, benefit and recruiting expenses related to increased headcount and an increase in incentive compensation expense, stock based compensation, and an increase in legal expense, primarily attributable to our international expansion and intellectual property prosecution and enforcement, for fiscal 2010 as compared to fiscal 2009.

Other Income (Expense), Net

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Other Income (expense), net	$504	$(81)	$585	Not Meaningful
As a percentage of total revenue	0.1%	0.0%

Other income (expense), net amounted to $0.5 million in fiscal 2010 compared to $(0.1) million in fiscal 2009. Other income (expense), net, for fiscal 2010 was related to interest income of $0.8 million offset by foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations. Other income (expense), net, for fiscal 2009 was directly related to foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.

Income Tax Provision

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010	Dollar Change	Percent Change
	(In thousands)

Income tax provision	$8,460	$2,026	$6,434	Not Meaningful
As a percentage of total revenue	2.1%	0.7%

In fiscal 2010, we recorded a $8.5 million tax provision based on an effective income tax rate of 24.9%. The provision for income taxes for fiscal 2010 consists of $10.2 million of federal taxes, $0.1 million of foreign taxes and $(1.8) million of state taxes, which includes the $2.3 million associated with the full release of our valuation allowance relating to state deferred tax assets.

In fiscal 2009, we recorded a $2.0 million tax provision based on an effective income tax rate of 38%. The provision for income taxes for fiscal 2009 consists of $1.6 million of federal taxes and $0.4 million of state taxes. Included in the 2009 provision is a $0.2 million provision associated with an out-of-period error correction with respect to the earnings of our India subsidiary and a $0.3 million one-time benefit from the conversion of incentive stock options to non-qualified stock options as a result of our stock option exchange program which concluded in our second fiscal quarter of 2009.

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

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2009, these expenses amounted to $30.8 million compared to $23.9 million for fiscal 2008. In accordance with generally accepted accounting principles, these expenses have been classified as cost of contract revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $45.5 million for fiscal 2009, compared to $41.5 million for fiscal 2008.

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

Other Income (Expense), Net

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Other Income (expense), net	$(81)	$926	$(1,007)	Not Meaningful
As a percentage of total revenue	0.0%	0.3%

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

Income Tax Provision

	Fiscal Year Ended
	January 2,	December 27,
	2010	2008	Dollar Change	Percent Change
	(In thousands)

Income tax provision (benefit)	$2,026	$369	$1,657	Not Meaningful
As a percentage of total revenue	0.7%	0.1%

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

Liquidity and Capital Resources

At January 1, 2011, our principal sources of liquidity were cash and cash equivalents totaling $108.4 million, short-term investments of $13.9 million and accounts receivable of $34.1 million.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended January 1, 2011 and January 2, 2010, we spent $12.6 million and $5.0 million, respectively, on capital equipment.

Our strategy for delivering products to our retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of retail orders and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they invoice us when the finished goods are shipped.

The balance of cash and short-term investments of $122.3 million at January 1, 2011 is primarily the result of improving profitability and our significant focus over the past two years on managing working capital. As of January 1, 2011, we did not have any borrowings outstanding under our working capital line of credit and had $1.9 million letters of credit outstanding under our working capital line of credit.

Discussion of Cash Flows

Net cash provided by operating activities for the fiscal year ended January 1, 2011 was $49.2 million, an increase of $8.6 million compared to the $40.6 million of net cash provided by operating activities for the fiscal year ended January 2, 2010. The increase in net cash provided by operating activities was primarily driven by the following factors:

•	An increase in cash of $22.2 million resulting from net income of $25.5 million in 2010 versus a net income of $3.3 million in 2009;

•	A decrease in cash of $4.3 million resulting from an increase in deferred tax assets of $7.6 million in 2010 versus an increase of $3.3 million in 2009;

•	A decrease in cash of $2.0 million resulting from an increase in accounts receivable (including unbilled revenue) of $1.1 million in 2010 versus an decrease of $0.9 million in 2009, primarily due to growth in revenue partially offset by the impact of aggressive collections and a reduction in days sales outstanding;

•	An increase in cash of $3.1 million resulting from a decrease in inventory of $5.2 million in 2010 versus a decrease of $2.1 million in 2009, primarily due to increased demand for our home robot products;

•	A decrease in cash of $1.3 million resulting from an increase current assets primarily due to an increase in prepaid income taxes;

•	A decrease in cash of $4.8 million resulting from an increase in accounts payable and accrued expenses of $9.6 million in 2010 versus an increase of $14.4 million in 2009, primarily due to a general increase in business activity and timing of payments to suppliers. In fiscal 2010 accounts payable was a source of cash, but cash provided was $4.8 million less than in fiscal 2009;

•	A decrease in cash of $2.8 million resulting from an increase in accrued compensation of $4.3 million in 2010 versus an increase of $7.1 million in 2009, primarily due to the impact of improving profitability on the incentive compensation expense in 2009; and

•	A decrease in cash of $1.7 million resulting from a decrease in deferred revenue and customers advances of $0.4 million in 2010 compared to an increase of $1.3 million in 2009, primarily due to a contract modification in 2010.

Net cash used in investing activities for the fiscal year ended January 1, 2011 was $21.6 million, representing an increase of $9.1 million compared to the $12.5 million of net cash used in investing activities for the fiscal year ended January 2, 2010. This increase in net cash used in investing activities was primarily driven by the following:

•	Purchase of investments, net of the proceeds from the sale of investments, of $9.0 million in 2010 compared to the purchase of investments of $5.0 million in 2009;

•	The purchase of property and equipment of $12.6 million in 2010, compared to $5.0 million in 2009, primarily due to an increase in self-constructed and demonstration assets, and tooling related to new products in our government and industrial division and a new contract manufacturer in our home robots division; and

•	A reduction in net cash used in investing activities in 2010 associated with cash disbursed in 2009 to complete the purchase of Nekton Research LLC of $2.5 million.

Net cash provided from financing activities for the fiscal year ended January 1, 2011 was $8.9 million, an increase of $6.0 million compared to the $2.9 million of net cash provided by financing activities for the fiscal year ended January 2, 2010. The increase is due primarily to an increase in proceeds from stock option exercises.

Working Capital Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The total amount available for borrowing under our credit facility is $40.0 million. As of January 1, 2011, $38.1 million was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.

As of January 1, 2011, we had letters of credit outstanding of $1.9 million under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of January 1, 2011, we were in compliance with all covenants under the credit facility.

On January 4, 2011, we entered into a revolving letter of credit facility with Bank of America, N.A. The credit facility will be available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate or from time to time permanently reduce the amount of the credit facility.

We pay a fee on outstanding letters of credit issued under the credit facility equal to 2% per annum of the daily maximum amount available to be drawn under the outstanding letters of credit. In addition, we pay a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. The maturity date for letters of credit issued under the credit facility shall be no later than seven days prior to June 5, 2012.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

The credit facility also contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy, and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the lender may accelerate the obligations under the credit facility.

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

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of January 1, 2011:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
			(In thousands)

Operating leases	$2,904	$5,112	$4,889	$10,327	$23,232
Minimum contractual payments	577	9,850	—	—	10,427
Other obligations	379	314	—	—	693

Total	$3,860	$15,276	$4,889	$10,327	$34,352

Our minimum contractual payments consist of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots and payments to a key component supplier for our home robots, which payments are incurred in the ordinary course of business. Based on historical and current operations, we believe that we will exceed these minimum contractual obligations in our ordinary course of business. Other obligations consist of software license and services agreement for our home robots division web support.

Off-Balance Sheet Arrangements

As of January 1, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of a Qualifying Special Purpose Entity, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this amendment did not impact our consolidated financial statements.

In January 2010, FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance at the beginning of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance at the beginning of fiscal 2011. The adoption of the required guidance did not have an impact on our financial position, results of operations, or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial position, results of operations, or disclosures.

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

Interest Rate Sensitivity

At January 1, 2011, we had unrestricted cash and cash equivalents of $108.4 million and short term investments of $13.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of January 1, 2011, all of our cash and cash equivalents were held in interest-bearing demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. At January 1, 2011, we had letters of credit outstanding of $1.9 million under our working capital line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 18, 2011

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$108,383	$71,856
Short term investments	13,928	4,959
Accounts receivable, net of allowance of $88 and $90 at January 1, 2011 and January 2, 2010, respectively	34,056	35,171
Unbilled revenue	4,012	1,831
Inventory	27,160	32,406
Deferred tax assets	12,917	8,669
Other current assets	6,137	4,119

Total current assets	206,593	159,011
Property and equipment, net	25,620	20,230
Deferred tax assets	8,338	6,089
Other assets	13,780	14,254

Total assets	$254,331	$199,584

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,689	$30,559
Accrued expenses	15,790	14,384
Accrued compensation	17,827	13,525
Deferred revenue and customer advances	3,534	3,908

Total current liabilities	75,840	62,376
Long term liabilities	3,584	4,014
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 and 100,000,000 shares authorized and 25,844,840 and 25,091,619 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	258	251
Additional paid-in capital	156,620	140,613
Deferred compensation	—	(64)
Retained earnings (accumulated deficit)	17,949	(7,565)
Accumulated other comprehensive income (loss)	80	(41)

Total stockholders’ equity	174,907	133,194

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$254,331	$199,584

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands, except per share amounts)

Revenue:
Product revenue	$360,394	$262,199	$281,187
Contract revenue	40,558	36,418	26,434

Total revenue	400,952	298,617	307,621

Cost of revenue:
Cost of product revenue(1)	228,403	176,631	190,250
Cost of contract revenue(1)	27,117	30,790	23,900

Total cost of revenue	255,520	207,421	214,150

Gross margin	145,432	91,196	93,471
Operating expenses:
Research and development(1)	24,809	14,747	17,566
Selling and marketing(1)	50,535	40,902	46,866
General and administrative(1)	36,618	30,110	28,840

Total operating expenses	111,962	85,759	93,272

Operating income	33,470	5,437	199
Other income (expense), net	504	(81)	926

Income before income taxes	33,974	5,356	1,125
Income tax expense	8,460	2,026	369

Net income	$25,514	$3,330	$756

Net income per share
Basic	$1.00	$0.13	$0.03
Diluted	$0.96	$0.13	$0.03
Number of shares used in per share calculations
Basic	25,394	24,998	24,654
Diluted	26,468	25,640	25,533

(1)	Stock-based compensation recorded in fiscal 2010, 2009 and 2008 breaks down by expense classification as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Cost of product revenue	$1,311	$1,127	$753
Cost of contract revenue	446	575	462
Research and development	725	351	359
Selling and marketing	1,161	1,410	1,055
General and administrative	4,522	4,099	3,310

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-In	Deferred	(Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Value	Capital	Compensation	Deficit)	Income (Loss)	Equity	Income

Balance at December 29, 2007	24,494,931	$245	$122,318	$(685)	$(11,651)	$—	$110,227
Amortization of deferred compensation relating to restricted stock				14			14
Issuance of common stock for exercise of stock options	289,970	3	1,008				1,011
Conversion of deferred compensation	2,906						—
Vesting of restricted stock units	22,929						—
Tax benefit of excess stock based compensation deduction			1,648				1,648
Amortization of deferred compensation relating to stock options			5,602	323			5,925
Reversal of deferred compensation related to cancelled stock options			(34)	34			—
Director’s deferred compensation			95				95
Net income					756		756	756

Comprehensive Income								$756

Balance at December 27, 2008	24,810,736	$248	$130,637	$(314)	$(10,895)	$—	$119,676
Issuance of common stock for exercise of stock options	243,791	3	735				738
Vesting of restricted stock units	42,829						—
Tax benefit of excess stock based compensation deduction			1,873				1,873
Amortization of deferred compensation relating to stock options			7,318	244			7,562
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(5,737)		(76)				(76)
Reversal of deferred compensation related to cancelled stock options			(6)	6			—
Unrealized loss on short term investment						(41)	(41)	(41)
Director’s deferred compensation			132				132
Net income					3,330		3,330	3,330

Comprehensive Income								$3,289

Balance at January 2, 2010	25,091,619	$251	$140,613	$(64)	$(7,565)	$(41)	$133,194
Issuance of common stock for exercise of stock options	667,462	6	6,584				6,590
Vesting of restricted stock units	101,348	1	(1)				—
Tax benefit of excess stock based compensation deduction			1,475				1,475
Amortization of deferred compensation relating to stock options			8,102	63			8,165
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(15,589)		(284)				(284)
Reversal of deferred compensation related to cancelled stock options			(1)	1			—
Unrealized gain on short term investment						121	121	121
Director’s deferred compensation			132				132
Net income					25,514		25,514	25,514

Comprehensive Income								$25,635

Balance at January 1, 2011	25,844,840	$258	$156,620	$—	$17,949	$80	$174,907

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Cash flows from operating activities:
Net income	$25,514	$3,330	$756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,541	8,074	7,029
Loss on disposal of property and equipment	204	202	231
Stock based compensation	8,165	7,562	5,939
In-process research and development relating to acquisition of Nekton Research LLC	—	—	200
Benefit from deferred tax assets	(7,620)	(3,317)	(1,967)
Non-cash director deferred compensation	132	132	95
Changes in operating assets and liabilities — (use) source
Accounts receivable	1,115	759	12,221
Unbilled revenue	(2,181)	183	230
Inventory	5,246	2,154	10,662
Other current assets	(2,082)	(816)	(1,042)
Accounts payable	8,130	11,015	(25,350)
Accrued expenses	1,495	3,385	3,002
Accrued compensation	4,302	7,132	1,634
Deferred revenue and customer advances	(374)	1,276	1,026
Other	(430)	(430)	4,444

Net cash provided by operating activities	49,157	40,641	19,110

Cash flows from investing activities:
Additions of property and equipment	(12,597)	(5,038)	(14,817)
Purchase of Nekton Research, LLC, net of cash received	—	(2,500)	(9,743)
Purchase of investments	(30,461)	(5,000)	(29,997)
Sales of investments	21,500	—	46,547

Net cash used in investing activities	(21,558)	(12,538)	(8,010)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	—	5,500
Repayment of borrowings under revolving credit line	—	—	(5,500)
Income tax withholding payment associated with restricted stock vesting	(284)	(76)	—
Proceeds from stock option exercises	6,590	738	1,011
Tax benefit of excess stock based compensation deductions	2,622	2,239	2,006

Net cash provided by financing activities	8,928	2,901	3,017

Net increase in cash and cash equivalents	36,527	31,004	14,117
Cash and cash equivalents, at beginning of period	71,856	40,852	26,735

Cash and cash equivalents, at end of period	$108,383	$71,856	$40,852

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$60
Cash paid for income taxes	$17,807	$1,127	$89

Supplemental disclosure of noncash investing and financing activities (in thousands)
During 2010, 2009 and 2008, the Company transferred $3,637, $2,318 and $893 respectively, of inventory to property and equipment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At January 1, 2011 and January 2, 2010, cash equivalents were comprised of money market and savings account funds totaling $93.4 million and $63.1 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of January 1, 2011 and January 2, 2010, investments consisted of:

	January 1,		January 2,
	2011		2010
		Fair		Fair
	Cost	Market Value	Cost	Market Value
	(In thousands)

Corporate bond	$11,465	$11,424	$—	$—
U.S. Government bond	2,498	2,504	5,000	4,959

Total short term investments	$13,963	$13,928	$5,000	$4,959

As of January 1, 2011, the Company’s investments had maturity dates ranging from June 2010 to August 2013.

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

Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of January 1, 2011, fiscal years 2007, 2008, 2009 and 2010 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Balance at beginning of period	$90	$65	$65
Provision	—	32	1,005
Deduction(*)	(2)	(7)	(1,005)

Balance at end of period	$88	$90	$65

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Balance at beginning of period	$3,713	$2,770	$441
Provision	677	2,117	2,622
Deduction(*)	(1,554)	(1,174)	(293)

Balance at end of period	$2,836	$3,713	$2,770

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost and consist primarily of computer equipment, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated
Useful Life

Computer and research equipment	3 years
Furniture	5
Machinery	2-5
Tooling	2-5
Business applications software	5
Capital leases and leasehold improvements	Term of lease

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use. At January 1, 2011 and January 2, 2010, the Company had $5.8 million and $4.9 million respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.9 million, $0.9 million and $0.8 million of amortization expense for the years ended January 1, 2011, January 2, 2010 and December 27, 2008, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At January 1, 2011 and January 2, 2010 the Company exceeded the insured limit by $125.4 million and $79.4 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 1, 2011 and January 2, 2010, 6% and 23%, respectively, of the Company’s accounts receivable were due from the federal government. At January 1, 2011, two additional customers accounted for 22% and 19% of the Company’s accounts receivable balance. The customer accounting for 22% of the Company’s accounts receivable balance secured their balance with guaranteed letters of credit. For the years ended January 1, 2011, January 2, 2010, and December 27, 2008, revenue from U.S. federal government orders, contracts and subcontracts, represented 38.4%, 36.9% and 40.3% of total revenue, respectively. For the fiscal year ended January 1, 2011, we generated 17.4% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts.

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to sell foreign currencies for United States dollars. The Company’s objective in entering into these contracts was to reduce foreign currency exposure to appreciation or depreciation in the value of its foreign currency based accounts receivable balances by partially offsetting a portion of such exposure with gains or losses on the forward contracts.

These foreign currency contracts did not qualify for hedge accounting. Accordingly, the foreign currency forward contracts were marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations. As of January 1, 2011, the Company did not have any foreign currency forward contracts.

Stock-Based Compensation

The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period, net of estimated forfeitures.

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended January 1, 2011, January 2, 2010 and December 27, 2008 advertising expense totaled $13.8 million, $7.0 million and $11.6 million, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008

Net income	$25,514	$3,330	$756

Weighted average shares outstanding	25,394	24,998	24,654
Dilutive effect of employee stock options and restricted shares	1,074	642	879

Diluted weighted average shares outstanding	26,468	25,640	25,533

Basic income per share	$1.00	$0.13	$0.03
Diluted income per share	$0.96	$0.13	$0.03

Potentially diluted securities representing approximately 1.0 million, 2.3 million and 2.1 million shares of common stock for the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

Effective December 31, 2006, the Company adopted the relevant authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The impact of adoption on the Company’s opening balance of retained earnings was zero. As of the beginning of fiscal year 2010, the Company had no material unrecognized tax benefits and no material unrecognized tax benefits were recorded in the fiscal year ended January 1, 2011. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision and there were no accrued interest or penalties as of January 1, 2011, January 2, 2010 or December 27, 2008.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2007, although carryforward attributes that were generated prior to fiscal year 2007 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

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

In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. In fiscal 2010, based on recent and expected increased future profitability, the Company released its valuation allowance relating to state deferred tax assets. At January 1, 2011, the Company has total deferred tax assets of $21.2 million with no valuation allowance.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses on certain investments. The differences between net income and comprehensive income were related to unrealized gains (losses) on investments, net of tax.

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

The Company’s assets measured at fair value on a recurring basis at January 1, 2011, were as follows:

	Fair Value Measurements as of January 1, 2011
Description	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Money Market Funds	$5,090	$—	$—
U.S. Government bonds		2,504
Corporate bonds	—	11,424	—

Total assets measured at fair value	$5,090	$13,928	$—

The bond investments are valued based on observable market values as of the Company’s reporting date and are included in Level 2. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.

The Company’s assets measured at fair value on a recurring basis at January 2, 2010, were as follows:

	Fair Value Measurements as of January 2, 2010
Description	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Money Market Funds	$20,077	$—	$—
Investment in U.S. Government bonds	—	4,959	—

Total assets measured at fair value	$20,077	4,959	$—

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The bond investment is valued based on observable market values as of the Company’s reporting date and is included in Level 2. The bond investment is recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investment is included in short term investments in its consolidated balance sheet.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a Qualifying Special Purpose Entity, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, this amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this amendment did not impact the Company’s consolidated financial statements.

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

3.	Inventory

Inventory consists of the following at:

	January 1,	January 2,
	2011	2010
	(In thousands)

Raw materials	$6,723	$3,735
Work in process	27	687
Finished goods	20,410	27,984

	$27,160	$32,406

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consists of the following at:

	January 1,	January 2,
	2011	2010
	(In thousands)

Computer and equipment	$16,852	$12,789
Furniture	2,484	1,656
Machinery	1,981	1,517
Tooling	5,213	3,723
Leasehold improvements	13,532	12,579
Software purchased for internal use	5,771	4,858

	45,833	37,122
Less: accumulated depreciation	20,213	16,892

	$25,620	$20,230

Depreciation expense for the years ended January 1, 2011, January 2, 2010 and December 27, 2008 was $7.0 million, $7.5 million, and $6.9 million, respectively.

5.	Other Assets

Other assets consists of the following at:

	January 1,	January 2,
	2011	2010
	(In thousands)

Goodwill and intangible assets, net	$11,280	$11,754
Investment in Advanced Scientific Concepts, Inc.	2,500	2,500

	$13,780	$14,254

Goodwill and Intangible assets are the result of the acquisition of Nekton Research, LLC (“Nekton”), See Notes 13 and 14 to the Consolidated Financial Statements for a more detailed discussion of the Goodwill and intangible assets, net.

In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. This investment is accounted for at cost. The Company regularly monitors this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following at:

	January 1,	January 2,
	2011	2010
	(In thousands)

Accrued warranty	$9,284	$6,105
Accrued direct fulfillment costs	2,405	1,836
Accrued rent	592	532
Accrued sales commissions	432	472
Accrued accounting fees	439	401
Accrued income taxes	—	2,177
Accrued other	2,638	2,861

	$15,790	$14,384

7.	Revolving Line of Credit

The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The amount available for borrowing under its credit facility is $40.0 million. As of January 1, 2011, $38.1 million was available for borrowing. The interest on loans under the credit facility will accrue, at the Company’s election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 2.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.

As of January 1, 2011, the Company had letters of credit outstanding of $1.9 million under its working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company’s stock, and consolidate or merge with other entities.

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

As of January 1, 2011, the Company was in compliance with all covenants under its credit facility.

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

9.	Stock Option Plans and Stock-Based Compensation

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of January 1, 2011, there were 3,008,963 shares available for future grant under the 2005 Plan.

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.1 million, $0.2 million and $0.3 million for the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, respectively.

The Company recognized $6.4 million of stock-based compensation expense during the fiscal year ended January 1, 2011 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of January 1, 2011 associated with these grants was $12.0 million with a weighted average remaining recognition period of 2.65 years.

On May 29, 2009, the Company completed a one-time stock option exchange program as approved by its stockholders on May 28, 2009. In accordance with the terms and conditions of the stock option exchange program, the Company issued new options to purchase an aggregate of 310,607 shares of the Company’s common stock in exchange for the cancellation of options to purchase an aggregate of 678,850 of the Company’s common stock. The exchange ratios were designed to result in the fair value, for accounting purposes, of the new options being approximately equal to the fair value of the exchanged eligible options to ensure the Company minimized any additional compensation expense in connection with the stock option exchange program. The Company incurred no additional compensation expense in connection with the program.

The fair value of each option grant for the fiscal years ended January 1, 2011, January 2, 2010 (excluding the new options issued in conjunction with the stock option exchange program described in the preceding paragraph for

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which no incremental compensation expense was realized) and December 27, 2008 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008

Risk-free interest rate	1.27% — 2.28%	1.45% — 2.50%	2.24% — 3.45%
Expected dividend yield	—	—	—
Expected life	4.00 — 4.75 years	3.50 — 4.75 years	3.50 — 4.75 years
Expected volatility	57.0% — 62.0%	55.0% — 56.5%	55.0%

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The expected term calculation is based upon the simplified method provided under the relevant authoritative guidance, the expected term is developed by averaging the contractual term of the stock option grants (7 or 10 years) with the associated vesting term (typically 4 to 5 years). Given the Company’s initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, prior to 2010, the Company performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop expected volatility assumptions. During 2010, the Company began to rely solely on company specific historical data for purposes of establishing expected volatility.

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended January 1, 2011, January 2, 2010 (excluding the new options issued in conjunction with the stock option exchange program for which no incremental compensation expense was realized) and December 27, 2008 was $8.24, $4.91 and $7.12, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 29, 2007	3,246,088	$12.29
Granted	1,007,660	14.58
Exercised	(289,970)	3.49
Canceled	(439,847)	15.71

Outstanding at December 27, 2008	3,523,931	$13.24
Granted	941,406	11.09
Exercised	(243,791)	3.02
Canceled	(824,918)	19.89

Outstanding at January 2, 2010	3,396,628	$11.77
Granted	1,058,323	16.65
Exercised	(667,348)	9.87
Canceled	(130,568)	15.21

Outstanding at January 1, 2011	3,657,035	$13.40	4.86 years	$42.0 million

Vested and expected to vest at January 1, 2011	3,476,378	$13.30	4.80 years	$40.3 million
Exercisable as of January 1, 2011	1,897,121	$12.04	4.0 years	$24.4 million
Weighted average fair value of options granted during the fiscal year ended January 1, 2011		$8.24
Options available for future grant at January 1, 2011	3,008,963

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on January 1, 2011 of $24.88 and the exercise price of the underlying option.

During fiscal years 2010, 2009, and 2008, the total intrinsic value of stock options exercised was $7.5 million, $2.0 million and $3.2 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 1, 2011:

		Options Outstanding
		Weighted Average			Options Exercisable
	Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 0.55 - $ 4.60	365,914	3.30	years	$2.64	365,914	$2.64
4.96 - 7.76	431,702	4.57		6.10	332,184	5.61
8.10 - 12.50	392,675	4.38		11.06	132,381	11.92
12.82 - 14.05	507,715	4.88		13.62	320,516	13.74
14.09 - 14.13	145,760	4.54		14.10	69,569	14.10
14.52 - 14.52	637,600	6.25		14.52	—	0.00
14.54 - 17.13	371,199	3.55		16.14	315,747	16.10
17.40 - 18.74	382,374	5.92		18.21	72,075	18.39
19.85 - 24.53	401,381	5.25		23.22	268,020	22.71
24.88 - 27.80	20,715	2.05		26.96	20,715	26.96

$ 0.55 - $27.80	3,657,035	4.86	years	$13.40	1,897,121	$12.04

The table below summarizes activity relating to restricted stock awards:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 29, 2007	45,784	$10.11
Granted	—	—
Vested	(29,038)	6.69
Forfeited	—	—

Outstanding at December 27, 2008	16,746	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at January 2, 2010	11,164	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at January 1, 2011	5,582	$16.03

During the fiscal year ended January 1, 2011, the Company recognized $0.1 million of stock based compensation expense associated with restricted stock awards. As of January 1, 2011, the unamortized fair value of all restricted stock awards was $0.1 million which the Company expects to recognize as stock-based compensation expense in 2011.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units:

	Number of	Weighted Average
	Shares Underlying	Grant Date Fair
	Restricted Stock	Value

Outstanding at December 29, 2007	24,447	$19.05
Granted	168,547	15.40
Vested	(22,929)	17.64
Forfeited	(1,349)	18.02

Outstanding at December 27, 2008	168,716	$15.60
Granted	183,139	9.94
Vested	(46,162)	15.09
Forfeited	(4,469)	16.23

Outstanding at January 2, 2010	301,224	$12.23
Granted	382,564	16.84
Vested	(98,015)	13.18
Forfeited	(15,696)	13.17

Outstanding at January 1, 2011	570,077	$15.14

During the fiscal year ended January 1, 2011, the Company recognized $1.7 million of stock based compensation expense associated with restricted stock units. As of January 1, 2011, the unamortized fair value of all restricted stock units was $7.6 million. The Company expects to recognize associated stock-based compensation expense of $2.3 million, $2.2 million, $1.9 million and $1.2 million in 2011, 2012, 2013 and 2014, respectively.

The following includes significant activity that is included in the stock option activity and restricted stock activity tables above:

On December 30, 2010, in connection with his employment, the Company granted a senior vice president of human resources a stock option exercisable for 100,000 shares of the Company’s common stock and 35,000 restricted stock units. On December 30, 2010, in connection with the commencement of their employment, the Company granted three employees stock options exercisable for an aggregate of 21,000 shares of the Company’s common stock and 10,500 restricted stock units. Each of the above stock options have a per share exercise price of $24.53, the closing price of the Company’s common stock on NASDAQ on December 30, 2010. The stock options will vest 25% on the first anniversary of the grant date and quarterly thereafter over the following three years. The restricted stock units will vest 25% on each anniversary of the grant date.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Income Taxes

The components of income tax expense were as follows:

	2010	2009	2008
	(In thousands)

Current
Federal	$14,353	$5,019	$2,137
State	1,685	369	231
Foreign	112	42	10

Total current tax provision	16,150	5,430	2,378
Deferred
Federal	(4,196)	(3,404)	(2,009)
State	(3,494)	—	—

Total deferred tax provision	(7,690)	(3,404)	(2,009)

Total income tax provision	$8,460	$2,026	$369

No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. As of January 1, 2011, a deferred tax liability has not been established for approximately $1.0 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amount permanently reinvested overseas.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets are as follows at January 1, 2011 and January 2, 2010:

	2010	2009
	(In thousands)

Net deferred tax assets
Current net deferred tax assets
Reserves and accruals	$12,917	$9,922
Valuation allowance	—	(1,253)

Total current net deferred tax assets	12,917	8,669

Non-current net deferred tax assets
Capital loss carryforwards	—	99
Tax credits	1,698	1,450
Fixed assets	725	1,398
Stock based compensation	5,915	5,757
Valuation allowance	—	(2,615)

Total non-current net deferred tax assets	8,338	6,089

Total net deferred tax assets	$21,255	$14,758

In fiscal 2010, based on recent and expected increased future profitability, the Company released its valuation allowance relating to state deferred tax assets.

The table below summarizes activity relating to the valuation allowance:

		Additions
	Balance at	Charged to		Balance
	beginning of	Costs and		at End
Fiscal Year Ended	period	Expenses	Deductions	of Period
		(In thousands)

December 27, 2008	$2,680	$772		$3,452
January 2, 2010	3,452	416		3,868
January 1, 2011	$3,868	—	$3,868	—

The net deferred tax assets as of January 1, 2011 and January 2, 2010 were $21.3 million and $14.8 million, respectively.

As of January 1, 2011, the Company has research and development credits carryforwards available to offset future state taxes of $2.7 million and investment tax credit carryforwards to offset future state taxes of $0.4 million, which expire at various dates from 2016 to 2025. As of January 2, 2010, the Company had research and development credits carryforwards to offset future federal and state taxes of $0.7 million and $2.2 million respectively, and investment tax credit carryforwards to offset future state taxes of $0.6 million, which expire at various dates from 2012 to 2024. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	2010	2009	2008
	(In thousands)

Expected federal income tax	$11,891	$1,991	$382
Miscellaneous permanent items	164	125	127
State taxes	1,545	94	(690)
Credits	(997)	(367)	(494)
Non deductible stock compensation	—	259	189
Conversion of incentive stock options(1)	—	(346)	—
Other	(275)	111	16
Increase (decrease) in valuation allowance	(3,868)	159	839

	$8,460	$2,026	$369

(1)	The Company recorded a discrete benefit from the conversion of incentive stock options to non-qualified stock options as a result of its stock option exchange program which concluded in the second fiscal quarter of 2009.

At January 1, 2011, the Company had no material unrecognized tax benefits. Additionally, there were no accrued interest or penalties as of January 1, 2011, January 2, 2010 or December 27, 2008.

We follow the with and without approach for direct and indirect effects of the windfall tax deductions.

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

The cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.4 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions. The Company paid $0.1 million to Mr. Ahed during the fiscal year ended January 1, 2011. These contingent payments will continue to be expensed, when and if earned.

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for fiscal 2010, 2009 and 2008 amounted to $3.7 million, $3.9 million, and $3.8 million, respectively. The Company recorded $0.7 million of expense in the fiscal year ended December 27, 2008 for remaining lease commitments, net of estimated sublease

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, at its former corporate headquarters in Burlington, MA. Future minimum rental payments under operating leases were as follows as of January 1, 2011:

Operating
Leases

2011	$2,904
2012	2,646
2013	2,466
2014	2,447
2015	2,442
Thereafter	10,327

Total minimum lease payments	$23,232

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 1, 2011 and January 2, 2010, respectively.

Government Contract Contingencies

Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of January 1, 2011, fiscal years 2007, 2008, 2009 and 2010 are open for audit by DCAA.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying balance sheets.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Balance at beginning of period	$6,105	$5,380	$2,491
Provision	6,402	4,870	7,728
Warranty usage(*)	(3,223)	(4,145)	(4,839)

Balance at end of period	$9,284	$6,105	$5,380

(*)	Warranty usage includes the pro rata expiration of product warranties not utilized.

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

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the “Retirement Plan”). All Company employees, with the exception of temporary, contract and international employees are eligible to participate in the Retirement Plan after satisfying age and length of service requirements prescribed by the plan. Under the Retirement Plan, employees may make tax- deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.

The Company elected to make a matching contribution of approximately $1.5 million, $1.2 million and $0.9 million for the plan years ended January 1, 2011, January 2, 2010 and December 27, 2008 (“Plan-Year 2010,” “Plan-Year 2009” and “Plan-Year 2008”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2010, Plan-Year 2009 and Plan-Year 2008 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2010 is included in accrued compensation.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amount of the goodwill at January 1, 2011 of $7.9 million is from the acquisition of Nekton completed in September 2008. In October 2010, the Company completed its annual goodwill impairment test and did not identify any goodwill impairment.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

Intangible assets at January 1, 2011 and January 2, 2010 consisted of the following:

	January 1, 2011			January 2, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)			(In thousands)

Completed technology	$3,700	$865	$2,835	$3,700	$496	$3,204
Research contracts	100	100	—	100	64	36
Tradename	700	165	535	700	96	604

Total	$4,500	$1,130	$3,370	$4,500	$656	$3,844

Amortization expense related to acquired intangible assets was $475,000 and $492,000 for the fiscal years ended January 1, 2011 and January 2, 2010. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)

2011	444
2012	444
2013	444
2014	444
2015	444

Total	$2,220

15.	Industry Segment, Geographic Information and Significant Customers

The Company operates in two reportable segments, the home robots division and the government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

Home Robots

The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households.

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

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	January 1,	January 2,	December 27,
	2011	2010	2008
	(In thousands)

Revenue:
Home Robots	$229,348	$165,860	$173,602
Government & Industrial	171,604	132,757	134,019

Total revenue	400,952	298,617	307,621

Cost of revenue:
Home Robots	137,568	112,429	123,833
Government & Industrial	117,952	94,992	90,317

Total cost of revenue	255,520	207,421	214,150

Gross margin:
Home Robots	91,780	53,431	49,769
Government & Industrial	53,652	37,765	43,702

Total gross margin	145,432	91,196	93,471

Research and development	24,809	14,747	17,566
Selling and marketing	50,535	40,902	46,866
General and administrative	36,618	30,110	28,840
Litigation and related expenses	—	—	—
Other income (expense), net	504	(81)	926
Income before income taxes	$33,974	$5,356	$1,125

As of January 1, 2011, goodwill of $7.9 million and purchased intangible assets, net of $3.4 million recorded in conjunction with the acquisition of Nekton in September 2008, as well as the $2.5 million investment in Advanced Scientific Concepts, Inc., are directly associated with the government and industrial division. Other long lived assets are not directly attributable to individual business segments.

Geographic Information

For the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, sales to non-U.S. customers accounted for 41.1%, 33.3% and 23.4% of total revenue, respectively.

Significant Customers

For the fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008, U.S. federal government orders, contracts and subcontracts accounted for 38.4%, 36.9% and 40.3% of total revenue, respectively. For the fiscal year ended January 1, 2011, we generated 17.4% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the fiscal years ended January 1, 2011, January 2,

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and December 27, 2008 approximately 65.7% 56.0% and 56.3%, respectively, of our home robot product revenue resulted from sales to 15 customers.

16.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 28,	June 27,	September 26,	January 2,	April 3,	July 3,	October 2,	January 1,
	2009	2009	2009	2010	2010	2010	2010	2011
	(In thousands, except per share amounts)

Revenue	$56,936	$61,340	$78,619	$101,722	$94,930	$97,804	$94,223	$113,995
Gross margin	16,206	16,409	24,195	34,386	32,717	33,970	33,257	45,488
Net income (loss)	(1,787)	(2,609)	2,594	5,132	6,168	5,314	7,032	7,000
Diluted earnings (loss) per share	$(0.07)	$(0.10)	$0.10	$0.20	$0.24	$0.20	$0.27	$0.26

17.	Subsequent Events

On January 4, 2011, the Company entered into a revolving letter of credit facility with Bank of America, N.A. The credit facility will be available to fund letters of credit on behalf of the Company up to an aggregate outstanding amount of $5 million. The Company may terminate or from time to time permanently reduce the amount of the credit facility.

The Company shall pay the lender a fee on outstanding letters of credit issued under the credit facility equal to 2% per annum of the daily maximum amount available to be drawn under the outstanding letters of credit. In addition, the Company shall pay the lender a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. The maturity date for letters of credit issued under the credit facility shall be no later than seven days prior to June 5, 2012.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

The credit facility also contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy, and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the lender may accelerate the obligations of the Company under the credit facility.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of January 1, 2011, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 1, 2011 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, John Leahy, Executive Vice President, Chief Financial Officer and Treasurer, Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer, Robert Moses, President Government and Industrial Division, Rodney Brooks, Director, and Helen Greiner, Director) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 1, 2011 and January 2, 2010

Consolidated Statements of Operations for the Years ended January 1, 2011, January 2, 2010, and December 27, 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended January 1, 2011, January 2, 2010, and December 27, 2008

Consolidated Statements of Cash Flows for the Years ended January 1, 2011, January 2, 2010, and December 27, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

Exhibit
Number		Description

10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.7		Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10	.8†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10	.9†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.10†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.11(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.12(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.13†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10	.14#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.15†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.16		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.17		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.18#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.19†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)
10.20		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.21		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.22		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

Exhibit
Number		Description

10	.23†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.24†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.25†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.26†	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2008 and incorporated by reference herein)
10.27		Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10.28		Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10	.29#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10	.30#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010 (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10.31		Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle
Chairman of the Board,
Chief Executive Officer and Director

Date: February 18, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 18, 2011.

Signature	Title(s)

/s/ Colin M. Angle Colin M. Angle	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ John Leahy John Leahy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Alison Dean Alison Dean	Senior Vice President, Corporate Finance (Principal Accounting Officer)

/s/ Ronald Chwang Ronald Chwang	Director

/s/ Jacques S. Gansler Jacques S. Gansler	Director

/s/ Rodney A. Brooks Rodney A. Brooks	Director

/s/ Andrea Geisser Andrea Geisser	Director

Signature	Title(s)

/s/ George C. McNamee George C. McNamee	Director

/s/ Helen Greiner Helen Greiner	Director

/s/ Peter Meekin Peter Meekin	Director

/s/ Paul J. Kern Paul J. Kern	Director

/s/ Paul Sagan Paul Sagan	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among the Registrant, Farragut Acquisition, LLC, Nekton Research, LLC and the Members Representative named therein, dated September 5, 2008 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2008 and incorporated by reference herein)
3	.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3	.2(1)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4	.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10	.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10	.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10	.3†	Registrant’s Senior Executive Incentive Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10	.4†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10	.5†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10	.6†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.7		Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10	.8†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10	.9†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10	.10†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10	.11(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10	.12(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10	.13†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10	.14#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10	.15†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.16		Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.17		Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.18#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10	.19†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated by reference herein)

Exhibit
Number		Description

10.20		First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.21		Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.22		First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10	.23†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.24†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10	.25†	Amended and Restated Independent Contractor Agreement by and between the Registrant and Rodney A. Brooks, dated August 8, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated by reference herein)
10	.26†	Employment Separation Agreement by and between the Registrant and Helen Greiner, dated October 22, 2008 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2008 and incorporated by reference herein)
10.27		Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10.28		Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10	.29#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10	.30#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010 (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10.31		Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)
21.1		Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31	.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith