Form 10-Q
period 2011-04-02
IROBOT CORP
filed 2011-05-06
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 29, 2011 was 26,543,294.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 2, 2011
INDEX

iROBOT CORPORATION
Consolidated Balance Sheets
(unaudited)

	April 2,	January 1,
	2011	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,999	$108,383
Short term investments	16,306	13,928
Accounts receivable, net of allowance of $88 at April 2, 2011 and January 1, 2011	27,609	34,056
Unbilled revenue	7,934	4,012
Inventory	35,071	27,160
Deferred tax assets	12,917	12,917
Other current assets	8,048	6,137

Total current assets	215,884	206,593
Property and equipment, net	27,646	25,620
Deferred tax assets	8,099	8,338
Other assets	13,673	13,780

Total assets	$265,302	$254,331

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,244	$38,689
Accrued expenses	14,779	15,790
Accrued compensation	8,149	17,827
Deferred revenue and customer advances	3,648	3,534

Total current liabilities	70,820	75,840
Long term liabilities	3,973	3,584
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,382,091 and 25,844,840 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively	264	258
Additional paid-in capital	164,765	156,620
Retained earnings	25,426	17,949
Accumulated other comprehensive income	54	80

Total stockholders’ equity	190,509	174,907

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$265,302	$254,331

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue:
Product revenue	$96,711	$86,111
Contract revenue	9,566	8,819

Total revenue	106,277	94,930

Cost of revenue:
Cost of product revenue (1)	56,190	55,600
Cost of contract revenue (1)	6,633	6,613

Total cost of revenue	62,823	62,213

Gross margin	43,454	32,717

Operating expenses:
Research and development (1)	8,729	4,499
Selling and marketing (1)	12,981	9,644
General and administrative (1)	10,600	8,476

Total operating expenses	32,310	22,619

Operating income	11,144	10,098
Other income (expense), net	238	29

Income before income taxes	11,382	10,127
Income tax expense	3,905	3,959

Net income	$7,477	$6,168

Net income per share
Basic	$0.29	$0.25
Diluted	$0.27	$0.24
Number of shares used in calculations per share
Basic	26,089	25,125
Diluted	27,485	26,067

(1)	Total stock-based compensation recorded in the three months ended April 2, 2011 and April 3, 2010 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cost of product revenue	$250	$332
Cost of contract revenue	95	126
Research and development	81	32
Selling and marketing	181	356
General and administrative	1,172	1,044
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities:
Net income	$7,477	$6,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,183	1,838
Loss on disposal of property and equipment	470	45
Stock-based compensation	1,779	1,890
Non-cash director deferred compensation	38	33
Changes in operating assets and liabilities — (use) source
Accounts receivable	6,447	9,092
Unbilled revenue	(3,922)	(1,460)
Inventory	(7,911)	2,538
Other assets	(1,929)	753
Accounts payable	5,555	(1,068)
Accrued expenses	(915)	(41)
Accrued compensation	(9,678)	(7,222)
Deferred revenue	114	(1,932)
Long term liabilities	389	(108)

Net cash provided by operating activities	97	10,526

Cash flows from investing activities:
Additions of property and equipment	(4,554)	(2,039)
Purchases of investments	(5,000)	(17,580)
Sales of investments	2,500	—

Net cash used in investing activities	(7,054)	(19,619)

Cash flows from financing activities:
Proceeds from stock option exercises	4,584	104
Income tax withholding payment associated with restricted stock vesting	(453)	(159)
Tax benefit of excess stock-based compensation deductions	2,442	149

Net cash provided by financing activities	6,573	94

Net decrease in cash and cash equivalents	(384)	(8,999)
Cash and cash equivalents, at beginning of period	108,383	71,856

Cash and cash equivalents, at end of period	$107,999	$62,857

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,669	$2,473
Supplemental disclosure of noncash investing and financing activities:
     During the three months ended April 2, 2011 and April 3, 2010, the Company transferred $325 and $532, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of April 2, 2011 and for the three months ended April 2, 2011 and April 3, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on February 18, 2011.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of April 2, 2011 and results of operations and cash flows for the periods ended April 2, 2011 and April 3, 2010 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
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
     Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”) which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of April 2, 2011, fiscal years 2007, 2008, 2009 and 2010 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
Accounting for Share-Based Payments
     The Company accounts for share-based payments to employees, including grants of employee stock options and awards in the form of restricted shares and restricted stock units by establishing the fair value of each option grant using the Black-Scholes option- pricing model and the fair value of awards based on stock price at the time of grant. The fair value of share-based payments is recorded by the Company as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the underlying grants and awards. The Company’s share-based payment awards are accounted for as equity instruments.
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$7,477	$6,168

Weighted average shares outstanding	26,089	25,125
Dilutive effect of employee stock options and restricted shares	1,396	942

Diluted weighted average shares outstanding	27,485	26,067

Basic income per share	$0.29	$0.25
Diluted income per share	$0.27	$0.24
     Potentially dilutive securities representing approximately 0.1 million and 0.8 million shares of common stock for the three month periods ended April 2, 2011 and April 3, 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     At April 2, 2011, the Company had total deferred tax assets of $21.0 million.
     The Company has projected an effective 2011 income tax rate of 34%. The Company has recorded a tax provision of $3.9 million, which reflects the projected 2011 tax rate. This $3.9 million expense compares to $4.0 million tax expense for the three months ended April 3, 2010 based on a projected effective 2010 income tax rate of 39%. This decrease in the projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2011 and the impact of permanent book-tax differences on higher projected income for 2011.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
     Comprehensive Income
     Comprehensive income includes unrealized losses on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income, as reported	$7,477	$6,168
Unrealized losses on investments, net of tax	(26)	(47)

Total comprehensive income	$7,451	$6,121

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
     The Company’s assets measured at fair value on a recurring basis at April 2, 2011, were as follows:

	Fair Value Measurements as of April 2, 2011
	Level 1	Level 2	Level 3
Description		(In thousands)
Assets:
Money Market Funds	$2,763	$—	$—
U.S. Government bonds	—	4,990	—
Corporate bonds	—	11,316	—

Total assets measured at fair value	$2,763	$16,306	$—

     The Company’s assets measured at fair value on a recurring basis at January 1, 2011, were as follows:

	Fair Value Measurements as of January 1, 2011
	Level 1	Level 2	Level 3
Description		(In thousands)
Assets:
Money Market Funds	$5,090	$—	$—
U.S. Government bonds	—	2,504	—
Corporate bonds	—	11,424	—

Total assets measured at fair value	$5,090	$13,928	$—

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

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
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
     Recent Accounting Pronouncements
     During the three months ended April 2, 2011, there were no new accounting pronouncements that would have had a material effect on the Company’s consolidated financial statements. For a description of recent accounting pronouncements relevant to the Company, please refer to the “Recent Accounting Pronouncements” section included in Note 2 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	April 2,	January 1,
	2011	2011
	(In thousands)
Raw materials	$8,176	$6,723
Work in process	44	27
Finished goods	26,851	20,410

	$35,071	$27,160

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of April 2, 2011, there were 2,640,326 shares available for future grant under the 2005 Plan.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
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
     On April 1, 2011, in connection with the commencement of their employment, the Company granted five employees stock options exercisable for an aggregate of 40,000 shares of the Company’s common stock and 19,000 restricted stock units. Additionally, on April 1, 2011, the Company granted to certain employees, including executive officers, an annual merit grant of stock options totaling 281,150 shares of the Company’s common stock and 141,575 restricted stock units. Each of the above stock options have a per share exercise price of $33.48, the closing price of the Company’s common stock on NASDAQ on April 1, 2011. The stock options will vest 25% on the first anniversary of the grant date and quarterly thereafter over the following three years. The restricted stock units will vest 25% on each anniversary of the grant date.
5. Accrued Expenses
     Accrued expenses consist of the following:

	April 2,	January 1,
	2011	2011
	(In thousands)
Accrued warranty	$9,670	$9,284
Accrued direct fulfillment costs	1,315	2,405
Accrued rent	722	592
Accrued sales commissions	225	432
Accrued accounting fees	354	439
Accrued other	2,493	2,638

	$14,779	$15,790

6. Commitments and Contingencies
Lease Obligations
     Rental expense under operating leases for the three months ended April 2, 2011 and April 3, 2010 were $1.0 million and $0.9 million, respectively. Future minimum rental payments under operating leases were as follows as of April 2, 2011:

Operating
Leases
(In thousands)
Remainder of 2011	$2,203
2012	2,653
2013	2,466
2014	2,447
2015	2,442
Thereafter	10,327

Total minimum lease payments	$22,538

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2011 and January 1, 2011, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Balance at beginning of period	$9,284	$6,105
Provision	1,332	1,500
Warranty usage(1)	(946)	(765)

Balance at end of period	$9,670	$6,840

(1)	Warranty usage includes the expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
     Home Robots
     The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households.
     Government and Industrial
     The Company’s government and industrial division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally focused sales team. The Company’s government and industrial robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue:
Home Robots	$67,882	$52,547
Government & Industrial	38,395	42,383

Total revenue	106,277	94,930

Cost of revenue:
Home Robots	36,989	32,565
Government & Industrial	25,834	29,648

Total cost of revenue	62,823	62,213

Gross margin:
Home Robots	30,893	19,982
Government & Industrial	12,561	12,735

Total gross margin	43,454	32,717

Research and development	8,729	4,499
Selling and marketing	12,981	9,644
General and administrative	10,600	8,476
Other income (expense), net	238	29

Income before income taxes	$11,382	$10,127

     Geographic Information
     For the three months ended April 2, 2011 and April 3, 2010, sales to non-U.S. customers accounted for 52.5% and 44.0% of total revenue, respectively.
     Significant Customers
     For the three months ended April 2, 2011 and April 3, 2010, U.S. federal government orders, contracts and subcontracts accounted for 28.9% and 27.3% of total revenue, respectively. For the three months ended April 2, 2011 and April 3, 2010 the Company generated 12.9% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts.
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at April 2, 2011 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

iROBOT CORPORATION
Notes To Consolidated Financial Statements - Continued
(unaudited)
     Intangible assets at April 2, 2011 and January 1, 2011 consisted of the following:

	April 2, 2011			January 1, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(In thousands)
Completed technology	$3,700	$956	$2,744	$3,700	$865	$2,835
Research contracts	100	100	—	100	100	—
Tradename	700	181	519	700	165	535

Total	$4,500	$1,237	$3,263	$4,500	$1,130	$3,370

     Amortization expense related to acquired intangible assets was $107,000 and $123,000 for the three months ended April 2, 2011 and April 3, 2010, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2011	$337
2012	444
2013	444
2014	444
2015	444

Total	$2,113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2011, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots,the Small Unmanned Ground Vehicle, Seaglider, Negotiator, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit facility and equipment facility, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 1, 2011, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of April 2, 2011, we had 692 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three month periods ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue
Product revenue	91.0%	90.7%
Contract revenue	9.0	9.3

Total revenue	100.0	100.0

Cost of revenue
Cost of product revenue	52.9	58.5
Cost of contract revenue	6.2	7.0

Total cost of revenue	59.1	65.5

Gross margin	40.9	34.5

Operating expenses
Research and development	8.2	4.7
Selling and marketing	12.2	10.2
General and administrative	10.0	8.9

Total operating expenses	30.4	23.8

Operating income	10.5	10.7
Other income (expense), net	0.2	—

Income before income taxes	10.7	10.7
Income tax expense	3.7	4.2

Net income	7.0%	6.5%

Comparison of Three Months Ended April 2, 2011 and April 3, 2010
Revenue

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
Total revenue	$106,277	$94,930	$11,347	12.0%

     Total revenue for the three months ended April 2, 2011 increased to $106.3 million, or 12.0%, compared to $94.9 million for the three months ended April 3, 2010. Revenue increased approximately $15.3 million, or 29.2%, in our home robots division and decreased approximately $4.0 million, or 9.4%, in our government and industrial division.
     The $15.3 million increase in revenue from our home robots division for the three months ended April 2, 2011 was driven by a 21.6% increase in units shipped and a 6.7% increase in net average selling price as compared to the three months ended April 3, 2010. Total home robots shipped in the three months ended April 2, 2011 were 349,000 units compared to 287,000 units in the three months ended April 3, 2010. The increase in home robot division revenue and units shipped was attributable to increased international sales of our home robot products resulting from increased demand and increased efforts to expand our global presence and increased domestic sales due to increased net average selling price for our domestic home robot products. In the three months ended April 2, 2011, international home robot revenue increased $13.3 million and domestic home robot revenue increased $2.0 million as compared to the three months ended April 3, 2010. Home robot division revenue from international sales was 73.4% of total home robot division revenue in the three month period ending April 2, 2011 as compared to 69.4% in the three month period ended April 3, 2010.
     The $4.0 million decrease in revenue from our government and industrial division was driven by a $9.4 million decrease in government and industrial robot revenue, offset by a $4.7 million increase in product life cycle revenue (spare parts, accessories), and a $0.7 million increase in recurring contract development revenue generated under research and development contracts. The $9.4 million decrease in government and industrial robots revenue was primarily due to a 57.1% decrease in units shipped partially offset by a 47.0% increase in net average selling prices in the three month period ended April 2, 2011 as compared to the three month period ended April 3, 2010. The increase in net average selling price was due to product mix primarily attributable to PackBot units with a higher selling price shipped in the three-month period ended April 2, 2011 as compared to lower priced PackBot FasTac units shipped in the three-month period ended April 3, 2010. The $4.7 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots which during the three month period ended April 2, 2011 included product life cycle revenue related to our SUGV 310 product. The $0.7 million increase in recurring contract development revenue generated under research and development contracts was the result of increases in funding of our SUGV program partially offset by decreases in funding of our PackBot, Warrior and Research programs. Total government and industrial robots shipped in the three months ended April 2, 2011 were 114 units compared to 266 units in the three months ended April 3, 2010.
Cost of Revenue

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total cost of revenue	$62,823	$62,213	$610	1.0%
As a percentage of total revenue	59.1%	65.5%
     Total cost of revenue increased to $62.8 million in the three months ended April 2, 2011, compared to $62.2 million in the three months ended April 3, 2010. The increase is primarily due to the 21.6% increase in home robot units shipped offset by the 57.1% decrease in government and industrial units shipped.
Gross Margin

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total gross margin	$43,454	$32,717	$10,737	32.8%
As a percentage of total revenue	40.9%	34.5%

     Gross margin increased $10.7 million, or 32.8%, to $43.5 million (40.9% of revenue) in the three months ended April 2, 2011 from $32.7 million (34.5% of revenue) in the three months ended April 3, 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 7.5 percentage points and the government and industrial division gross margin increasing 2.7 percentage points. The 7.5 percentage point increase in the home robots division is attributable to improved leverage of our overhead expense against higher revenue, continued product cost reduction efforts, changes in customer and product mix to higher margin home robot products, lower return provisions and warranty expense in the three month period ended April 2, 2011 as compared to the three month period ended April 3, 2010. The 2.7 percentage point increase in the government and industrial division is due to product mix and the increase in higher margin product life cycle revenue, partially offset by increased overhead expenses on lower revenue in the three month period ended April 2, 2011 as compared to the three month period ended April 3, 2010.
Research and Development

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total research and development	$8,729	$4,499	$4,230	94.0%
As a percentage of total revenue	8.2%	4.7%
     Research and development expenses increased by $4.2 million, or 94.0%, to $8.7 million (8.2% of revenue) in the three months ended April 2, 2011 from $4.5 million (4.7% of revenue) for the three months ended April 3, 2010. This was driven by increases in our home robots division of $2.7 million and government and industrial division of $1.5 million. These increases are due to increases in compensation and benefits and materials associated with internal research and development projects in both our home robots and government and industrial divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development relating to our consumer products. The increase in our government and industrial division is the result of our increased efforts in product development relating to our Warrior and PackBot programs.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three months ended April 2, 2011 and April 3, 2010, these expenses amounted to $6.6 million. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $15.4 million for the three months ended April 2, 2011, compared to $11.1 million for the three months ended April 3, 2010.
Selling and Marketing

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total selling and marketing	$12,981	$9,644	$3,337	34.6%
As a percentage of total revenue	12.2%	10.2%
     Selling and marketing expenses increased by $3.3 million, or 34.6%, to $13.0 million (12.2% of revenue) in the three months ended April 2, 2011 from $9.6 million (10.2% of revenue) in the three months ended April 3, 2010. This was driven by an increase in our home robots division of $2.7 million primarily attributable to increases in advertising, on-line media, other marketing, compensation, and employee-related expense for the three months ended April 2, 2011 as compared to the three months ended April 3, 2010. Selling and marketing expenses in our government and industrial division increased by $0.6 million attributable to an increase in compensation, trade show and travel expenses in the three months ended April 2, 2011 as compared to the three months ended April 3, 2010.

General and Administrative

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total general and administrative	$10,600	$8,476	$2,124	25.1%
As a percentage of total revenue	10.0%	8.9%
     General and administrative expenses increased by $2.1 million, or 25.1%, to $10.6 million (10.0% of revenue) in the three months ended April 2, 2011 from $8.5 million (8.9% of revenue) in the three months ended April 3, 2010. This increase is primarily attributable to increased compensation and employee benefits expenses related to increased headcount, an increase in legal expense, primarily attributable to our international expansion and intellectual property prosecution and enforcement, and expenses relating to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant in the three months ended April 2, 2011 as compared to the three months ended April 3, 2010.
Other Income (Expense), Net

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total other income (expense), net	$238	$29	$209	Not Meaningful
As a percentage of total revenue	0.2%	0.0%
     Other income (expense), net, amounted to $0.2 million for the three months ended April 2, 2011 compared to $29,000 for the three months ended April 3, 2010. Other income (expense), net, for the three month period ended April 2, 2011 was related to interest income of $0.2 million. Other income (expense), net, for the three month period ended April 3, 2010 was related to interest income of $0.2 million offset by foreign currency exchange losses of $0.2 million resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended
	April 2,	April 3,	Dollar	Percent
	2011	2010	Change	Change
		(In thousands)
Total income tax expense	$3,905	$3,959	$(54)	(1.4)%
As a percentage of total revenue	3.7%	4.2%
     In the three months ended April 2, 2011, we projected an effective 2011 income tax rate of 34%. The tax provision we recorded is $3.9 million, which reflects the projected 2011 tax rate. This $3.9 million expense compares to $4.0 million tax expense for the three months ended April 3, 2010 based on a projected effective 2010 income tax rate of 39%. The decrease in our projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2011 and the impact of permanent book-tax differences on higher projected income for 2011.
Liquidity and Capital Resources
     At April 2, 2011, our principal sources of liquidity were cash and cash equivalents totaling $108.0 million, short-term investments of $16.3 million and accounts receivable of $27.6 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended April 2, 2011 and April 3, 2010, we spent $4.6 million and $2.0 million, respectively, on capital equipment.
     Our strategy for delivering products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they typically invoice us when the finished goods are shipped.
     The balance of cash and short-term investments of $124.3 million at April 2, 2011 is primarily the result of improving profitability and our significant focus over the past two years on managing working capital. As of April 2, 2011, we did not have any borrowings outstanding under our working capital line of credit and had $1.7 million letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
     Net cash provided by operating activities for the three months ended April 2, 2011 was $0.1 million, a decrease of $10.4 million compared to the $10.5 million of net cash provided by operating activities for the three months ended April 3, 2010. The decrease in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $1.3 million resulting from net income of $7.5 million in 2011 versus a net income of $6.2 million in 2010;

•	An increase in cash of $0.8 million resulting from an increase in non-cash depreciation and amortization of $2.2 million and losses on the disposition of fixed assets of $0.5 million in 2011 versus an increase in non-cash depreciation and amortization of $1.8 million and losses on the disposition of fixed assets of $45,000 in 2010. The losses on disposition of fixed assets relate to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant;

•	A decrease in cash of $5.1 million resulting from a decrease in accounts receivable (including unbilled revenue) of $2.5 million in 2011 versus a decrease of $7.6 million in 2010, primarily due to growth in revenue and a slight increase in days sales outstanding;

•	A decrease in cash of $10.4 million resulting from an increase in inventory of $7.9 million in 2011 versus a decrease of $2.5 million in 2010, primarily due to growth in our home robot revenue and inventory built by our Government & Industrial Division in anticipation of an order that did not materialize in the current period;

•	A decrease in cash of $2.7 million resulting from an increase in other current assets of $1.9 million in 2011 versus a decrease of $0.8 million in 2010 primarily due to an increase in prepaid income taxes;

•	An increase in cash of $5.7 million resulting from an increase in accounts payable and accrued expenses of $4.6 million in 2011 versus an decrease of $1.1 million in 2010, primarily due to a general increase in business activity and timing of payments to suppliers;

•	A decrease in cash of $2.5 million resulting from a decrease in accrued compensation of $9.7 million in 2011 versus a decrease of $7.2 million in 2010, primarily due to the impact of improving profitability on the incentive compensation expense in 2010; and

•	An increase in cash of $2.0 million resulting from an increase in deferred revenue and customers advances of $0.1 million in 2011 compared to a decrease of $1.9 million in 2010, primarily due to an increase in customer advances in 2011.

     Net cash used in investing activities for the three months ended April 2, 2011 was $7.1 million, representing a decrease of $12.5 million compared to the $19.6 million of net cash used in investing activities for the three months ended April 3, 2010. This decrease in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments, net of the proceeds from the sale of investments, of $2.5 million in 2011 compared to the purchase of investments of $17.6 million in 2010; and

•	The purchase of property and equipment of $4.6 million in 2011, compared to $2.0 million in 2010, primarily due to an increase in self-constructed and demonstration assets, and leasehold improvements associated with expansion of the office space at our headquarters facility.
     Net cash provided from financing activities for the three months ended April 2, 2011 was $6.6 million, an increase of $6.5 million compared to the $0.1 million of net cash provided by financing activities for the three months ended April 3, 2010. The increase is due primarily to an increase in proceeds from stock option exercises of $4.6 million and the tax benefit associated with excess stock based compensation deductions of $2.4 million.
Working Capital Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. The total amount available for borrowing under our credit facility is $40.0 million. As of April 2, 2011, the full amount was available for borrowing. The interest on loans under our credit facility will accrue, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 1.00%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 5, 2012.
     As of April 2, 2011, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
     On January 4, 2011, we entered into a revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate or from time to time permanently reduce the amount of the credit facility.
     We pay a fee on outstanding letters of credit issued under the credit facility equal to 1% per annum of the daily maximum amount available to be drawn under the outstanding letters of credit. In addition, we pay a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. The maturity date for letters of credit issued under the credit facility shall be no later than seven days prior to June 5, 2012.
     As of April 2, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
     As of April 2, 2011, we were in compliance with all covenants under the credit facilities.
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
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of April 2, 2011:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
		(In thousands)
Operating leases	$2,892	$5,042	$4,873	$9,731	$22,538
Minimum contractual payments	4,139	4,086	—	—	8,225
Other obligations	214	314	—	—	528

Total	$7,245	$9,442	$4,873	$9,731	$31,291

     Our minimum contractual payments consist of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots and payments to a key component supplier for our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2011, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees for services. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month period ended April 2, 2011. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of April 2, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At April 2, 2011, we had unrestricted cash and cash equivalents of $108.0 million and short term investments of $16.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of April 2, 2011, all of our cash and cash equivalents were held in interest-bearing demand deposits and money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. At April 2, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility.
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
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended April 2, 2011 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning January 2, 2011 and ended January 29, 2011	—		—		—	—
Fiscal month beginning January 30, 2011 and ended February 26, 2011	5,758	(1)	$29.13	(2)	—	—
Fiscal month beginning February 27, 2011 and ended April 2, 2011	8,663	(1)	$33.00	(2)	—	—

Total	14,421	(1)	$31.46	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended April 2, 2011.

Item 5.	Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer, Jeffrey Beck, President, Home Robots Division, and Rodney Brooks, Director) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6.	Exhibits

Exhibit
Number	Description
10.1	Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)

10.2*	Fourth Amendment to Credit Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011

10.3*	First Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: May 6, 2011	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)

10.2*	Fourth Amendment to Credit Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011

10.3*	First Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith