Form 10-Q
period 2011-07-02
IROBOT CORP
filed 2011-08-05
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Registrant’s Common Stock as of July 29, 2011 was 26,857,073.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JULY 2, 2011
INDEX

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011 (unaudited)	3
Consolidated Statements of Operations for the three and six month periods ended July 2, 2011 and July 3, 2010 (unaudited)	4
Consolidated Statements of Cash Flows for the six month periods ended July 2, 2011 and July 3, 2010 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27
Exhibit Index	28
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Consolidated Balance Sheets
(unaudited)

	July 2,	January 1,
	2011	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,725	$108,383
Short term investments	13,816	13,928
Accounts receivable, net of allowance of $88 at July 2, 2011 and January 1, 2011	34,529	34,056
Unbilled revenue	8,034	4,012
Inventory	34,202	27,160
Deferred tax assets	13,223	12,917
Other current assets	10,910	6,137

Total current assets	223,439	206,593
Property and equipment, net	28,128	25,620
Deferred tax assets	8,733	8,338
Other assets	13,563	13,780

Total assets	$273,863	$254,331

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,273	$38,689
Accrued expenses	13,854	15,790
Accrued compensation	13,094	17,827
Deferred revenue and customer advances	2,040	3,534

Total current liabilities	62,261	75,840
Long term liabilities	3,850	3,584
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,812,164 and 25,844,840 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively	268	258
Additional paid-in capital	173,859	156,620
Retained earnings	33,450	17,949
Accumulated other comprehensive income	175	80

Total stockholders’ equity	207,752	174,907

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$273,863	$254,331

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue:
Product revenue	$97,396	$85,945	$194,107	$172,056
Contract revenue	10,686	11,859	20,252	20,678

Total revenue	108,082	97,804	214,359	192,734

Cost of revenue:
Cost of product revenue (1)	57,835	55,825	114,025	111,425
Cost of contract revenue (1)	7,711	8,009	14,344	14,622

Total cost of revenue	65,546	63,834	128,369	126,047

Gross margin	42,536	33,970	85,990	66,687

Operating expenses:
Research and development (1)	8,146	5,691	16,875	10,190
Selling and marketing (1)	12,767	10,581	25,748	20,225
General and administrative (1)	10,097	9,313	20,697	17,789

Total operating expenses	31,010	25,585	63,320	48,204

Operating income	11,526	8,385	22,670	18,483
Other income, net	112	40	350	69

Income before income taxes	11,638	8,425	23,020	18,552
Income tax expense	3,614	3,111	7,519	7,070

Net income	$8,024	$5,314	$15,501	$11,482

Net income per share
Basic	$0.30	$0.21	$0.59	$0.46
Diluted	$0.29	$0.20	$0.56	$0.44
Number of shares used in calculations per share
Basic	26,667	25,294	26,388	25,217
Diluted	27,911	26,375	27,733	26,226

(1)	Total stock-based compensation recorded in the three and six months ended July 2, 2011 and July 3, 2010 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Cost of product revenue	$320	$355	$571	$687
Cost of contract revenue	156	110	250	236
Research and development	239	245	320	277
Selling and marketing	158	289	339	645
General and administrative	1,538	1,202	2,710	2,246
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net income	$15,501	$11,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,640	3,755
Loss on disposal of property and equipment	473	47
Stock-based compensation	4,190	4,091
Deferred income taxes, net	(1,167)	—
Non-cash director deferred compensation	82	66
Changes in operating assets and liabilities — (use) source
Accounts receivable	(473)	8,038
Unbilled revenue	(4,022)	(482)
Inventory	(7,042)	1,722
Other assets	(4,809)	797
Accounts payable	(5,416)	1,209
Accrued expenses	(1,889)	(1,031)
Accrued compensation	(4,733)	(2,372)
Deferred revenue	(1,494)	(1,939)
Long term liabilities	266	(215)

Net cash provided by (used in) operating activities	(5,893)	25,168

Cash flows from investing activities:
Additions of property and equipment	(7,208)	(5,668)
Purchases of investments	(5,000)	(25,411)
Sales of investments	5,000	7,500

Net cash used in investing activities	(7,208)	(23,579)

Cash flows from financing activities:
Proceeds from stock option exercises	8,597	1,927
Income tax withholding payment associated with restricted stock vesting	(809)	(279)
Tax benefit of excess stock-based compensation deductions	5,655	717

Net cash provided by financing activities	13,443	2,365

Net increase in cash and cash equivalents	342	3,954
Cash and cash equivalents, at beginning of period	108,383	71,856

Cash and cash equivalents, at end of period	$108,725	$75,810

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,792	$7,726
Supplemental disclosure of noncash investing and financing activities:
     During the six months ended July 2, 2011 and July 3, 2010, the Company transferred $572 and $1,352, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of July 2, 2011 and for the three and six months ended July 2, 2011 and July 3, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on February 18, 2011.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of July 2, 2011 and results of operations and cash flows for the periods ended July 2, 2011 and July 3, 2010 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”) which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of July 2, 2011, fiscal years 2007, 2008, 2009 and 2010 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$8,024	$5,314	$15,501	$11,482

Weighted-average shares outstanding	26,667	25,294	26,388	25,217
Dilutive effect of employee stock options and restricted shares	1,244	1,081	1,345	1,009

Diluted weighted-average shares outstanding	27,911	26,375	27,733	26,226

Basic income per share	$0.30	$0.21	$0.59	$0.46
Diluted income per share	$0.29	$0.20	$0.56	$0.44

Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Potentially dilutive securities representing approximately 0.4 million and 1.0 million shares of common stock for the three month periods ended July 2, 2011 and July 3, 2010, respectively, and approximately 0.4 million and 1.1 million shares of common stock for the six month periods ended July 2, 2011 and July 3, 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     At July 2, 2011, the Company had total deferred tax assets of $22.0 million.
     The Company has projected an effective 2011 income tax rate of 33%. The Company has recorded a tax provision of $3.6 million for the three month period ended July 2, 2011, which reflects the projected 2011 tax rate. This $3.6 million expense compares to $3.1 million tax expense for the three months ended July 3, 2010 based on a projected effective 2010 income tax rate of 38%. The Company has recorded a tax provision of $7.5 million for the six month period ended July 2, 2011, which reflects the projected 2011 tax rate. This $7.5 million expense compares to $7.1 million tax expense for the six months ended July 3, 2010 based on a projected effective 2010 income tax rate of 38%. This decrease in the projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2011 as compared to fiscal 2010 when this credit was not approved by the U.S. federal government until the fourth quarter, and lower anticipated state tax, net of federal benefit.
     The Company is currently exploring alternative tax strategies related to research and development credits and Section 199 manufacturing deductions and may record additional benefits in future periods as a result of this evaluation. In connection with the recording of any additional tax benefits, the Company will also assess the need to establish any associated reserves for uncertain tax positions and will record such reserves as appropriate.
     Comprehensive Income
     Comprehensive income includes unrealized losses on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income, as reported	$8,024	$5,314	$15,501	$11,482
Unrealized losses on investments, net of tax	121	124	95	77

Total comprehensive income	$8,145	$5,438	$15,596	$11,559

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
     The Company’s assets measured at fair value on a recurring basis at July 2, 2011, were as follows:

	Fair Value Measurements as of July 2, 2011
	Level 1	Level 2	Level 3
Description		(In thousands)
Assets:
Money Market Funds	$5,274	$—	$—
U.S. Government bonds	—	2,516	—
Corporate bonds	—	11,300	—

Total assets measured at fair value	$5,274	$13,816	$—

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
     Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.
     In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	July 2,	January 1,
	2011	2011
	(In thousands)
Raw materials	$7,946	$6,723
Work in process	28	27
Finished goods	26,228	20,410

	$34,202	$27,160

Notes To Consolidated Financial Statements – (Continued)
(unaudited)
4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of July 2, 2011, there were 2,684,629 shares available for future grant under the 2005 Plan.
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
     On July 1, 2011, the Company granted one member of the Board of Directors 6,118 restricted stock units in connection with the commencement of her appointment. These restricted stock units will vest 25% on each anniversary of the grant date. Also on July 1, 2011, the Company granted each of its nine non-employee board members 3,059 restricted stock units. These restricted stock units will vest 100% on the first anniversary of the grant.
5. Accrued Expenses
     Accrued expenses consist of the following:

	July 2,	January 1,
	2011	2011
	(In thousands)
Accrued warranty	$9,472	$9,284
Accrued direct fulfillment costs	953	2,405
Accrued rent	741	592
Accrued sales commissions	252	432
Accrued accounting fees	549	439
Accrued other	1,887	2,638

	$13,854	$15,790

6. Commitments and Contingencies
Lease Obligations
     Rental expense under operating leases for the three months ended July 2, 2011 and July 3, 2010 were $1.0 million and $0.9 million, respectively, and for the six months ended July 2, 2011 and July 3, 2010 were $2.0 million and $1.8 million, respectively. Future minimum rental payments under operating leases were as follows as of July 2, 2011:

Operating
Leases
(In thousands)
Remainder of 2011	$1,439
2012	2,654
2013	2,467
2014	2,448
2015	2,442
Thereafter	10,327

Total minimum lease payments	$21,777

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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 2, 2011 and January 1, 2011, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$9,670	$6,840	$9,284	$6,105
Provision	932	1,351	2,265	3,095
Warranty usage(1)	(1,130)	(796)	(2,077)	(1,805)

Balance at end of period	$9,472	$7,395	$9,472	$7,395

(1)	Warranty usage includes the expiration of product warranties unutilized.
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

Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue:
Home Robots	$63,892	$52,904	$131,774	$105,451
Government & Industrial	44,190	44,900	82,585	87,283

Total revenue	108,082	97,804	214,359	192,734

Cost of revenue:
Home Robots	35,713	32,176	72,701	64,741
Government & Industrial	29,833	31,658	55,668	61,306

Total cost of revenue	65,546	63,834	128,369	126,047

Gross margin:
Home Robots	28,179	20,728	59,073	40,710
Government & Industrial	14,357	13,242	26,917	25,977

Total gross margin	42,536	33,970	85,990	66,687

Research and development	8,146	5,691	16,875	10,190
Selling and marketing	12,767	10,581	25,748	20,225
General and administrative	10,097	9,313	20,697	17,789
Other income, net	112	40	350	69

Income before income taxes	$11,638	$8,425	$23,020	$18,552

     Geographic Information
     For the three months ended July 2, 2011 and July 3, 2010, sales to non-U.S. customers accounted for 39.1% and 40.2% of total revenue, respectively, and for the six months ended July 2, 2011 and July 3, 2010, sales to non-U.S. customers accounted for 46.8% and 43.0% of total revenue, respectively.
     Significant Customers
     For the three months ended July 2, 2011 and July 3, 2010, U.S. federal government orders, contracts and subcontracts accounted for 31.5% and 42.5% of total revenue, respectively, and for the six months ended July 2, 2011 and July 3, 2010, U.S. federal government orders, contracts and subcontracts accounted for 30.2% and 39.8% of total revenue, respectively. For the three and six months ended July 2, 2011, the Company generated 7.1% and 9.9%, respectively, of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the three and six months ended July 2, 2011, the Company generated 10.4% and 10.0%, respectively, of total revenue from its Japanese distributor of home robot products.
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at July 2, 2011 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at July 2, 2011 and January 1, 2011 consisted of the following:

	July 2, 2011			January 1, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(In thousands)
Completed technology	$3,700	$1,048	$2,652	$3,700	$865	$2,835
Research contracts	100	100	—	100	100	—
Tradename	700	199	501	700	165	535

Total	$4,500	$1,347	$3,153	$4,500	$1,130	$3,370

Notes To Consolidated Financial Statements – (Continued)
(unaudited)
     Amortization expense related to acquired intangible assets was $110,000 and $220,000 for the three and six months ended July 2, 2011, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2011	$220
2012	440
2013	440
2014	440
2015	440

Total	$1,980

9. Subsequent Event
     On July 12, 2011, the Company entered into a fifth amendment to its revolving credit facility dated June 5, 2007 and a second amendment to its revolving letter of credit facility dated January 4, 2011. Each of the amendments provide for, among other things:
•	the revision of the interest rate on loans to between LIBOR plus 1% and LIBOR plus 1.5%, based on the Company’s ratio of indebtedness to Adjusted EBITDA;

•	the extension of the maturity date to June 30, 2014;

•	the replacement of the minimum tangible net worth covenant with a minimum consolidated net worth covenant; and

•	the replacement of the minimum Adjusted EBITDA covenant with a minimum ratio of indebtedness to Adjusted EBITDA covenant.
The revolving credit facility amendment also provides for:
•	the increase of the amount available for borrowing from $40 million to $75 million;

•	the increase of the minimum deposit requirements; and

•	the increase of the maximum amount the Company can spend on an acquisition without consent of the lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2011, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Seaglider, Negotiator, Ava, our home robot and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our government and industrial robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 1, 2011, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of July 2, 2011, we had 687 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue
Product revenue	90.1%	87.9%	90.6%	89.3%
Contract revenue	9.9	12.1	9.4	10.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	53.5	57.1	53.2	57.8
Cost of contract revenue	7.1	8.2	6.7	7.6

Total cost of revenue	60.6	65.3	59.9	65.4

Gross margin	39.4	34.7	40.1	34.6

Operating expenses
Research and development	7.6	5.8	7.9	5.3
Selling and marketing	11.8	10.8	12.0	10.5
General and administrative	9.3	9.5	9.6	9.2

Total operating expenses	28.7	26.1	29.5	25.0

Operating income	10.7	8.6	10.6	9.6
Other income, net	0.1	—	0.1	—

Income before income taxes	10.8	8.6	10.7	9.6
Income tax expense	3.4	3.2	3.5	3.6

Net income	7.4%	5.4%	7.2%	6.0%

Comparison of Three and Six Months Ended July 2, 2011 and July 3, 2010
Revenue

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$108,082	$97,804	$10,278	10.5%	$214,359	$192,734	$21,625	11.2%
     Total revenue for the three months ended July 2, 2011 increased to $108.1 million, or 10.5%, compared to $97.8 million for the three months ended July 3, 2010. Revenue increased approximately $11.0 million, or 20.8%, in our home robots division and decreased approximately $0.7 million, or 1.6%, in our government and industrial division.
     The $11.0 million increase in revenue from our home robots division for the three months ended July 2, 2011 was driven by an 11.6% increase in units shipped and a 7.5% increase in net average selling price as compared to the three months ended July 3, 2010. In the three months ended July 2, 2011, international home robot revenue increased $5.8 million and domestic home robot revenue increased $5.2 million as compared to the three months ended July 3, 2010. Total home robots shipped in the three months ended July 2, 2011 were 328,000 units compared to 294,000 units in the three months ended July 3, 2010. The increase in home robot division revenue and units shipped was attributable to a 30.0% increase in domestic retail sales of our home robot products and a 31.8% increase in domestic direct sales through our website. The increase in domestic retail demand is due primarily to our increased and sustained marketing activities which began in the fourth quarter of 2010 directed at our domestic market. The increase in our direct to consumer sales through our website was driven by the introduction of our Roomba 700 series and Scooba 230 robots which to date have only been available on our website. Home robot division revenue from international sales was 64.9% of total home robot division revenue in the three month period ending July 2, 2011 as compared to 67.6% in the three month period ended July 3, 2010. International sales increased 16.1% due to increased demand in our Asian markets, particularly Japan. The increase in demand was driven by marketing programs by our Japanese distributor which include video demonstrations and displays.
     The $0.7 million decrease in revenue from our government and industrial division was driven by a $3.0 million decrease in product life cycle revenue (spare parts, accessories), and a $1.2 million decrease in recurring contract development revenue generated under research and development contracts, offset by a $3.4 million increase in government and industrial robot revenue. The $3.0 million decrease in product life cycle revenue is due to timing of orders and not indicative of a trend. We expect product life cycle revenue to increase in the second half of 2011 as compared to the prior year due to our increasing installed base of government and industrial robots. The $1.2 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in funding and timing of work efforts for our SUGV and Maritime programs. The $3.4 million increase in government and industrial robots revenue was primarily due to a 49.0% increase in net average selling prices partially offset by a 23.2% decrease in units shipped in the three month period ended July 2, 2011 as compared to the three month period ended July 3, 2010. The decrease in units shipped is primarily the result of the delayed passage of the U.S. federal government’s 2011 fiscal budget. In the second half of 2011 we expect to ship more units than in the prior year. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units with a higher selling price shipped in the three-month period ended July 2, 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in the three-month period ended July 3, 2010. We expect favorable average selling prices to continue during the second half of 2011. Total government and industrial robots shipped in the three months ended July 2, 2011 were 192 units compared to 250 units in the three months ended July 3, 2010.
     Total revenue for the six months ended July 2, 2011 increased to $214.4 million, or 11.2%, compared to $192.7 million for the six months ended July 3, 2010. Revenue increased approximately $26.3 million, or 25.0%, in our home robots division and decreased approximately $4.7 million, or 5.4%, in our government and industrial division.
     The $26.3 million increase in revenue from our home robots division for the six months ended July 2, 2011 was driven by a 16.6% increase in units shipped and a 7.1% increase in net average selling price as compared to the six months ended July 3, 2010. In the six months ended July 2, 2011, international home robot revenue increased $19.1 million and domestic home robot revenue increased $7.2 million as compared to the six months ended July 3, 2010. Total home robots shipped in the six months ended July 2, 2011 were 677,000 units compared to 581,000 units in the six months ended July 3, 2010. The increase in home robot division revenue and units shipped was attributable to a 25.4% increase in domestic retail sales of our home robot products and a 13.0% increase in domestic direct sales through our website. The increase in domestic retail demand is due in part to our increased and sustained marketing activities which began in the fourth quarter of 2010 directed at our domestic market. The increase in our direct to consumer sales through our website was driven by the introduction of our Roomba 700 series and Scooba 230 robots which to date have only been available on our website. Home robot division revenue from international sales was 69.3% of total home robot division revenue in the six month period ending July 2, 2011 as compared to 68.5% in the six month period ended July 3, 2010. International sales increased 26.5% due to increased demand in our Asian markets, particularly Japan. The increase in demand is the result of marketing programs implemented by our Japanese distributor which include video demonstrations and displays.
     The $4.7 million decrease in revenue from our government and industrial division was driven by a $6.1 million decrease in government and industrial robot revenue and a $0.4 million decrease in recurring contract development revenue generated under research and development contracts offset by a $1.8 million increase in product life cycle revenue (spare parts, accessories). The $6.1 million decrease in government and industrial robots revenue was primarily due to a 40.7% decrease in units shipped partially offset by a 48% increase in net average selling prices in the six month period ended July 2, 2011 as compared to the six month period ended July 3, 2010. The decrease in units shipped is primarily the result of the delayed passage of the U.S. federal government’s 2011 fiscal budget. In the second half of 2011 we expect to increase units shipped as compared to the prior year. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units with a higher selling price shipped in the six-month period ended July 2, 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in the six-month period ended July 3, 2010. We expect favorable average selling prices to continue during the second half of 2011. The $1.8 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots. We expect product life cycle revenue will increase in the second half of 2011 as compared to the prior year due to this increasing installed base of government and industrial robots. The $0.4 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in funding and timing of work efforts for our Maritime, PackBot and Research programs offset by an increase in our SUGV programs. Total government and industrial robots shipped in the six months ended July 2, 2011 were 306 units compared to 516 units in the six months ended July 3, 2010.

Cost of Revenue

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total cost of revenue	$65,546	$63,834	$1,712	2.7%	$128,369	$126,047	$2,322	1.8%
As a percentage of total revenue	60.6%	65.3%			59.9%	65.4%
     Total cost of revenue increased to $65.5 million in the three months ended July 2, 2011, compared to $63.8 million in the three months ended July 3, 2010. The increase is primarily due to the 11.6% increase in home robot units shipped offset by the 23.2% decrease in government and industrial units shipped.
     Total cost of revenue increased to $128.4 million in the six months ended July 2, 2011, compared to $126.0 million in the six months ended July 3, 2010. The increase is primarily due to the 16.6% increase in home robot units shipped offset by the 40.7% decrease in government and industrial units shipped.
Gross Margin

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total gross margin	$42,536	$33,970	$8,566	25.2%	$85,990	$66,687	$19,303	28.9%
As a percentage of total revenue	39.4%	34.7%			40.1%	34.6%
     Gross margin increased $8.6 million, or 25.2%, to $42.5 million (39.4% of revenue) in the three months ended July 2, 2011 from $34.0 million (34.7% of revenue) in the three months ended July 3, 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 4.9 percentage points and the government and industrial division gross margin increasing 3.0 percentage points. The 4.9 percentage point increase in the home robots division is attributable to changes in customer and product mix to higher margin home robot products including the introduction of our Roomba 700 series and Scooba 230 robots, lower return provisions and warranty expense, and improved leverage of our overhead expense against higher revenue in the three month period ended July 2, 2011 as compared to the three month period ended July 3, 2010. The 3.0 percentage point increase in the government and industrial division is due to product mix primarily attributable to the higher margin PackBot and SUGV units shipped in the current fiscal quarter compared to lower margin PackBot Fastac units and the lower margin configuration of SUGV units shipped in the second quarter of fiscal 2010, and lower warranty expense, partially offset by increased overhead expenses on lower revenue in the three month period ended July 2, 2011 as compared to the three month period ended July 3, 2010.
     Gross margin increased $19.3 million, or 28.9%, to $86.0 million (40.1% of revenue) in the six months ended July 2, 2011 from $66.7 million (34.6% of revenue) in the six months ended July 3, 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 6.2 percentage points and the government and industrial division gross margin increasing 2.8 percentage points. The 6.2 percentage point increase in the home robots division is attributable to changes in customer and product mix to higher margin home robot products including the introduction of our Roomba 700 series and Scooba 230 robots, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense in the six month period ended July 2, 2011 as compared to the six month period ended July 3, 2010. The 2.8 percentage point increase in the government and industrial division is due to product mix primarily attributable to the higher margin PackBot and SUGV units shipped in the current year compared to lower margin PackBot Fastac units and the lower margin configuration of SUGV units shipped in the first half of fiscal 2010 and lower warranty expense. Partially offsetting these margin improvements were increased overhead expenses on lower revenue in the six month period ended July 2, 2011 as compared to the six month period ended July 3, 2010.

Research and Development

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total research and development	$8,146	$5,691	$2,455	43.1%	$16,875	$10,190	$6,685	65.6%
As a percentage of total revenue	7.6%	5.8%			7.9%	5.3%
     Research and development expenses increased by $2.5 million, or 43.1%, to $8.1 million (7.6% of revenue) in the three months ended July 2, 2011 from $5.7 million (5.8% of revenue) for the three months ended July 3, 2010. This was driven by increases in our home robots division of $1.0 million, government and industrial division of $1.2 million and other research and development expense of $0.3 million relating to ongoing development of our common software platform. These increases are due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and government and industrial divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development. The increase in our government and industrial division is the result of our increased efforts in product development relating to our PackBot, FirstLook, and Warrior programs.
     Research and development expenses increased by $6.7 million, or 65.6%, to $16.9 million (7.9% of revenue) in the six months ended July 2, 2011 from $10.2 million (5.3% of revenue) for the six months ended July 3, 2010. This was driven by increases in our home robots division of $3.7 million, government and industrial division of $2.7 million and other research and development expense of $0.3 million relating to ongoing development of our common software platform. These increases are due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and government and industrial divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development. The increase in our government and industrial division is the result of our increased efforts in product development relating to our PackBot, FirstLook, and Warrior programs.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and six months ended July 2, 2011, these expenses amounted to $7.7 million and $14.3 million compared to $8.0 million and $14.6 million for the three and six months ended July 3, 2010. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $15.9 million and $31.2 million for the three and six months ended July 2, 2011, compared to $13.7 million and $24.8 million for the three and six months ended July 3, 2010, respectively.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total selling and marketing	$12,767	$10,581	$2,186	20.7%	$25,748	$20,225	$5,523	27.3%
As a percentage of total revenue	11.8%	10.8%			12.0%	10.5%
     Selling and marketing expenses increased by $2.2 million, or 20.7%, to $12.8 million (11.8% of revenue) in the three months ended July 2, 2011 from $10.6 million (10.8% of revenue) in the three months ended July 3, 2010. This was driven by an increase in our home robots division of $1.4 million primarily attributable to increases in advertising targeted toward our domestic market as part of our continued marketing and branding efforts, for the three months ended July 2, 2011 as compared to the three months ended July 3, 2010. Selling and marketing expenses in our government and industrial division increased by $0.7 million attributable to an increase in compensation and other marketing expenses in the three months ended July 2, 2011 as compared to the three months ended July 3, 2010.
     Selling and marketing expenses increased by $5.5 million, or 27.3%, to $25.7 million (12.0% of revenue) in the six months ended July 2, 2011 from $20.2 million (10.5% of revenue) in the six months ended July 3, 2010. This was driven by an increase in our home robots division of $4.1 million primarily attributable to increases in advertising primarily targeted toward our domestic market as part of our continued marketing and branding efforts, on-line media, other marketing, compensation, and employee-related expense for the six months ended July 2, 2011 as compared to the six months ended July 3, 2010. Selling and marketing expenses in our government and industrial division increased by $1.2 million attributable to an increase in compensation, trade show, depreciation related to demonstration robots and travel expenses in the six months ended July 2, 2011 as compared to the six months ended July 3, 2010.

General and Administrative

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total general and administrative	$10,097	$9,313	$784	8.4%	$20,697	$17,789	$2,908	16.3%
As a percentage of total revenue	9.3%	9.5%			9.6%	9.2%
     General and administrative expenses increased by $0.8 million, or 8.4%, to $10.1 million (9.3% of revenue) in the three months ended July 2, 2011 from $9.3 million (9.5% of revenue) in the three months ended July 3, 2010. This increase is primarily attributable to increased compensation and employee benefits expenses and stock based compensation expense in the three months ended July 2, 2011 as compared to the three months ended July 3, 2010.
     General and administrative expenses increased by $2.9 million, or 16.3%, to $20.7 million (9.6% of revenue) in the six months ended July 2, 2011 from $17.8 million (9.2% of revenue) in the six months ended July 3, 2010. This increase is primarily attributable to increased compensation and employee benefits expenses related to increased headcount, stock based compensation expense, legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, and expenses relating to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant in the six months ended July 2, 2011 as compared to the six months ended July 3, 2010.
Other Income, Net

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total other income, net	$112	$40	$72	Not	$350	$69	$281	Not
As a percentage of total revenue	0.1%	0.0%		Meaningful	0.1%	0.0%		Meaningful
     Other income, net, amounted to $0.1 million for the three months ended July 2, 2011 compared to $40,000 for the three months ended July 3, 2010. Other income, net, for the three month period ended July 2, 2011 was related to interest income of $0.3 million, offset by other expenses of $0.2 million. Other income, net, for the three month period ended July 3, 2010 was related to interest income of $0.4 million, offset by other expenses of $0.3 million.
     Other income, net, amounted to $0.4 million for the six months ended July 2, 2011 compared to $0.1 million for the six months ended July 3, 2010. Other income, net, for the six month period ended July 2, 2011 was related to interest income of $0.5 million, offset by other expenses of $0.2 million. Other income, net, for the six month period ended July 3, 2010 was related to interest income of $0.4 million, offset by other expenses of $0.3 million.
Income Tax Expense

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Dollar	Percent	July 2,	July 3,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
		(In thousands)
Total income tax expense	$3,614	$3,111	$503	16.2%	$7,519	$7,070	$449	6.4%
As a percentage of total revenue	3.4%	3.2%			3.5%	3.6%
     In the three months ended July 2, 2011, we projected an effective 2011 income tax rate of 33%. The tax provision we recorded is $3.6 million, which reflects the projected 2011 tax rate. This $3.6 million expense compares to $3.1 million tax expense for the three months ended July 3, 2010 based on a projected effective 2010 income tax rate of 38%. The decrease in our projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2011 as compared to fiscal 2010 when this credit was not approved by the U.S. federal government until the fourth quarter, and lower anticipated state tax, net of federal benefit.
     In the six months ended July 2, 2011, we projected an effective 2011 income tax rate of 33%. The tax provision we recorded is $7.5 million, which reflects the projected 2011 tax rate. This $7.5 million expense compares to $7.1 million tax expense for the six months ended July 3, 2010 based on a projected effective 2010 income tax rate of 38%. The decrease in our projected annual effective tax rate was primarily due to the benefit of research and development tax credits anticipated in 2011 as compared to fiscal 2010 when this credit was not approved by the U.S. federal government until the fourth quarter, and lower anticipated state tax, net of federal benefit.
     We are currently exploring alternative tax strategies related to research and development credits and Section 199 manufacturing deductions and may record additional benefits in future periods as a result of this evaluation. In connection with the recording of any additional tax benefits, we will also assess the need to establish any associated reserves for uncertain tax positions and will record such reserves as appropriate.
Liquidity and Capital Resources
     At July 2, 2011, our principal sources of liquidity were cash and cash equivalents totaling $108.7 million, short-term investments of $13.8 million and accounts receivable of $34.5 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended July 2, 2011 and July 3, 2010, we spent $7.2 million and $5.7 million, respectively, on capital equipment.
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
     The balance of cash and short-term investments of $122.5 million at July 2, 2011 is primarily the result of improving profitability and our significant focus over the past two years on managing working capital. As of July 2, 2011, we did not have any borrowings outstanding under our working capital line of credit and had $1.7 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
     Net cash used in operating activities for the six months ended July 2, 2011 was $5.9 million, a decrease of $31.1 million compared to the $25.2 million of net cash provided by operating activities for the six months ended July 3, 2010. The decrease in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $4.0 million resulting from net income of $15.5 million in 2011 versus a net income of $11.5 million in 2010;

•	An increase in cash of $1.3 million resulting from non-cash depreciation and amortization of $4.6 million and losses on the disposition of fixed assets of $0.5 million in 2011 versus non-cash depreciation and amortization of $3.8 million and losses on the disposition of fixed assets of $47,000 in 2010. The losses on disposition of fixed assets in 2011 relate to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant;

•	A decrease in cash of $12.1 million resulting from an increase in accounts receivable (including unbilled revenue) of $4.5 million in 2011 versus a decrease of $7.6 million in 2010, primarily due to growth in revenue and an increase in unbilled revenue related to revenue recorded on contract research and development projects to be invoiced upon DCAA approval of our 2011 provisional indirect cost rates;

•	A decrease in cash of $8.8 million resulting from an increase in inventory of $7.1 million in 2011 versus a decrease of $1.7 million in 2010, primarily due to increased inventory requirements to support growth in our home robot division revenue and expansion of the home robot product line;

•	A decrease in cash of $5.6 million resulting from an increase in other current assets of $4.8 million in 2011 versus a decrease of $0.8 million in 2010 primarily due to an increase in prepaid income taxes including the tax benefit associated with excess stock based compensation deductions;

•	A decrease in cash of $6.6 million resulting from an decrease in accounts payable of $5.4 million in 2011 versus an increase of $1.2 million in 2010, primarily due to the timing of purchases and payments to suppliers;

•	A decrease in cash of $2.3 million resulting from a decrease in accrued compensation of $4.7 million in 2011 versus a decrease of $2.4 million in 2010, primarily due to the impact of improving profitability on the incentive compensation expense in 2010 and related payment in 2011; and

•	A decrease in cash of $1.2 million resulting from an increase in deferred tax assets of $1.2 million in 2011 compared to no change in 2010, primarily due to the recognition of future tax benefits available to us in connection with our latest estimate of tax credits and temporary book-tax differences.
     Net cash used in investing activities for the six months ended July 2, 2011 was $7.2 million, representing a decrease of $16.4 million compared to the $23.6 million of net cash used in investing activities for the six months ended July 3, 2010. This decrease in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments of $5.0 million, offset by the proceeds from the sale of investments of $5.0 million in 2011, compared to the purchase of investments, net of the proceeds from the sale of investments, of $17.9 million in 2010; and

•	The purchase of property and equipment of $7.2 million in 2011, compared to $5.7 million in 2010, primarily due to an increase in self-constructed and demonstration assets, and leasehold improvements associated with expansion of the office space at our headquarters facility.
     Net cash provided from financing activities for the six months ended July 2, 2011 was $13.4 million, an increase of $11.1 million compared to the $2.3 million of net cash provided by financing activities for the six months ended July 3, 2010. The increase is due primarily to an increase in proceeds from stock option exercises of $6.6 million and the tax benefit associated with excess stock based compensation deductions of $4.9 million.
Working Capital Facilities
Credit Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of July 2, 2011, the total amount available for borrowing under our credit facility was $40.0 million and the full amount was available for borrowing. As of July 2, 2011, the interest on loans under our credit facility accrued, at our election, at either (i) the greater of the BBA LIBOR Daily Floating Rate or the Prime Rate of Lender plus fifty (50) basis points, or (ii) the LIBOR rate plus 1.00%., and the credit facility termination date was June 5, 2012. In connection with the credit facility amendment described under “July 2011 Amendments” below, the total amount available for borrowing under our credit facility has been increased to $75.0 million, the interest rate on loans has been amended to between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the termination date has been extended to June 30, 2014.
     As of July 2, 2011, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, as of July 2, 2011, we were required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified Adjusted EBITDA, and minimum specified interest coverage ratio. In connection with the credit facility amendment described under “July 2011 Amendments” below, the minimum tangible net worth and minimum Adjusted EBITDA covenants have been replaced with minimum consolidated net worth and minimum ratio of indebtedness to Adjusted EBITDA covenants.
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
     As of July 2, 2011, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
     On January 4, 2011, we entered into a revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate or from time to time permanently reduce the amount of the credit facility.

     As of July 2, 2011, we paid a fee on outstanding letters of credit issued under the credit facility equal to 1% per annum of the daily maximum amount available to be drawn under the outstanding letters of credit. In addition, we paid a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. As of July 2, 2011, the maturity date for letters of credit issued under the credit facility was no later than seven days prior to June 5, 2012. In connection with the credit facility amendment described under “July 2011 Amendments” below, this date has been extended to June 30, 2014.
     As of July 2, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, as of July 2, 2011, we were required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth, a minimum specified Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense. In connection with the credit facility amendment described under “July 2011 Amendments” below, the minimum tangible net worth and minimum Adjusted EBITDA covenants have been replaced with minimum consolidated net worth and minimum ratio of indebtedness to Adjusted EBITDA covenants.
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
     As of July 2, 2011, we were in compliance with all covenants under the revolving letter of credit facility.
July 2011 Amendments
     On July 12, 2011, we entered into a fifth amendment to the revolving credit facility dated June 5, 2007 and a second amendment to the revolving letter of credit facility dated January 4, 2011. Each of the amendments provide for, among other things:
•	the revision of the interest rate on loans to between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA;

•	the extension of the maturity date to June 30, 2014;

•	the replacement of the minimum tangible net worth covenant with a minimum consolidated net worth covenant; and

•	the replacement of the minimum Adjusted EBITDA covenant with a minimum ratio of indebtedness to Adjusted EBITDA covenant.
The revolving credit facility amendment also provides for:
•	the increase of the amount available for borrowing from $40 million to $75 million;

•	the increase of the minimum deposit requirements; and

•	the increase of the maximum amount we can spend on an acquisition without consent of the lender.
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
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of July 2, 2011:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
		(In thousands)
Operating leases	$2,812	$4,973	$4,858	$9,134	$21,777
Minimum contractual payments	3,028	2,090	—	—	5,118
Other obligations	414	—	—	—	414

Total	$6,254	$7,063	$4,858	$9,134	$27,309

     Our minimum contractual payments consist of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots and payments to a key component supplier for our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2011, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees for services. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month period ended July 2, 2011. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of July 2, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At July 2, 2011, we had unrestricted cash and cash equivalents of $108.7 million and short term investments of $13.8 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of July 2, 2011, all of our cash and cash equivalents were held in interest-bearing demand deposits and money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the prime rate or the LIBOR rate at the time of the borrowing. At July 2, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended July 2, 2011 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning April 3, 2011 and ended April 30, 2011	2,779	(1)	$36.37	(2)	—	—
Fiscal month beginning May 1, 2011 and ended May 28, 2011	1,390	(1)	$31.58	(2)	—	—
Fiscal month beginning May 29, 2011 and ended July 2, 2011	6,263	(1)	$33.75	(2)	—	—

Total	10,432	(1)	$34.16	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended July 2, 2011.
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, John Leahy, Chief Financial Officer, Jeffrey Beck, President, Home Robots Division, Robert Moses, President, Government and Industrial Division, and Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit
Number	Description
10.1*†	Registrant’s Senior Executive Incentive Compensation Plan, as amended and restated

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

†	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: August 5, 2011	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*†	Registrant’s Senior Executive Incentive Compensation Plan, as amended and restated

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

†	Indicates a management contract or any compensatory plan, contract or arrangement