Form 10-Q
period 2011-10-01
IROBOT CORP
filed 2011-11-04
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2011 was 27,037,034.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED OCTOBER 1, 2011
INDEX

Consolidated Balance Sheets
(unaudited)

	October 1,	January 1,
	2011	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131,662	$108,383
Short term investments	13,662	13,928
Accounts receivable, net of allowance of $88 at October 1, 2011 and January 1, 2011	41,400	34,056
Unbilled revenue	7,899	4,012
Inventory	31,989	27,160
Deferred tax assets	14,013	12,917
Other current assets	12,655	6,137

Total current assets	253,280	206,593
Property and equipment, net	28,886	25,620
Deferred tax assets	6,307	8,338
Other assets	13,453	13,780

Total assets	$301,926	$254,331

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,522	$38,689
Accrued expenses	15,237	15,790
Accrued compensation	15,045	17,827
Deferred revenue and customer advances	2,358	3,534

Total current liabilities	73,162	75,840
Long term liabilities	3,727	3,584
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized; 26,927,670 and 25,844,840 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively	269	258
Additional paid-in capital	177,188	156,620
Retained earnings	47,502	17,949
Accumulated other comprehensive income	78	80

Total stockholders’ equity	225,037	174,907

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$301,926	$254,331

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenue:
Product revenue	$109,993	$85,051	$304,100	$257,107
Contract revenue	10,380	9,172	30,632	29,850

Total revenue	120,373	94,223	334,732	286,957

Cost of revenue:
Cost of product revenue (1)	63,670	54,472	177,695	165,897
Cost of contract revenue (1)	6,660	6,494	21,004	21,116

Total cost of revenue	70,330	60,966	198,699	187,013

Gross margin	50,043	33,257	136,033	99,944

Operating expenses:
Research and development (1)	8,948	6,185	25,823	16,375
Selling and marketing (1)	14,553	10,734	40,301	30,959
General and administrative (1)	10,962	8,904	31,659	26,693

Total operating expenses	34,463	25,823	97,783	74,027

Operating income	15,580	7,434	38,250	25,917
Other income (expense), net	(92)	299	258	368

Income before income taxes	15,488	7,733	38,508	26,285
Income tax expense	1,436	701	8,955	7,771

Net income	$14,052	$7,032	$29,553	$18,514

Net income per share
Basic	$0.52	$0.28	$1.11	$0.73
Diluted	$0.50	$0.27	$1.06	$0.70
Number of shares used in calculations per share
Basic	26,902	25,428	26,568	25,293
Diluted	27,940	26,480	27,823	26,319

(1)	Total stock-based compensation recorded in the three and nine months ended October 1, 2011 and October 2, 2010 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Cost of product revenue	$344	$310	$915	$997
Cost of contract revenue	115	101	365	337
Research and development	162	211	481	488
Selling and marketing	174	240	513	885
General and administrative	1,401	1,079	4,112	3,325
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net income	$29,553	$18,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,237	5,673
Loss on disposal of property and equipment	476	117
Stock-based compensation	6,386	6,032
Deferred income taxes, net	447	(3,867)
Non-cash director deferred compensation	126	99
Changes in operating assets and liabilities — (use) source
Accounts receivable	(7,344)	7,377
Unbilled revenue	(3,887)	(703)
Inventory	(4,829)	(1,563)
Other assets	(6,572)	1,010
Accounts payable	1,833	5,118
Accrued expenses	(530)	(315)
Accrued compensation	(2,782)	(408)
Deferred revenue	(1,176)	(1,885)
Long term liabilities	143	(322)

Net cash provided by operating activities	19,081	34,877

Cash flows from investing activities:
Additions of property and equipment	(10,357)	(7,537)
Purchases of investments	(5,000)	(30,461)
Sales of investments	5,000	19,000

Net cash used in investing activities	(10,357)	(18,998)

Cash flows from financing activities:
Proceeds from stock option exercises	9,398	2,297
Income tax withholding payment associated with restricted stock vesting	(845)	(284)
Tax benefit of excess stock-based compensation deductions	6,002	855

Net cash provided by financing activities	14,555	2,868

Net increase in cash and cash equivalents	23,279	18,747
Cash and cash equivalents, at beginning of period	108,383	71,856

Cash and cash equivalents, at end of period	$131,662	$90,603

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,946	$12,198
Supplemental disclosure of noncash investing and financing activities:
     During the nine months ended October 1, 2011 and October 2, 2010, the Company transferred $847 and $1,945, respectively, of inventory to fixed assets.
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
     The accompanying financial data as of October 1, 2011 and for the three and nine months ended October 1, 2011 and October 2, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on February 18, 2011.
     In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of October 1, 2011 and results of operations and cash flows for the periods ended October 1, 2011 and October 2, 2010 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
     Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”) which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of October 1, 2011, fiscal years 2007, 2008, 2009 and 2010 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audit, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
     Net Income Per Share
     The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$14,052	$7,032	$29,553	$18,514

Weighted-average shares outstanding	26,902	25,428	26,568	25,293
Dilutive effect of employee stock options and restricted shares	1,038	1,052	1,255	1,026

Diluted weighted-average shares outstanding	27,940	26,480	27,823	26,319

Basic income per share	$0.52	$0.28	$1.11	$0.73
Diluted income per share	$0.50	$0.27	$1.06	$0.70

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
     Potentially dilutive securities representing approximately 0.5 million and 1.2 million shares of common stock for the three month periods ended October 1, 2011 and October 2, 2010, respectively, and approximately 0.3 million and 1.0 million shares of common stock for the nine month periods ended October 1, 2011 and October 2, 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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
     The Company recorded a tax provision of $1.4 million and $0.7 million for the three month periods ended October 1, 2011 and October 2, 2010, respectively. The $1.4 million provision for the three month period ended October 1, 2011 was based upon a projected 2011 effective income tax rate of 31% offset by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of the Company’s research and development credit and domestic manufacturing deductions. The $0.7 million provision for the three month period ended October 2, 2010 was based upon a projected 2010 effective tax rate of 38% offset by a $2.3 million one-time benefit associated with the full release of the Company’s valuation allowance relating to state deferred tax assets.
     The Company recorded a tax provision of $9.0 million and $7.8 million for the nine month periods ended October 1, 2011 and October 2, 2010, respectively. The $9.0 million provision for the nine month period ended October 1, 2011 was based upon a projected 2011 effective income tax rate of 31% offset by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of the Company’s research and development credit and domestic manufacturing deductions. The $7.8 million provision for the nine month period ended October 2, 2010 was based upon a projected 2010 effective tax rate of 38% offset by a $2.3 million one-time benefit associated with the full release of the Company’s valuation allowance relating to state deferred tax assets.
     The decrease in the projected effective tax rates from 38% in 2010 to 31% in 2011 was primarily due to the benefit of research and development tax credits in 2011 as compared to fiscal 2010 when this credit was retroactively re-enacted into law in the fourth quarter, higher domestic manufacturing deductions in 2011, and lower anticipated state tax, net of federal benefit due to state tax credits and state tax law changes.
     During the three month period ended October 1, 2011, the Company recorded a $1.3 million reserve for uncertain tax positions due to the Company’s assessment of certain aspects of its research and development credits. The Company had not previously recorded any reserves for uncertain tax positions. Consequently, the balance of the reserve for uncertain tax positions at October 1, 2011 was $1.3 million. The Company includes interest and penalties related to unrecognized tax benefits within its provision for income taxes.
     Comprehensive Income
     Comprehensive income includes unrealized gains (losses) on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income, as reported	$14,052	$7,032	$29,553	$18,514
Unrealized gains (losses) on investments, net of tax	(97)	87	(2)	164

Total comprehensive income	$13,955	$7,119	$29,551	$18,678

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

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
     The Company’s assets measured at fair value on a recurring basis at October 1, 2011, were as follows:

	Fair Value Measurements as of October 1, 2011
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market Funds	$70,445	$—	$—
U.S. Government bonds	—	2,509	—
Corporate bonds	—	11,153	—

Total assets measured at fair value	$70,445	$13,662	$—

     The Company’s assets measured at fair value on a recurring basis at January 1, 2011, were as follows:

	Fair Value Measurements as of January 1, 2011
Description	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Money Market Funds	$5,090	$—	$—
U.S. Government bonds	—	2,504	—
Corporate bonds	—	11,424	—

Total assets measured at fair value	$5,090	$13,928	$—

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

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
     In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company currently believes its adoption of this guidance will not impact its consolidated financial statements.
     From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Inventory
     Inventory consists of the following:

	October 1,	January 1,
	2011	2011
	(In thousands)
Raw materials	$6,348	$6,723
Work in process	21	27
Finished goods	25,620	20,410

	$31,989	$27,160

4. Stock Option Plans
     The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of October 1, 2011, there were 2,676,424 shares available for future grant under the 2005 Plan.
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
     On September 30, 2011, the Company granted to certain employees an annual merit grant totaling 43,400 restricted stock units. These restricted stock units will vest 25% on each anniversary of the grant date.

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
5. Accrued Expenses
     Accrued expenses consist of the following:

	October 1,	January 1,
	2011	2011
	(In thousands)
Accrued warranty	$10,259	$9,284
Accrued direct fulfillment costs	1,135	2,405
Accrued rent	733	592
Accrued sales commissions	285	432
Accrued accounting fees	502	439
Accrued other	2,323	2,638

	$15,237	$15,790

6. Commitments and Contingencies
     Lease Obligations
     Rental expense under operating leases for the three months ended October 1, 2011 and October 2, 2010 were $1.1 million and $1.0 million, respectively, and for the nine months ended October 1, 2011 and October 2, 2010 were $3.1 million and $2.8 million, respectively. Future minimum rental payments under operating leases were as follows as of October 1, 2011:

Operating
Leases
(In thousands)
Remainder of 2011	$783
2012	3,028
2013	2,611
2014	2,570
2015	2,564
Thereafter	10,692

Total minimum lease payments	$22,248

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
     Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2011 and January 1, 2011, respectively.
     Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
     Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$9,472	$7,395	$9,284	$6,105
Provision	1,266	1,908	3,531	5,003
Warranty usage(1)	(479)	(604)	(2,556)	(2,409)

Balance at end of period	$10,259	$8,699	$10,259	$8,699

(1)	Warranty usage includes the expiration of product warranties unutilized.
7. Industry Segment, Geographic Information and Significant Customers
     The Company operates in two reportable segments, the home robots division and government and industrial robots division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.
     Home Robots
     The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of households.
     Government and Industrial
     The Company’s government and industrial robots division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally focused sales team. The Company’s government and industrial robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.
     The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenue:
Home Robots	$72,341	$54,650	$204,116	$160,101
Government & Industrial	48,032	39,573	130,616	126,856

Total revenue	120,373	94,223	334,732	286,957

Cost of revenue:
Home Robots	39,693	32,967	112,396	97,707
Government & Industrial	30,637	27,999	86,303	89,306

Total cost of revenue	70,330	60,966	198,699	187,013

Gross margin:
Home Robots	32,648	21,683	91,720	62,394
Government & Industrial	17,395	11,574	44,313	37,550

Total gross margin	50,043	33,257	136,033	99,944

Research and development	8,948	6,185	25,823	16,375
Selling and marketing	14,553	10,734	40,301	30,959
General and administrative	10,962	8,904	31,659	26,693
Other income (expense), net	(92)	299	258	368

Income before income taxes	$15,488	$7,733	$38,508	$26,285

Notes To Consolidated Financial Statements — (Continued)
(unaudited)
     Geographic Information
     For the three months ended October 1, 2011 and October 2, 2010, sales to non-U.S. customers accounted for 46.9% and 40.7% of total revenue, respectively, and for the nine months ended October 1, 2011 and October 2, 2010, sales to non-U.S. customers accounted for 46.8% and 42.3% of total revenue, respectively.
     Significant Customers
     For the three months ended October 1, 2011 and October 2, 2010, U.S. federal government orders, contracts and subcontracts accounted for 36.8% and 37.9% of total revenue, respectively, and for the nine months ended October 1, 2011 and October 2, 2010, U.S. federal government orders, contracts and subcontracts accounted for 35.1% and 39.2% of total revenue, respectively. For the three and nine months ended October 1, 2011, the Company generated 11.3% and 6.6%, respectively, of total revenue from one customer as a subcontractor under U.S. federal government contracts. For the three and nine months ended October 1, 2011, the Company generated 25.6% and 22.6%, respectively, of total revenue from two of its international distributors of home robots products.
8. Goodwill and Other Intangible Assets
     The carrying amount of the goodwill at October 1, 2011 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008.
     Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
     Intangible assets at October 1, 2011 and January 1, 2011 consisted of the following:

	October 1, 2011			January 1, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(In thousands)
Completed technology	$3,700	$1,141	$2,559	$3,700	$865	$2,835
Research contracts	100	100	—	100	100	—
Tradename	700	216	484	700	165	535

Total	$4,500	$1,457	$3,043	$4,500	$1,130	$3,370

     Amortization expense related to acquired intangible assets was $110,000 and $327,000 for the three and nine months ended October 1, 2011, respectively. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

(In thousands)
Remainder of 2011	$110
2012	440
2013	440
2014	440
2015	440

Total	$1,870

9. Subsequent Event
     On October 19, 2011 the Company implemented a reduction in force in its government and industrial robots division that was driven by expectations of a reduction in government-funded research in 2012. This action is expected to result in a fourth quarter restructuring charge of approximately $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2011, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Seaglider, Negotiator, Ava, our home robots and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our government and industrial robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 1, 2011, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
     As of October 1, 2011, we had 689 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
Overview of Results of Operations
     The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenue
Product revenue	91.4%	90.3%	90.8%	89.6%
Contract revenue	8.6	9.7	9.2	10.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	52.9	57.8	53.1	57.8
Cost of contract revenue	5.5	6.9	6.3	7.4

Total cost of revenue	58.4	64.7	59.4	65.2

Gross margin	41.6	35.3	40.6	34.8

Operating expenses
Research and development	7.4	6.6	7.7	5.7
Selling and marketing	12.1	11.4	12.0	10.8
General and administrative	9.1	9.4	9.5	9.3

Total operating expenses	28.6	27.4	29.2	25.8

Operating income	13.0	7.9	11.4	9.0
Other income (expense), net	(0.1)	0.3	0.1	0.2

Income before income taxes	12.9	8.2	11.5	9.2
Income tax expense	1.2	0.7	2.7	2.7

Net income	11.7%	7.5%	8.8%	6.5%

Comparison of Three and Nine Months Ended October 1, 2011 and October 2, 2010
Revenue

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$120,373	$94,223	$26,150	27.8%	$334,732	$286,957	$47,775	16.6%
     Total revenue for the three months ended October 1, 2011 increased to $120.4 million, or 27.8%, compared to $94.2 million for the three months ended October 2, 2010. Revenue increased approximately $17.7 million, or 32.4%, in our home robots division and increased approximately $8.5 million, or 21.4%, in our government and industrial robots division.
     The $17.7 million increase in revenue from our home robots division for the three months ended October 1, 2011 was driven by a 9.4% increase in units shipped and a 23.9% increase in net average selling price as compared to the three months ended October 2, 2010. In the three months ended October 1, 2011, international home robots revenue increased $19.5 million and domestic home robots revenue decreased $1.9 million as compared to the three months ended October 2, 2010. Total home robots shipped in the three months ended October 1, 2011 were 337,000 units compared to 308,000 units in the three months ended October 2, 2010. The increase in home robots division revenue and units shipped was primarily attributable to a 56.1% increase in international sales of our home robots products. The increase in international sales is due primarily to increased demand in our European and Asian markets, particularly Japan. This increase in demand was driven by demand for our new Roomba 700 series robot, an increase in marketing programs by us and our international distributors and continued efforts to increase international retail outlets for our home robots products across various countries. Home robots division revenue from international sales was 75.2% of total home robots division revenue in the three month period ending October 1, 2011 as compared to 63.7% in the three month period ended October 2, 2010. In addition, net average selling prices in the home robots division increased due to sales of higher priced products including the introduction through our direct sales website and certain retail customers of the higher priced Roomba 700 series robot, increased volume of our higher priced Roomba 500 series robot and fewer sales of our lower priced Roomba 400 series robot in the current quarter and compared to the prior year.
     The $8.5 million increase in revenue from our government and industrial robots division was driven by a $4.0 million increase in government and industrial robot revenue, a $3.2 million increase in product life cycle revenue (spare parts, accessories), and a $1.2 million increase in recurring contract development revenue generated under research and development contracts. The $3.2 million increase in product life cycle revenue is due to our increasing installed base of government and industrial robots. The $1.2 million increase in recurring contract development revenue generated under research and development contracts was primarily the result of the timing of work efforts for our SUGV programs. The $4.0 million increase in government and industrial robots revenue was primarily due to a 13.8% increase in net average selling prices and by a 4.3% increase in units shipped in the three month period ended October 1, 2011 as compared to the three month period ended October 2, 2010. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units which had higher selling prices in the three-month period ended October 1, 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in the three-month period ended October 2, 2010. Total government and industrial robots shipped in the three months ended October 1, 2011 were 194 units compared to 186 units in the three months ended October 2, 2010.
     Total revenue for the nine months ended October 1, 2011 increased to $334.7 million, or 16.6%, compared to $287.0 million for the nine months ended October 2, 2010. Revenue increased approximately $44.0 million, or 27.5%, in our home robots division and increased approximately $3.8 million, or 3.0%, in our government and industrial robots division.
     The $44.0 million increase in revenue from our home robots division for the nine months ended October 1, 2011 was driven by a 14.1% increase in units shipped and a 12.6% increase in net average selling price as compared to the nine months ended October 2, 2010. In the nine months ended October 1, 2011, international home robots revenue increased $38.7 million and domestic home robots revenue increased $5.3 million as compared to the nine months ended October 2, 2010. Total home robots shipped in the nine months ended October 1, 2011 were 1,014,000 units compared to 889,000 units in the nine months ended October 2, 2010. The increase in home robots division revenue and units shipped was primarily attributable to international sales increasing 36.1% due to increased demand in our European and Asian markets, particularly Japan. The increase in demand was driven by demand for our new Roomba 700 series robot, an increase in marketing programs by us and our international distributors and continued efforts to increase international retail outlets for our home robots products across various countries. There was a 10.8% increase in domestic retail sales of our home robot products and an 8.3% increase in domestic direct sales through our website. The increase in domestic retail demand is due in part to our increased and sustained marketing activities which began in the fourth quarter of 2010 directed at our domestic market. The increase in our direct to consumer sales through our website was driven by the introduction of our Roomba 700 series and Scooba 230 robots. Home robots division revenue from international sales was 71.4% of total home robots division revenue in the nine month period ending October 1, 2011 as compared to 66.8% in the nine month period ended October 2, 2010.
     The $3.8 million increase in revenue from our government and industrial robots division was driven by a $5.0 million increase in product life cycle revenue (spare parts, accessories) and a $0.8 million increase in recurring contract development revenue generated under research and development contracts offset by a $2.1 million decrease in government and industrial robot revenue. The $5.0 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots. The $0.8 million increase in recurring contract development revenue generated under research and development contracts was primarily the result of timing of work efforts in our SUGV program partially offset by decreases in funding and timing of work efforts for our Maritime, PackBot and Research programs. The $2.1 million decrease in government and industrial robots revenue was primarily due to a 28.9% decrease in units shipped partially offset by a 36.2% increase in net average selling prices in the nine month period ended October 1, 2011 as compared to the nine month period ended October 2, 2010. The decrease in units shipped is primarily the result of the delayed passage of the U.S. federal government’s 2011 fiscal budget. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units with a higher selling price shipped in the nine-month period ended October 1, 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in the nine-month period ended October 2, 2010. Total government and industrial robots shipped in the nine months ended October 1, 2011 were 500 units compared to 702 units in the nine months ended October 2, 2010.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total cost of revenue	$70,330	$60,966	$9,364	15.4%	$198,699	$187,013	$11,686	6.2%
As a percentage of total revenue	58.4%	64.7%			59.4%	65.2%
     Total cost of revenue increased to $70.3 million in the three months ended October 1, 2011, compared to $61.0 million in the three months ended October 2, 2010. The increase is primarily due to the 9.4% increase in home robots units shipped and the 4.3% increase in government and industrial units shipped.
     Total cost of revenue increased to $198.7 million in the nine months ended October 1, 2011, compared to $187.0 million in the nine months ended October 2, 2010. The increase is primarily due to the 14.1% increase in home robots units shipped offset by the 28.9% decrease in government and industrial units shipped.
Gross Margin

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total gross margin	$50,043	$33,257	$16,786	50.5%	$136,033	$99,944	$36,089	36.1%
As a percentage of total revenue	41.6%	35.3%			40.6%	34.8%
     Gross margin increased $16.8 million, or 50.5%, to $50.0 million (41.6% of revenue) in the three months ended October 1, 2011 from $33.3 million (35.3% of revenue) in the three months ended October 2, 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 5.4 percentage points and the government and industrial robots division gross margin increasing 7.0 percentage points. The 5.4 percentage point increase in the home robots division is attributable to changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, lower return provisions and warranty expense, and improved leverage of our overhead expense against higher revenue in the three month period ended October 1, 2011 as compared to the three month period ended October 2, 2010. The 7.0 percentage point increase in the government and industrial robots division is due to improved leverage of our overhead expense against higher revenue in the three month period ended October 1, 2011 as compared to the three month period ended October 2, 2010, and product mix primarily attributable to the higher margin PackBot and SUGV units shipped in the current fiscal quarter compared to lower margin configurations of PackBot and SUGV units shipped in the third quarter of fiscal 2010.
     Gross margin increased $36.1 million, or 36.1%, to $136.0 million (40.6% of revenue) in the nine months ended October 1, 2011 from $99.9 million (34.8% of revenue) in the nine months ended October 2, 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 5.9 percentage points and the government and industrial robots division gross margin increasing 4.3 percentage points. The 5.9 percentage point increase in the home robots division is attributable to changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense in the nine month period ended October 1, 2011 as compared to the nine month period ended October 2, 2010. The 4.3 percentage point increase in the government and industrial robots division is due to product mix primarily attributable to the higher margin PackBot and SUGV units shipped in the current year compared to lower margin PackBot FasTac units and the lower margin configuration of SUGV units shipped in the first three quarters of fiscal 2010 and lower warranty expense. Partially offsetting these margin improvements were increased overhead expenses in the nine month period ended October 1, 2011 as compared to the nine month period ended October 2, 2010.

Research and Development

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total research and development	$8,948	$6,185	$2,763	44.7%	$25,823	$16,375	$9,448	57.7%
As a percentage of total revenue	7.4%	6.6%			7.7%	5.7%
     Research and development expenses increased by $2.8 million, or 44.7%, to $8.9 million (7.4% of revenue) in the three months ended October 1, 2011 from $6.2 million (6.6% of revenue) for the three months ended October 2, 2010. This was driven by increases in our home robots division of $1.9 million, government and industrial robots division of $0.5 million and other research and development expense of $0.4 million primarily relating to ongoing development of our common software platform. These increases are due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and government and industrial robots divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development. The increase in our government and industrial robots division is the result of our increased efforts in product development relating to our FirstLook and Warrior programs.
     Research and development expenses increased by $9.4 million, or 57.7%, to $25.8 million (7.7% of revenue) in the nine months ended October 1, 2011 from $16.4 million (5.7% of revenue) for the nine months ended October 2, 2010. This was driven by increases in our home robots division of $5.6 million, government and industrial robots division of $3.1 million and other research and development expense of $0.7 million primarily relating to ongoing development of our common software platform. These increases are due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and government and industrial robots divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development. The increase in our government and industrial robots division is the result of our increased efforts in product development relating to our FirstLook, PackBot and Warrior programs.
     In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and nine months ended October 1, 2011, these expenses amounted to $6.7 million and $21.0 million compared to $6.5 million and $21.1 million for the three and nine months ended October 2, 2010. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $15.6 million and $46.8 million for the three and nine months ended October 1, 2011, compared to $12.7 million and $37.5 million for the three and nine months ended October 2, 2010, respectively.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total selling and marketing	$14,553	$10,734	$3,819	35.6%	$40,301	$30,959	$9,342	30.2%
As a percentage of total revenue	12.1%	11.4%			12.0%	10.8%
     Selling and marketing expenses increased by $3.8 million, or 35.6%, to $14.6 million (12.1% of revenue) in the three months ended October 1, 2011 from $10.7 million (11.4% of revenue) in the three months ended October 2, 2010. This was driven by an increase in our home robots division of $3.6 million primarily attributable to increases in advertising as part of our continued global marketing and branding efforts and an increase of $0.2 million related to various corporate marketing activities for the three months ended October 1, 2011 as compared to the three months ended October 2, 2010. Selling and marketing expenses in our government and industrial robots division did not change significantly in the three months ended October 1, 2011 as compared to the three months ended October 2, 2010.
     Selling and marketing expenses increased by $9.3 million, or 30.2%, to $40.3 million (12.0% of revenue) in the nine months ended October 1, 2011 from $31.0 million (10.8% of revenue) in the nine months ended October 2, 2010. This was driven by an increase in our home robots division of $7.7 million primarily attributable to increases in advertising as part of our continued global marketing and branding efforts, on-line media, other marketing, compensation, and employee-related expense for the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010. Selling and marketing expenses in our government and industrial robots division increased by $1.2 million attributable to an increase in compensation, trade show, depreciation related to demonstration robots and travel expenses in the nine months ended October 1, 2011.

as compared to the nine months ended October 2, 2010. Corporate marketing expense increased $0.4 million related to various corporate marketing activities in the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010.
General and Administrative

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total general and administrative	$10,962	$8,904	$2,058	23.1%	$31,659	$26,693	$4,966	18.6%
As a percentage of total revenue	9.1%	9.4%			9.5%	9.3%
     General and administrative expenses increased by $2.1 million, or 23.1%, to $11.0 million (9.1% of revenue) in the three months ended October 1, 2011 from $8.9 million (9.4% of revenue) in the three months ended October 2, 2010. This increase is primarily attributable to increased compensation and employee benefit expenses, stock based compensation expense, consulting expenses and depreciation in the three months ended October 1, 2011 as compared to the three months ended October 2, 2010.
     General and administrative expenses increased by $5.0 million, or 18.6%, to $31.7 million (9.5% of revenue) in the nine months ended October 1, 2011 from $26.7 million (9.3% of revenue) in the nine months ended October 2, 2010. This increase is primarily attributable to increased compensation and employee benefit expenses related to increased headcount, stock based compensation expense, legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, and expenses relating to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant in the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total other income (expense), net	$(92)	$299	$(391)	Not Meaningful	$258	$368	$(110)	Not Meaningful
As a percentage of total revenue	(0.1)%	0.3%			0.1%	0.2%
     Other income (expense), net, amounted to $(0.1) million for the three months ended October 1, 2011 compared to $0.3 million for the three months ended October 2, 2010. Other income, net, for the three month period ended October 1, 2011 was related to foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations, offset by interest income of $0.2 million. Other income (expense), net, for the three month period ended October 2, 2010 was related to interest income of $0.2 million and foreign currency exchange gains of $0.1 million resulting from foreign currency exchange rate fluctuations.
     Other income, net, amounted to $0.3 million for the nine months ended October 1, 2011 compared to $0.4 million for the nine months ended October 2, 2010. Other income, net, for the nine month period ended October 1, 2011 was related to interest income of $0.8 million, offset by foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations and other expenses of $0.2 million. Other income, net, for the nine month period ended October 2, 2010 was related to interest income of $0.6 million, offset by foreign currency exchange losses of $0.2 million resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	Dollar	Percent	October 1,	October 2,	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(In thousands)
Total income tax expense	$1,436	$701	$735	104.9%	$8,955	$7,771	$1,184	15.2%
As a percentage of total revenue	1.2%	0.7%			2.7%	2.7%
     We recorded a tax provision of $1.4 million and $0.7 million for the three month periods ended October 1, 2011 and October 2, 2010, respectively. The $1.4 million provision for the three month period ended October 1, 2011 was based upon a projected 2011 effective income tax rate of 31% offset by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation our research and development credit and domestic manufacturing deductions. The $0.7 million provision for the three month period ended October 2, 2010 was based upon a projected 2010 effective tax rate of 38% offset by a $2.3 million one-time benefit associated with the full release of our valuation allowance relating to state deferred tax assets.
     We recorded a tax provision of $9.0 million and $7.8 million for the nine month periods ended October 1, 2011 and October 2, 2010, respectively. The $9.0 million provision for the nine month period ended October 1, 2011 was based upon a projected 2011 effective income tax rate of 31% offset by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of our research and development credit and domestic manufacturing deductions. The $7.8 million provision for the nine month period ended October 2, 2010 was based upon a projected 2010 effective tax rate of 38% offset by a $2.3 million one-time benefit associated with the full release of our valuation allowance relating to state deferred tax assets.
     The decrease in the projected effective tax rates from 38% in 2010 to 31% in 2011 was primarily due to the benefit of research and development tax credits in 2011 as compared to fiscal 2010 when this credit was retroactively re-enacted into law in the fourth quarter, higher domestic manufacturing deductions in 2011, and lower anticipated state tax, net of federal benefit due to state tax credits and state tax law changes.
Liquidity and Capital Resources
     At October 1, 2011, our principal sources of liquidity were cash and cash equivalents totaling $131.7 million, short-term investments of $13.7 million and accounts receivable of $41.4 million.
     We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended October 1, 2011 and October 2, 2010, we spent $10.4 million and $7.5 million, respectively, on capital equipment.
     Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of government and industrial products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they typically invoice us when the finished goods are shipped.
     The balance of cash and short-term investments of $145.3 million at October 1, 2011 is primarily the result of improving profitability and our significant focus over the past two years on managing working capital. As of October 1, 2011, we did not have any borrowings outstanding under our working capital line of credit and had $1.6 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Net cash provided by operating activities for the nine months ended October 1, 2011 was $19.1 million, a decrease of $15.8 million compared to the $34.9 million of net cash provided by operating activities for the nine months ended October 2, 2010. The decrease in net cash provided by operating activities was primarily driven by the following factors:
•	An increase in cash of $11.0 million resulting from net income of $29.5 million in 2011 versus a net income of $18.5 million in 2010;

•	An increase in cash of $1.9 million resulting from non-cash depreciation and amortization of $7.2 million and losses on the disposition of fixed assets of $0.5 million in 2011 versus non-cash depreciation and amortization of $5.7 million and losses on the disposition of fixed assets of $0.1 million in 2010. The losses on disposition of fixed assets in 2011 relate to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant;

•	A decrease in cash of $17.9 million resulting from an increase in accounts receivable (including unbilled revenue) of $11.2 million in 2011 versus a decrease of $6.7 million in 2010, primarily due to growth in revenue and an increase in unbilled revenue related to revenue recorded on contract research and development projects to be invoiced upon DCAA approval of our 2011 provisional indirect cost rates;

•	A decrease in cash of $3.2 million resulting from an increase in inventory of $4.8 million in 2011 versus an increase of $1.6 million in 2010, primarily due to increased inventory requirements to support growth in our home robots division revenue and expansion of the home robots product line;

•	A decrease in cash of $7.6 million resulting from an increase in other current assets of $6.6 million in 2011 versus a decrease of $1.0 million in 2010 primarily due to an increase in prepaid income taxes including the tax benefit associated with excess stock based compensation deductions;

•	A decrease in cash of $3.3 million resulting from an increase in accounts payable of $1.8 million in 2011 versus an increase of $5.1 million in 2010, primarily due to the timing of purchases and payments to suppliers;

•	A decrease in cash of $2.4 million resulting from a decrease in accrued compensation of $2.8 million in 2011 versus a decrease of $0.4 million in 2010, primarily due to the impact of improving profitability on the incentive compensation expense in 2010 and related payment in 2011;

•	An increase in cash of $4.3 million resulting from a decrease in deferred tax assets of $0.4 million in 2011 compared to an increase of $3.9 million in 2010, primarily due to the estimated net utilization of deferred tax assets in 2011 and the impact of the release of a valuation allowance on state deferred tax assets in 2010.
Net cash used in investing activities for the nine months ended October 1, 2011 was $10.4 million, representing a decrease of $8.6 million compared to the $19.0 million of net cash used in investing activities for the nine months ended October 2, 2010. This decrease in net cash used in investing activities was primarily driven by the following:
•	Purchase of investments of $5.0 million, offset by the proceeds from the sale of investments of $5.0 million in 2011, compared to the purchase of investments, net of the proceeds from the sale of investments, of $11.5 million in 2010; and

•	The purchase of property and equipment of $10.4 million in 2011, compared to $7.5 million in 2010, primarily due to an increase in self-constructed and demonstration assets, an increase in leasehold improvements associated with expansion of the office space at our headquarters facility, and the upgrade of our ERP system in 2011.
Net cash provided by financing activities for the nine months ended October 1, 2011 was $14.6 million, an increase of $11.7 million compared to the $2.9 million of net cash provided by financing activities for the nine months ended October 2, 2010. The increase is due primarily to an increase in proceeds from stock option exercises of $7.1 million and the tax benefit associated with excess stock based compensation deductions of $5.1 million.
Working Capital Facilities
Credit Facility
     We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of October 1, 2011, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.
     As of October 1, 2011, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
     In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA, and a minimum specified interest coverage ratio.
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
     As of October 1, 2011, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
     On January 4, 2011, we entered into a revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.
     We pay a fee on outstanding letters of credit issued under the credit facility at a rate between LIBOR plus 1% and LIBOR plus 1.5% per annum, based on our ratio of indebtedness to Adjusted EBITDA. In addition, we pay a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. The maturity date for letters of credit issued under the credit facility must be no later than seven days prior to June 30, 2014.
     As of October 1, 2011, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
     As of October 1, 2011, we were in compliance with all covenants under the revolving letter of credit facility.
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

Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of October 1, 2011:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating leases	$3,086	$5,263	$5,085	$8,814	$22,248
Minimum contractual payments	2,034	1,546	—	—	3,580
Other obligations	221	—	—	—	221

Total	$5,341	$6,809	$5,085	$8,814	$26,049

     Our minimum contractual payments consist of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots and payments to a key component supplier for our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual and projected fees for 2011, we expect there will be a shortfall between our actual transaction fees and our contractual minimum fees for services. Expense accruals for the proportionate share of these expected shortfalls have been recorded to selling and marketing expense in the three month period ended October 1, 2011. Other obligations consist of software license and services agreement for our home robots division customer service web support.
Off-Balance Sheet Arrangements
     As of October 1, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
     See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
     At October 1, 2011, we had unrestricted cash and cash equivalents of $131.7 million and short term investments of $13.7 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of October 1, 2011, all of our cash and cash equivalents were held in demand deposits and money market accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. At October 1, 2011, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility.
Exchange Rate Sensitivity
     We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robots products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Euro or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our equity securities during the three months ended October 1, 2011 by or on behalf of us or any affiliated purchaser:

					(c) Total	(d) Maximum
					Number of	Number (or
			(b)		Shares (or Units)	Approximate Dollar
	(a) Total		Average		Purchased as	Value) of Shares (or
	number		Price		Part of Publicly	Units) that May Yet
	of Shares		Paid per		Announced	Be Purchased Under
	(or Units)		Share (or		Plans or	the Plans or
Period	Purchased		Unit)		Programs	Programs
Fiscal month beginning July 3, 2011 and ended July 30, 2011	468	(1)	$35.35	(2)	—	—
Fiscal month beginning July 31, 2011 and ended August 27, 2011	—		$—		—	—
Fiscal month beginning August 28, 2011 and ended October 1, 2011	781	(1)	$25.16	(2)	—	—

Total	1,249	(1)	$28.98	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended October 1, 2011.
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, John Leahy, Chief Financial Officer, Jeffrey Beck, President, Home Robots Division, Robert Moses, President, Government and Industrial Robots Division, and Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit
Number	Description
10.1	Fifth Amendment to Credit Agreement by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

10.2	Second Amendment to Reimbursement Agreement by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

10.3	Third Amendment to Note by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION
Date: November 4, 2011	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Fifth Amendment to Credit Agreement by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

10.2	Second Amendment to Reimbursement Agreement by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

10.3	Third Amendment to Note by and between Bank of America, N.A. and the Registrant, dated July 12, 2011 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934