Form 10-K
period 2011-12-31
IROBOT CORP
filed 2012-02-21
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-51598

iROBOT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0259 335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Crosby Drive, Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 430-3000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $0.01 par value per share        The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check-mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $899,000,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on July 1, 2011.

As of February 13, 2012, there were 27,328,700 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2011

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

iRobot, Roomba, Scooba, iRobot Dirt Dog, PackBot, Warrior, FirstLook, Looj, Verro, Create,Virtual Wall, Home Base, and Aware are trademarks of iRobot Corporation.

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

Since our founding, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing consumer and military applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elder care, energy services, home automation, healthcare, landscaping, agriculture, construction and other vertical markets.

Over the past nine years, we sold more than 7 million of our home care robots. We also sold during that time more than 4,500 of our tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq.

Strategy

Our goal is to design and market innovative robots that make a difference and are adaptable for use in a broad range of applications. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by delivering robotic technology-based remote presence and automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of robot autonomy, manipulation and platforms. Remote presence is the core of our military robots which save lives by keeping warfighters at safe standoff distances from hazards while they perform dangerous, difficult and persistent missions. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, remote presence systems will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to improve the quality of life with robotic solutions requiring as little human physical intervention as possible. Key elements of our strategy include:

Leverage Common Platforms and Software.    By committing long-term to a given platform and providing incremental upgrades, we create a valuable installed base that supports third-party development and greatly simplifies service and support. When entering new product areas that cannot be serviced with existing platforms, we intend to develop a multi-generational platform strategy that allows for rapid learning and long-term incremental improvements. Through the use and development of a common software architecture, we intend to create a robot intelligence system of enduring value and build a formidable advantage that stifles competition. Our common software will allow high reuse, reducing development costs of new systems and payloads, as well as reducing development timelines.

Continued Growth through Profitability, Operational Excellence and Customer Focus.    We intend to consistently improve our profitability through disciplined allocation of resources and by reducing costs of materials, adjusting prices, optimizing our product and channel mix and focusing on our discretionary spending. We will continue to focus on improving the scalability and efficiency of our supply chain process and on mitigating single source supply exposure. We will identify, develop and enhance product features and functionality while also aggressively focusing on product reliability.

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

Develop a Community of Third-Party Developers Around Our Platforms.    We have developed products around which communities of researchers, third-party developers or robot enthusiasts can create related accessories, software and complementary products. We intend to foster this community by making our products into extensible platforms with open interfaces designed to carry payloads.

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

AWARE Robot Intelligence Systems.    Our proprietary AWARE Robot Intelligence Systems are code bases that enable the behavioral control of robots. Moreover, the AWARE systems include modules that control behaviors, sensor fusion, power management and communication. Our AWARE systems allow our Roomba floor vacuuming robot and our Scooba floor washing robot to clean an entire floor while navigating around obstacles and not falling down stairs, and also allow our PackBot robots and our other unmanned ground vehicles to accomplish complex missions such as waypoint navigation and real-time obstacle avoidance.

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

User-Friendly Interfaces.    Our robots allow users to interact and instruct our robots in intuitive ways without extensive end-user set-up, installation, training or instruction. For example, our Roomba robots require only one button to have the robot begin its mission, determine the size of the room to be cleaned, thoroughly clean the room and return to its re-charger, right out of the box without any pre-programmed knowledge of the user’s home. Similarly, our PackBot robots use intuitive controllers, interoperable between systems, that integrate high-level supervisory commands from the user into the behaviors of the robot.

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

Products and Development Contracts

We design and market robots for the consumer and government and industrial markets. With two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.

Consumer Products

We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.

We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $349 to $599 based upon performance characteristics. Our Roomba robot’s compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to push a vacuum — it cleans automatically upon the push of a button. The Roomba 700 series robots, introduced in 2011, offers improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual HEPA air filters that capture dust particles as fine as 0.3 microns.

We currently offer several Scooba floor washing robots with price points ranging from $279 to $499. Our Scooba robot’s innovative cleaning process allows the robot to simultaneously sweep, wash, scrub and dry hard floors, all at the touch of a button. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet. The Scooba 230, introduced in 2011, is sleek, compact and perfectly sized for hard-to-reach areas like behind bathroom sinks and toilets.

Our Verro Pool Cleaning Robot is used to clean a residential pool and removes debris as small as two microns from the pool floor, walls and stairs. Verro is brought to market under the iRobot brand through a relationship with the Aqua Products Group companies including AquaJet LLC and Aquatron, Inc., which developed the pool cleaning robots. There are three models available.

Our Looj Gutter Cleaning Robot was designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning. The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning.

Government and Industrial Products

In government and industrial product markets, we currently offer both ground and maritime unmanned vehicles. Our tactical ground robots include the combat-tested 510 PackBot line of small, unmanned ground robots, the 310 SUGV and XM1216 SUGV (Small Unmanned Ground Vehicle) multi-purpose ground robots, the 110 FirstLook small, light, throwable robot, and the 710 Warrior multi-purpose robot capable of carrying heavy payloads. The PackBot, SUGV, FirstLook, and Warrior robots comprise a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots are designed to keep war fighters and public safety officials out of harm’s way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of December 31, 2011, more than 4,500 robots have been delivered to military and civil defense forces and research communities worldwide. The robots are currently priced between approximately $20,000 and $350,000 per unit, depending on configuration and quantities ordered.

We continue to refine the PackBot product line, focusing on enhanced modularity and providing new capabilities to support a variety of mission scenarios. Our unique Aware 2 software is incorporated into the advanced 510 PackBot chassis and operator control unit. As a result, PackBot can support multiple configurations and payloads with the same chassis and operator control unit, providing customers with a single robot capable of performing a variety of missions. iRobot also utilizes Configure-To-Order (CTO) procurement options for our commercial 510 PackBot, allowing customers to tailor the product to their specific mission needs. The combined benefits of the Aware 2 software and CTO procurement options establish the 510 PackBot as a truly modular multi-mission robotic platform.

The 310 and XM1216 SUGVs continue to see strong demand as a family of lightweight, backpackable robots well suited to dismounted operations in Afghanistan. Over 300 310 SUGV mini-EODs were delivered in 2011. The XM1216 SUGV Increment I infantry robot has been fielded in Afghanistan and over 100 units and spares have been delivered. Increment 1 follow-on development efforts continued in 2011 and a successful critical design review was completed in July 2011. Despite the termination of the Brigade Combat Team Modernization (BCTM) program in 2011, the SUGV design improvement work has been continued under a different government contract and is expected to reach production in 2014.

Within our maritime business, the 1KA Seaglider is a long endurance autonomous underwater vehicle designed for oceanic missions to measure temperature, salinity, current profiles and other data for the scientific and research community, military planners, and offshore oil engineers. During 2011, we made significant engineering improvements to the Seaglider, increasing payload volume by 650% and payload mass by 100%. The increased overall payload capacity enabled the integration of a greater suite of sensors, including a Current Profiler, providing invaluable data for the offshore oil & gas industry, and a radiation scintillation sensor enabling the monitoring of water-borne radiation.

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

Strategic Alliances

Strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology in new market segments. For example, in 2011 we signed a joint development and licensing agreement with InTouch Health, a leading remote presence telemedicine solution provider, to explore potential opportunities for healthcare applications on iRobot platforms such as the iRobot Ava mobile robotics platform.

Our strategy of working closely with third parties extends to the design of our products. By offering extensible platforms designed to carry payloads, we have designed and manufactured our products to leverage the work of those individuals and organizations that offer specialized technological expertise. The PackBot, Warrior, FirstLook, Roomba and Scooba robots are designed with open interfaces that allow third-party developers to add payloads to our robots, improving their functionality.

Sales and Distribution Channels

We sell our products through distinct sales channels to the consumer and government and industrial markets. For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, sales to non-U.S. customers accounted for 45.5%, 42.1% and 33.3% of total revenue, respectively. For the fiscal year ended December 31, 2011, we generated 10.5% of total revenue from our Japanese distributor of our consumer products, Sales on Demand Corporation. For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, U.S. federal government orders, contracts and subcontracts accounted for 36.1%, 38.4% and 36.9% of total revenue, respectively. For the fiscal years ended December 31, 2011 and January 1, 2011, we generated 9.4% and 17.4% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the year ended December 31, 2011 we generated 23.6% of our revenue from two of our international distributors of consumer products: Sales on Demand Corporation (representing our Japanese market) and Robopolis (one of our European distributors of consumer products).

Home Robots

In the United States and Canada, we sell our consumer products through a network of national retailers. In 2011, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell product directly. In support of these sales activities, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.

Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 9.6% and 11.5% of total home robots division revenue for fiscal 2011 and 2010, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Government and Industrial

We sell our government and industrial products directly to end users and indirectly through prime contractors and distributors. While the majority of government and industrial products have been sold to date to various operations within the U.S. federal government, we also sell to state and local as well as to international government organizations and research labs and universities. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Italy, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Qatar, Taiwan, South Africa and Canada.

Our government products are sold by a team of sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a direct sales and support presence in Europe.

Customer Service and Support

We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Government and industrial customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations.

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

Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 12.6%, 12.6% and 13.7% of our total revenue in 2011, 2010 and 2009, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.

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

Research and Development

We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, our research and development expenses were $36.5 million, $24.8 million and $14.7 million, respectively. In addition to our internal research and development activities, for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, we have incurred research and development expenses under funded development arrangements with governments and industrial third parties of $26.5 million, $27.1 million and $30.8 million, respectively. Of our total research and development spending in 2011, 2010 and 2009, approximately 40.2%, 50.4% and 63.9%, respectively was funded by government-sponsored research and development contracts. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $63.0 million, $51.9 million and $45.5 million, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.

Our research and development is conducted by teams dedicated to particular projects. Our domestic research and development efforts are primarily located at our headquarters in Bedford, Massachusetts, our office in Durham, North Carolina, and our special projects engineering office in San Luis Obispo, California.

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

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. We cannot provide assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products.

Intellectual Property

We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.

As of December 31, 2011, we held 97 U.S. patents and more than 175 pending U.S. patent applications. Also, we held 108 foreign patents, additional design registrations, and more than 100 pending foreign applications. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.

Our registered U.S. trademarks include iRobot, Roomba, Scooba, iRobot Dirt Dog, Create, PackBot, FasTac, Aware, Home Base, Looj, Verro, Virtual Wall, and Warrior. Our marks iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

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

Government and Industrial Product Backlog

Our government and industrial product backlog consists of written orders or contracts to purchase our products received from our government and industrial customers. Total backlog of product sales to government and industrial customers, which includes federal, state, local and foreign governments, and non-government customers, as of December 31, 2011 and January 1, 2011 amounted to approximately $7.6 million and $23.9 million, respectively. Our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to our funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.

Employees

As of December 31, 2011, we had 619 full-time employees located in the United States and abroad, of whom 257 are in research and development, 153 are in operations, 86 are in sales and marketing and 123 are in general and administration. We believe that we have a good relationship with our employees.

Available Information

We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Hong Kong, the United Kingdom and China. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of major programs under which the U.S. federal government is currently funding the development or purchase of military robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross margin to maintain profitability;

•	acquire and maintain market share in our consumer and military markets;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our military robots;

•	attract and retain additional engineers and other highly-qualified personnel;

•	expand our product offerings beyond our existing robots; and

•	adapt to new or changing policies and spending priorities of governments and government agencies.

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

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter. These fluctuations will be due to numerous factors including:

•	the size and timing of orders from military and other government agencies;

•	the size, timing and mix of orders from retail stores and international distributors for our home care robots;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	seasonality in the sales of our military and consumer products;

•	the inability to attract and retain qualified, revenue-generating personnel;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.

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

A significant portion of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.

For the years ended December 31, 2011 and January 1, 2011, we derived 59.8% and 57.2% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

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

For the years ended December 31, 2011 and January 1, 2011, we derived 36.1% and 38.4% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Any reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results. U.S. Government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes, and may be affected by changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. It is possible that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability.

Specifically, the defense industry in which we operate is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures. The war on terror has increased the level of equipment expenditures by the U.S. armed forces. This level of spending may not be sustainable in light of government spending priorities by the U.S. and the winding down of U.S. armed forces operations in Iraq and Afghanistan. In addition, as a result of the failure of the Joint Select Committee on Deficit Reduction (Super Committee) to agree on a deficit reduction plan, mandatory reductions in defense are required under the Budget Control Act of 2011. The extent and scope of these cuts is difficult to assess at this time. Any decrease in demand for new equipment or use of existing equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

Our participation in specific major U.S. federal government programs is critical to both the development and sale of our military robots. For example, in the years ended December 31, 2011 and January 1, 2011, 63.2% and 62.7% of our total contract revenue was derived from our participation in the U.S. Army’s BCTM program, respectively. The BCTM program was terminated in 2011 and additional work related to this program is currently funded on an interim basis. Future sales of our military robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of major programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Our business will, therefore, suffer if we are not awarded, either directly or indirectly through third-party contractors, government contracts for robots that we are qualified to develop or build. In addition, if the U.S. federal government or government agencies terminate or reduce the related prime contract under which we serve as a subcontractor, revenues that we derive under that contract could be lost, which would negatively impact our business and financial results. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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

We currently depend largely on several single source contract manufacturers, for the manufacture of our various families of home care and government products. All contract manufacturers for our home robots are located in China. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.

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

If we fail to maintain or increase consumer robot sales through our distribution channels, our operating results would be negatively impacted.

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

We must comply with U.S. laws regulating the export of our products. In addition, we are required to obtain a license from the U.S. federal government to export our PackBot, Warrior, FirstLook and SUGV lines of tactical military robots. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could materially harm our business, operating results and ability to generate revenue.

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

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended December 31, 2011 and January 1, 2011, sales to non-U.S. customers accounted for 45.5% and 42.1% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

We attempt to securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. In addition, we work with e-commerce providers who hold significant sensitive customer data. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results.

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

The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that a deferred tax asset valuation allowance is required in a future reporting period.

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

ITEM 4. MINE	SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “IRBT”. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2010:
First quarter	$18.74	$14.45
Second quarter	$22.05	$14.52
Third quarter	$21.36	$16.34
Fourth quarter	$25.27	$17.86
Fiscal 2011:
First quarter	$33.68	$23.86
Second quarter	$39.00	$29.46
Third quarter	$37.98	$23.17
Fourth quarter	$35.99	$22.46

As of February 13, 2012, there were approximately 27,328,700 shares of our common stock outstanding held by approximately 122 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 13, 2012 was $25.46 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our equity securities during the three months ended December 31, 2011 by or on behalf of us or any affiliated purchaser:

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning October 2, 2011 and ended October 29, 2011	—		$—		—	—
Fiscal month beginning October 30, 2011 and ended December 3, 2011	—		$—		—	—
Fiscal month beginning December 4, 2011 and ended December 31, 2011	2,779	(1)	$29.85	(2)	—	—

Total	2,779	(1)	$29.85	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of December 31, 2011 and January 1, 2011 and for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2011 and January 1, 2011 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2011 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of January 2, 2010, December 27, 2008 and December 29, 2007 and for the years ended December 27, 2008 and December 29, 2007 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010	December 27, 2008	December 29, 2007
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue
Product revenue	$426,525	$360,394	$262,199	$281,187	$227,457
Contract revenue	38,975	40,558	36,418	26,434	21,624

Total revenue	465,500	400,952	298,617	307,621	249,081
Cost of revenue
Cost of product revenue	246,905	228,403	176,631	190,250	147,689
Cost of contract revenue	26,477	27,117	30,790	23,900	18,805

Total cost of revenue	273,382	255,520	207,421	214,150	166,494

Gross Margin	192,118	145,432	91,196	93,471	82,587
Operating Expenses
Research and development	36,498	24,809	14,747	17,566	17,082
Selling and marketing	58,544	50,535	40,902	46,866	44,894
General and administrative	43,753	36,618	30,110	28,840	20,919
Litigation and related expenses	—	—	—	—	2,341

Total operating expenses	138,795	111,962	85,759	93,272	85,236

Operating (Loss) Income	53,323	33,470	5,437	199	(2,649)
Net Income	$40,191	$25,514	$3,330	$756	$9,060

Net Income Per Common Share Basic	$1.50	$1.00	$0.13	$0.03	$0.37
Diluted	$1.44	$0.96	$0.13	$0.03	$0.36
Shares Used in Per Common Share Calculations
Basic	26,712	25,394	24,998	24,654	24,229
Diluted	27,924	26,468	25,640	25,533	25,501

	December 31, 2011	January 1, 2011	January 2, 2010	December 27, 2008	December 29, 2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$166,308	$108,383	$71,856	$40,852	$26,735
Short term investments	17,811	13,928	4,959	—	16,550
Total assets	332,213	254,331	199,584	163,678	169,092
Total liabilities	89,255	79,424	66,390	44,002	58,865
Total stockholders’ equity	242,958	174,907	133,194	119,676	110,227

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Seaglider, Negotiator, Ava, our home robots and government and industrial robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our government and industrial robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

As of December 31, 2011, we had 619 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

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

We currently derive a majority of our product revenue from the sale of our home cleaning robots, and our PackBot and SUGV tactical military robots. For the fiscal years ended December 31, 2011 and January 1, 2011, product revenues accounted for 91.6% and 89.9% of total revenue, respectively. For the fiscal years ended December 31, 2011 and January 1, 2011, our funded research and development contracts accounted for approximately 8.4% and 10.1% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, based on changes in operational needs from U.S. armed forces, and significant pressures on U.S. spending levels, we anticipate that revenue from product sales to the U.S. armed forces could remain flat or decrease in the near term. In addition, we expect that revenue from funded research and development contracts could decrease on an absolute dollar basis.

For the fiscal years ended December 31, 2011 and January 1, 2011, approximately 74.0% and 65.7%, respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2011 and fiscal 2010, the customers were comprised of both U.S. retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 9.6% of our home robot product revenue for the fiscal year ended December 31, 2011 compared to 11.5% in the fiscal year ended January 1, 2011. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution. In addition, 88.4% and 87.6% of military product revenue, and 95.7% and 96.5% of funded research and development contract revenue, resulted from orders and contracts or subcontracts with the U.S. federal government in the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

For the fiscal years ended December 31, 2011 and January 1, 2011, sales to non-U.S. customers accounted for 45.5% and 42.1% of total revenue, respectively.

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

Revenue from our military robot sales and revenue from funded research and development contracts are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from military and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year

(in advance of the holiday season). As a result of the growth of our international consumer business, which is less seasonal than our domestic consumer business, our consumer product revenue is currently spread more evenly throughout the year.

Cost of Revenue

Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 31, 2011 and January 1, 2011, cost of product revenue was 57.9% and 63.4% of total product revenue, respectively. The decrease in cost of product revenue as a percentage of revenue was driven primarily by changes in product mix to higher margin home robot products, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. In addition fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our home robots could increase in the future.

Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 31, 2011 and January 1, 2011, cost of contract revenue was 67.9% and 66.9% of total contract revenue, respectively.

Gross Margin

Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 31, 2011 and January 1, 2011, gross margin was 41.3% and 36.3% of total revenue, respectively. The increase in margin was driven primarily by changes in product mix to higher margin home robot products, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. We anticipate that research and development expenses will increase in absolute dollars but remain relatively flat as a percentage of revenue in the foreseeable future.

For the fiscal years ended December 31, 2011 and January 1, 2011, research and development expense was $36.5 million and $24.8 million, or 7.8% and 6.2% of total revenue, respectively.

In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties.

For the fiscal years ended December 31, 2011 and January 1, 2011, these expenses amounted to $26.5 million and $27.1 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. For the years ended December 31, 2011 and January 1, 2011, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $63.0 million and $51.9 million, respectively.

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

For the fiscal years ended December 31, 2011 and January 1, 2011, selling, general and administrative expense was $102.3 million and $87.2 million, or 22.0% and 21.7% of total revenue, respectively.

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

Revenue Recognition

We recognize revenue from sales of consumer products under the terms of the customer agreement upon transfer of title and risk of loss to the customer, which is typically upon the delivery of the product, provided the price is fixed or determinable, collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers are typically subject to agreements allowing for limited rights of return for defective products only, rebates and price protection. Accordingly, we reduce revenue for our estimates of liabilities for these rights of return at the time the related sale is recorded. We establish a provision for sales returns for products sold by domestic resellers directly based on historical return experience and other relevant data. Our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. We have aggregated and analyzed historical returns from domestic resellers and end users which form the basis of our estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our returns reserve is calculated as a percentage of gross consumer product revenue. A small increase or decrease in our actual experience of returns could have a material impact on our quarterly and annual results of operations. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. If future trends or our ability to estimate were to change significantly from those experienced in the past, incremental reductions or increases to revenue may result based on this new experience.

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

Accounting for Stock-Based Awards

We recognized $5.2 million of stock-based compensation expense during the fiscal year ended December 31, 2011 for stock options. The unamortized fair value as of December 31, 2011 associated with these grants was $11.0 million with a weighted-average remaining recognition period of 2.39 years.

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

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 31, 2011 was $16.55.

During the fiscal year ended December 31, 2011, the Company recognized $3.6 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at December 31, 2011, was $11.7 million.

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

Accounting for stock-based awards requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives to value equity-based compensation.

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

We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. In fiscal 2007, we completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. In fiscal 2010, based on recent and expected increased future profitability the valuation allowance relating to state deferred tax assets was released. At December 31, 2011, we have total deferred tax assets of $21.5 million with no valuation allowance.

Warranty

We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period and our government and industrial spares which typically have a warranty period of less than one year) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. As the complexity of our products increases, we could experience higher warranty claims relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves.

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

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Revenue
Product revenue	$426,525	$360,394	$262,199
Contract revenue	38,975	40,558	36,418

Total revenue	465,500	400,952	298,617

Cost of Revenue
Cost of product revenue(1)	246,905	228,403	176,631
Cost of contract revenue(1)	26,477	27,117	30,790

Total cost of revenue	273,382	255,520	207,421

Gross margin	192,118	145,432	91,196
Operating Expenses
Research and development(1)	36,498	24,809	14,747
Selling and marketing(1)	58,544	50,535	40,902
General and administrative(1)	43,753	36,618	30,110

Total operating expenses	138,795	111,962	85,759

Operating Income	53,323	33,470	5,437
Other Income (Expense), Net	218	504	(81)

Income Before Income Taxes	53,541	33,974	5,356
Income Tax Expense	13,350	8,460	2,026

Net Income	$40,191	$25,514	$3,330

(1)	Stock-based compensation recorded in fiscal 2011, 2010 and 2009 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Cost of product revenue	$1,197	$1,311	$1,127
Cost of contract revenue	478	446	575
Research and development	743	725	351
Selling and marketing	724	1,161	1,410
General and administrative	5,642	4,522	4,099

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Revenue
Product revenue	91.6%	89.9%	87.8%
Contract revenue	8.4	10.1	12.2

Total revenue	100.0	100.0	100.0

Cost of Revenue
Cost of product revenue	53.0	57.0	59.2
Cost of contract revenue	5.7	6.7	10.3

Total cost of revenue	58.7	63.7	69.5

Gross margin	41.3	36.3	30.5
Operating Expenses
Research and development	7.8	6.2	4.9
Selling and marketing	12.6	12.6	13.7
General and administrative	9.4	9.1	10.1

Total operating expenses	29.8	27.9	28.7

Operating Income	11.5	8.4	1.8
Other Income (Expense), Net	0.0	0.1	0.0

Income Before Income Taxes	11.5	8.5	1.8
Income Tax Expense	2.9	2.1	0.7

Net Income	8.6%	6.4%	1.1%

Comparison of Years Ended December 31, 2011 and January 1, 2011

Revenue

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$465,500	$400,952	$64,548	16.1%

Our revenue increased 16.1% to $465.5 million in fiscal 2011 from $401.0 million in fiscal 2010. Revenue increased approximately $49.2 million, or 21.5%, in our home robots division and $15.3 million, or 8.9%, in our government and industrial division.

The $49.2 million increase in revenue from our home robots division was driven by an 8.0% increase in units shipped and a 13.2% increase in net average selling price. In fiscal 2011, international home robots revenue increased $44.3 million and domestic home robots revenue increased $4.9 million. Total home robots shipped in fiscal 2011 were 1,371,000 units compared to 1,269,000 units in fiscal 2010. The increase in home robots division revenue and units shipped was primarily attributable to international sales increasing 29.3% due to increased demand in our European and Asian markets, particularly Japan. The increase in demand was driven by demand for our new Roomba 700 series robot, an increase in marketing programs by us and our international distributors and continued efforts to increase international retail outlets for our home robots products across various countries. Domestic retail sales of our home robot products increased 7.9% and domestic direct sales through our website increased 2.3% in fiscal 2011 as compared to fiscal 2010. The increase in domestic retail demand is due in part to our increased and sustained domestic marketing activities which began in the fourth quarter of 2010. The increase in our direct to consumer sales through our website was driven by the introduction of our Roomba 700 series and Scooba 230 robots. Home robots division revenue from international sales was 70.3% of total home robots division revenue in fiscal 2011 as compared to 66.0% in fiscal 2010. The increase in net average selling prices was primarily driven by customer mix and product mix relating to the introduction of our Roomba 700 series and Scooba 230 robots.

The $15.3 million increase in revenue from our government and industrial robots division was driven by a $4.5 million increase in product life cycle revenue (spare parts, accessories) and a $12.5 million increase in government and industrial robot revenue offset by a $1.6 million decrease in recurring contract development revenue generated under research and development contracts. The $4.5 million increase in product life cycle revenue is the result of a higher installed base of our government and industrial robots. The $1.6 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in funding and timing of work efforts for our Maritime and Warrior programs. The $12.5 million increase in government and industrial robots revenue was primarily due to a 27.7% increase in net average selling prices partially offset by a 11.3% decrease in units shipped in fiscal 2011 as compared to fiscal 2010. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units with a higher selling price shipped in fiscal 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in fiscal 2010. Total government and industrial robots shipped in fiscal 2011 were 773 units compared to 871 units in fiscal 2010.

Cost of Revenue

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$273,382	$255,520	$17,862	7.0%
As a percentage of total revenue	58.7%	63.7%

Total cost of revenue increased to $273.4 million in fiscal 2011, compared to $255.5 million in fiscal 2010. The increase is primarily due to the 8.0% increase in home robot units shipped in fiscal 2011 as compared to fiscal 2010.

Gross Margin

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$192,118	$145,432	$46,686	32.1%
As a percentage of total revenue	41.3%	36.3%

Gross margin increased $46.7 million, or 32.1%, to $192.1 million (41.3% of revenue) in fiscal 2011 from $145.4 million (36.3% of revenue) in fiscal 2010. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 5.2 percentage points and the government and industrial robots division gross margin increasing 4.3 percentage points. The 5.2 percentage point increase in the home robots division is attributable to changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense in fiscal 2011 as compared to fiscal 2010. The 4.3 percentage point increase in the government and industrial robots division is primarily due to lower overhead expenses with improved leverage of our overhead expense against higher revenue, lower sustaining engineering expense and lower warranty expense in fiscal 2011 as compared to fiscal 2010.

Research and Development

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total research and development	$36,498	$24,809	$11,689	47.1%
As a percentage of total revenue	7.8%	6.2%

Research and development expenses increased by $11.7 million, or 47.1%, to $36.5 million (7.8% of revenue) in fiscal 2011. This was driven by increases in our home robots division of $8.8 million, government and industrial robots division of $1.8 million and other research and development expense of $1.1 million primarily relating to ongoing development of our common software platform. The increase in other research and development expense is due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and government and industrial robots divisions. The increase in our home robots division is primarily the result of our increased efforts in the areas of new product development. The increase in our government and industrial robots division is the result of our increased efforts in product development relating to our FirstLook, PackBot and Warrior programs.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2011, these expenses amounted to $26.5 million, compared to $27.1 million for fiscal 2010. In accordance with generally accepted accounting principles, these expenses have been classified as cost of contract revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $63.0 million for fiscal 2011, compared to $51.9 million for fiscal 2010.

Selling and Marketing

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$58,544	$50,535	$8,009	15.8%
As a percentage of total revenue	12.6%	12.6%

Selling and marketing expenses increased by $8.0 million, or 15.8%, to $58.5 million (12.6% of revenue) in fiscal 2011 from $50.5 million (12.6% of revenue) in fiscal 2010. This was driven by an increase in our home robots division of $6.4 million primarily attributable to increases in advertising as part of our continued global marketing and branding efforts, other marketing, compensation, and employee-related expense for fiscal 2011 as compared to fiscal 2010. Selling and marketing expenses in our government and industrial robots division increased by $1.2 million attributable to an increase in compensation, trade show, depreciation related to demonstration robots and travel expenses in fiscal 2011.

In fiscal 2012, we expect to continue to invest in sales and marketing to increase brand awareness. Accordingly, we anticipate selling and marketing expenses will increase in absolute dollars but remain at the same level or slightly above fiscal 2011 as a percentage of revenue.

General and Administrative

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
General and administrative	$43,753	$36,618	$7,135	19.5%
As a percentage of total revenue	9.4%	9.1%

General and administrative expenses increased by $7.1 million, or 19.5%, to $43.8 million (9.4% of revenue) in fiscal 2011 from $36.6 million (9.1% of revenue) in fiscal 2010. This increase is primarily attributable to increased compensation and employee benefit expenses related to increased headcount, incentive compensation expense, stock-based compensation expense, enterprise software expense, consulting expense, legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, and expenses relating to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant.

Other Income (Expense), Net

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$218	$504	$(286)	(56.7)%
As a percentage of total revenue	0.0%	0.1%

Other income (expense), net amounted to $0.2 million in fiscal 2011 compared to $0.5 million in fiscal 2010. Other income (expense), net, for fiscal 2011 was related to interest income of $1.0 million offset by foreign currency exchange losses of $0.5 million resulting from foreign currency exchange rate fluctuations and other expenses of $0.3 million. Other income (expense), net, for fiscal 2010 was related to interest income of $0.8 million offset by foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations.

Income Tax Provision

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$13,350	$8,460	$4,890	57.8%
As a percentage of total revenue	2.9%	2.1%

We recorded a tax provision of $13.4 million and $8.5 million for fiscal 2011 and fiscal 2010, respectively. The $13.4 million provision for fiscal 2011 was based upon a 2011 effective income tax rate of 29.7% offset by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of our research and development credit and domestic manufacturing deductions. The $8.5 million provision for fiscal 2010 was based upon a projected 2010 effective tax rate of 31.5% offset by a $2.3 million one-time benefit associated with the full release of our valuation allowance relating to state deferred tax assets.

The decrease in the projected effective tax rates from 31.5% in 2010 to 29.7% in 2011 was primarily due to higher domestic manufacturing deductions in 2011, partially offset by the release of our valuation allowance relating to state deferred tax assets in fiscal 2010.

Comparison of Years Ended January 1, 2011 and January 2, 2010

Revenue

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$400,952	$298,617	$102,335	34.3%

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

Cost of Revenue

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$255,520	$207,421	$48,099	23.2%
As a percentage of total revenue	63.7%	69.5%

Total cost of revenue increased to $255.5 million in fiscal 2010, compared to $207.4 million in fiscal 2009. The increase is primarily due to the 28.4% increase in home robot units shipped and the 10.3% increase in government and industrial units shipped.

Gross Margin

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$145,432	$91,196	$54,236	59.5%
As a percentage of total revenue	36.3%	30.5%

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

Research and Development

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Total research and development	$24,809	$14,747	$10,062	68.2%
As a percentage of total revenue	6.2%	4.9%

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

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2010, these expenses amounted to $27.1 million, compared to $30.8 million for fiscal 2009. In accordance with generally accepted accounting principles, these expenses have been classified as cost of contract revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $51.9 million for fiscal 2010, compared to $45.5 million for fiscal 2009.

Selling and Marketing

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$50,535	$40,902	$9,633	23.6%
As a percentage of total revenue	12.6%	13.7%

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

General and Administrative

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
General and administrative	$36,618	$30,110	$6,508	21.6%
As a percentage of total revenue	9.1%	10.1%

General and administrative expenses increased by $6.5 million, or 21.6%, to $36.6 million (9.1% of revenue) in fiscal 2010 from $30.1 million (10.1% of revenue) in fiscal 2009. This increase is attributable to increased compensation, benefit and recruiting expenses related to increased headcount and an increase in incentive compensation expense, stock-based compensation, and an increase in legal expense, primarily attributable to our international expansion and intellectual property prosecution and enforcement, for fiscal 2010 as compared to fiscal 2009.

Other Income (Expense), Net

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$504	$(81)	$585	Not Meaningful
As a percentage of total revenue	0.1%	0.0%

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

Income Tax Provision

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$8,460	$2,026	$6,434	Not Meaningful
As a percentage of total revenue	2.1%	0.7%

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

Liquidity and Capital Resources

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $166.3 million, short-term investments of $17.8 million and accounts receivable of $43.3 million.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 31, 2011 and January 1, 2011, we spent $13.0 million and $12.6 million, respectively, on capital equipment.

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

The balance of cash and short-term investments of $184.1 million at December 31, 2011 is primarily the result of improving profitability and our on-going focus on managing working capital. As of December 31, 2011, we did not have any borrowings outstanding under our working capital line of credit and had $1.7 million in letters of credit outstanding under our revolving letter of credit facility.

Discussion of Cash Flows

Net cash provided by operating activities for the fiscal year ended December 31, 2011 was $55.7 million, an increase of $6.5 million compared to the $49.2 million of net cash provided by operating activities for the fiscal year ended January 1, 2011. The increase in net cash provided by operating activities was primarily driven by the following factors:

•	An increase in cash of $14.7 million resulting from net income of $40.2 million in 2011 versus net income of $25.5 million in 2010;

•

An increase in cash of $3.2 million resulting from non-cash depreciation and amortization of $10.3 million and losses on the disposition of fixed assets of $0.6 million in 2011 versus non-cash depreciation and amortization of $7.5 million and losses on the disposition of fixed assets of $0.2 million in 2010. The losses on disposition of fixed assets in 2011 primarily relate to four robots sent to Japan to explore reactor buildings at the Fukushima Daiichi nuclear plant;

•

A decrease in cash of $6.6 million resulting from an increase in accounts receivable (including unbilled revenue) of $7.6 million in 2011 versus an increase of $1.0 million in 2010, primarily due to growth in revenue;

•

A decrease in cash of $9.2 million resulting from an increase in inventory of $3.9 million in 2011 versus a decrease of $5.3 million in 2010, primarily due to increased inventory requirements to support growth in our home robots division revenue and expansion of the home robots product line;

•

A decrease in cash of $4.3 million (offset as an increase in cash from financing activities) resulting from an increase in the tax benefit associated with excess stock-based compensation deductions of $6.9 million in 2011 versus an increase of $2.6 million in 2010 primarily due to an increasing number of stock options exercised in 2011;

•

An increase in cash of $1.6 million resulting from an increase in accounts payable of $9.7 million in 2011 versus an increase of $8.1 million in 2010, primarily due to the timing of purchases and payments to suppliers;

•

A decrease in cash of $4.2 million resulting from an increase in accrued compensation of $0.1 million in 2011 versus an increase of $4.3 million in 2010, primarily due to the impact of improving profitability on the incentive compensation expense in 2010 and related payment in 2011; and

•

An increase in cash of $11.1 million resulting from a decrease in deferred tax assets of $6.1 million in 2011 compared to an increase of $5.0 million in 2010, primarily due to the estimated net utilization of deferred tax assets in 2011 and the impact of the release of a valuation allowance on state deferred tax assets in 2010.

Net cash used in investing activities for the fiscal year ended December 31, 2011 was $17.2 million, representing a decrease of $4.4 million compared to the $21.6 million of net cash used in investing activities for the fiscal year ended January 1, 2011. This decrease in net cash used in investing activities was primarily driven by the following:

•

Purchase of investments, net of the proceeds from the sale of investments, of $4.2 million in 2011, compared to the purchase of investments, net of the proceeds from the sale of investments, of $9.0 million in 2010; and

•

The purchase of property and equipment of $13.0 million in 2011, compared to $12.6 million in 2010, primarily due to an increase in self-constructed and demonstration assets, an increase in leasehold improvements associated with expansion of the office space at our headquarters facility, and the upgrade of our ERP system in 2011.

Net cash provided by financing activities for the fiscal year ended December 31, 2011 was $19.4 million, an increase of $10.5 million compared to the $8.9 million of net cash provided by financing activities for the fiscal year ended January 1, 2011. The increase is due primarily to an increase in proceeds from stock option exercises of $6.8 million and an increase in the tax benefit associated with excess stock-based compensation deductions of $4.3 million.

Working Capital Facilities

Credit Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 31, 2011, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.

As of December 31, 2011, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of December 31, 2011, we were in compliance with all covenants under the revolving credit facility.

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

As of December 31, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

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

As of December 31, 2011, we were in compliance with all covenants under the revolving letter of credit facility.

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

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2011:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$3,030	$5,062	$5,010	$8,187	$21,289
Minimum contractual payments	794	4,194	—	—	4,988
Other obligations	123	—	—	—	123

Total	$3,947	$9,256	$5,010	$8,187	$26,400

Our minimum contractual payments consist of payments to our provider of direct fulfillment services for direct to consumer sales of our home robots and a key component supplier for our home robots, which payments are incurred in the ordinary course of business. Based on an analysis of actual fees for 2011 there was a shortfall between our actual transaction fees and our contractual minimum fees for services. Expense accruals for the amount of this shortfall have been recorded to selling and marketing expenses in fiscal 2011. Other obligations consist of software license and services agreement for our home robots division customer service web support.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate that our adoption of this guidance will have a material impact on our consolidated results.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to adopt the updated guidance in 2011. The adoption of this guidance did not impact our consolidated financial statements.

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

Interest Rate Sensitivity

At December 31, 2011, we had unrestricted cash and cash equivalents of $166.3 million and short term investments of $17.8 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2011, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. At December 31, 2011, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 17, 2012

iROBOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$166,308	$108,383
Short term investments	17,811	13,928
Accounts receivable, net of allowance of $87 and $88 at December 31, 2011 and January 1, 2011, respectively	43,338	34,056
Unbilled revenue	2,362	4,012
Inventory	31,089	27,160
Deferred tax assets	15,344	12,917
Other current assets	7,928	6,137

Total current assets	284,180	206,593
Property and equipment, net	29,029	25,620
Deferred tax assets	6,127	8,338
Other assets	12,877	13,780

Total assets	$332,213	$254,331

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,406	$38,689
Accrued expenses	17,188	15,790
Accrued compensation	17,879	17,827
Deferred revenue and customer advances	1,527	3,534

Total current liabilities	85,000	75,840
Long term liabilities	4,255	3,584
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 and 100,000,000 shares authorized and 27,216,555 and 25,844,840 shares issued and outstanding at December 31, 2011 and January 1, 2011, respectively	272	258
Additional paid-in capital	184,395	156,620
Retained earnings	58,140	17,949
Accumulated other comprehensive income	151	80

Total stockholders’ equity	242,958	174,907

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$332,213	$254,331

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands, except per share amounts)
Revenue:
Product revenue	$426,525	$360,394	$262,199
Contract revenue	38,975	40,558	36,418

Total revenue	465,500	400,952	298,617

Cost of revenue:
Cost of product revenue(1)	246,905	228,403	176,631
Cost of contract revenue(1)	26,477	27,117	30,790

Total cost of revenue	273,382	255,520	207,421

Gross margin	192,118	145,432	91,196
Operating expenses:
Research and development(1)	36,498	24,809	14,747
Selling and marketing(1)	58,544	50,535	40,902
General and administrative(1)	43,753	36,618	30,110

Total operating expenses	138,795	111,962	85,759

Operating income	53,323	33,470	5,437
Other income (expense), net	218	504	(81)

Income before income taxes	53,541	33,974	5,356
Income tax expense	13,350	8,460	2,026

Net income	$40,191	$25,514	$3,330

Net income per share
Basic	$1.50	$1.00	$0.13
Diluted	$1.44	$0.96	$0.13
Number of shares used in per share calculations
Basic	26,712	25,394	24,998
Diluted	27,924	26,468	25,640

(1)	Stock-based compensation recorded in fiscal 2011, 2010 and 2009 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Cost of product revenue	$1,197	$1,311	$1,127
Cost of contract revenue	478	446	575
Research and development	743	725	351
Selling and marketing	724	1,161	1,410
General and administrative	5,642	4,522	4,099

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
	Shares	Value
Balance at December 27, 2008	24,810,736	$248	$130,637	$(314)	$(10,895)	$—	$119,676
Issuance of common stock for exercise of stock options	243,791	3	735				738
Vesting of restricted stock units	42,829						—
Tax benefit of excess stock based compensation deduction			1,873				1,873
Amortization of deferred compensation relating to stock options			7,318	244			7,562
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(5,737)		(76)				(76)
Reversal of deferred compensation related to cancelled stock options			(6)	6			—
Unrealized loss on short term investment						(41)	(41)	(41)
Director’s deferred compensation			132				132
Net income					3,330		3,330	3,330

Comprehensive Income								$3,289

Balance at January 2, 2010	25,091,619	$251	$140,613	$(64)	$(7,565)	$(41)	$133,194
Issuance of common stock for exercise of stock options	667,462	6	6,584				6,590
Vesting of restricted stock units	101,348	1	(1)				—
Tax benefit of excess stock based compensation deduction			1,475				1,475
Amortization of deferred compensation relating to stock options			8,102	63			8,165
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(15,589)		(284)				(284)
Reversal of deferred compensation related to cancelled stock options			(1)	1			—
Unrealized gain on short term investment						121	121	121
Director’s deferred compensation			132				132
Net income					25,514		25,514	25,514

Comprehensive Income								$25,635

Balance at January 1, 2011	25,844,840	$258	$156,620	$—	$17,949	$80	$174,907
Issuance of common stock for exercise of stock options	1,232,721	13	13,388				13,401
Vesting of restricted stock units	167,875	1	(1)				—
Tax benefit of excess stock based compensation deduction			6,370				6,370
Amortization of deferred compensation relating to stock options			8,784				8,784
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(28,881)		(928)				(928)
Unrealized gain on short term investment						71	71	71
Director’s deferred compensation			162				162
Net income					40,191		40,191	40,191

Comprehensive Income								$40,262

Balance at December 31, 2011	27,216,555	$272	$184,395	$—	$58,140	$151	$242,958

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$40,191	$25,514	$3,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,312	7,541	8,074
Loss on disposal of property and equipment	599	204	202
Stock based compensation	8,784	8,165	7,562
Deferred income taxes, net	6,154	(4,998)	(1,078)
Tax benefit of excess stock based compensation deductions	(6,917)	(2,622)	(2,239)
Non-cash director deferred compensation	162	132	132
Changes in operating assets and liabilities — (use) source
Accounts receivable	(9,282)	1,115	759
Unbilled revenue	1,650	(2,181)	183
Inventory	(3,929)	5,246	2,154
Other assets	(1,843)	(2,082)	(816)
Accounts payable	9,717	8,130	11,015
Accrued expenses	1,421	1,495	3,385
Accrued compensation	52	4,302	7,132
Deferred revenue	(2,007)	(374)	1,276
Long term liabilities	671	(430)	(430)

Net cash provided by operating activities	55,735	49,157	40,641

Cash flows from investing activities:
Additions of property and equipment	(13,011)	(12,597)	(5,038)
Purchase of Nekton Research, LLC, net of cash received	—	—	(2,500)
Purchase of investments	(9,189)	(30,461)	(5,000)
Sales of investments	5,000	21,500	—

Net cash used in investing activities	(17,200)	(21,558)	(12,538)

Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(928)	(284)	(76)
Proceeds from stock option exercises	13,401	6,590	738
Tax benefit of excess stock based compensation deductions	6,917	2,622	2,239

Net cash provided by financing activities	19,390	8,928	2,901

Net increase in cash and cash equivalents	57,925	36,527	31,004
Cash and cash equivalents, at beginning of period	108,383	71,856	40,852

Cash and cash equivalents, at end of period	$166,308	$108,383	$71,856

Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,046	$17,807	$1,127

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2011 and January 1, 2011, cash equivalents were comprised of money market funds totaling $117.2 million and $5.1 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 31, 2011 and January 1, 2011, investments consisted of:

	December 31, 2011		January 1, 2011
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate bond	$15,654	$15,309	$11,465	$11,424
U.S. Government bond	2,500	2,502	2,498	2,504

Total short term investments	$18,154	$17,811	$13,963	$13,928

As of December 31, 2011, the Company’s investments had maturity dates ranging from October 2012 to November 2014.

Revenue Recognition

The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 31, 2011, fiscal years 2007, 2008, 2009, 2010 and 2011 are open for audit by DCAA. In the situation where the Company’s

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Balance at beginning of period	$88	$90	$65
Provision	—	—	32
Deduction(*)	(1)	(2)	(7)

Balance at end of period	$87	$88	$90

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Balance at beginning of period	$2,836	$3,713	$2,770
Provision	411	677	2,117
Deduction(*)	(679)	(1,554)	(1,174)

Balance at end of period	$2,568	$2,836	$3,713

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost and consist primarily of computer equipment, leasehold improvements, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and research equipment	3 years
Furniture	5
Machinery	2-5
Tooling	2-5
Business applications software	5-7
Capital leases and leasehold improvements	Term of lease

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company evaluates goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. In 2011, the Company early adopted the new provisions issued by the Financial Accounting Standards Board (“FASB”) that intended to simplify goodwill impairment testing. The updated guidance permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Costs incurred in the research and development of the Company’s products, classified as cost of contract and research and development, are expensed as incurred.

Internal Use Software

The Company capitalizes costs associated with the development and implementation of software obtained for internal use. At December 31, 2011 and January 1, 2011, the Company had $8.3 million and $5.8 million respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.9 million, $0.9 million and $0.9 million of amortization expense for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. At December 31, 2011 and January 1, 2011 the Company exceeded the insured limit by $187.5 million and $125.4 million, respectively.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2011 four customers accounted for a total of 63% of the Company’s accounts receivable balance, each of which was greater than 10% of the balance. Two of the customers accounting for 29% of the Company’s accounts receivable balance secured their balance with guaranteed letters of credit. At January 1, 2011, two customers accounted for 22% and 19% of the Company’s accounts receivable balance. The customer accounting for 22% of the Company’s accounts receivable balance secured their balance with guaranteed letters of credit. For the years ended December 31, 2011, January 1, 2011, and January 2, 2010, revenue from U.S. federal government orders, contracts and subcontracts, represented 36.1%, 38.4% and 36.9% of total revenue, respectively. For the fiscal year ended December 31, 2011 and January 1, 2011, the Company generated 9.4% and 17.4%, respectively of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the fiscal year ended December 31, 2011, the Company generated 23.6% of total revenue from two of its international distributors of home robots products.

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

These foreign currency contracts did not qualify for hedge accounting. Accordingly, the foreign currency forward contracts were marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of income. As of December 31, 2011, the Company did not have any foreign currency forward contracts.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period, net of estimated forfeitures.

Advertising Expense

The Company expenses advertising costs as they are incurred. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010 advertising expense totaled $20.4 million, $13.8 million and $7.0 million, respectively.

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$40,191	$25,514	$3,330

Weighted-average shares outstanding	26,712	25,394	24,998
Dilutive effect of employee stock options and restricted shares	1,212	1,074	642

Diluted weighted average shares outstanding	27,924	26,468	25,640

Basic income per share	$1.50	$1.00	$0.13
Diluted income per share	$1.44	$0.96	$0.13

Potentially dilutive securities representing approximately 0.4 million, 1.0 million and 2.3 million shares of common stock for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2008, although carryforward attributes that were generated prior to fiscal year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The IRS is currently beginning to examine the Company’s tax returns for the years 2009 and 2010.

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

In fiscal 2007, the Company completed an analysis of historical and projected future profitability which resulted in the full release of the valuation allowance relating to federal deferred tax assets. In fiscal 2010, based

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on recent and expected increased future profitability, the Company released its valuation allowance relating to state deferred tax assets. At December 31, 2011, the Company has total deferred tax assets of $21.5 million with no valuation allowance.

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

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Fair Value Measurements as of December 31, 2011
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market Funds	$117,196	$—	$—
U.S. Government bonds	—	2,502	—
Corporate bonds	—	15,309	—

Total assets measured at fair value	$117,196	$17,811	$—

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The fair value of the Company’s bond investment is included in short term investments in its consolidated balance sheet.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt the updated guidance in 2011. The adoption of this guidance did not impact its consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventory

Inventory consists of the following at:

	December 31, 2011	January 1, 2011
	(In thousands)
Raw materials	$7,769	$6,723
Work in process	—	27
Finished goods	23,320	20,410

	$31,089	$27,160

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consists of the following at:

	December 31, 2011	January 1, 2011
	(In thousands)
Computer and equipment	$17,616	$16,852
Furniture	2,732	2,484
Machinery	3,375	1,981
Tooling	7,303	5,213
Leasehold improvements	15,459	13,532
Software purchased for internal use	8,338	5,771

	54,823	45,833
Less: accumulated depreciation	25,794	20,213

	$29,029	$25,620

Depreciation expense for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $9.0 million, $7.0 million, and $7.5 million, respectively.

5.	Other Assets

Other assets consists of the following at:

	December 31, 2011	January 1, 2011
	(In thousands)
Goodwill and intangible assets, net	$10,377	$11,280
Investment in Advanced Scientific Concepts, Inc.	2,500	2,500

	$12,877	$13,780

Goodwill and Intangible assets are the result of the acquisition of Nekton Research, LLC (“Nekton”), See Note 13 to the Consolidated Financial Statements for a more detailed discussion of the Goodwill and intangible assets, net.

In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. This investment is accounted for at cost. The Company regularly monitors this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time. Since the Company believes the fair value of its investment is greater than the carrying value of its investment, it has not impaired this investment.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following at:

	December 31, 2011	January 1, 2011
	(In thousands)
Accrued warranty	$10,306	$9,284
Accrued direct fulfillment costs	1,907	2,405
Accrued rent	726	592
Accrued sales commissions	411	432
Accrued accounting fees	354	439
Accrued other	3,484	2,638

	$17,188	$15,790

7.	Revolving Line of Credit

The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 31, 2011, the total amount available for borrowing under its credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at a rate between LIBOR plus 1% and LIBOR plus 1.5% based on the Company’s ratio of indebtedness to Adjusted EBITDA. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 14, 2014.

As of December 31, 2011, the Company had no borrowings under its working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company’s stock, and consolidate or merge with other entities.

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

As of December 31, 2011, the Company was in compliance with all covenants under its credit facility.

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

9.	Stock Option Plans and Stock-Based Compensation

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 31, 2011, there were 2,695,397 shares available for future grant under the 2005 Plan.

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

In connection with the initial public offering, the Company retrospectively reassessed the fair value of its common stock for options granted during the period from July 1, 2004 to November 8, 2005. As a result of this reassessment, the Company determined that the estimated fair market value used in granting options for the period from July 1, 2004 to December 31, 2004 was reasonable and appropriate. Accordingly, no deferred compensation was recorded for these grants. For the period from January 1, 2005 through November 8, 2005, the Company determined that the estimated fair value of its common stock increased from $4.60 to $21.60 due to a number of factors such as, among other things, the likelihood of an initial public offering, its improving operating results and the achievement of other corporate milestones in 2005. Based upon this determination, the Company recorded deferred compensation of approximately $3.4 million in the twelve months ended December 31, 2005 relating to stock options with exercise prices below the retrospectively reassessed fair market value on the date of grant. The Company recognized associated stock-based compensation expense of $0.0 million, $0.1 million and $0.2 million for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The Company recognized $5.2 million of stock-based compensation expense during the fiscal year ended December 31, 2011 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of December 31, 2011 associated with these grants was $11.0 million with a weighted-average remaining recognition period of 2.39 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 (excluding the new options issued in conjunction with the stock option exchange program described in the preceding paragraph for which no incremental compensation expense was realized) was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
Risk-free interest rate	0.83% — 2.24%	1.27% — 2.28%	1.45% — 2.50%
Expected dividend yield	—	—	—
Expected life	4.11 — 4.31 years	4.00 — 4.75 years	3.50 — 4.75 years
Expected volatility	61.0% — 63.0%	57.0% — 62.0%	55.0% — 56.5%

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

Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 (excluding the new options issued in conjunction with the stock option exchange program for which no incremental compensation expense was realized) was $16.55, $8.24 and $4.91, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 27, 2008	3,523,931	$13.24
Granted	941,406	11.09
Exercised	(243,791)	3.02
Canceled	(824,918)	19.89

Outstanding at January 2, 2010	3,396,628	$11.77
Granted	1,058,323	16.65
Exercised	(667,348)	9.87
Canceled	(130,568)	15.21

Outstanding at January 1, 2011	3,657,035	$13.40
Granted	349,650	33.27
Exercised	(1,232,721)	10.87
Canceled	(212,672)	15.37

Outstanding at December 31, 2011	2,561,292	$17.17	4.36 years	$33.6 million

Vested and expected to vest at December 31, 2011	2,454,904	$16.94	4.31 years	$32.7 million
Exercisable as of December 31, 2011	1,397,605	$14.51	3.56 years	$21.4 million
Weighted average fair value of options granted during the fiscal year ended December 31, 2011		$16.55
Options available for future grant at December 31, 2011	2,695,397

(1)	The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 31, 2011 of $29.85 and the exercise price of the underlying option.

During fiscal years 2011, 2010, and 2009, the total intrinsic value of stock options exercised was $25.4 million, $7.5 million and $2.0 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price
$ 0.55 – $ 7.76	350,786	3.07 years	$5.40	295,500	$4.96
8.10 – 13.46	278,793	3.79	11.54	149,955	12.41
13.74 – 14.13	203,331	3.51	14.07	147,630	14.06
14.52 – 14.52	509,475	5.20	14.52	147,242	14.52
14.54 – 17.60	258,210	2.67	16.21	243,993	16.19
17.70 – 18.74	266,045	5.07	18.20	146,458	18.08
19.85 – 24.53	346,397	4.40	23.27	255,272	22.82
24.88 – 29.85	32,555	4.90	28.47	11,555	27.19
33.48 – 33.48	308,200	6.19	33.48	—	0.00
35.96 – 35.96	7,500	6.50	35.96	—	0.00

$ 0.55 – $35.96	2,561,292	4.36 years	$17.17	1,397,605	$14.51

The table below summarizes activity relating to restricted stock awards:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2008	16,746	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at January 2, 2010	11,164	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at January 1, 2011	5,582	$16.03
Granted	—	—
Vested	(5,582)	16.03
Forfeited	—	—

Outstanding at December 31, 2011	—	$—

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended December 31, 2011, the Company recognized $0.0 million of stock based compensation expense associated with restricted stock awards. As of December 31, 2011, the unamortized fair value of all restricted stock awards was $0.0 million. The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2008	168,716	$15.60
Granted	183,139	9.94
Vested	(46,162)	15.09
Forfeited	(4,469)	16.23

Outstanding at January 2, 2010	301,224	$12.23
Granted	382,564	16.84
Vested	(98,015)	13.18
Forfeited	(15,696)	13.17

Outstanding at January 1, 2011	570,077	$15.14
Granted	282,744	32.08
Vested	(168,041)	15.31
Forfeited	(77,275)	16.73

Outstanding at December 31, 2011	607,505	$22.77

During the fiscal year ended December 31, 2011, the Company recognized $3.6 million of stock based compensation expense associated with restricted stock units. As of December 31, 2011, January 1, 2011 and January 2, 2010 the unamortized fair value of all restricted stock units was $11.7 million, $7.6 million and $3.2 million, respectively. The Company expects to recognize associated stock-based compensation expense of $3.9 million, $3.5 million, $3.1 million and $1.2 million in 2012, 2013, 2014 and 2015, respectively.

The following includes significant activity that is included in the stock option activity and restricted stock activity tables above:

On December 30, 2011, in connection with the appointment of a new member to its board of directors, the Company granted 7,370 restricted stock units. Additionally on December 30, 2011, in connection with the commencement of his employment, the Company granted one employee stock options exercisable for an aggregate of 15,000 shares of the Company’s common stock and 7,500 restricted stock units. The above stock options have a per share exercise price of $29.85, the closing price of the Company’s common stock on NASDAQ on December 30, 2011. The stock options will vest 25% on the first anniversary of the grant date and quarterly over the following three years, and the restricted stock units will vest 25% on each anniversary of the grant date.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Income Taxes

The components of income tax expense were as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Current
Federal	$10,088	$14,353	$5,019
State	1,600	1,685	369
Foreign	196	112	42

Total current tax provision	11,884	16,150	5,430
Deferred
Federal	2,166	(4,196)	(3,404)
State	(700)	(3,494)	—

Total deferred tax provision	1,466	(7,690)	(3,404)

Total income tax provision	$13,350	$8,460	$2,026

An immaterial provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries that the Company expects to distribute in 2012. For the remaining undistributed earnings of non-U.S. subsidiaries, no provision has been made for deferred taxes as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. As of December 31, 2011, a deferred tax liability has not been established for approximately $0.1 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Net deferred tax assets
Current deferred tax assets
Reserves and accruals	$15,697	$13,253
Tax credits	133	—

Total current deferred tax assets	15,830	13,253

Non-current deferred tax assets
Tax credits	3,027	1,698
Fixed assets	—	754
Stock based compensation	5,213	5,915

Total non-current deferred tax assets	8,240	8,367

Current deferred tax liabilities
Prepaids	486	336

Total current deferred tax liabilities	486	336

Non-current deferred tax liabilities
Intangible assets	127	29
Fixed assets	1,986	—

Total non-current deferred tax liabilities	2,113	29

Total net deferred tax assets	$21,471	$21,255

In fiscal 2010, based on recent and expected increased future profitability, the Company released its valuation allowance relating to state deferred tax assets.

The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
January 2, 2010	$3,452	$416	—	$3,868
January 1, 2011	3,868	—	3,868	—
December 31, 2011	—	—	—	—

The net deferred tax assets as of December 31, 2011 and January 1, 2011 were $21.5 million and $21.3 million, respectively.

As of December 31, 2011, the Company has research and development credits carryforwards available to offset future state taxes of $4.4 million and investment tax credit carryforwards to offset future state taxes of $0.7 million, which expire at various dates from 2012 to 2026. As of January 1, 2011, the Company had research and development credits carryforwards available to offset future state taxes of $2.7 million and investment tax credit carryforwards to offset future state taxes of $0.4 million, which expire at various dates from 2016 to 2025. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Expected federal income tax	$18,739	$11,891	$1,991
Miscellaneous permanent items	(13)	164	125
State taxes	543	1,545	94
Federal and state research credits	(3,283)	(997)	(367)
Domestic production activities deduction	(2,695)	—	—
Non deductible stock compensation	—	—	259
Conversion of incentive stock options(1)	—	—	(346)
Other	59	(275)	111
Increase (decrease) in valuation allowance	—	(3,868)	159

	$13,350	$8,460	$2,026

(1)	The Company recorded a discrete benefit from the conversion of incentive stock options to non-qualified stock options as a result of its stock option exchange program which concluded in the second fiscal quarter of 2009.

Prior to January 1, 2011, the Company had no material unrecognized tax benefits recorded. A summary of the Company’s adjustments to its uncertain tax position is the current year is as follows:

Fiscal Year Ended December 31, 2011
Balance at beginning of period	$0
Increase for tax positions related to the current year	1,218
Increase for tax positions related to prior years	1,221
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at end of period	$2,439

The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2011, January 1, 2011 and January 2, 2010, there were no material accrued interest or penalties. We anticipate the settlement of federal tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $1.0 million. If all of our unrecognized tax benefits as of December 31, 2011 were to become recognizable in the future, we would record a $1.9 million benefit to the income tax provision.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The cumulative litigation and settlement-related expenditures associated with this dispute are expected to total approximately $3.0 million, including an obligation to make cash payments up to $0.4 million through 2012, contingent upon Mr. Ahed and Robotic FX, Inc. continuing to meet obligations pursuant to various agreements, including but not limited to certain non-competition provisions. The Company paid $0.1 million to Mr. Ahed during the fiscal year ended December 31, 2011. These contingent payments will continue to be expensed, when and if earned.

Lease Obligations

The Company leases its facilities. Rental expense under operating leases for fiscal 2011, 2010 and 2009 amounted to $4.1 million, $3.7 million, and $3.9 million, respectively. Future minimum rental payments under operating leases were as follows as of December 31, 2011:

Operating Leases
2012	$3,030
2013	2,557
2014	2,505
2015	2,505
2016	2,505
Thereafter	8,187

Total minimum lease payments	$21,289

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and January 1, 2011, respectively.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government Contract Contingencies

Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 31, 2011, fiscal years 2007, 2008, 2009, 2010 and 2011 are open for audit by DCAA.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.

Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Balance at beginning of period	$9,284	$6,105	$5,380
Provision	4,091	6,402	4,870
Warranty usage(*)	(3,069)	(3,223)	(4,145)

Balance at end of period	$10,306	$9,284	$6,105

(*)	Warranty usage includes the pro rata expiration of product warranties not utilized.

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

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.

The Company elected to make a matching contribution of approximately $1.7 million, $1.5 million and $1.2 million for the plan years ended December 31, 2011, January 1, 2011 and January 2, 2010 (“Plan-Year 2011,” “Plan-Year 2010” and “Plan-Year 2009”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2011, Plan-Year 2010 and Plan-Year 2009 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2011 is included in accrued compensation.

13.	Goodwill and other intangible assets

The carrying amount of the goodwill at December 31, 2011 of $7.9 million is from the acquisition of Nekton completed in September 2008. In the fourth quarter of 2011, the Company completed its annual goodwill impairment test and did not identify any goodwill impairment.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.

Intangible assets at December 31, 2011 and January 1, 2011 consisted of the following:

	December 31, 2011			January 1, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Completed technology	$3,700	$1,233	$2,467	$3,700	$865	$2,835
Research contracts	100	100	—	100	100	—
Tradename	700	700	—	700	165	535

Total	$4,500	$2,033	$2,467	$4,500	$1,130	$3,370

Amortization expense related to acquired intangible assets was $903,000 and $475,000 for the fiscal years ended December 31, 2011 and January 1, 2011. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2012	370
2013	370
2014	370
2015	370
2016	370

Total	$1,850

14.	Industry Segment, Geographic Information and Significant Customers

The Company operates in two reportable segments, the home robots division and the government and industrial robots division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home Robots

The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of domestic households.

Government and Industrial Robots

The Company’s government and industrial robots division offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally-focused sales team. The Company’s government and industrial robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Revenue:
Home Robots	$278,551	$229,348	$165,860
Government & Industrial Robots	186,949	171,604	132,757

Total revenue	465,500	400,952	298,617

Cost of revenue:
Home Robots	152,723	137,568	112,429
Government & Industrial Robots	120,659	117,952	94,992

Total cost of revenue	273,382	255,520	207,421

Gross margin:
Home Robots	125,828	91,780	53,431
Government & Industrial Robots	66,290	53,652	37,765

Total gross margin	192,118	145,432	91,196

Research and development	36,498	24,809	14,747
Selling and marketing	58,544	50,535	40,902
General and administrative	43,753	36,618	30,110
Other income (expense), net	218	504	(81)
Income before income taxes	$53,541	$33,974	$5,356

As of December 31, 2011, goodwill of $7.9 million and purchased intangible assets, net of $2.5 million recorded in conjunction with the acquisition of Nekton in September 2008, as well as the $2.5 million investment in Advanced Scientific Concepts, Inc., are directly associated with the government and industrial division. Other long lived assets are not directly attributable to individual business segments.

iROBOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, sales to non-U.S. customers accounted for 45.5%, 42.1% and 33.3% of total revenue, respectively.

Significant Customers

For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, U.S. federal government orders, contracts and subcontracts accounted for 36.1%, 38.4% and 36.9% of total revenue, respectively. For the fiscal year ended December 31, 2011, and January 1, 2011, the Company generated 9.4% and 17.4%, respectively of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 approximately 74.0%, 65.7% and 56.0%, respectively, of our home robot product revenue resulted from sales to 15 customers. For the fiscal year ended December 31, 2011 the company generated 23.6% of its total revenue from two of its international distributors of consumer products: Sales on Demand Corporation (representing its Japanese market) and Robopolis (one of its European distributors).

15.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenue	$94,930	$97,804	$94,223	$113,995	$106,277	$108,082	$120,373	$130,768
Gross margin	32,717	33,970	33,257	45,488	43,454	42,536	50,043	56,085
Net income (loss)	6,168	5,314	7,032	7,000	7,477	8,024	14,052	10,638
Diluted earnings (loss) per share	$0.24	$0.20	$0.27	$0.26	$0.27	$0.29	$0.50	$0.38

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Joseph Dyer, Chief Operating Officer, Glen Weinstein, Senior Vice President, General Counsel and Secretary, John Leahy, Executive Vice President, Chief Financial Officer and Treasurer, Jeffrey Beck, President, Home Robots Division, Robert Moses, President, Government and Industrial Robots Division, and Alison Dean, Senior Vice President of Corporate Finance and Principal Accounting Officer) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PART  III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and January 1, 2011

Consolidated Statements of Income for the Years ended December 31, 2011, January 1, 2011, and January 2, 2010

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2011, January 1, 2011, and January 2, 2010

Consolidated Statements of Cash Flows for the Years ended December 31, 2011, January 1, 2011, and January 2, 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit Number	Description

3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005

3.2(1)	Amended and Restated By-laws of the Registrant

4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock

4.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005

10.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004

10.2†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

10.3†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder

10.4†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

10.5†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

10.6	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

10.7†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.8†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997

10.9†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004

10.10(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)

10.11(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)

10.12†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.13#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004

10.14†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.15	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)

Exhibit Number	Description

10.16	Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

10.17#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

10.18†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)

10.19	First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.20	Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)

10.21	First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)

10.22†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.23†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.24	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

10.25	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)

10.26#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.27#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010 (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.28	Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)

10.29	Fourth Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A. dated April 15, 2011 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 and incorporated by reference herein)

10.30	First Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 and incorporated by reference herein)

Exhibit Number	Description

10.31	Fifth Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)

10.32	Second Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)

10.33	Third Amendment to Note by and between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

23.1*	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director

Date: February 17, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 17, 2012.

Signature	Title(s)
/s/ COLIN M. ANGLE Colin M. Angle	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN LEAHY John Leahy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ALISON DEAN Alison Dean	Senior Vice President, Corporate Finance (Principal Accounting Officer)

/s/ RONALD CHWANG Ronald Chwang	Director

/s/ JACQUES S. GANSLER Jacques S. Gansler	Director

/s/ GAIL DEEGAN Gail Deegan	Director

/s/ ANDREA GEISSER Andrea Geisser	Director

Signature	Title(s)

/s/ GEORGE C. MCNAMEE George C. McNamee	Director

/s/ DEBORAH G. ELLINGER Deborah G. Ellinger	Director

/s/ PETER MEEKIN Peter Meekin	Director

/s/ PAUL J. KERN Paul J. Kern	Director

/s/ PAUL SAGAN Paul Sagan	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2(1)	Amended and Restated By-laws of the Registrant
4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
4.2(1)	Shareholder Rights Agreement between the Registrant and Computershare Trust Company, Inc., as the Rights Agent dated November 15, 2005
10.1(1)	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of November 10, 2004
10.2†(1)	Form of Indemnification Agreement between the Registrant and its Directorsand Executive Officers
10.3†(1)	Amended and Restated 1994 Stock Plan and forms of agreements thereunder
10.4†	Amended and Restated 2001 Special Stock Option Plan and forms of agreements thereunder (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
10.5†	Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.6	Lease Agreement between the Registrant and Burlington Crossing Office LLC for premises located at 63 South Avenue, Burlington, Massachusetts, dated as of October 29, 2002, as amended (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10.7†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10.8†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.9†(1)	Employment Agreement between the Registrant and Joseph W. Dyer, dated as of February 18, 2004
10.10(1)	Government Contract DAAE07-03-9-F001 (Small Unmanned Ground Vehicle)
10.11(1)	Government Contract N00174-03-D-0003 (Man Transportable Robotic System)
10.12†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10.13#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.14†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007and incorporated by reference herein)
10.15	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)
10.16	Credit Agreement between the Registrant and Bank of America, N.A., dated as of June 5, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.17#	Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 23, 2007 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)
10.18†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)

Exhibit Number	Description
10.19	First Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.20	Second Amendment and Waiver to Credit Agreement by and between the Registrant and Bank of America, N.A., dated September 5, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2008 and incorporated by reference herein)
10.21	First Amendment to Note by and between the Registrant and Bank of America, N.A., dated April 30, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein)
10.22†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.23†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.24	Third Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10.25	Second Amendment to Note by and between the Registrant and Bank of America, N.A., dated February 12, 2010 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated by reference herein)
10.26#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10.27#	First Amendment to Manufacturing Agreement between the Registrant and Kin Yat Industrial Co. Ltd., dated as of March 22, 2010 (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)
10.28	Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 4, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated by reference herein)
10.29	Fourth Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A. dated April 15, 2011 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 and incorporated by reference herein)
10.30	First Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated April 15, 2011 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 and incorporated by reference herein)
10.31	Fifth Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)
10.32	Second Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)
10.33	Third Amendment to Note by and between the Registrant and Bank of America, N.A. dated July 12, 2011 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934