Form 10-Q
period 2012-03-31
IROBOT CORP
filed 2012-05-04
CIK 1159167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2012 was 27,464,866.

iROBOT CORPORATION

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

Consolidated Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$166,798	$166,308
Short term investments	15,277	17,811
Accounts receivable, net of allowance of $85 at March 31, 2012 and $88 at December 31, 2011	29,907	43,338
Unbilled revenue	1,240	2,362
Inventory	31,681	31,089
Deferred tax assets	16,222	15,344
Other current assets	5,078	7,928

Total current assets	266,203	284,180
Property and equipment, net	28,209	29,029
Deferred tax assets	12,640	6,127
Other assets	18,784	12,877

Total assets	$325,836	$332,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,302	$48,406
Accrued expenses	19,108	17,188
Accrued compensation	7,730	17,879
Deferred revenue and customer advances	2,422	1,527

Total current liabilities	73,562	85,000
Long term liabilities	4,189	4,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,374,152 and 27,216,555 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	274	272
Additional paid-in capital	188,721	184,395
Retained earnings	58,793	58,140
Accumulated other comprehensive income	297	151

Total stockholders’ equity	248,085	242,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$325,836	$332,213

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Product revenue	$91,742	$96,711
Contract revenue	6,065	9,566

Total revenue	97,807	106,277

Cost of revenue:
Cost of product revenue (1)	58,275	56,190
Cost of contract revenue (1)	5,519	6,633

Total cost of revenue	63,794	62,823

Gross margin	34,013	43,454

Operating expenses:
Research and development (1)	8,724	8,729
Selling and marketing (1)	13,570	12,981
General and administrative (1)	11,042	10,600

Total operating expenses	33,336	32,310

Operating income	677	11,144
Other income (expense), net	220	238

Income before income taxes	897	11,382
Income tax expense	244	3,905

Net income	$653	$7,477

Net income per share
Basic	$0.02	$0.29
Diluted	$0.02	$0.27
Number of shares used in calculations per share
Basic	27,352	26,089
Diluted	28,283	27,485

(1)	Total stock-based compensation recorded in the three months ended March 31, 2012 and April 2, 2011 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of product revenue	$291	$250
Cost of contract revenue	118	95
Research and development	259	81
Selling and marketing	237	181
General and administrative	1,608	1,172

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income, as reported	$653	$7,477
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	145	(26)

Total comprehensive income	$798	$7,451

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$653	$7,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,602	2,183
Loss on disposal of property and equipment	69	470
Stock-based compensation	2,513	1,779
Deferred income taxes, net	(6,694)	2,442
Tax benefit of excess stock based compensation deductions	(705)	(2,442)
Non-cash director deferred compensation	22	38
Changes in operating assets and liabilities — (use) source
Accounts receivable	13,431	6,447
Unbilled revenue	1,122	(3,922)
Inventory	(592)	(7,911)
Other assets	2,832	(1,929)
Accounts payable	(4,104)	5,555
Accrued expenses	2,003	(915)
Accrued compensation	(10,149)	(9,678)
Deferred revenue	895	114
Long term liabilities	(66)	389

Net cash provided by operating activities	3,832	97

Cash flows from investing activities:
Additions of property and equipment	(1,643)	(4,554)
Change in other assets	(6,000)	—
Purchases of investments	—	(5,000)
Sales of investments	2,500	2,500

Net cash used in investing activities	(5,143)	(7,054)

Cash flows from financing activities:
Proceeds from stock option exercises	1,323	4,584
Income tax withholding payment associated with restricted stock vesting	(227)	(453)
Tax benefit of excess stock-based compensation deductions	705	2,442

Net cash provided by financing activities	1,801	6,573

Net increase (decrease) in cash and cash equivalents	490	(384)
Cash and cash equivalents, at beginning of period	166,308	108,383

Cash and cash equivalents, at end of period	$166,798	$107,999

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$262	$2,699

The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated Financial Statements

(unaudited)

1. Description of Business

iRobot Corporation (“iRobot” or the “Company”) develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and government and commercial research and development contracts.

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

The accompanying unaudited financial data as of March 31, 2012 and for the three months ended March 31, 2012 and April 2, 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 17, 2012.

In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of March 31, 2012 and results of operations and cash flows for the periods ended March 31, 2012 and April 2, 2011 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Notes To Consolidated Financial Statements — Continued

(unaudited)

Revenue Recognition

The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of March 31, 2012, fiscal years 2007, 2008, 2009, 2010 and 2011 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

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

Notes To Consolidated Financial Statements — Continued

(unaudited)

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$653	$7,477

Weighted-average shares outstanding	27,352	26,089
Dilutive effect of employee stock options and restricted shares	931	1,396

Diluted weighted-average shares outstanding	28,283	27,485

Basic income per share	$0.02	$0.29
Diluted income per share	$0.02	$0.27

Potentially dilutive securities representing approximately 0.5 million and 0.1 million shares of common stock for the three month periods ended March 31, 2012 and April 2, 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

The Company recorded a tax provision of $0.2 million and $3.9 million for the three month periods ended March 31, 2012 and April 2, 2011, respectively. The $0.2 million provision for the three month period ended March 31, 2012 was based upon a projected 2012 effective income tax rate of 30%. The $3.9 million provision for the three month period ended April 2, 2011 was based upon a projected 2011 effective tax rate of 34%. The decrease in the projected effective tax rates from 34% in 2011 to 30% in 2012 was primarily due to higher domestic manufacturing deductions in 2012.

Notes To Consolidated Financial Statements — Continued

(unaudited)

Comprehensive Income

Comprehensive income includes unrealized gains (losses) on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income, as reported	$653	$7,477
Unrealized gains (losses) on investments, net of tax	145	(26)

Total comprehensive income	$798	$7,451

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

The Company’s assets measured at fair value on a recurring basis at March 31, 2012, were as follows:

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money Market Funds	$149,922	$—	$—
Corporate bonds	—	15,277	—

Total assets measured at fair value	$149,922	$15,277	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3
Description	(In thousands)
Assets:
Money Market Funds	$117,196	$—	$—
U.S. Government bonds	—	2,502	—
Corporate bonds	—	15,309	—

Total assets measured at fair value	$117,196	$17,811	$—

In each table above, the bond investments are valued based on observable market values as of the Company’s reporting date and are included in Level 2. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.

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

Notes To Consolidated Financial Statements — Continued

(unaudited)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011. The Company adopted the amendments on January 1, 2012. The impact of these amendments on the Company’s consolidated financial statements was not material.

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholder’s equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the updates on January 1, 2012 and disclosed the components of comprehensive income in a separate statement.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory

Inventory consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$8,282	$7,769
Finished goods	23,399	23,320

	$31,681	$31,089

4. Stock Option Plans

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of March 31, 2012, there were 3,405,636 shares available for future grant under the 2005 Plan.

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

On March 9, 2012, the Company granted to certain employees, including executive officers, an annual merit grant of

Notes To Consolidated Financial Statements — Continued

(unaudited)

stock options totaling 181,325 shares of the Company’s common stock and 371,850 restricted stock units. Each of the above stock options have a per share exercise price of $26.59, the closing price of the Company’s common stock on NASDAQ on March 9, 2012. These stock options and restricted stock units generally vest over a four year period.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued warranty	$10,132	$10,306
Accrued direct fulfillment costs	805	1,907
Accrued rent	718	726
Accrued sales commissions	195	411
Accrued accounting fees	363	354
Accrued income taxes	3,856	—
Accrued other	3,039	3,484

	$19,108	$17,188

6. Commitments and Contingencies

Lease Obligations

Rental expense under operating leases for the three months ended March 31, 2012 and April 2, 2011 were $1.1 million and $1.0 million, respectively. Future minimum rental payments under operating leases were as follows as of March 31, 2012:

Operating Leases
(In thousands)
Remainder of 2012	$2,243
2013	2,557
2014	2,505
2015	2,505
2016	2,505
Thereafter	8,187

Total minimum lease payments	$20,502

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

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011, respectively.

Notes To Consolidated Financial Statements — Continued

(unaudited)

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Balance at beginning of period	$10,306	$9,284
Provision	914	1,332
Warranty usage(1)	(1,088)	(946)

Balance at end of period	$10,132	$9,670

(1)	Warranty usage includes the expiration of product warranties unutilized.

7. Industry Segment, Geographic Information and Significant Customers

The Company operates in two reportable segments, the home robots division and defense and security robots division. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

Home Robots

The Company’s home robots division offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots division includes mobile robots used in the maintenance of households.

Defense and Security

The Company’s defense and security robots division offers products through a small U.S. government-focused sales force. Products are also sold to a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally focused sales team. The Company’s defense and security robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Home Robots	$81,583	$67,882
Defense & Security	16,224	38,395

Total revenue	97,807	106,277

Cost of revenue:
Home Robots	44,635	36,989
Defense & Security	19,159	25,834

Total cost of revenue	63,794	62,823

Gross margin:
Home Robots	36,948	30,893
Defense & Security	(2,935)	12,561

Total gross margin	34,013	43,454

Research and development	8,724	8,729
Selling and marketing	13,570	12,981
General and administrative	11,042	10,600
Other income (expense), net	220	238

Income before income taxes	$897	$11,382

Notes To Consolidated Financial Statements — Continued

(unaudited)

Geographic Information

For the three months ended March 31, 2012 and April 2, 2011, sales to non-U.S. customers accounted for 65.2% and 54.6% of total revenue, respectively.

Significant Customers

For the three months ended March 31, 2012 and April 2, 2011, U.S. federal government orders, contracts and subcontracts accounted for 11.7% and 28.9% of total revenue, respectively. For the three months ended March 31, 2012, the Company generated 21.0% and 12.3%, respectively, of total revenue from two of its international distributors of home robots products.

8. Goodwill, Other Intangible Assets and Other Assets

The carrying amount of the goodwill at March 31, 2012 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008 and is included in other assets on the Balance Sheet.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$3,700	$1,326	$2,374	$3,700	$1,233	$2,467
Research contracts	100	100	—	100	100	—
Tradename	700	700	—	700	700	—

Total	$4,500	$2,126	$2,374	$4,500	$2,033	$2,467

Amortization expense related to acquired intangible assets was $93,000 and $107,000 for the three months ended March 31, 2012 and April 2, 2011, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2012	$277
2013	370
2014	370
2015	370
2016	370
Thereafter	617

Total	$2,374

Other Assets

In January 2012, the Company recorded an investment of $6.0 million of preferred stock of InTouch Technologies, Inc. (“InTouch”). This investment is accounted utilizing the cost method of accounting since this method is not in the form of common stock or in-substance common stock. The Company has concluded that it does not exert significant influence over InTouch since the Company does not have the right to appoint any members of the board of directors of InTouch and the Company’s investment as a percentage of the outstanding equity of InTouch is not significant. On a going forward basis, the Company will regularly monitor this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company will regularly evaluate whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Warrior, Seaglider, Ava, our home robots and defense and security robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot, Small Unmanned Ground Vehicle (SUGV), FirstLook and Warrior tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our 1KA Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration. These certifications enable us to service our military products and services.

As of March 31, 2012, we had 620 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Although we have successfully launched consumer and defense and security products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and defense and security products, our ability to obtain U.S. federal government funding for research and development programs, and our ability to successfully develop and introduce products and product enhancements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview of Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue
Product revenue	93.8%	91.0%
Contract revenue	6.2	9.0

Total revenue	100.0	100.0

Cost of revenue
Cost of product revenue	59.6	52.9
Cost of contract revenue	5.6	6.2

Total cost of revenue	65.2	59.1

Gross margin	34.8	40.9

Operating expenses
Research and development	8.9	8.2
Selling and marketing	13.9	12.2
General and administrative	11.3	10.0

Total operating expenses	34.1	30.4

Operating income	0.7	10.5
Other income (expense), net	0.2	0.2

Income before income taxes	0.9	10.7
Income tax expense	0.2	3.7

Net income	0.7%	7.0%

Comparison of Three Months Ended March 31, 2012 and April 2, 2011

Revenue

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$97,807	$106,277	$(8,470)	(8.0)%

Total revenue for the three months ended March 31, 2012 decreased to $97.8 million, or 8.0%, compared to $106.3 million for the three months ended April 2, 2011. Revenue increased approximately $13.7 million, or 20.2%, in our home robots division and decreased approximately $22.2 million, or 57.7%, in our defense and security robots division.

The $13.7 million increase in revenue from our home robots division for the three months ended March 31, 2012 was driven by a 12.3% increase in units shipped and a 9.4% increase in net average selling price as compared to the three months ended April 2, 2011. In the three months ended March 31, 2012, international home robots revenue increased $9.9 million and domestic home robots revenue increased $3.8 million as compared to the three months ended April 2, 2011. Total home robots shipped in the three months ended March 31, 2012 were 392,000 units compared to 349,000 units in the three months ended April 2, 2011. The increase in home robots division revenue and units shipped was primarily attributable to a 20.0% increase in international sales of our home robots products and a 20.8% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our Asian markets, particularly Japan. This increase in demand was driven by demand for our new Roomba 700 series robot and an increase in marketing programs by us and our international distributors. Home robots division revenue from international sales was 73.3% of total home robots division revenue in the three month period ending March 31, 2012 as compared to 73.4% in the three month period ended April 2, 2011. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by stronger sales of our products to consumers by these retailers. In addition, net average selling prices in the home robots division increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series robots in the current quarter and compared to the prior year.

The $22.2 million decrease in revenue from our defense and security robots division was driven by a $10.9 million decrease in defense and security robot revenue, a $7.8 million decrease in product life cycle revenue (spare parts, accessories), and a $3.5 million decrease in recurring contract development revenue generated under research and development contracts. The $10.9 million decrease in defense and security robots revenue was primarily due to a decrease in sales of higher price PackBot and SUGV units in the three month period ended March 31, 2012 as compared to the three month period ended April 2, 2011. Net average selling price decreased by 73.2% due to product mix primarily attributable to FirstLook units shipped in the three month period ended March 31, 2012 which have a lower selling price than the PackBot and SUGV units that comprised a larger portion of the units shipped in the three-month period ended April 2, 2011. Total defense and security robots shipped in the three months ended March 31, 2012 were 138 units compared to 114 units in the three months ended April 2, 2011. The $7.8 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades. The $3.5 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV and Maritime programs. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots division and contributed to the decrease in period-over-period revenue in this division. We cannot predict with any certainty the extent to which these funding delays will continue.

Cost of Revenue

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$63,794	$62,823	$971	1.5%
As a percentage of total revenue	65.2%	59.1%

Total cost of revenue increased to $63.8 million in the three months ended March 31, 2012, compared to $62.8 million in the three months ended April 2, 2011. The increase is primarily due to the 12.3% increase in home robots units shipped.

Gross Margin

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$34,013	$43,454	$(9,441)	(21.7)%
As a percentage of total revenue	34.8%	40.9%

Gross margin decreased $9.4 million, or 21.7%, to $34.0 million (34.8% of revenue) in the three months ended March 31, 2012 from $43.5 million (40.9% of revenue) in the three months ended April 2, 2011. The decrease in gross margin as a percentage of revenue was the result of the home robots division gross margin decreasing 0.2 percentage points and the defense and security robots division gross margin decreasing 50.8 percentage points. The 50.8 percentage point decrease in the defense and security robots division is primarily attributable to unfavorable absorption of our overhead expense against lower revenue and scrap and rework costs in the three month period ended March 31, 2012 as compared to the three month period ended April 2, 2011, and product mix primarily attributable to the lower-margin FirstLook units shipped in the current fiscal quarter compared to PackBot and SUGV units shipped in the first quarter of fiscal 2011.

Research and Development

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total research and development	$8,724	$8,729	$(5)	(0.1)%
As a percentage of total revenue	8.9%	8.2%

Research and development expenses were $8.7 million (8.9% of revenue) in the three months ended March 31, 2012 compared to $8.7 million (8.2% of revenue) for the three months ended April 2, 2011. Research and development expenses did not change significantly in the three months ended March 31, 2012 compared to the three months ended April 2, 2011.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three months ended March 31, 2012, these expenses amounted to $5.5 million compared to $6.6 million for the three months ended April 2, 2011. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $14.2 million for the three months ended March 31, 2012, compared to $15.4 million for the three months ended April 2, 2011.

Selling and Marketing

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$13,570	$12,981	$589	4.5%
As a percentage of total revenue	13.9%	12.2%

Selling and marketing expenses increased by $0.6 million, or 4.5%, to $13.6 million (13.9% of revenue) in the three months ended March 31, 2012 from $13.0 million (12.2% of revenue) in the three months ended April 2, 2011. This was driven by an increase in our home robots division of $0.8 million primarily attributable to increases in advertising as part of our continued global marketing and branding efforts and a decrease of $0.2 million related to various corporate and defense and security division marketing activities for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011.

General and Administrative

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$11,042	$10,600	$442	4.2%
As a percentage of total revenue	11.3%	10.0%

General and administrative expenses increased by $0.4 million, or 4.2%, to $11.0 million (11.3% of revenue) in the three months ended March 31, 2012 from $10.6 million (10.0% of revenue) in the three months ended April 2, 2011. This increase is primarily attributable to increased compensation and employee benefit expenses, stock based compensation expense, consulting expenses and depreciation in the three months ended March 31, 2012 as compared to the three months ended April 2, 2011.

Other Income (Expense), Net

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
	(In thousands)
Total other income (expense), net	$220	$238	$(18)	(7.6)%
As a percentage of total revenue	0.2%	0.2%

Other income (expense), net, amounted to $0.2 million for the three months ended March 31, 2012 and April 2, 2011. Other income(expense), net, for the three month periods ended March 31, 2012 and April 2, 2011 consisted primarily of interest income.

Income Tax Expense

	Three Months Ended
	March 31, 2012	April 2, 2011	Dollar Change	Percent Change
Total income tax expense	$244	$3,905	$(3,661)	(93.8)%
As a percentage of total revenue	0.2%	3.7%

We recorded a tax provision of $0.2 million and $3.9 million for the three month periods ended March 31, 2012 and April 2, 2011, respectively. The $0.2 million provision for the three month period ended March 31, 2012 was based upon a projected 2012 effective income tax rate of 30%. The $3.9 million provision for the three month period ended April 2, 2011 was based upon a projected 2011 effective tax rate of 34%.

The decrease in the projected effective tax rates from 34% in 2011 to 30% in 2012 was primarily due to higher domestic manufacturing deductions in 2012.

Liquidity and Capital Resources

At March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $166.8 million, short-term investments of $15.3 million and accounts receivable of $29.9 million.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 31, 2012 and April 2, 2011, we spent $1.6 million and $4.6 million, respectively, on capital equipment.

Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security products is relatively low as they are generally built to order. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they typically invoice us when the finished goods are shipped.

The balance of cash and short-term investments of $182.1 million at March 31, 2012 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of March 31, 2012, we did not have any borrowings outstanding under our working capital line of credit and had $1.4 million in letters of credit outstanding under our revolving letter of credit facility.

Discussion of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2012 was $3.8 million, an increase of $3.7 million compared to the $0.1 million of net cash provided by operating activities for the three months ended April 2, 2011. The increase in net cash provided by operating activities was primarily driven by the following factors:

•	A decrease in cash of $6.8 million resulting from net income of $0.7 million in 2012 versus net income of $7.5 million in 2011;

•

A decrease in cash of $9.1 million resulting from an increase in deferred tax assets of $6.7 million in 2012 versus a decrease of $2.4 million in 2011, primarily due to increases in book-tax differences associated with fixed asset depreciation and stock-based compensation expense;

•

An increase in cash of $1.7 million resulting from an increase in the tax benefit associated with excess stock-based compensation deductions of $0.7 million in 2012 versus an increase of $2.4 million in 2011;

•

An increase in cash of $12.0 million resulting from a decrease in accounts receivable (including unbilled revenue) of $14.5 million in 2012 versus an decrease of $2.5 million in 2011, primarily due to a decline in revenue and an improvement in days sales outstanding;

•

An increase in cash of $7.3 million resulting from an increase in inventory of $0.6 million in 2012 versus an increase of $7.9 million in 2011, primarily due to improvements in inventory planning and management systems and procedures, and a focus on inventory level control in response to lower revenue growth expectations in 2012;

•

An increase in cash of $4.8 million resulting from a decrease in other assets of $2.8 million in 2012 versus an increase of $1.9 million in 2011, primarily due to a reduction in prepaid taxes in 2012 versus an increase in prepaid taxes in 2011;

•

A decrease in cash of $9.7 million resulting from a decrease in accounts payable of $4.1 million in 2012 versus an increase of $5.6 million in 2011, primarily due to the timing of purchases and payments to suppliers; and

•

An increase in cash of $2.9 million resulting from an increase in accrued expenses of $2.0 million in 2012 versus a decrease of $0.9 million in 2011, primarily due to an increase in accrued federal and state income taxes partially offset by a decrease in fees accrued in connection with our contract for internet sales fulfillment services (“GSI fees”) in 2012, versus a decrease in GSI fees in 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $5.1 million, representing a decrease of $1.9 million compared to the $7.0 million of net cash used in investing activities for the three months ended April 2, 2011. This decrease in net cash used in investing activities was primarily driven by the following:

•	An investment of $6.0 million in preferred shares of InTouch Technologies, Inc. in 2012.

•

Sale of investments of $2.5 million with no offsetting purchase of investments in 2012, compared to the purchase of investments of $5.0 million, partially offset by the proceeds from the sale of investments of $2.5 million in 2011; and

•

The purchase of property and equipment of $1.6 million in 2012, compared to $4.6 million in 2011. The reduction in spending on capital equipment in 2012 is primarily driven by a reduction in spending on leasehold improvements, production tooling and equipment, and product manufactured for demonstration and product development purposes.

Net cash provided by financing activities for the three months ended March 31, 2012 was $1.8 million, a decrease of $4.8 million compared to the $6.6 million of net cash provided by financing activities for the three months ended April 2, 2011. The decrease is due primarily to a decrease in proceeds from stock option exercises of $3.3 million and a decrease in the tax benefit associated with excess stock-based compensation deductions of $1.7 million.

Working Capital Facilities

Credit Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of March 31, 2012, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.

As of March 31, 2012, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of March 31, 2012, we were in compliance with all covenants under the revolving credit facility.

Letter of Credit Facility

We have a revolving letter of credit facility with Bank of America, N.A. which is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.

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

As of March 31, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

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

As of March 31, 2012, we were in compliance with all covenants under the revolving letter of credit facility.

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

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of March 31, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$2,905	$5,026	$5,010	$7,561	$20,502
Minimum contractual obligations	694	4,114	—	—	4,808
Other obligations	41	—	—	—	41

Total	$3,640	$9,140	$5,010	$7,561	$25,351

Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of software license and services agreement for our home robots division customer service web support.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

At March 31, 2012, we had unrestricted cash and cash equivalents of $166.8 million and short term investments of $15.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2012, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. At March 31, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our equity securities during the three months ended March 31, 2012 by or on behalf of us or any affiliated purchaser:

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning January 1, 2012 and ended January 28, 2012	—		—		—	—
Fiscal month beginning January 29, 2012 and ended February 25, 2012	5,732	(1)	$26.00	(2)	—	—
Fiscal month beginning February 26, 2012 and ended March 31, 2012	2,793	(1)	$27.95	(2)	—	—

Total	8,525	(1)	$26.64	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.
(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.
(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended March 31, 2012.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, John Leahy, Executive Vice President, Chief Financial Officer and Treasurer, Jeffrey Beck, Chief Operating Officer, Alison Dean, Senior Vice President of Corporate Finance, and Glen Weinstein, Senior Vice President, General Counsel and Secretary) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 4, 2012	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934