Form 10-Q
period 2012-06-30
IROBOT CORP
filed 2012-08-03
CIK 1159167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2012 was 27,589,291.

iROBOT CORPORATION

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2012

Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$156,543	$166,308
Short term investments	20,181	17,811
Accounts receivable, net of allowance of $85 at June 30, 2012 and $88 at December 31, 2011	39,527	43,338
Unbilled revenue	2,073	2,362
Inventory	34,597	31,089
Deferred tax assets	15,494	15,344
Other current assets	8,270	7,928

Total current assets	276,685	284,180
Property and equipment, net	26,940	29,029
Deferred tax assets	11,086	6,127
Other assets	18,692	12,877

Total assets	$333,403	$332,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,212	$48,406
Accrued expenses	13,878	17,188
Accrued compensation	9,738	17,879
Deferred revenue and customer advances	1,882	1,527

Total current liabilities	70,710	85,000
Long term liabilities	4,069	4,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,513,376 and 27,216,555 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	275	272
Additional paid-in capital	191,975	184,395
Retained earnings	66,168	58,140
Accumulated other comprehensive income	206	151

Total stockholders’ equity	258,624	242,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$333,403	$332,213

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Product revenue	$107,760	$97,396	$199,502	$194,107
Contract revenue	3,685	10,686	9,750	20,252

Total revenue	111,445	108,082	209,252	214,359

Cost of revenue:
Cost of product revenue (1)	58,795	57,835	117,070	114,025
Cost of contract revenue (1)	3,203	7,711	8,722	14,344

Total cost of revenue	61,998	65,546	125,792	128,369

Gross margin	49,447	42,536	83,460	85,990

Operating expenses:
Research and development (1)	9,667	8,146	18,391	16,875
Selling and marketing (1)	19,122	12,767	32,692	25,748
General and administrative (1)	10,022	10,097	21,064	20,697

Total operating expenses	38,811	31,010	72,147	63,320

Operating income	10,636	11,526	11,313	22,670
Other income (expense), net	60	112	280	350

Income before income taxes	10,696	11,638	11,593	23,020
Income tax expense	3,321	3,614	3,565	7,519

Net income	$7,375	$8,024	$8,028	$15,501

Net income per share
Basic	$0.27	$0.30	$0.29	$0.59
Diluted	$0.26	$0.29	$0.28	$0.56
Number of shares used in calculations per share
Basic	27,522	26,667	27,441	26,388
Diluted	28,182	27,911	28,259	27,733
(1) Total stock-based compensation recorded in the three and six months ended June 30, 2012 and July 2, 2011 included in the above figures breaks down by expense classification as follows:
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of product revenue	$296	$320	$586	$571
Cost of contract revenue	73	156	191	250
Research and development	295	239	554	320
Selling and marketing	179	158	416	339
General and administrative	2,059	1,538	3,668	2,710

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income, as reported	$7,375	$8,024	$8,028	$15,501
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	(91)	121	54	95

Total comprehensive income	$7,284	$8,145	$8,082	$15,596

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$8,028	$15,501
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,313	4,640
Loss on disposal of property and equipment	166	473
Stock-based compensation	5,415	4,190
Deferred income taxes, net	(4,230)	4,488
Tax benefit of excess stock based compensation deductions	(1,035)	(5,655)
Non-cash director deferred compensation	42	82
Changes in operating assets and liabilities — (use) source
Accounts receivable	3,811	(473)
Unbilled revenue	289	(4,022)
Inventory	(3,508)	(7,042)
Other assets	(378)	(4,809)
Accounts payable	(3,194)	(5,416)
Accrued expenses	(3,252)	(1,889)
Accrued compensation	(8,141)	(4,733)
Deferred revenue	355	(1,494)
Long term liabilities	(186)	266

Net cash used in operating activities	(505)	(5,893)

Cash flows from investing activities:
Additions of property and equipment	(2,956)	(7,208)
Change in other assets	(6,000)	—
Purchases of investments	(5,086)	(5,000)
Sales of investments	2,500	5,000

Net cash used in investing activities	(11,542)	(7,208)

Cash flows from financing activities:
Proceeds from stock option exercises	2,022	8,597
Income tax withholding payment associated with restricted stock vesting	(775)	(809)
Tax benefit of excess stock-based compensation deductions	1,035	5,655

Net cash provided by financing activities	2,282	13,443

Net increase (decrease) in cash and cash equivalents	(9,765)	342
Cash and cash equivalents, at beginning of period	166,308	108,383

Cash and cash equivalents, at end of period	$156,543	$108,725

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,411	$7,792

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

The accompanying unaudited financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and July 2, 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 17, 2012.

In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of June 30, 2012 and results of operations and cash flows for the periods ended June 30, 2012 and July 2, 2011 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Notes To Consolidated Financial Statements - Continued

(unaudited)

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

During the three month period ended June 30, 2012, the Company completed its periodic assessment of customer defective product returns in its home robots business unit. This assessment demonstrated lower actual returns experience than the estimates included on its historical returns reserve. The Company believes these lower actual returns are the result of its sustained investment in product quality. In the second quarter, the Company accordingly adjusted its accrual rates to reflect these lower return rates, resulting in a $3.3 million benefit to revenue for the three and six month periods ended June 30, 2012.

Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of June 30, 2012, fiscal years 2007, 2008, 2009, 2010 and 2011 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

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

Notes To Consolidated Financial Statements - Continued

(unaudited)

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$7,375	$8,024	$8,028	$15,501

Weighted-average shares outstanding	27,522	26,667	27,441	26,388
Dilutive effect of employee stock options and restricted shares	660	1,244	818	1,345

Diluted weighted-average shares outstanding	28,182	27,911	28,259	27,733

Basic income per share	$0.27	$0.30	$0.29	$0.59
Diluted income per share	$0.26	$0.29	$0.28	$0.56

Potentially dilutive securities representing approximately 1.2 million and 0.4 million shares of common stock for the three month periods ended June 30, 2012 and July 2, 2011, respectively, and approximately 0.6 million and 0.4 million shares of common stock for the six month periods ended June 30, 2012 and July 2, 2011, respectively were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examination by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2008, although carryforward attributes that were generated prior to fiscal year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The IRS is currently examining the Company’s tax returns for the years 2008, 2009 and 2010.

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

The Company recorded a tax provision of $3.3 million and $3.6 million for the three month periods ended June 30, 2012 and July 2, 2011, respectively. The $3.3 million provision for the three month period ended June 30, 2012 was based upon a projected 2012 effective income tax rate of 31%. The $3.6 million provision for the three month period ended July 2, 2011 was based upon a projected 2011 effective tax rate of 33%. The Company recorded a tax provision of $3.6 million and $7.5 million for the six month periods ended June 30, 2012 and July 2, 2011, respectively. The $3.6 million provision for the six month period ended June 30, 2012 was based upon a projected 2012 effective income tax rate of 31%. The $7.5 million provision for the six month period ended July 2, 2011 was based upon a projected 2011 effective tax rate of 33%. The decrease in the projected effective tax rates from 33% in 2011 to 31% in 2012 was primarily due to an increase in state research and development tax credits.

Comprehensive Income

Comprehensive income includes unrealized gains (losses) on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income, as reported	$7,375	$8,024	$8,028	$15,501
Unrealized gains (losses) on investments, net of tax	(91)	121	54	95

Total comprehensive income	$7,284	$8,145	$8,082	$15,596

Notes To Consolidated Financial Statements - Continued

(unaudited)

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

The Company’s assets measured at fair value on a recurring basis at June 30, 2012, were as follows:

	Fair Value Measurements as of June 30, 2012
	Level 1	Level 2	Level 3
Description	(In thousands)

Assets:
Money Market Funds	$130,164	$—	$—
Corporate bonds	—	20,181	—

Total assets measured at fair value	$130,164	$20,181	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3
Description	(In thousands)

Assets:
Money Market Funds	$117,196	$—	$—
U.S. Government bonds	—	2,502	—
Corporate bonds	—	15,309	—

Total assets measured at fair value	$117,196	$17,811	$—

In each table above, the bond investments are valued based on observable market values as of the Company’s reporting date and are included in Level 2. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period. The realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheet.

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

Notes To Consolidated Financial Statements - Continued

(unaudited)

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

3. Inventory

Inventory consists of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$8,352	$7,769
Work in process	6	—
Finished goods	26,239	23,320

	$34,597	$31,089

4. Stock Option Plans

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of June 30, 2012, there were 3,495,996 shares available for future grant under the 2005 Plan.

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

On June 8, 2012, the Company granted each of its nine non-employee board members 5,181 restricted stock units. These restricted stock units will vest at the earlier of the first anniversary of the grant or the date of the first annual meeting of the stockholders following the date of grant.

Notes To Consolidated Financial Statements - Continued

(unaudited)

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued warranty	$8,990	$10,306
Accrued direct fulfillment costs	426	1,907
Accrued rent	710	726
Accrued sales commissions	310	411
Accrued accounting fees	375	354
Accrued other	3,067	3,484

	$13,878	$17,188

6. Commitments and Contingencies

Lease Obligations

Rental expense under operating leases for the three months ended June 30, 2012 and July 2, 2011 were $1.1 million and $1.0 million, respectively, and for the six months ended June 30, 2012 and July 2, 2011 were $2.2 million and $2.0 million, respectively. Future minimum rental payments under operating leases were as follows as of June 30, 2012:

Operating Leases
(In thousands)
Remainder of 2012	$1,509
2013	2,574
2014	2,505
2015	2,505
2016	2,505
Thereafter	8,187

Total minimum lease payments	$19,785

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

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011, respectively.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Notes To Consolidated Financial Statements - Continued

(unaudited)

Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)		(In thousands)
Balance at beginning of period	$10,132	$9,670	$10,306	$9,284
Provision(1)	(675)	932	238	2,265
Warranty usage(2)	(467)	(1,130)	(1,554)	(2,077)

Balance at end of period	$8,990	$9,472	$8,990	$9,472

(1)	The provision for the three and six months ended June 30, 2012 includes a release of the previously established reserve of $1.5 million. The Company concluded its periodic assessment based on the settlement cycle with the majority of its home robots business unit international distributors for warranty claims during the quarter ended June 30, 2012 and the results demonstrated lower actual warranty claims experience than the estimates included in its historical warranty reserve, which is primarily the result of the Company’s continued investment in product quality.
(2)	Warranty usage includes the expiration of product warranties unutilized.

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

Notes To Consolidated Financial Statements - Continued

(unaudited)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Home Robots	$96,013	$63,892	$177,596	$131,774
Defense & Security	15,432	44,190	31,656	82,585

Total revenue	111,445	108,082	209,252	214,359

Cost of revenue:
Home Robots	46,328	35,713	90,963	72,701
Defense & Security	15,670	29,833	34,829	55,668

Total cost of revenue	61,998	65,546	125,792	128,369

Gross margin:
Home Robots	49,685	28,179	86,633	59,073
Defense & Security	(238)	14,357	(3,173)	26,917

Total gross margin	49,447	42,536	83,460	85,990

Research and development	9,667	8,146	18,391	16,875
Selling and marketing	19,122	12,767	32,692	25,748
General and administrative	10,022	10,097	21,064	20,697
Other income (expense), net	60	112	280	350

Income before income taxes	$10,696	$11,638	$11,593	$23,020

Geographic Information

For the three months ended June 30, 2012 and July 2, 2011, sales to non-U.S. customers accounted for 60.2% and 39.2% of total revenue, respectively, and for the six months ended June 30, 2012 and July 2, 2011, sales to non-U.S. customers accounted for 62.3% and 46.8% of total revenue, respectively.

Significant Customers

For the three months ended June 30, 2012 and July 2, 2011, U.S. federal government orders, contracts and subcontracts accounted for 11.0% and 31.5% of total revenue, respectively. For the six months ended June 30, 2012 and July 2, 2011, U.S. federal government orders, contracts and subcontracts accounted for 11.3% and 30.2% of total revenue, respectively.

For the three months ended June 30, 2012, the Company generated 22.4% and 13.3%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended July 2, 2011, the Company generated 10.4% of total revenue from one of its international distributors of home robots products.

For the six months ended June 30, 2012, the Company generated 21.7% and 12.8%, respectively, of total revenue from two of its international distributors of home robots products. For the six months ended July 2, 2011, the Company generated 10.0% of total revenue from one of its international distributors of home robots products.

8. Goodwill, Other Intangible Assets and Other Assets

The carrying amount of the goodwill at June 30, 2012 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008 and is included in other assets on the Balance Sheet.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

Notes To Consolidated Financial Statements - Continued

(unaudited)

Intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$3,700	$1,418	$2,282	$3,700	$1,233	$2,467
Research contracts	100	100	—	100	100	—
Tradename	700	700	—	700	700	—

Total	$4,500	$2,218	$2,282	$4,500	$2,033	$2,467

Amortization expense related to acquired intangible assets was $92,500 and $110,000 for the three months ended June 30, 2012 and July 2, 2011, respectively. Amortization expense related to acquired intangible assets was $185,000 and $220,000 for the six months ended June 30, 2012 and July 2, 2011, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2012	$185
2013	370
2014	370
2015	370
2016	370
Thereafter	617

Total	$2,282

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

As of June 30, 2012, we had 604 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

Although we have successfully launched consumer and defense and security products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and defense and security products, our ability to obtain U.S. federal government funding for research and development programs, uncertainty regarding the future level of U.S. federal government defense spending, and our ability to successfully develop and introduce products and product enhancements.

During the three and six month periods ended June 30, 2012, strong growth in our domestic and international markets for home robots products drove increases in home robots business unit revenue of 50% and 35%, respectively, as compared to the three and six month periods ended July 2, 2011. These increases in home robots revenue resulted primarily from our domestic advertising campaign, an increase in international marketing programs by us and our international distributors, and the expanded distribution of our Roomba 700 series robot. Offsetting these increases were decreases in our defense and security business unit revenue of 65% and 62%, respectively, for the same periods due to U.S. government funding and program delays. We expect revenue generated by our home robots business unit to comprise a greater percentage of our total revenue for fiscal 2012 as compared to fiscal 2011.

During the three month period ended June 30, 2012, we completed our periodic assessment of customer defective product returns in our home robots business unit. This assessment demonstrated lower actual returns experience than the estimates included on our historical returns reserve. We believe these lower actual returns are the result of our sustained investment in product quality. In the second quarter, we accordingly adjusted our accrual rates to reflect these lower return rates resulting in a $3.3 million benefit to revenue, and a $0.08 per share benefit to net income per share, for the three and six month periods ended June 30, 2012.

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

Overview of Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue
Product revenue	96.7%	90.1%	95.3%	90.6%
Contract revenue	3.3	9.9	4.7	9.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	52.7	53.5	55.9	53.2
Cost of contract revenue	2.9	7.1	4.2	6.7

Total cost of revenue	55.6	60.6	60.1	59.9

Gross margin	44.4	39.4	39.9	40.1

Operating expenses
Research and development	8.7	7.6	8.8	7.9
Selling and marketing	17.2	11.8	15.6	12.0
General and administrative	9.0	9.3	10.1	9.6

Total operating expenses	34.9	28.7	34.5	29.5

Operating income	9.5	10.7	5.4	10.6
Other income (expense), net	0.1	0.1	0.1	0.1

Income before income taxes	9.6	10.8	5.5	10.7
Income tax expense	3.0	3.4	1.7	3.5

Net income	6.6%	7.4%	3.8%	7.2%

Comparison of Three and Six Months Ended June 30, 2012 and July 2, 2011

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total revenue	$111,445	$108,082	$3,363	3.1%	$209,252	$214,359	$(5,107)	(2.4)%

Total revenue for the three months ended June 30, 2012 increased to $111.4 million, or 3.1%, compared to $108.1 million for the three months ended July 2, 2011. Revenue increased approximately $32.1 million, or 50.3%, in our home robots division and decreased approximately $28.8 million, or 65.1%, in our defense and security robots division.

The $32.1 million increase in revenue from our home robots division for the three months ended June 30, 2012 was driven by a 29.9% increase in units shipped and a 20.1% increase in net average selling price as compared to the three months ended July 2, 2011. In the three months ended June 30, 2012, international home robots revenue increased $23.3 million and domestic home robots revenue increased $8.8 million as compared to the three months ended July 2, 2011. Total home robots shipped in the three months ended June 30, 2012 were 426,000 units compared to 328,000 units in the three months ended July 2, 2011. The increase in home robots division revenue and units shipped was primarily attributable to a 56.2% increase in international sales of our home robots products and a 39.2% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our European and Asian markets, particularly Japan. This increase in demand was driven by demand for our Roomba 700 series robot and an increase in marketing programs by us and our international distributors. Home robots division revenue from international sales was 67.5% of total home robots division revenue in the three month period ending June 30, 2012 as compared to 64.9% in the three month period ended July 2, 2011. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by our recent domestic advertising campaign and expanded distribution of our Roomba 700 series robot. In addition, net average selling prices in the home robots division increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series robots in the current quarter and compared to the prior year.

The $28.8 million decrease in revenue from our defense and security robots division was driven by a $20.0 million decrease in defense and security robots revenue, a $7.0 million decrease in recurring contract development revenue generated under research and development contracts, and a $1.8 million decrease in product life cycle revenue (spare parts, accessories). The $20.0 million decrease in defense and security robots revenue was primarily due to a decrease in sales of PackBot and SUGV units in the three month period ended June 30, 2012 as compared to the three month period ended July 2, 2011. Total defense and security robots shipped in the three months ended June 30, 2012 were 49 units compared to 192 units in the three months ended July 2, 2011. The $1.8 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales. The $7.0 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV, Research and Maritime programs. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots division and contributed to the decrease in period-over-period revenue in this division. We cannot predict with any certainty the extent to which these funding delays will continue.

Total revenue for the six months ended June 30, 2012 decreased to $209.3 million, or 2.4%, compared to $214.4 million for the six months ended July 2, 2011. Revenue increased approximately $45.8 million, or 34.8%, in our home robots division and decreased approximately $50.9 million, or 61.7%, in our defense and security robots division.

The $45.8 million increase in revenue from our home robots division for the six months ended June 30, 2012 was driven by a 20.8% increase in units shipped and a 14.9% increase in net average selling price as compared to the six months ended July 2, 2011. In the six months ended June 30, 2012, international home robots revenue increased $33.3 million and domestic home robots revenue increased $12.5 million as compared to the six months ended July 2, 2011. Total home robots shipped in the six months ended June 30, 2012 were 818,000 units compared to 677,000 units in the six months ended July 2, 2011. The increase in home robots division revenue and units shipped was primarily attributable to a 36.4% increase in international sales of our home robots products and a 31.0% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our European and Asian markets, particularly Japan. This increase in demand was driven by demand for our Roomba 700 series robot and an increase in marketing programs by us and our international distributors. Home robots division revenue from international sales was 70.2% of total home robots division revenue in the six month period ending June 30, 2012 as compared to 69.3% in the six month period ended July 2, 2011. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by our recent domestic advertising campaign and expanded distribution of our Roomba 700 series robot. In addition, net average selling prices in the home robots division increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series robots in the first half of fiscal 2012 and compared to the prior year.

The $50.9 million decrease in revenue from our defense and security robots division was driven by a $30.9 million decrease in defense and security robot revenue, a $10.5 million decrease in recurring contract development revenue generated under research and development contracts, and a $9.5 million decrease in product life cycle revenue (spare parts, accessories). The $30.9 million decrease in defense and security robots revenue was primarily due to a decrease in sales of higher price PackBot and SUGV units in the six month period ended June 30, 2012 as compared to the six month period ended July 2, 2011. Net average selling price decreased by 53.8% due to product mix primarily attributable to FirstLook units shipped in the six month period ended June 30, 2012 which have a lower selling price than the PackBot and SUGV units that comprised a larger portion of the units shipped in the six-month period ended July 2, 2011. Total defense and security robots shipped in the six months ended June 30, 2012 were 187 units compared to 306 units in the six months ended July 2, 2011. The $9.5 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades. The $10.5 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV, Research and Maritime programs. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots division and contributed to the decrease in period-over-period revenue in this division. We cannot predict with any certainty the extent to which these funding delays will continue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$61,998	$65,546	$(3,548)	(5.4)%	$125,792	$128,369	$(2,577)	(2.0)%
As a percentage of total revenue	55.6%	60.6%			60.1%	59.9%

Total cost of revenue decreased to $62.0 million in the three months ended June 30, 2012, compared to $65.5 million in the three months ended July 2, 2011. The decrease is primarily due to the 74.5% decrease in defense and security units shipped offset by the 29.9% increase in home robots units shipped.

Total cost of revenue decreased to $125.8 million in the six months ended June 30, 2012, compared to $128.4 million in the six months ended July 2, 2011. The decrease is primarily due to the 38.9% decrease in defense and security units shipped and the product mix of those units, offset by the 20.8% increase in home robots units shipped.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$49,447	$42,536	$6,911	16.2%	$83,460	$85,990	$(2,530)	(2.9)%
As a percentage of total revenue	44.4%	39.4%			39.9%	40.1%

Gross margin increased $6.9 million, or 16.2%, to $49.4 million (44.4% of revenue) in the three months ended June 30, 2012 from $42.5 million (39.4% of revenue) in the three months ended July 2, 2011. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 7.6 percentage points and the defense and security robots division gross margin decreasing 34.0 percentage points. The 7.6 percentage point increase in the home robots division is primarily attributable to adjustments to our return provision and warranty accruals due to gradual improvement in returns and repairs resulting from sustained investment in product quality. Also contributing to this increase are changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, and improved leverage of our overhead expense against higher revenue in the three month period ended June 30, 2012 as compared to the three month period ended July 2, 2011. The 34.0 percentage point decrease in the defense and security robots division is primarily attributable to unfavorable absorption of our overhead expense against lower revenue and scrap and rework costs in the three month period ended June 30, 2012 as compared to the three month period ended July 2, 2011.

Gross margin decreased $2.5 million, or 2.9%, to $83.5 million (39.9% of revenue) in the six months ended June 30, 2012 from $86.0 million (40.1% of revenue) in the six months ended July 2, 2011. The decrease in gross margin as a percentage of revenue was the result of the defense and security robots division gross margin decreasing 42.6 percentage points offset by the home robots division gross margin increasing 4.0 percentage points. The 42.6 percentage point decrease in the defense and security robots division is primarily attributable to unfavorable absorption of our overhead expense against lower revenue and scrap and rework costs in the six month period ended June 30, 2012 as compared to the six month period ended July 2, 2011, and product mix primarily attributable to the lower-margin FirstLook units shipped in the first half of fiscal 2012 compared to PackBot and SUGV units shipped in the first half of fiscal 2011. The 4.0 percentage point increase in the home robots division is attributable to an adjustment to our return provision due to gradual improvement in returns resulting from sustained investment in product quality, changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, lower warranty expense, and improved leverage of our overhead expense against higher revenue in the six month period ended June 30, 2012 as compared to the six month period ended July 2, 2011.

Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$9,667	$8,146	$1,521	18.7%	$18,391	$16,875	$1,516	9.0%
As a percentage of total revenue	8.7%	7.6%			8.8%	7.9%

Research and development expenses increased $1.5 million, or 18.7%, to $9.7 million (8.7% of revenue) in the three months ended June 30, 2012 from $8.1 million (7.6% of revenue) in the three months ended July 2, 2011. The increase in research and development expenses is primarily due to increases in compensation, contractor, consultants and material associated with internal research and development projects in our home robots business unit partially offset by reduced compensation in our defense and security business unit. The increase in our home robots business unit is primarily the result of increased efforts in the areas of product development, including our efforts associated with the recently announced RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant) product that was jointly developed with, and being sold by, InTouch Technologies, Inc.

Research and development expenses increased $1.5 million, or 9.0%, to $18.4 million (8.8% of revenue) in the six months ended June 30, 2012 from $16.9 million (7.9% of revenue) in the six months ended July 2, 2011. The increase in research and development expenses is primarily due to increases in compensation, contractor, consultants and material associated with internal research and development projects in our home robots business unit partially offset by reduced compensation in our defense and security business unit. The increase in our home robots business unit is primarily the result of increased efforts in the areas of product development, including our efforts associated with the recently announced RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant) product that was jointly developed with, and being sold by, InTouch Technologies, Inc.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and six months ended June 30, 2012, these expenses amounted to $3.2 million and $8.7 million, compared to $7.7 million and $14.3 million for the three and six months ended July 2, 2011. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $12.9 million and $27.1 million for the three and six months ended June 30, 2012, compared to $15.9 million and $31.2 million for the three and six months ended July 2, 2011.

Selling and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$19,122	$12,767	$6,355	49.8%	$32,692	$25,748	$6,944	27.0%
As a percentage of total revenue	17.2%	11.8%			15.6%	12.0%

Selling and marketing expenses increased by $6.4 million, or 49.8%, to $19.1 million (17.2% of revenue) in the three months ended June 30, 2012 from $12.8 million (11.8% of revenue) in the three months ended July 2, 2011. This was driven by an increase in our home robots business unit of $6.8 million primarily attributable our recent multi-media advertising campaign focused on our domestic market for home robot products and increases in advertising as part of our continued

global marketing and branding efforts partially offset by a decrease of $0.4 million related to various corporate and defense and security division marketing activities for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011.

Selling and marketing expenses increased by $6.9 million, or 27.0%, to $32.7 million (15.6% of revenue) in the six months ended June 30, 2012 from $25.7 million (12.0% of revenue) in the six months ended July 2, 2011. This was driven by an increase in our home robots business unit of $7.6 million primarily attributable our recent multi-media advertising campaign focused on our domestic market for home robot products and increases in advertising as part of our continued global marketing and branding efforts partially offset by a decrease of $0.7 million related to various corporate and defense and security division marketing activities for the six months ended June 30, 2012 as compared to the six months ended July 2, 2011.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$10,022	$10,097	$(75)	(0.7)%	$21,064	$20,697	$367	1.8%
As a percentage of total revenue	9.0%	9.3%			10.1%	9.6%

General and administrative expenses decreased by $0.1 million, or 0.7%, to $10.0 million (9.0% of revenue) in the three months ended June 30, 2012 from $10.1 million (9.3% of revenue) in the three months ended July 2, 2011. General and administrative expenses increased by $0.4 million, or 1.8%, to $21.1 million (10.1% of revenue) in the six months ended June 30, 2012 from $20.7 million (9.6% of revenue) in the six months ended July 2, 2011. General and administrative expenses did not change significantly in the three and six months ended June 30, 2012 compared to the three and six months ended July 2, 2011.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense)	$60	$112	$(52)	(46.4)%	$280	$350	$(70)	(20.0)%
As a percentage of total revenue	0.1%	0.1%			0.1%	0.1%

Other income (expense), net, amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2012 and July 2, 2011. Other income(expense), net, for the three and six month periods ended June 30, 2012 and July 2, 2011 consisted primarily of interest income.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30, 2012	July 2, 2011	Dollar Change	Percent Change	June 30, 2012	July 2, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$3,321	$3,614	$(293)	(8.1)%	$3,565	$7,519	$(3,954)	(52.6)%
As a percentage of total revenue	3.0%	3.4%			1.7%	3.5%

We recorded a tax provision of $3.3 million and $3.6 million for the three month periods ended June 30, 2012 and July 2, 2011, respectively. The $3.3 million provision for the three month period ended June 30, 2012 was based upon a projected 2012 effective income tax rate of 31%. The $3.6 million provision for the three month period ended July 2, 2011 was based upon a projected 2011 effective tax rate of 33%.

We recorded a tax provision of $3.6 million and $7.5 million for the six month periods ended June 30, 2012 and July 2, 2011, respectively. The $3.6 million provision for the six month period ended June 30, 2012 was based upon a projected 2012 effective income tax rate of 31%. The $7.5 million provision for the six month period ended July 2, 2011 was based upon a projected 2011 effective tax rate of 33%.

The decrease in the projected effective tax rates from 33% in 2011 to 31% in 2012 was primarily due an increase in state research and development tax credits.

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $156.5 million, short-term investments of $20.2 million and accounts receivable of $39.5 million.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 30, 2012 and July 2, 2011, we spent $3.0 million and $7.2 million, respectively, on capital equipment.

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

The balance of cash and short-term investments of $176.7 million at June 30, 2012 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of June 30, 2012, we did not have any borrowings outstanding under our working capital line of credit and had $1.4 million in letters of credit outstanding under our revolving letter of credit facility.

Discussion of Cash Flows

Net cash used in operating activities for the six months ended June 30, 2012 was $0.5 million, a decrease of $5.4 million compared to the $5.9 million of net cash used in operating activities for the six months ended July 2, 2011. The decrease in net cash used in operating activities was primarily driven by the following factors:

•	A decrease in cash of $7.5 million resulting from net income of $8.0 million in 2012 versus net income of $15.5 million in 2011;

•	An increase in cash of $1.2 million resulting from an increase in stock-based compensation expense to $5.4 million in 2012 from $4.2 million in 2011;

•

A decrease in cash of $8.7 million resulting from an increase in deferred tax assets of $4.2 million in 2012 versus a decrease of $4.5 million in 2011, primarily due to changes in book-tax differences associated with fixed asset depreciation and stock-based compensation expense;

•

An increase in cash of $4.6 million resulting from an increase in the tax benefit associated with excess stock-based compensation deductions of $1.0 million in 2012 versus an increase of $5.6 million in 2011;

•

An increase in cash of $8.6 million resulting from a decrease in accounts receivable (including unbilled revenue) of $4.1 million in 2012 versus an increase of $4.5 million in 2011, primarily due to a decline in revenue and an improvement in days sales outstanding;

•

An increase in cash of $3.5 million resulting from an increase in inventory of $3.5 million in 2012 versus an increase of $7.0 million in 2011, primarily due to improvements in inventory planning and management systems and procedures, and a focus on inventory level control in response to lower revenue growth expectations in 2012;

•

An increase in cash of $4.4 million resulting from an increase in other assets of $0.4 million in 2012 versus an increase of $4.8 million in 2011, primarily due to a reduction in prepaid taxes in 2012 versus an increase in prepaid taxes in 2011;

•

An increase in cash of $2.2 million resulting from a decrease in accounts payable of $3.2 million in 2012 versus a decrease of $5.4 million in 2011, primarily due to the timing of purchases and payments to suppliers and an improvement in days payables outstanding;

•

A decrease in cash of $1.4 million resulting from a decrease in accrued expenses of $3.3 million in 2012 versus a decrease of $1.9 million in 2011, primarily due to a reduction in accrued warranty expense in 2012;

•

An increase in cash of $1.8 million resulting from an increase in deferred revenue of $0.3 million in 2012 versus a decrease of $1.5 million in 2011, primarily due to an increase in customer advance payments in 2012 and a reduction in customer advance payments in 2011; and

•

A decrease in cash of $3.4 million resulting from a decrease in accrued compensation of $8.1 million in 2012 versus a decrease of $4.7 million in 2011, primarily due to a reduction in the incentive compensation accrual rate in 2012.

Net cash used in investing activities for the six months ended June 30, 2012 was $11.5 million, representing an increase of $4.3 million compared to the $7.2 million of net cash used in investing activities for the six months ended July 2, 2011. This increase in net cash used in investing activities was primarily due to:

•	An investment of $6.0 million in preferred shares of InTouch Technologies, Inc. in 2012;

•	The sale of investments of $2.5 million in 2012, compared to the sale of investments of $5.0 million in 2011; and

•

The purchase of property and equipment of $3.0 million in 2012, compared to $7.2 million in 2011. The reduction in spending on capital equipment in 2012 is primarily due to a reduction in spending on leasehold improvements, production tooling and equipment, and product manufactured for demonstration and product development purposes.

Net cash provided by financing activities for the six months ended June 30, 2012 was $2.2 million, a decrease of $11.2 million compared to the $13.4 million of net cash provided by financing activities for the six months ended July 2, 2011. The decrease is due primarily to a decrease in proceeds from stock option exercises of $6.6 million and a decrease in the tax benefit associated with excess stock-based compensation deductions of $4.6 million.

Working Capital Facilities

Credit Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of June 30, 2012, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.

As of June 30, 2012, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of June 30, 2012, we were in compliance with all covenants under the revolving credit facility.

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

As of June 30, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

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

As of June 30, 2012, we were in compliance with all covenants under the revolving letter of credit facility.

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

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of June 30, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$2,824	$5,016	$5,010	$6,935	$19,785
Minimum contractual obligations	340	3,969	—	—	4,309
Other obligations	195	405	—	—	600

Total	$3,359	$9,390	$5,010	$6,935	$24,694

Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

At June 30, 2012, we had unrestricted cash and cash equivalents of $156.5 million and short term investments of $20.2 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2012, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of June 30, 2012, we do not have any borrowings outstanding under our working capital line of credit. As of June 30, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our equity securities during the three months ended June 30, 2012 by or on behalf of us or any affiliated purchaser:

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning April 1, 2012 and ended April 28, 2012	15,535	(1)	$26.52	(2)	—	—
Fiscal month beginning April 29, 2012 and ended May 26, 2012	—		—		—	—
Fiscal month beginning May 27, 2012 and ended June 30, 2012	6,263	(1)	$21.71	(2)	—	—

Total	21,798	(1)	$25.14	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.
(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.
(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended June 30, 2012.

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

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 3, 2012	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934