Form 10-Q
period 2012-09-29
IROBOT CORP
filed 2012-11-02
CIK 1159167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 29, 2012

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

The number of shares outstanding of the Registrant’s Common Stock as of October 30, 2012 was 27,756,231.

iROBOT CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2012

Consolidated Balance Sheets

(unaudited)

	September 29, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$169,658	$166,308
Short term investments	20,061	17,811
Accounts receivable, net of allowance of $85 at September 29, 2012 and $88 at December 31, 2011	53,379	43,338
Unbilled revenue	1,693	2,362
Inventory	32,592	31,089
Deferred tax assets	14,882	15,344
Other current assets	4,608	7,928

Total current assets	296,873	284,180
Property and equipment, net	24,838	29,029
Deferred tax assets	10,424	6,127
Other assets	18,599	12,877

Total assets	$350,734	$332,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,317	$48,406
Accrued expenses	18,713	17,188
Accrued compensation	9,037	17,879
Deferred revenue and customer advances	2,118	1,527

Total current liabilities	68,185	85,000
Long term liabilities	3,940	4,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,725,543 and 27,216,555 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	277	272
Additional paid-in capital	196,702	184,395
Retained earnings	81,375	58,140
Accumulated other comprehensive income	255	151

Total stockholders’ equity	278,609	242,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$350,734	$332,213

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Product revenue	$121,174	$109,993	$320,676	$304,100
Contract revenue	5,124	10,380	14,874	30,632

Total revenue	126,298	120,373	335,550	334,732

Cost of revenue:
Cost of product revenue (1)	67,008	63,670	184,078	177,695
Cost of contract revenue (1)	4,388	6,660	13,110	21,004

Total cost of revenue	71,396	70,330	197,188	198,699

Gross margin	54,902	50,043	138,362	136,033

Operating expenses:
Research and development (1)	8,406	8,948	26,797	25,823
Selling and marketing (1)	12,436	14,553	45,128	40,301
General and administrative (1)	11,326	10,962	32,390	31,659

Total operating expenses	32,168	34,463	104,315	97,783

Operating income	22,734	15,580	34,047	38,250
Other income (expense), net	197	(92)	477	258

Income before income taxes	22,931	15,488	34,524	38,508
Income tax expense	7,724	1,436	11,289	8,955

Net income	$15,207	$14,052	$23,235	$29,553

Net income per share
Basic	$0.55	$0.52	$0.84	$1.11
Diluted	$0.54	$0.50	$0.82	$1.06
Number of shares used in calculations per share
Basic	27,650	26,902	27,520	26,568
Diluted	28,321	27,940	28,323	27,823

(1)	Total stock-based compensation recorded in the three and nine months ended September 29, 2012 and October 1, 2011 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of product revenue	$306	$344	$892	$915
Cost of contract revenue	129	115	320	365
Research and development	219	162	773	481
Selling and marketing	158	174	574	513
General and administrative	1,796	1,401	5,464	4,112

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income, as reported	$15,207	$14,052	$23,235	$29,553
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	50	(97)	104	(2)

Total comprehensive income	$15,257	$13,955	$23,339	$29,551

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$23,235	$29,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,181	7,237
Loss on disposal of property and equipment	778	476
Stock-based compensation	8,023	6,386
Deferred income taxes, net	(2,855)	6,449
Tax benefit of excess stock based compensation deductions	(1,461)	(6,002)
Non-cash director deferred compensation	64	126
Changes in operating assets and liabilities — (use) source
Accounts receivable	(10,041)	(7,344)
Unbilled revenue	669	(3,887)
Inventory	(1,503)	(4,829)
Other assets	3,266	(6,572)
Accounts payable	(10,089)	1,833
Accrued expenses	1,596	(530)
Accrued compensation	(8,842)	(2,782)
Deferred revenue and customer advances	591	(1,176)
Long term liabilities	(315)	143

Net cash provided by operating activities	11,297	19,081

Cash flows from investing activities:
Additions of property and equipment	(4,067)	(10,357)
Change in other assets	(6,000)	—
Purchases of investments	(5,086)	(5,000)
Sales of investments	2,500	5,000

Net cash used in investing activities	(12,653)	(10,357)

Cash flows from financing activities:
Proceeds from stock option exercises	4,022	9,398
Income tax withholding payment associated with restricted stock vesting	(777)	(845)
Tax benefit of excess stock-based compensation deductions	1,461	6,002

Net cash provided by financing activities	4,706	14,555

Net increase in cash and cash equivalents	3,350	23,279
Cash and cash equivalents, at beginning of period	166,308	108,383

Cash and cash equivalents, at end of period	$169,658	$131,662

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,166	$7,946

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

The accompanying unaudited financial data as of September 29, 2012 and for the three and nine months ended September 29, 2012 and October 1, 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 17, 2012.

In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of September 29, 2012 and results of operations and cash flows for the periods ended September 29, 2012 and October 1, 2011 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

During the three month period ended September 29, 2012, the Company realized an additional benefit to revenue of $7.7 million based on amendments or customer agreements that were either signed or became effective during the quarter that limited the amount of future returns for defective product.

Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of September 29, 2012, fiscal years 2007, 2008, 2009, 2010 and 2011 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

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

Net Income Per Share

The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$15,207	$14,052	$23,235	$29,553

Weighted-average shares outstanding	27,650	26,902	27,520	26,568
Dilutive effect of employee stock options and restricted shares	671	1,038	803	1,255

Diluted weighted-average shares outstanding	28,321	27,940	28,323	27,823

Basic income per share	$0.55	$0.52	$0.84	$1.11
Diluted income per share	$0.54	$0.50	$0.82	$1.06

Potentially dilutive securities representing approximately 0.9 million and 0.5 million shares of common stock for the three month periods ended September 29, 2012 and October 1, 2011, respectively, and approximately 0.7 million and 0.3 million shares of common stock for the nine month periods ended September 29, 2012 and October 1, 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examination by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2008, although carryforward attributes that were generated prior to fiscal year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The IRS is currently examining the Company’s tax returns for the years 2008, 2009, 2010 and 2011.

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates.

The Company recorded a tax provision of $7.7 million and $1.4 million for the three month periods ended September 29, 2012 and October 1, 2011, respectively. The $7.7 million provision for the three month period ended September 29, 2012 was based upon a projected 2012 effective income tax rate of 32%. The $1.4 million provision for the three month period ended October 1, 2011 was based upon a projected 2011 effective tax rate of 31%. The Company recorded a tax provision of $11.3 million and $9.0 million for the nine month periods ended September 29, 2012 and October 1, 2011, respectively. The $11.3 million provision for the nine month period ended September 29, 2012 was based upon a projected 2012 effective income tax rate of 32%. The $9.0 million provision for the nine month period ended October 1, 2011 was based upon a projected 2011 effective tax rate of 31%. The increase in the projected effective tax rates from 31% in 2011 to 32% in 2012 was primarily due to the expiration of federal research and development tax credits at the end of 2011, partially offset by an increase in state research and development tax credits.

Comprehensive Income

Comprehensive income includes unrealized gains (losses) on certain investments. The differences between net income and comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income, as reported	$15,207	$14,052	$23,235	$29,553
Unrealized gains (losses) on investments, net of tax	50	(97)	104	(2)

Total comprehensive income	$15,257	$13,955	$23,339	$29,551

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

The Company’s assets measured at fair value on a recurring basis at September 29, 2012, were as follows:

	Fair Value Measurements as of September 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$80,306	$—	$—
Corporate bonds	—	20,061	—

Total assets measured at fair value	$80,306	$20,061	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$117,196	$—	$—
U.S. Government bonds	—	2,502	—
Corporate bonds	—	15,309	—

Total assets measured at fair value	$117,196	$17,811	$—

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

In July 2012, the FASB issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amended guidance is effective for annual and interim impairment tests performed fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory

Inventory consists of the following:

	September 29, 2012	December 31, 2011
	(In thousands)
Raw materials	$7,104	$7,769
Finished goods	25,488	23,320

	$32,592	$31,089

4. Stock Option Plans

The Company has options outstanding under three stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2005 Stock Option and Incentive Plan (the “2005 Plan” and together with the 1994 Plan and the 2004 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of September 29, 2012, there were 3,326,586 shares available for future grant under the 2005 Plan.

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

On September 7, 2012, the Company granted to certain employees, including executive officers, stock options totaling 98,000 shares of the Company’s common stock and 120,450 restricted stock units. Each of the above stock options have a per share exercise price of $25.99, the closing price of the Company’s common stock on NASDAQ on September 7, 2012. The stock options and restricted stock units generally vest over a four year period.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 29, 2012	December 31, 2011
	(In thousands)
Accrued warranty	$9,546	$10,306
Accrued direct fulfillment costs	453	1,907
Accrued rent	703	726
Accrued sales commissions	419	411
Accrued accounting fees	346	354
Accrued income taxes	4,136	—
Accrued other	3,110	3,484

	$18,713	$17,188

6. Commitments and Contingencies

Lease Obligations

Rental expense under operating leases for the three months ended September 29, 2012 and October 1, 2011 were $1.0 million and $1.1 million, respectively, and for the nine months ended September 29, 2012 and October 1, 2011 were $3.2 million and $3.1 million, respectively. Future minimum rental payments under operating leases were as follows as of September 29, 2012:

Operating Leases
(In thousands)
Remainder of 2012	$740
2013	2,574
2014	2,505
2015	2,505
2016	2,505
Thereafter	8,187

Total minimum lease payments	$19,016

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

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2012 and December 31, 2011, respectively.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)		(In thousands)
Balance at beginning of period	$8,990	$9,472	$10,306	$9,284
Provision	1,080	1,266	1,318	3,531
Warranty usage(1)	(524)	(479)	(2,078)	(2,556)

Balance at end of period	$9,546	$10,259	$9,546	$10,259

(1)	Warranty usage includes the expiration of product warranties unutilized.

Inventory

Based upon its business outlook, the Company provides purchase orders and material authorizations to its contract manufacturers for future delivery of finished goods. On the basis of these purchase orders and material authorizations, the Company’s contract manufacturers order components from their respective suppliers. Should the Company’s business outlook not materialize as expected, it may be contractually obligated to purchase from the contract manufacturers inventory they have secured on behalf of the Company, which may be in excess of customer demand. The Company continually evaluates whether any such obligation or exposure exists and records a liability in the period in which such obligations or exposure are identified.

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

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Home Robots	$96,291	$72,341	$273,887	$204,116
Defense & Security	30,007	48,032	61,663	130,616

Total revenue	126,298	120,373	335,550	334,732

Cost of revenue:
Home Robots	47,526	39,693	138,488	112,396
Defense & Security	23,870	30,637	58,700	86,303

Total cost of revenue	71,396	70,330	197,188	198,699

Gross margin:
Home Robots	48,765	32,648	135,399	91,720
Defense & Security	6,137	17,395	2,963	44,313

Total gross margin	54,902	50,043	138,362	136,033

Research and development	8,406	8,948	26,797	25,823
Selling and marketing	12,436	14,553	45,128	40,301
General and administrative	11,326	10,962	32,390	31,659
Other income (expense), net	197	(92)	477	258

Income before income taxes	$22,931	$15,488	$34,524	$38,508

Geographic Information

For the three months ended September 29, 2012 and October 1, 2011, sales to non-U.S. customers accounted for 51.9% and 46.9% of total revenue, respectively, and for the nine months ended September 29, 2012 and October 1, 2011, sales to non-U.S. customers accounted for 58.5% and 46.8% of total revenue, respectively.

Significant Customers

For the three months ended September 29, 2012 and October 1, 2011, U.S. federal government orders, contracts and subcontracts accounted for 21.5% and 36.8% of total revenue, respectively. For the nine months ended September 29, 2012 and October 1, 2011, U.S. federal government orders, contracts and subcontracts accounted for 15.1% and 35.1% of total revenue, respectively.

For the three months ended September 29, 2012, the Company generated 21.7% and 11.7%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended October 1, 2011, the Company generated 13.0% and 12.7%, respectively, of total revenue from two of its international distributors of home robot products.

For the nine months ended September 29, 2012, the Company generated 20.7% and 17.4%, respectively, of total revenue from two of its international distributors of home robots products. For the nine months ended October 1, 2011, the Company generated 11.7% and 10.9%, respectively, of total revenue from two of its international distributors of home robot products.

8. Goodwill, Other Intangible Assets and Other Assets

The carrying amount of the goodwill at September 29, 2012 of $7.9 million is from the acquisition of Nekton Research, LLC completed in September 2008 and is included in other assets on the Balance Sheet.

Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.

Intangible assets at September 29, 2012 and December 31, 2011 consisted of the following:

	September 29, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$3,700	$1,511	$2,189	$3,700	$1,233	$2,467
Research contracts	100	100	—	100	100	—
Tradename	700	700	—	700	700	—

Total	$4,500	$2,311	$2,189	$4,500	$2,033	$2,467

Amortization expense related to acquired intangible assets was $92,500 and $110,000 for the three months ended September 29, 2012 and October 1, 2011, respectively. Amortization expense related to acquired intangible assets was $277,500 and $327,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2012	$92
2013	370
2014	370
2015	370
2016	370
Thereafter	617

Total	$2,189

9. Subsequent Events

On October 1, 2012, the Company acquired all of the issued and outstanding shares of capital stock of Evolution Robotics, Inc. (“Evolution”). At the closing, the Company paid approximately $74.9 million in cash. Pursuant to the Agreement and Plan of Merger, $8.9 million of the purchase price was placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Evolution’s representations and warranties, covenants and agreements, and $250,000 of the purchase price was deposited in escrow to satisfy, in part, any payments due to the Company for certain adjustments to the calculation of the working capital of Evolution.

In October 2012, the Company initiated certain actions to reduce costs in its defense and security robots division. These actions are expected to result in a fourth quarter restructuring charge of $4 million to $5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Seaglider, Ava, our home robots and defense and security robots divisions, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot and Scooba floor washing robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot, Small Unmanned Ground Vehicle (SUGV), and FirstLook tactical ground military robots perform battlefield reconnaissance and bomb disposal. Our 1KA Seaglider unmanned underwater robot performs long endurance oceanic missions. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 and Capability Maturity Model Integration. These certifications enable us to service our military products and services.

As of September 29, 2012, we had 590 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in military and consumer markets, positions us to capitalize on the expected growth in the market for robots.

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

During the three and nine month periods ended September 29, 2012, strong growth in our domestic and international markets for home robots products drove increases in home robots business unit revenue of 33% and 34%, respectively, as compared to the three and nine month periods ended October 1, 2011. These increases in home robots revenue resulted primarily from our domestic advertising campaign, an increase in international marketing programs by us and our international distributors, and the expanded distribution of our Roomba 700 series robot. Offsetting these increases were decreases in our defense and security business unit revenue of 38% and 53%, respectively, for the same periods due to U.S. government funding and program delays. We expect revenue generated by our home robots business unit to comprise a greater percentage of our total revenue for fiscal 2012 as compared to fiscal 2011.

During the three month period ended June 30, 2012, we completed our periodic assessment of customer defective product returns in our home robots business unit. This assessment demonstrated lower actual returns experience than the estimates included on our historical returns reserve. We believe these lower actual returns are the result of our sustained investment in product quality. In the second quarter, we accordingly adjusted our accrual rates to reflect these lower return rates resulting in a $3.3 million benefit to revenue, and a $0.08 per share benefit to net income per share. During the three month period ended September 29, 2012, we realized an additional benefit to revenue of $7.7 million, and a $0.18 per share benefit to net income per share, related to customer defective product returns based on amended customer agreements, which we believe resulted from our sustained investment in product quality.

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

Overview of Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue
Product revenue	95.9%	91.4%	95.6%	90.8%
Contract revenue	4.1	8.6	4.4	9.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of product revenue	53.0	52.9	54.9	53.1
Cost of contract revenue	3.5	5.5	3.9	6.3

Total cost of revenue	56.5	58.4	58.8	59.4

Gross margin	43.5	41.6	41.2	40.6

Operating expenses
Research and development	6.7	7.4	8.0	7.7
Selling and marketing	9.8	12.1	13.4	12.0
General and administrative	9.0	9.1	9.7	9.5

Total operating expenses	25.5	28.6	31.1	29.2

Operating income	18.0	13.0	10.1	11.4
Other income (expense), net	0.2	(0.1)	0.2	0.1

Income before income taxes	18.2	12.9	10.3	11.5
Income tax expense	6.1	1.2	3.4	2.7

Net income	12.1%	11.7%	6.9%	8.8%

Comparison of Three and Nine Months Ended September 29, 2012 and October 1, 2011

Revenue

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$126,298	$120,373	$5,925	4.9%	$335,550	$334,732	$818	0.2%

Total revenue for the three months ended September 29, 2012 increased to $126.3 million, or 4.9%, compared to $120.4 million for the three months ended October 1, 2011. Revenue increased approximately $23.9 million, or 33.1%, in our home robots division and decreased approximately $18.0 million, or 37.5%, in our defense and security robots division.

The $23.9 million increase in revenue from our home robots division for the three months ended September 29, 2012 was driven by a 23.4% increase in units shipped and a 7.9% increase in net average selling price as compared to the three months ended October 1, 2011. In the three months ended September 29, 2012, international home robots revenue increased $9.0 million and domestic home robots revenue increased $14.9 million as compared to the three months ended October 1, 2011. Total home robots shipped in the three months ended September 29, 2012 were 416,000 units compared to 337,000 units in the three months ended October 1, 2011. The increase in home robots division revenue and units shipped was primarily attributable to a 83.3% increase in domestic sales of our home robots products and a 16.5% increase in international sales of our home robots products. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by our recent domestic advertising campaign, expanded distribution of our Roomba 700 series robot and adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality. The increase in international sales is due primarily to increased demand in our European market. This increase in demand was driven by demand for our Roomba 700 series robot and an increase in marketing programs by us and our international distributors. Home robots division revenue from international sales was 65.8% of total home robots division revenue in the three month period ending September 29, 2012 as compared to 75.2% in the three month period ended October 1, 2011. In addition, net average selling prices in the home robots division increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series robots in the current quarter and compared to the prior year.

The $18.0 million decrease in revenue from our defense and security robots division was driven by a $15.5 million decrease in defense and security robots revenue and a $5.2 million decrease in recurring contract development revenue generated under research and development contracts, partially offset by a $2.7 million increase in product life cycle revenue (spare parts, accessories). The $15.5 million decrease in defense and security robots revenue was primarily due to a decrease in sales of PackBot and SUGV units in the three month period ended September 29, 2012 as compared to the three month period ended October 1, 2011. Total defense and security robots shipped in the three months ended September 29, 2012 were 76 units compared to 194 units in the three months ended October 1, 2011. The $2.7 million increase in product life cycle revenue is due to increased sales of Packbot spares. The $5.2 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV, Research and Maritime programs. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots division and contributed to the decrease in period-over-period revenue in this division. We cannot predict with any certainty the extent to which these funding delays will continue.

Total revenue for the nine months ended September 29, 2012 increased to $335.6 million, or 0.2%, compared to $334.7 million for the nine months ended October 1, 2011. Revenue increased approximately $69.8 million, or 34.2%, in our home robots division and decreased approximately $68.9 million, or 52.8%, in our defense and security robots division.

The $69.8 million increase in revenue from our home robots division for the nine months ended September 29, 2012 was driven by a 21.7% increase in units shipped and a 12.2% increase in net average selling price as compared to the nine months ended October 1, 2011. In the nine months ended September 29, 2012, international home robots revenue increased $42.3 million and domestic home robots revenue increased $27.5 million as compared to the nine months ended October 1, 2011. Total home robots shipped in the nine months ended September 29, 2012 were 1,234,000 units compared to 1,014,000 units in the nine months ended October 1, 2011. The increase in home robots division revenue and units shipped was primarily attributable to a 29.0% increase in international sales of our home robots products and a 47.1% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our European and Asian markets, particularly Japan. This increase in demand was driven by our Roomba 700 series robot and an increase in marketing programs by us and our international distributors. Home robots division revenue from international sales was 68.6% of total home robots division revenue in the nine month period ending September 29, 2012 as compared to 71.4% in the nine month period ended October 1, 2011. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by our recent domestic advertising campaign, expanded distribution of our Roomba 700 series robot and adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality. In addition, net average selling prices in the home robots division increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series robots in the nine month period ended September 29, 2012 compared to the nine month period ended October 1, 2011.

The $68.9 million decrease in revenue from our defense and security robots division was driven by a $46.4 million decrease in defense and security robot revenue, a $15.7 million decrease in recurring contract development revenue generated under research and development contracts, and a $6.8 million decrease in product life cycle revenue (spare parts, accessories). The $46.4 million decrease in defense and security robots revenue was primarily due to a decrease in sales of higher price PackBot and SUGV units in the nine month period ended September 29, 2012 as compared to the nine month period ended October 1, 2011. Net average selling price decreased by 63.5% due to product mix primarily attributable to FirstLook units shipped in the nine month period ended September 29, 2012 which have a lower selling price than the PackBot and SUGV units that comprised a larger portion of the units shipped in the nine-month period ended October 1, 2011. Total defense and security robots shipped in the nine months ended September 29, 2012 were 263 units compared to 500 units in the nine months ended October 1, 2011. The $15.7 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV, Research and Maritime programs. The $6.8 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots division and contributed to the decrease in period-over-period revenue in this division. We cannot predict with any certainty the extent to which these funding delays will continue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total cost of revenue	$71,396	$70,330	$1,066	1.5%	$197,188	$198,699	$(1,511)	(0.8)%
As a percentage of total revenue	56.5%	58.4%			58.8%	59.4%

Total cost of revenue increased to $71.4 million in the three months ended September 29, 2012, compared to $70.3 million in the three months ended October 1, 2011. The increase is primarily due to the 23.4% increase in home robots units shipped offset by the 60.8% decrease in defense and security units shipped and the product mix of those units.

Total cost of revenue decreased to $197.2 million in the nine months ended September 29, 2012, compared to $198.7 million in the nine months ended October 1, 2011. The decrease is primarily due to the 47.4% decrease in defense and security units shipped and the product mix of those units, offset by the 21.7% increase in home robots units shipped.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$54,902	$50,043	$4,859	9.7%	$138,362	$136,033	$2,329	1.7%
As a percentage of total revenue	43.5%	41.6%			41.2%	40.6%

Gross margin increased $4.9 million, or 9.7%, to $54.9 million (43.5% of revenue) in the three months ended September 29, 2012 from $50.0 million (41.6% of revenue) in the three months ended October 1, 2011. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 5.5 percentage points and the defense and security robots division gross margin decreasing 15.7 percentage points. The 5.5 percentage point increase in the home robots division is primarily attributable to adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality. Also contributing to this increase is improved leverage of our overhead expense against higher revenue in the three month period ended September 29, 2012 as compared to the three month period ended October 1, 2011. The 15.7 percentage point decrease in the defense and security robots division is primarily attributable to unfavorable absorption of our overhead expense against lower revenue, scrap, rework and excess and obsolete inventory costs in the three month period ended September 29, 2012 as compared to the three month period ended October 1, 2011.

Gross margin increased $2.3 million, or 1.7%, to $138.4 million (41.2% of revenue) in the nine months ended September 29, 2012 from $136.0 million (40.6% of revenue) in the nine months ended October 1, 2011. The increase in gross margin as a percentage of revenue was the result of the home robots division gross margin increasing 4.5 percentage points offset by the defense and security robots division gross margin decreasing 29.1 percentage points. The 4.5 percentage point increase in the home robots division is attributable to adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality, changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, lower warranty expense, and improved leverage of our overhead expense against higher revenue in the nine month period ended September 29, 2012 as compared to the nine month period ended October 1, 2011 The 29.1 percentage point decrease in the defense and security robots division is primarily attributable to unfavorable absorption of our overhead expense against lower revenue, scrap, rework and excess and obsolete inventory costs in the nine month period ended September 29, 2012 as compared to the nine month period ended October 1, 2011, and product mix primarily attributable to the lower-margin FirstLook units shipped in the nine month period ended September 29, 2012 compared to PackBot and SUGV units shipped in the nine month period ended October 1, 2011.

Research and Development

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$8,406	$8,948	$(542)	(6.1)%	$26,797	$25,823	$974	3.8%
As a percentage of total revenue	6.7%	7.4%			8.0%	7.7%

Research and development expenses decreased $0.5 million, or 6.1%, to $8.4 million (6.7% of revenue) in the three months ended September 29, 2012 from $8.9 million (7.4% of revenue) in the three months ended October 1, 2011. The decrease in research and development expenses is primarily due to reduced compensation associated with internal research and development projects in our defense and security business unit partially offset by increases in compensation and contractor expense associated with internal research and development projects in our home robots business unit.

Research and development expenses increased $1.0 million, or 3.8%, to $26.8 million (8.0% of revenue) in the nine months ended September 29, 2012 from $25.8 million (7.7% of revenue) in the nine months ended October 1, 2011. The increase in research and development expenses is primarily due to increases in compensation, contractor, consultants and material associated with internal research and development projects in our home robots business unit partially offset by reduced compensation, contractor, consultants and material expense in our defense and security business unit. The increase in our home robots business unit is primarily the result of increased efforts in the areas of product development, including our efforts associated with the recently announced RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant) product that was jointly developed with, and being sold by, InTouch Technologies, Inc.

In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three and nine months ended September 29, 2012, these expenses amounted to $4.4 million and $13.1 million, compared to $6.7 million and $21.0 million for the three and nine months ended October 1, 2011. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $12.8 million and $39.9 million for the three and nine months ended September 29, 2012, compared to $15.6 million and $46.8 million for the three and nine months ended October 1, 2011.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$12,436	$14,553	$(2,117)	(14.5)%	$45,128	$40,301	$4,827	12.0%
As a percentage of total revenue	9.8%	12.1%			13.4%	12.0%

Selling and marketing expenses decreased by $2.1 million, or 14.5%, to $12.4 million (9.8% of revenue) in the three months ended September 29, 2012 from $14.6 million (12.1% of revenue) in the three months ended October 1, 2011. This was driven by a decrease in our home robots business unit of $1.8 million primarily attributable to lower direct fulfillment costs in three month period ending September 29, 2012 as compared to the three month period ending October 1, 2011 and higher promotion expense in the three month period ending October 1, 2011 as compared to the three month period ending September 29, 2012 relating to the introduction of our Roomba 700 series robot into our Asia-Pacific market. In addition, there was a decrease of $0.3 million related to various corporate and defense and security division marketing activities for the three months ended September 29, 2012 as compared to the three months ended October 1, 2011.

Selling and marketing expenses increased by $4.8 million, or 12.0%, to $45.1 million (13.4% of revenue) in the nine months ended September 29, 2012 from $40.3 million (12.0% of revenue) in the nine months ended October 1, 2011. This was driven by an increase in our home robots business unit of $5.7 million primarily attributable to our recent multi-media advertising campaign focused on our domestic market for home robot products and increases in advertising as part of our continued global marketing and branding efforts partially offset by a decrease of $0.9 million related to various corporate and defense and security division marketing activities for the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$11,326	$10,962	$364	3.3%	$32,390	$31,659	$731	2.3%
As a percentage of total revenue	9.0%	9.1%			9.7%	9.5%

General and administrative expenses increased by $0.4 million, or 3.3%, to $11.3 million (9.0% of revenue) in the three months ended September 29, 2012 from $11.0 million (9.1% of revenue) in the three months ended October 1, 2011. This increase is primarily attributable to increases in legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, stock based compensation expense and depreciation partially offset by a decrease in incentive compensation expense in the three months ended September 29, 2012 as compared to the three months ended October 1, 2011.

General and administrative expenses increased by $0.7 million, or 2.3%, to $32.4 million (9.7% of revenue) in the nine months ended September 29, 2012 from $31.7 million (9.5% of revenue) in the nine months ended October 1, 2011. This increase is primarily attributable to increases in stock based compensation expense, legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, depreciation, compensation and employee benefits expense, partially offset by a decrease in incentive compensation expense in the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense)	$197	$(92)	$289	314.1%	$477	$258	$219	84.9%
As a percentage of total revenue	0.2%	(0.1)%			0.2%	0.1%

Other income (expense), net, amounted to $0.2 million and $(0.1) million for the three and nine months ended September 29, 2012 and October 1, 2011, respectively. Other income (expense), net, amounted to $0.5 million and $0.3 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Other income(expense), net, for the three and nine month periods ended September 29, 2012 and October 1, 2011 consisted primarily of interest income partially offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations .

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 29, 2012	October 1, 2011	Dollar Change	Percent Change	September 29, 2012	October 1, 2011	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$7,724	$1,436	$6,288	437.9%	$11,289	$8,955	$2,334	26.1%

We recorded a tax provision of $7.7 million and $1.4 million for the three month periods ended September 29, 2012 and October 1, 2011, respectively. The $7.7 million provision for the three month period ended September 29, 2012 was based upon a projected 2012 effective income tax rate of 32%. The $1.4 million provision for the three month period ended October 1, 2011 was based upon a projected 2011 effective tax rate of 31%.

We recorded a tax provision of $11.3 million and $9.0 million for the nine month periods ended September 29, 2012 and October 1, 2011, respectively. The $11.3 million provision for the nine month period ended September 29, 2012 was based upon a projected 2012 effective income tax rate of 32%. The $9.0 million provision for the nine month period ended October 1, 2011 was based upon a projected 2011 effective tax rate of 31%.

The increase in the projected effective tax rates from 31% in 2011 to 32% in 2012 was primarily due to the expiration of federal research and development tax credits at the end of 2011, partially offset by an increase in state research and development tax credits.

Liquidity and Capital Resources

At September 29, 2012, our principal sources of liquidity were cash and cash equivalents totaling $169.7 million, short-term investments of $20.1 million and accounts receivable of $53.4 million.

We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 29, 2012 and October 1, 2011, we spent $4.1 million and $10.4 million, respectively, on capital equipment.

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

The balance of cash and short-term investments of $189.7 million at September 29, 2012 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of September 29, 2012, we did not have any borrowings outstanding under our working capital line of credit and had $1.4 million in letters of credit outstanding under our revolving letter of credit facility.

Discussion of Cash Flows

Net cash provided by operating activities for the nine months ended September 29, 2012 was $11.3 million, a decrease of $7.8 million compared to the $19.1 million of net cash provided by operating activities for the nine months ended October 1, 2011. The decrease in net cash provided by operating activities was primarily driven by the following factors:

•	A decrease in cash of $6.3 million resulting from net income of $23.2 million in 2012 versus net income of $29.6 million in 2011;

•	An increase in cash of $1.6 million resulting from an increase in stock-based compensation expense to $8.0 million in 2012 from $6.4 million in 2011;

•

A decrease in cash of $9.3 million resulting from an increase in deferred tax assets of $2.9 million in 2012 versus a decrease of $6.4 million in 2011, primarily due to an increase in state research and development credits available for future use and an increase in book-tax differences associated with inventory reserves and fixed asset depreciation in 2012, versus the use of federal research and development credits and a reduction in book-tax differences associated with fixed asset depreciation in 2011;

•

An increase in cash of $4.5 million resulting from a decrease in the tax benefit associated with excess stock-based compensation deductions of $1.5 million in 2012 versus a decrease of $6.0 million in 2011;

•

An increase in cash of $1.9 million resulting from an increase in accounts receivable (including unbilled revenue) of $9.4 million in 2012 versus an increase of $11.2 million in 2011, primarily due to a decrease in unbilled revenue of $0.7 million in 2012 versus a $3.9 million increase in unbilled revenue in 2011, partially offset by an increase in days sales outstanding in 2012;

•

An increase in cash of $3.3 million resulting from an increase in inventory of $1.5 million in 2012 versus an increase of $4.8 million in 2011, primarily due to improvements in inventory planning and management systems and procedures, and a focus on inventory level control in response to lower revenue growth expectations in 2012;

•

An increase in cash of $9.8 million resulting from a decrease in other assets of $3.3 million in 2012 versus an increase of $6.6 million in 2011, primarily due to a reduction in prepaid taxes in 2012 versus an increase in prepaid taxes in 2011;

•

A decrease in cash of $11.9 million resulting from a decrease in accounts payable of $10.1 million in 2012 versus an increase of $1.8 million in 2011, primarily due to the timing of purchases and payments to suppliers;

•

An increase in cash of $2.1 million resulting from an increase in accrued expenses of $1.6 million in 2012 versus a decrease of $0.5 million in 2011, primarily due to an increase in accrued income taxes payable in 2012;

•

An increase in cash of $1.8 million resulting from an increase in deferred revenue of $0.6 million in 2012 versus a decrease of $1.2 million in 2011, primarily due to an increase in customer advance payments in 2012 and a reduction in customer advance payments in 2011; and

•

A decrease in cash of $6.1 million resulting from a decrease in accrued compensation of $8.8 million in 2012 versus a decrease of $2.8 million in 2011, primarily due to a reduction in the incentive compensation accrual rate in 2012.

Net cash used in investing activities for the nine months ended September 29, 2012 was $12.7 million, representing an increase of $2.3 million compared to the $10.4 million of net cash used in investing activities for the nine months ended October 1, 2011. This increase in net cash used in investing activities was primarily due to:

•	An investment of $6.0 million in preferred shares of InTouch Technologies, Inc. in 2012;

•	The sale of investments of $2.5 million in 2012, compared to the sale of investments of $5.0 million in 2011; and

•

The purchase of property and equipment of $4.1 million in 2012, compared to $10.4 million in 2011. The reduction in spending on capital equipment in 2012 is primarily due to a reduction in spending on internal use software, leasehold improvements, production tooling and equipment, and product manufactured for demonstration and product development purposes.

Net cash provided by financing activities for the nine months ended September 29, 2012 was $4.7 million, a decrease of $9.8 million compared to the $14.6 million of net cash provided by financing activities for the nine months ended October 1, 2011. The decrease is due primarily to a decrease in proceeds from stock option exercises of $5.4 million and a decrease in the tax benefit associated with excess stock-based compensation deductions of $4.5 million.

Working Capital Facilities

Credit Facility

We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of September 29, 2012, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.

As of September 29, 2012, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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

As of September 29, 2012, we were in compliance with all covenants under the revolving credit facility.

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

As of September 29, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.

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

As of September 29, 2012, we were in compliance with all covenants under the revolving letter of credit facility.

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

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of September 29, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$2,688	$5,010	$5,010	$6,308	$19,016
Minimum contractual obligations	183	3,390	—	—	3,573
Other obligations	195	405	—	—	600

Total	$3,066	$8,805	$5,010	$6,308	$23,189

Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.

Off-Balance Sheet Arrangements

As of September 29, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

At September 29, 2012, we had unrestricted cash and cash equivalents of $169.7 million and short term investments of $20.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 29, 2012, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of September 29, 2012, we do not have any borrowings outstanding under our working capital line of credit. As of September 29, 2012, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our equity securities during the three months ended September 29, 2012 by or on behalf of us or any affiliated purchaser:

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning July 1, 2012 and ended July 28, 2012	106	(1)	$22.99	(2)	—	—
Fiscal month beginning July 29, 2012 and ended August 25, 2012	—		—		—	—
Fiscal month beginning August 26, 2012 and ended September 29, 2012	—		—		—	—

Total	106	(1)	$22.99	(3)	—	—

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.
(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.
(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended September 29, 2012.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Jeffrey Beck, Chief Operating Officer, Alison Dean, Senior Vice President of Corporate Finance, and Glen Weinstein, Senior Vice President, General Counsel and Secretary) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 14, 2012, by and among iRobot Corporation, Bull Dog Acquisition Corporation, Evolution Robotics, Inc. and the Securityholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2012 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 2, 2012	By:	/s/ JOHN LEAHY
John Leahy
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 14, 2012, by and among iRobot Corporation, Bull Dog Acquisition Corporation, Evolution Robotics, Inc. and the Securityholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2012 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

*	Filed herewith
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934