Form 10-K
period 2012-12-29
IROBOT CORP
filed 2013-02-15
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
_______________________________________________
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $580,000,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 29, 2012.
As of February 11, 2013, there were 27,872,850 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 29, 2012. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 29, 2012

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
iRobot, Roomba, Scooba, PackBot, Warrior, FirstLook, Looj, Verro, Virtual Wall, Home Base, Aware, Mint and AeroVac are trademarks of iRobot Corporation.

Overview
iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for local police and first responders. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 for certain programs within our defense and security business unit.
Since our founding, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team's experience in military and consumer markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing consumer and military applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elder care, energy services, home automation, healthcare, landscaping, agriculture, construction and other vertical markets.
Over the past ten years, we have sold more than eight million of our home care robots. During that time, we also sold more than 4,500 of our tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq, and more recently to state, local and international government entities.
Our business evolved significantly in fiscal 2012. We are a different company than we were one year ago. Total revenue for 2012 was $436.2 million, which represented a 6% decline from 2011 revenue of $465.5 million. This decrease in revenue was directly attributable to a $107.5 million decrease in revenue in our defense and security business related to troop withdrawals in Afghanistan, program cancellations and ongoing budget reductions within the U.S. government. Revenue in our home robots business increased by $78.2 million in 2012 compared to 2011 as a direct result of growth in both domestic and international markets. This increase in home robots business revenue was driven by demand for our new Roomba 700 series robot, the introduction of the Roomba 600 series robot and an increase in marketing programs by us and our international distributors. Our home robots revenue represented 82% of our total 2012 revenue compared to 60% in 2011. We anticipate that our revenue for the next few years will be primarily driven by our rapidly growing home technology business and that our home robots revenue will comprise approximately 90% of our total revenue in the near term.
In response to the changing nature of our business, we took a number of actions in fiscal 2012 which we believe will assist us in returning to growth in 2013 and beyond. In particular:

•
We undertook a company-wide restructuring designed to provide us greater overall flexibility, improved efficiency and scalability as a more unified organization. In conjunction with this restructuring, we created centralized, shared services such as engineering, operations and finance to promote further the use of common platforms and ensure repeatable successes through improved collaboration and standardization while focusing engineering efforts on markets with the greatest visibility and revenue potential. We expect this new structure to be fully operational in 2013.

•	We initiated significant cost reductions in our defense and security business to realign our cost structure with our reduced revenue expectations for this business.

•
We restructured our maritime business, which operated in North Carolina as part of our defense and security business. Although we believe that there is a future for unmanned underwater vehicles, the product market has not materialized as quickly as we expected. As a result, we have closed our North Carolina office, shut down our maritime product business and relocated our maritime research to our headquarters in Bedford, Massachusetts as a way to efficiently continue to pursue this business in a cost-effective manner.

•	We wrote-off certain non-performing assets and inventory to levels that support our reduced revenue outlook for our defense and security business.

•
We increased our investment in marketing programs in our home robots business, which resulted in greater brand awareness and revenue growth in that business. We expect to continue investing in marketing programs in 2013.

•
Together with InTouch Health, we jointly introduced the RP-VITA, the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals. The RP-VITA, which will begin shipping in early 2013, combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health.

•
In October 2012, we acquired Evolution Robotics, Inc., developer of the Mint and Mint Plus automatic floor cleaning robots. This acquisition expands our technology leadership through a combination of intellectual property, engineering talent and new products that will broaden our global portfolio of practical robotics solutions.

Strategy
Our goal is to design and market innovative robots that make a difference and are adaptable for use in a broad range of applications. We strive to drive innovation, serve as an industry catalyst and change the world by fueling the era of robots. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by delivering robotic technology-based remote presence and automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of robot autonomy, manipulation and platforms. Remote presence is the core of our military robots which save lives by keeping warfighters and public safety workers at safe standoff distances from hazards while they perform dangerous, difficult and persistent missions. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, remote presence systems will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to improve the quality of life with robotic solutions requiring as little human physical intervention as possible. Key elements of our strategy include:
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
Leverage Research and Development Across Different Products and Markets.    We leverage our research and development across all of our products and markets. For example, we use technological expertise developed through government-funded research and development projects across our other product development efforts. Similarly, expertise developed while designing consumer products is used in designing products for defense and security applications. This strategy helps us avoid the need to start each robot project from scratch, developing robots in a cost-effective manner and minimizing time to market.
Continue to Strengthen Our Brand.    Our robots' performance and uniqueness have enabled us to obtain strong word-of-mouth and extensive press coverage leading to increasing brand awareness, brand personality and momentum. We intend to increase our investment in our marketing programs to strengthen our brand recognition and reinforce our message of innovation, reliability, safety and value.

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
Real-World, Dynamic Sensing.    The degree of intelligence that our robots display is directly attributable to their ability to perceive - or sense - the world around them. Using specialized hardware and signal processing, we have developed sensors that fit particular cost-performance criteria. In other cases, we use off-the-shelf sensing hardware, such as laser scanners, cameras and optical sensors.
User-Friendly Interfaces.    Our robots allow users to interact and instruct our robots in intuitive ways without extensive end-user set-up, installation, training or instruction. For example, our Roomba robots require only one button to have the robot begin its mission, determine the size of the room to be cleaned, thoroughly clean the room and return to its re-charger, right out of the box without any pre-programmed knowledge of the user's home. Similarly, our PackBot robots use intuitive controllers, interoperable between systems, that integrate high-level supervisory commands from the user into the behaviors of the robot.
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
Products and Development Contracts
We design and market robots for the consumer and defense and security markets. With two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.
Consumer Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.
We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $349 to $699 based upon performance characteristics. Our Roomba robot's compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to push a vacuum - it cleans automatically upon the push of a button. The Roomba 700 series robots, introduced in 2011, offers improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual HEPA air filters that capture dust particles as fine as 0.3 microns. The Roomba 600 series robots, introduced in 2012, offers a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as AeroVac technology and improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz.

As a result of our acquisition of Evolution Robotics, Inc., we currently offer two Mint automatic floor cleaning robots designed exclusively for hard surface floors with prices ranging from $199 to $329 based upon performance features. These robots provide a different cleaning approach than our Roomba products. The Mint 4200 automatically dusts and damp mops hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths. In addition to these features, the Mint 5200 includes a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp.
We currently offer several Scooba floor washing robots with price points ranging from $279 to $499. Our Scooba 300 robot's innovative cleaning process allows the robot to simultaneously sweep, wash, scrub and dry hard floors, all at the touch of a button. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet. The Scooba 230, introduced in 2011, is sleek, compact and perfectly sized for hard-to-reach areas like behind bathroom sinks and toilets.

Our Verro Pool Cleaning Robot is used to clean a residential pool and removes debris as small as two microns from the pool floor, walls and stairs. Verro is brought to market under the iRobot brand through a relationship with Aquatron, Inc., which developed the pool cleaning robots. There are two models available.
Our Looj Gutter Cleaning Robot was designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning. The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning. The Looj is currently available in North America and will be available in select countries worldwide in Spring 2013.
Defense and Security Products
In defense and security product markets, we currently offer several ground unmanned vehicles. Our tactical ground robots include the combat-tested 510 PackBot line of small, unmanned ground robots, the 310 SUGV and XM1216 SUGV (Small Unmanned Ground Vehicle) multi-purpose ground robots, the 110 FirstLook small, light, throwable robot, and the 710 Warrior multi-purpose robot capable of carrying heavy payloads. The PackBot, SUGV, FirstLook, and Warrior robots comprise a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots are designed to keep war fighters and public safety officials out of harm's way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of December 29, 2012, more than 4,500 robots have been delivered to military and civil defense forces and research communities worldwide. The robots are currently priced between approximately $20,000 and $415,000 per unit, depending on configuration and quantities ordered.
We continue to refine the PackBot product line, focusing on enhanced modularity and providing new capabilities to support a variety of mission scenarios. Our unique Aware 2 software is incorporated into the advanced 510 PackBot chassis and operator control unit. As a result, PackBot can support multiple configurations and payloads with the same chassis and operator control unit, providing customers with a single robot capable of performing a variety of missions. We also utilize Configure-To-Order (CTO) procurement options for our commercial 510 PackBot, allowing customers to tailor the product to their specific mission needs. The combined benefits of the Aware 2 software and CTO procurement options establish the 510 PackBot as a truly modular multi-mission robotic platform.
The 310 and XM1216 SUGVs are a family of lightweight, backpackable robots well suited to dismounted operations in Afghanistan. The SUGV has a modular design that accommodates a wide range of optional payloads and sensors, including a dexterous manipulator, and can easily climb stairs, roll over obstacles and enter inaccessible and dangerous areas.
Contract Research and Development Projects
We are involved in contract development projects with various U.S. governmental agencies and departments. The durations of these projects range from a few months to several years. These projects are usually funded as either cost-plus, firm fixed price, or time and materials contracts. In a cost-plus contract, we are allowed to recover our actual costs plus a fixed fee. The total price of a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. Under a firm fixed price contract, we receive a fixed amount upon satisfying contractually defined deliverables. On our time and materials contracts, we recover a specific amount per hour worked based on a bill rate schedule, plus the cost of direct materials, subcontracts, and other non-labor costs, including an agreed-upon mark-up. A time and materials contract may provide for a not-to-exceed price ceiling, as well as the potential that we will absorb any cost overrun.

Strategic Alliances
Strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology in new market segments. For example, in 2011 we signed a joint development and licensing agreement with InTouch Health, a leading remote presence telemedicine solution provider, to explore potential opportunities for healthcare applications on iRobot platforms such as the iRobot Ava mobile robotics platform. This alliance has resulted in the introduction in 2012 of the RP-VITA, the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health and we expect will begin shipping in early 2013.
Our strategy of working closely with third parties extends to the design of our products. By offering extensible platforms designed to carry payloads, we have designed and manufactured our products to leverage the work of those individuals and organizations that offer specialized technological expertise. The PackBot, Warrior and FirstLook robots are designed with open interfaces that allow third-party developers to add payloads to our robots, improving their functionality.
Sales and Distribution Channels
We sell our products through distinct sales channels to the consumer and defense and security markets. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, sales to non-U.S. customers accounted for 57.3%, 45.5% and 42.1% of total revenue, respectively. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, U.S. federal government orders, contracts and subcontracts accounted for 15.1%, 36.1% and 38.4% of total revenue, respectively. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, we generated 4.5%, 9.4% and 17.4% of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the years ended December 29, 2012 and December 31, 2011, we generated an aggregate of 30.6% and 23.6% of our revenue, respectively from our home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of our home robots.
Home Robots
In the United States and Canada, we sell our consumer products through a network of national retailers. In 2012, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. In support of these sales activities, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.
Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 6.3% and 9.6% of total home robots business unit revenue for fiscal 2012 and 2011, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Defense and Security
We sell our defense and security products directly to end users and indirectly through prime contractors and distributors. While the majority of defense and security products have been sold to date to various operations within the U.S. federal government, we also sell to state and local as well as to international government organizations and research labs and universities. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Italy, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Qatar, Taiwan, South Africa and Canada.
Our government products are sold by a team of sales specialists with significant experience in selling to government and defense agencies. All of these individuals have years of experience selling military products to government procurement offices, both in the United States and internationally. We maintain a direct sales and support presence in Europe.

Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Defense and security customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations.
Marketing and Brand
We market our home robots to end-user customers through our sales and marketing teams as well as through our extensive network of retailers and in-country distributors. We market our defense and security products directly through our team of government sales specialists to end users and indirectly through prime contractors. Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products.
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 16.4%, 12.6% and 12.6% of our total revenue in 2012, 2011 and 2010, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
We believe that we have built a trusted, recognized brand by providing high-quality robots. We believe that customer word-of-mouth has been a significant driver of our brand's success to date, which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences. Our grass-roots marketing efforts focus on feeding this word-of-mouth momentum and we use public relations as well as advertising to promote our products.
Our innovative robots and public relations campaigns have generated extensive press coverage. In addition, iRobot and our consumer robots have won several awards and our inclusion among the first-tier partners on the U.S. Army's Brigade Combat Team Modernization program has greatly enhanced our brand and awareness among defense and security customers. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.
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
We outsource the manufacturing of our consumer products to six contract manufacturers, each of which manufactures at a single plant in China. We outsource the manufacturing of our defense and security robots to three contract manufacturers, all of which are located in the United States.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, our research and development expenses were $37.2 million, $36.5 million and $24.8 million, respectively. In addition to our internal research and development activities, for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, we have incurred research and development expenses under funded development arrangements with defense and security third parties of $16.8 million, $26.5 million and $27.1 million, respectively. Of our total research and development spending in 2012, 2011 and 2010, approximately 29.6%, 40.2% and 50.4%, respectively was funded by government-sponsored research and development contracts. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $54.0 million, $63.0 million and $51.9 million, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects. Our domestic research and development efforts are primarily located at our headquarters in Bedford, Massachusetts and our special projects engineering offices in San Luis Obispo and Pasadena, California.

Our research and development efforts for our next-generation products are supported by a variety of sources. Our next-generation defense products are predominately supported by U.S. governmental research organizations. Government funding is provided to further the development of robot technologies with the expectation that if the projects result in the development of technically viable prototypes, the government will purchase multiple production units for future use in the field. The government funding that we receive allows us to accelerate the development of multiple technologies. While the U.S. government retains certain rights to military projects that it has funded, such as the right to use inventions and disclose technical data relating to those projects without constraining the recipient's use of that data, we retain ownership of patents and know-how and are generally free to develop other commercial products, both consumer and industrial, utilizing the technologies developed during these projects. The rights which the government retains, however, may allow it to provide use of patent rights and know-how to others, and some of the know-how might be used by these third parties for their own development of consumer and industrial products. Similarly, expertise developed while designing consumer products is used in designing products for defense and security applications. We also work with strategic collaborators to develop industry-specific technologies.
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

Our competitors include developers of robot floor cleaning products, developers of small unmanned ground vehicles and established government contractors working on unmanned systems.
While we believe many of our customers purchase our Roomba floor vacuuming robots, Mint floor cleaning and Scooba floor washing robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners and wet floor cleaning methods, we do compete in some cases with providers of traditional cleaning products.
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
As of December 29, 2012, we held 164 U.S. patents, 132 foreign patents, additional design registrations, and more than 300 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot, Roomba, Scooba, Mint, ViPR, NorthStar, iRobot Dirt Dog, Create, PackBot, FirstLook, iAdapt, FasTac, Aware, Home Base, Looj, Verro, Virtual Wall, and Warrior. Our marks iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our products do not infringe patents held by others or that they will not in the future. We have received in the past communications from third parties relating to technologies used in our various robot products that have alleged infringement of patents or violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not infringe the patents in question or otherwise violate those parties' rights. Although there have been no additional actions or communications with respect to these allegations, we cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.
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
Defense and Security Product Backlog
Our defense and security product backlog consists of written orders or contracts to purchase our products received from our defense and security customers. Total backlog of product sales to defense and security customers, which includes federal, state, local and foreign governments, and non-government customers, as of December 29, 2012 and December 31, 2011 amounted to approximately $11.4 million and $7.6 million, respectively. Our funded research and development contracts may be cancelled or delayed at any time without significant, if any, penalty. As a result, we believe that backlog with respect to our funded research and development is not meaningful. There can be no assurance that any of our backlog will result in revenue.
Employees
As of December 29, 2012, we had 534 full-time employees located in the United States and abroad, of whom 234 are in research and development, 94 are in operations, 82 are in sales and marketing and 124 are in general and administration. We believe that we have a good relationship with our employees.
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
Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of programs under which the U.S. federal government is currently funding the development or purchase of defense robots. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenue and gross margin to maintain profitability;

•	acquire and maintain market share in our consumer and defense markets;

•	attract and retain customers of our consumer robots;

•	develop and renew government contracts for our defense and security robots;

•	attract and retain additional engineers and other highly-qualified personnel;

•	expand our product offerings beyond our existing robots; and

•	adapt to new or changing policies and spending priorities of governments and government agencies.

If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.
Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.
Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. These fluctuations may be due to numerous factors including:

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
We cannot be certain that our revenues will grow at rates that will allow us to maintain profitability during every fiscal quarter, or even every fiscal year. We base our current and future expense levels on our internal operating plans and sales forecasts, including forecasts of holiday sales for our consumer products. A significant portion of our operating expenses, such as research and development expenses, certain marketing and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a quarter are below our expectations, we might not be able to reduce operating expenses for that quarter and, therefore, we would not be able to reduce our operating expenses for the fiscal year. Accordingly, a sales shortfall during a fiscal quarter, and in particular the fourth quarter of a fiscal year, could have a disproportionate effect on our operating results for that quarter or that year. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.
Global economic conditions and any associated impact on consumer spending could have a material adverse effect on our business, results of operations and financial condition.
Continued economic uncertainty and reductions in consumer spending, particularly in certain international markets such as the European Union, may result in reductions in sales of our consumer robots. Additionally, disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our retail customers, which would also impact purchases of our consumer robots. Any reduction in sales of our consumer robots, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.

A significant portion of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
For the years ended December 29, 2012 and December 31, 2011, we derived 81.8% and 59.8% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
Even if consumer robots gain wide market acceptance, our robots may not adequately address market requirements and may not continue to gain market acceptance. If robots generally, or our robots specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth, and our revenue and results of operations would suffer.

We depend on the U.S. federal government for a significant portion of our revenue, and any unexpected reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.
For the years ended December 29, 2012 and December 31, 2011, we derived 15.1% and 36.1% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results. U.S. Government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes, and are and will continue to be affected by changes in general economic conditions or the status of international conflicts. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. It is possible that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability.
Specifically, the defense industry in which we operate is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures. In prior years, the war on terror increased the level of equipment expenditures by the U.S. armed forces; however, this level of spending does not appear to be sustainable in light of government spending priorities by the U.S. and the continued winding down of U.S. armed forces operations in Iraq and Afghanistan. In addition, as a result of the failure of the Joint Select Committee on Deficit Reduction (Super Committee) to agree on a deficit reduction plan, mandatory reductions in defense may be required under the Budget Control Act of 2011. The extent and scope of these cuts is difficult to assess at this time. Any decrease in demand for new equipment or use of existing equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.
Our participation in specific major U.S. federal government programs is critical to both the development and sale of our defense robots. For example, in the years ended December 29, 2012 and December 31, 2011, 71.0% and 63.2% of our total contract revenue was derived from our participation in the U.S. Army’s BCTM program, respectively. The BCTM program was terminated in 2011 and additional work related to this program is currently funded through April 2013. Future sales of our military robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.
Even if we continue to receive funding for research and development under these contracts, there can be no assurance that we will successfully complete the development of robots pursuant to these contracts or that, if successfully developed, the U.S. federal government or any other customer will purchase these robots from us. The U.S. federal government has the right when it contracts to use the technology developed by us to have robots supplied by third parties. Any failure by us to complete the development of these robots, or to achieve successful sales of these robots, would harm our business and results of operations. Our business and results of operations could be negatively affected by significant changes in the policies and spending priorities of governments and government agencies, and could result in restructuring charges related to workforce reductions, excess and obsolete inventory, impairment of asset values or other charges. Many of our government customers are subject to stringent budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies.

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
We currently depend largely on several single source contract manufacturers, for the manufacture of our various families of home care and defense products. All contract manufacturers for our home robots are located in China. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
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
We have focused on selling our robots in the home floor care and defense markets. We plan to expand into other markets. Efforts to expand our product offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
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
We believe that a number of companies have developed or are developing robots that will compete directly with our product offerings. Additionally, large and small companies, government-sponsored laboratories and universities are aggressively pursuing contracts for robot-focused research and development. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners; we also compete in some cases with providers of traditional vacuum cleaners. Our competitors include developers of robot floor cleaning products, developers of small unmanned ground vehicles, and established government contractors working on unmanned systems.
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

•
The sale of our products in countries outside the United States is regulated by the governments of those countries. While compliance with such regulation will generally be undertaken by our international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

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
As part of our business strategy, we have in the past acquired, and we intend to continue to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in October 2012, we acquired Evolution Robotics, Inc. Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities.
In addition, charges to earnings as a result of acquisitions may adversely affect our operating results in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.  In particular we have allocated the cost of acquiring businesses to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of businesses we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•
identification of or changes to assumed contingent liabilities, both income tax and non-income tax related after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.
We may fail to realize anticipated benefits from our acquisition of Evolution Robotics.
The success of our acquisition of Evolution Robotics will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our business with that of Evolution Robotics. We may never realize these anticipated synergies, business opportunities and growth prospects. Assumptions underlying estimated benefits may be inaccurate and general industry and business conditions might deteriorate. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures from the Evolution Robotics architecture into the correlative iRobot systems. If any of these factors limit our ability to integrate Evolution Robotics into our operations successfully or on a timely basis, the expectations of future results of operations, including synergies and other benefits expected to result from the Evolution Robotics acquisition, might not be met.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended December 29, 2012 and December 31, 2011, sales to non-U.S. customers accounted for 57.3% and 45.5% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
The effects of new regulations relating to conflict minerals may adversely affect our business.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products.  However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.  The first report is due on May 31, 2014 for the 2013 calendar year.  Recently, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC.  It is presently unclear if this challenge will delay the effectiveness of the rule.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 183,000 square feet. This lease expires on May 1, 2020. We lease smaller facilities in Burlington, Massachusetts; Durham, North Carolina, Hong Kong; Guangzhou, China; London, England; San Luis Obispo, California; and Pasadena, California. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low
Fiscal 2011:
First quarter	$33.68	$23.86
Second quarter	$39.00	$29.46
Third quarter	$37.98	$23.17
Fourth quarter	$35.99	$22.46
Fiscal 2012:
First quarter	$38.33	$24.40
Second quarter	$27.40	$19.46
Third quarter	$27.16	$19.09
Fourth quarter	$24.26	$16.25
As of February 11, 2013, there were approximately 27,872,850 shares of our common stock outstanding held by approximately 121 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 11, 2013 was $20.78 per share.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table sets forth the repurchases of our equity securities during the three months ended December 29, 2012 by or on behalf of us or any affiliated purchaser:

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning September 30, 2012 and ended October 27, 2012	299	(1)	$22.99	(2)	—	—
Fiscal month beginning October 29, 2012 and ended November 24, 2012	—		$—		—	—
Fiscal month beginning November 25, 2012 and ended December 29, 2012	—		$—		—	—
Total	299	(1)	$22.99	(3)	—	—
 ___________________

(1)	Represents shares of our common stock withheld by us to satisfy the minimum tax withholding obligation in connection with the vesting of restricted stock units held by executive officers.

(2)	The amount represents the last reported sale price of our common stock on the NASDAQ Global Market on the applicable vesting date.

(3)	The amount represents the weighted average sale price of all shares of our common stock repurchased during the three months ended December 29, 2012.

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical financial data set forth below as of December 29, 2012 and December 31, 2011 and for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 29, 2012 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of January 1, 2011, January 2, 2010 and December 27, 2008 and for the years ended January 2, 2010 and December 27, 2008 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	December 27, 2008
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue
Product revenue	$418,550	$426,525	$360,394	$262,199	$281,187
Contract revenue	17,694	38,975	40,558	36,418	26,434
Total revenue	436,244	465,500	400,952	298,617	307,621
Cost of revenue
Cost of product revenue	239,745	246,905	228,403	176,631	190,250
Cost of contract revenue	16,783	26,477	27,117	30,790	23,900
Total cost of revenue	256,528	273,382	255,520	207,421	214,150
Gross Margin	179,716	192,118	145,432	91,196	93,471
Operating Expenses
Research and development	37,215	36,498	24,809	14,747	17,566
Selling and marketing	71,631	58,544	50,535	40,902	46,866
General and administrative	45,698	43,753	36,618	30,110	28,840
Total operating expenses	154,544	138,795	111,962	85,759	93,272
Operating Income	25,172	53,323	33,470	5,437	199
Net Income	$17,297	$40,191	$25,514	$3,330	$756
Net Income Per Common Share Basic	$0.63	$1.50	$1.00	$0.13	$0.03
Diluted	$0.61	$1.44	$0.96	$0.13	$0.03
Shares Used in Per Common Share Calculations
Basic	27,577	26,712	25,394	24,998	24,654
Diluted	28,301	27,924	26,468	25,640	25,533

	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	December 27, 2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$126,770	$166,308	$108,383	$71,856	$40,852
Short term investments	12,430	17,811	13,928	4,959	—
Total assets	356,796	332,213	254,331	199,584	163,678
Total liabilities	80,979	89,255	79,424	66,390	44,002
Total stockholders’ equity	275,817	242,958	174,907	133,194	119,676

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Mint and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Ava, our home robots and defense and security robots business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot, Scooba floor washing robot and Mint floor sweeping robot perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 for certain programs within our defense and security business unit.
As of December 29, 2012, we had 534 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in defense and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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

Our total revenue for 2012 was $436.2 million, which represents a 6% decrease from 2011 revenue of $465.5 million. Revenue for 2012 in our home robots business increased $78.2 million compared to 2011 and represented 82% of our total 2012 revenue compared to 60% in 2011. The increase in home robots revenue was the result of growth in both domestic and international markets. Revenue for 2012 in our defense and security business decreased by $107.5 million compared to 2011 as a direct result of troop withdrawals in Afghanistan, program cancellations and ongoing budget reductions within the U.S. government. We anticipate that our business performance over the next few years will be primarily driven by our rapidly growing home technology business and expect that our home robots revenue will comprise approximately 90% of our total revenue in the near term.
During 2012, we recorded favorable adjustments to our home robots business revenue resulting from reductions to our defective returns provision that were directly attributable to lower defective returns experience and contractual modifications limiting our defective returns liability with certain customers. We also recorded favorable adjustments to our cost of product revenue relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience. Both the lower defective returns and warranty cost experience are related to our sustained improvements in product quality for which we expect to receive continuing benefits in the foreseeable future. Offsetting these favorable adjustments were increases to our product cost of revenue resulting from reserves established for excess inventory caused by the significant reduction in sales in our defense and security business during the year. Additionally, we recorded restructuring charges during 2012 associated with the write-off of certain assets and the recording of severance related costs, the majority of which related to a realignment of our cost structure due to the decline in our defense and security business. Additionally, we closed our North Carolina office, where our Maritime business formerly operated, and moved the research component of that business to our Bedford, Massachusetts location. The net impact of these adjustments was an increase to our 2012 net income and earnings per share of approximately $6.6 million and $0.23, respectively.
On October 1, 2012, we acquired privately-held Evolution Robotics, Inc., the developer of Mint and Mint Plus automatic floor cleaning robots based in Pasadena, California, for approximately $74.5 million, net of cash received. Our 2012 net income and earnings per share were negatively impacted by $4.7 million and $0.17, respectively, as a result of the inclusion of Evolution Robotics operations as of the October 1, 2012 acquisition date. We currently expect the Evolution Robotics operations to have a dilutive effect on our earnings through the third quarter of 2013 and to become accretive beginning in the fourth quarter of 2013.
Revenue
We currently derive revenue from product sales, government research and development contracts, and commercial research and development contracts. Product revenue is derived from the sale of our various home cleaning robots and defense and security robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services to the expanding installed base of our robots.
We currently derive a majority of our product revenue from the sale of our home cleaning robots, and to a lesser extent, our PackBot and SUGV tactical military robots. For the fiscal years ended December 29, 2012 and December 31, 2011, product revenues accounted for 95.9% and 91.6% of total revenue, respectively. For the fiscal years ended December 29, 2012 and December 31, 2011, our funded research and development contracts accounted for approximately 4.1% and 8.4% of our total revenue, respectively. We expect to continue to perform funded research and development work with the intent of leveraging the technology developed to advance our new product development efforts. In the future, based on changes in operational needs from the U.S. armed forces, and significant pressures on U.S. spending levels, we anticipate that revenue from product sales to the U.S. armed forces will decrease in the near term. In addition, we expect that revenue from funded research and development contracts could decrease on an absolute dollar basis.
For the fiscal years ended December 29, 2012 and December 31, 2011, approximately 75.4% and 74.0%, respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2012 and fiscal 2011, the customers were comprised of both U.S. retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 6.3% of our home robot product revenue for the fiscal year ended December 29, 2012 compared to 9.6% in the fiscal year ended December 31, 2011. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution. In addition, 79.5% and 88.4% of defense product revenue, and 95.2% and 95.7% of funded research and development contract revenue, resulted from orders and contracts or subcontracts with the U.S. federal government in the fiscal years ended December 29, 2012 and December 31, 2011, respectively.
For the fiscal years ended December 29, 2012 and December 31, 2011, sales to non-U.S. customers accounted for 57.3% and 45.5% of total revenue, respectively.

Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from the sales of home robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. During 2012, we recorded favorable adjustments to our home robots business revenue resulting from reductions to our defective returns provision that were directly attributable to lower defective returns experience and contractual modifications limiting our defective returns liability with certain customers.
Revenue from our defense and security robot sales and revenue from funded research and development contracts are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from defense and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). As a result of the growth of our international consumer business, which is less seasonal than our domestic consumer business, our consumer product revenue is currently spread more evenly throughout the year.
Cost of Revenue
Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 29, 2012 and December 31, 2011, cost of product revenue was 57.3% and 57.9% of total product revenue, respectively. The decrease in cost of product revenue as a percentage of revenue was driven primarily by unfavorable absorption of our overhead expense against lower revenue, restructuring charges, scrap, rework and excess and obsolete inventory costs in our defense and security business unit, offset by a shift in our product mix to higher margin home robot products and favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. In addition fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our home robots could increase in the future.
Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 29, 2012 and December 31, 2011, cost of contract revenue was 94.9% and 67.9% of total contract revenue, respectively.
Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 29, 2012 and December 31, 2011, gross margin was 41.2% and 41.3% of total revenue, respectively. The decrease in margin was driven primarily by unfavorable absorption of our overhead expense against lower revenue, restructuring charges, scrap, rework and excess and obsolete inventory costs in our defense and security business unit, offset by product mix to higher margin home robot products, favorable adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality, and favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience.
Research and Development Expenses
Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development; and

•	costs of test equipment used during product development.
We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots. We anticipate that research and development expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue in the foreseeable future.
For the fiscal years ended December 29, 2012 and December 31, 2011, research and development expense was $37.2 million and $36.5 million, or 8.5% and 7.8% of total revenue, respectively.
In addition to our internal research and development activities discussed above, we incur research and development expenses under funded development arrangements with both governments and other third parties. For the fiscal years ended December 29, 2012 and December 31, 2011, these expenses amounted to $16.8 million and $26.5 million, respectively. In accordance with generally accepted accounting principles, these expenses have been classified as cost of revenue rather than research and development expense. For the years ended December 29, 2012 and December 31, 2011, the combined investment in future technologies, classified as cost of revenue and research and development expense, was $54.0 million and $63.0 million, respectively.
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
We anticipate that selling, general and administrative expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue in the foreseeable future as we continue to build the iRobot brand and also maintain company profitability.
For the fiscal years ended December 29, 2012 and December 31, 2011, selling, general and administrative expense was $117.3 million and $102.3 million, or 26.9% and 22.0% of total revenue, respectively.
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
Accounting for Stock-Based Awards
We recognized $4.6 million of stock-based compensation expense during the fiscal year ended December 29, 2012 for stock options. The unamortized fair value as of December 29, 2012 associated with these grants was $10.8 million with a weighted-average remaining recognition period of 2.54 years.
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 29, 2012 was $13.23.
During the fiscal year ended December 29, 2012, the Company recognized $6.4 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at December 29, 2012, was $17.9 million.
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
Accounting for Income Taxes
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. In fiscal 2012, as part of the accounting for our acquisition of Evolution Robotics, Inc., we recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc. At December 29, 2012, we have total deferred tax assets of $30.6 million offset by a valuation allowance of $2.7 million.
Warranty
We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period and our defense and security spares which typically have a warranty period of less than one year) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. Actual results could differ from these estimates, which could cause increases or decreases to our warranty reserves in future periods.
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

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Revenue
Product revenue	$418,550	$426,525	$360,394
Contract revenue	17,694	38,975	40,558
Total revenue	436,244	465,500	400,952
Cost of Revenue
Cost of product revenue(1)	239,745	246,905	228,403
Cost of contract revenue(1)	16,783	26,477	27,117
Total cost of revenue	256,528	273,382	255,520
Gross margin	179,716	192,118	145,432
Operating Expenses
Research and development(1)	37,215	36,498	24,809
Selling and marketing(1)	71,631	58,544	50,535
General and administrative(1)	45,698	43,753	36,618
Total operating expenses	154,544	138,795	111,962
Operating Income	25,172	53,323	33,470
Other Income (Expense), Net	435	218	504
Income Before Income Taxes	25,607	53,541	33,974
Income Tax Expense	8,310	13,350	8,460
Net Income	$17,297	$40,191	$25,514
 ___________________

(1)	Stock-based compensation recorded in fiscal 2012, 2011 and 2010 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Cost of product revenue	$1,187	$1,197	$1,311
Cost of contract revenue	410	478	446
Research and development	1,195	743	725
Selling and marketing	808	724	1,161
General and administrative	7,383	5,642	4,522

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Revenue
Product revenue	95.9%	91.6%	89.9%
Contract revenue	4.1	8.4	10.1
Total revenue	100.0	100.0	100.0
Cost of Revenue
Cost of product revenue	55.0	53.0	57.0
Cost of contract revenue	3.8	5.7	6.8
Total cost of revenue	58.8	58.7	63.7
Gross margin	41.2	41.3	36.3
Operating Expenses
Research and development	8.5	7.8	6.2
Selling and marketing	16.4	12.6	12.6
General and administrative	10.5	9.4	9.1
Total operating expenses	35.4	29.8	27.9
Operating Income	5.8	11.5	8.4
Other Income (Expense), Net	0.1	—	0.1
Income Before Income Taxes	5.9	11.5	8.5
Income Tax Expense	1.9	2.9	2.1
Net Income	4.0%	8.6%	6.4%
Comparison of Years Ended December 29, 2012 and December 31, 2011
Revenue

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$436,244	$465,500	$(29,256)	(6.3)%
Our revenue decreased 6.3% to $436.2 million in fiscal 2012 from $465.5 million in fiscal 2011. Revenue increased approximately $78.2 million, or 28.1%, in our home robots business unit, and decreased $107.5 million, or 57.5%, in our defense and security business unit.
The $78.2 million increase in revenue from our home robots business unit was driven by an 18.2% increase in units shipped and a 7.2% increase in net average selling price. In fiscal 2012, international home robots revenue increased $43.3 million and domestic home robots revenue increased $34.9 million, including $3.8 million in the three month period ended December 29, 2012 related to the newly acquired Mint floor sweeping robot. Total home robots shipped in fiscal 2012 were 1,621,000 units compared to 1,371,000 units in fiscal 2011. The increase in home robots business unit revenue and units shipped was primarily attributable to a 22.1% increase in international sales of our home robots products and a 42.2% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our Asian and European markets. The increase in demand was driven by demand for our new Roomba 700 series robot and the introduction of the Roomba 600 series robot, and an increase in marketing programs by us and our international distributors. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by the success of our recent domestic advertising campaign, expanded distribution of our Roomba 700 series robot and the introduction of the Roomba 600 series robot, and favorable adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality. In addition, net average selling prices in the home robots business unit increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series.
The $107.5 million decrease in revenue from our defense and security robots business unit was driven by an $81.1 million decrease in defense and security robot revenue, a $21.3 million decrease in recurring contract development revenue generated under research and development contracts, and a $5.1 million decrease in product life cycle revenue (spare parts, accessories). The $81.1 million decrease in defense and security robots revenue was primarily due to a decrease in sales of higher price PackBot and SUGV units in 2012 as compared to 2011. Net average selling price decreased by 38.2% due to product mix primarily attributable to FirstLook units shipped in 2012 which have a lower selling price than the PackBot and SUGV units that comprised a larger portion of the units shipped in 2011. Total defense and security robots shipped in 2012 were 289 units compared to 773 units in 2011. The $21.3 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV, Research and Maritime programs. The $5.1 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots business unit and contributed to the decrease in period-over-period revenue in this business unit. We cannot predict with any certainty the extent to which these funding delays will continue.
Cost of Revenue

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$256,528	$273,382	$(16,854)	(6.2)%
As a percentage of total revenue	58.8%	58.7%
Total cost of revenue decreased to $256.5 million in fiscal 2012, compared to $273.4 million in fiscal 2011. The decrease is primarily due to the 62.6% decrease in defense and security units shipped and the product mix of those units, as well as excess and obsolete inventory costs, offset by the 18.2% increase in home robot units shipped in fiscal 2012 as compared to fiscal 2011, as well as favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience.
Gross Margin

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$179,716	$192,118	$(12,402)	(6.5)%
As a percentage of total revenue	41.2%	41.3%
Gross margin decreased $12.4 million, or 6.5%, to $179.7 million (41.2% of revenue) in fiscal 2012 from $192.1 million (41.3% of revenue) in fiscal 2011. The decrease in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 4.3 percentage points offset by the defense and security robots business unit gross margin decreasing 31.5 percentage points. The 4.3 percentage point increase in the home robots business unit is attributable to favorable adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality, changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience, and improved leverage of our overhead expense against higher revenue in fiscal 2012 as compared to fiscal 2011. The 31.5 percentage point decrease in the defense and security robots business unit is primarily attributable to unfavorable absorption of our overhead expense against lower revenue, restructuring charges, scrap, rework and excess and obsolete inventory costs in fiscal 2012 as compared to fiscal

2011, and product mix primarily attributable to the lower-margin FirstLook units shipped in fiscal 2012 compared to PackBot and SUGV units shipped in fiscal 2011.

Research and Development

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total research and development	$37,215	$36,498	$717	2.0%
As a percentage of total revenue	8.5%	7.8%
Research and development expenses increased $0.7 million, or 2.0%, to $37.2 million (8.5% of revenue) in fiscal 2012 from $36.5 million (7.8% of revenue) in fiscal 2011. The increase in research and development expenses is primarily due to increases in compensation, contractor, consultants and material associated with internal research and development projects in our home robots business unit partially offset by reduced compensation, contractor, consultants and material expense in our defense and security business unit. The increase in our home robots business unit is primarily the result of increased efforts in the areas of product development, including our efforts associated with the RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant) product that was jointly developed with, and is sold by, InTouch Technologies, Inc.
In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For fiscal 2012, these expenses amounted to $16.8 million, compared to $26.5 million for fiscal 2011. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $54.0 million for fiscal 2012, compared to $63.0 million for fiscal 2011.
Selling and Marketing

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$71,631	$58,544	$13,087	22.4%
As a percentage of total revenue	16.4%	12.6%
Selling and marketing expenses increased by $13.1 million, or 22.4%, to $71.6 million (16.4% of revenue) in fiscal 2012 from $58.5 million (12.6% of revenue) in fiscal 2011. This was driven by an increase in our home robots business unit of $14.0 million primarily attributable to our recent multi-media advertising campaign focused on our domestic market for home robot products, including $3.3 million of selling and marketing expenses in the three-month period ended Decmeber 29, 2012 related to our newly acquired Mint floor sweeping robot, and increases in advertising as part of our continued global marketing and branding efforts, partially offset by a decrease of $0.9 million related to fewer corporate and defense and security business unit marketing activities for fiscal 2012 as compared to fiscal 2011.
General and Administrative

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
General and administrative	$45,698	$43,753	$1,945	4.4%
As a percentage of total revenue	10.5%	9.4%

General and administrative expenses increased by $1.9 million, or 4.4%, to $45.7 million (10.5% of revenue) in fiscal 2012 from $43.8 million (9.4% of revenue) in fiscal 2011. This increase is primarily attributable to increases in stock-based compensation expense, legal expense primarily attributable to our international expansion and intellectual property prosecution and enforcement, depreciation, compensation and employee benefits expense, partially offset by a decrease in incentive compensation expense in fiscal 2012 as compared to fiscal 2011.

Other Income (Expense), Net

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$435	$218	$217	99.5%
As a percentage of total revenue	0.1%	0.0%
Other income (expense), net, amounted to $0.4 million and $0.2 million for fiscal 2012 and fiscal 2011, respectively, and consisted primarily of interest income partially offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Provision

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$8,310	$13,350	$(5,040)	(37.8)%
As a percentage of pre-tax income	32.5%	24.9%
We recorded a tax provision of $8.3 million and $13.4 million for fiscal 2012 and fiscal 2011, respectively. The $8.3 million provision for fiscal 2012 was based upon a 2012 effective income tax rate of 30.3% plus a net tax expense of $0.6 million primarily resulting from the true-up of prior year permanent items. The $13.4 million provision for fiscal 2011 was based upon a 2011 effective income tax rate of 29.7% offset primarily by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of our research and development credit and domestic manufacturing deductions.
In January 2013, legislation was enacted that included the extension of the research and development tax credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013. As a result, we expect to record a discrete benefit of approximately $1.8 million related to 2012 in 2013 and an annual benefit of $2.8 million related to 2013.
The increase in the effective tax rate from 29.7% in 2011 to 30.3% in 2012 was primarily due to the expiration of the federal research and development credit, offset by a decrease in state taxes and a higher domestic manufacturing deduction as a percentage of income before taxes in 2012 as compared with 2011.
Comparison of Years Ended December 31, 2011 and January 1, 2011
Revenue

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$465,500	$400,952	$64,548	16.1%
Our revenue increased 16.1% to $465.5 million in fiscal 2011 from $401.0 million in fiscal 2010. Revenue increased approximately $49.2 million, or 21.5%, in our home robots business unit and $15.3 million, or 8.9%, in our defense and security business unit.
The $49.2 million increase in revenue from our home robots business unit was driven by an 8.0% increase in units shipped and a 13.2% increase in net average selling price. In fiscal 2011, international home robots revenue increased $44.3 million and domestic home robots revenue increased $4.9 million. Total home robots shipped in fiscal 2011 were 1,371,000 units compared to 1,269,000 units in fiscal 2010. The increase in home robots business unit revenue and units shipped was primarily attributable to international sales increasing 29.3% due to increased demand in our European and Asian markets. The increase in demand was driven by demand for our new Roomba 700 series robot, an increase in marketing programs by us and our international distributors and continued efforts to increase international retail outlets for our home robots products across various countries. Domestic retail sales of our home robot products increased 7.9% and domestic direct sales through our website increased 2.3% in fiscal 2011 as compared to fiscal 2010. The increase in domestic retail demand is due in part to our increased and sustained domestic marketing activities which began in the fourth quarter of 2010. The increase in our direct to consumer sales through our website was driven by the introduction of our Roomba 700 series and Scooba 230 robots. Home robots business unit revenue from international sales was 70.3% of total home robots business unit revenue in fiscal 2011 as compared to 66.0% in fiscal 2010. The increase in net average selling prices was primarily driven by customer mix and product mix relating to the introduction of our Roomba 700 series and Scooba 230 robots.
The $15.3 million increase in revenue from our defense and security robots business unit was driven by a $4.5 million increase in product life cycle revenue (spare parts, accessories) and a $12.5 million increase in defense and security robot revenue offset by a $1.6 million decrease in recurring contract development revenue generated under research and development contracts. The $4.5 million increase in product life cycle revenue is the result of a higher installed base of our defense and security robots. The $1.6 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in funding and timing of work efforts for our Maritime and Warrior programs. The $12.5 million increase in defense and security robots revenue was primarily due to a 27.7% increase in net average selling prices partially offset by a 11.3% decrease in units shipped in fiscal 2011 as compared to fiscal 2010. The increase in net average selling price was due to product mix primarily attributable to PackBot and SUGV units with a higher selling price shipped in fiscal 2011 as compared to lower priced PackBot FasTac units and lower priced configuration of SUGV units shipped in fiscal 2010. Total defense and security robots shipped in fiscal 2011 were 773 units compared to 871 units in fiscal 2010.
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
Gross margin increased $46.7 million, or 32.1%, to $192.1 million (41.3% of revenue) in fiscal 2011 from $145.4 million (36.3% of revenue) in fiscal 2010. The increase in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 5.2 percentage points and the defense and security robots business unit gross margin increasing 4.3 percentage points. The 5.2 percentage point increase in the home robots business unit is attributable to changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, improved leverage of our overhead expense against higher revenue, and lower return provisions and warranty expense in fiscal 2011 as compared to fiscal 2010. The 4.3 percentage point increase in the defense and security robots business unit is primarily due to lower overhead expenses with improved leverage of our overhead expense against higher revenue, lower sustaining engineering expense and lower warranty expense in fiscal 2011 as compared to fiscal 2010.
Research and Development

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Total research and development	$36,498	$24,809	$11,689	47.1%
As a percentage of total revenue	7.8%	6.2%
Research and development expenses increased by $11.7 million, or 47.1%, to $36.5 million (7.8% of revenue) in fiscal 2011. This was driven by increases in our home robots business unit of $8.8 million, defense and security robots business unit of $1.8 million and other research and development expense of $1.1 million primarily relating to ongoing development of our common software platform. The increase in other research and development expense is due to increases in compensation and benefits, consulting and materials associated with internal research and development projects in both our home robots and defense and security robots business units. The increase in our home robots business unit is primarily the result of our increased efforts in the areas of new product development. The increase in our defense and security robots business unit is the result of our increased efforts in product development relating to our FirstLook, PackBot and Warrior programs.
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
Selling and marketing expenses increased by $8.0 million, or 15.8%, to $58.5 million (12.6% of revenue) in fiscal 2011 from $50.5 million (12.6% of revenue) in fiscal 2010. This was driven by an increase in our home robots business unit of $6.4 million primarily attributable to increases in advertising as part of our continued global marketing and branding efforts, other marketing, compensation, and employee-related expense for fiscal 2011 as compared to fiscal 2010. Selling and marketing expenses in our defense and security robots business unit increased by $1.2 million attributable to an increase in compensation, trade show, depreciation related to demonstration robots and travel expenses in fiscal 2011.
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
Other Income (Expense), Net

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$218	$504	$(286)	(56.7)%
As a percentage of total revenue	—%	0.1%

Other income (expense), net, amounted to $0.2 million in fiscal 2011 compared to $0.5 million in fiscal 2010. Other income (expense), net, for fiscal 2011 was related to interest income of $1.0 million offset by foreign currency exchange losses of $0.5 million resulting from foreign currency exchange rate fluctuations and other expenses of $0.3 million. Other income

(expense), net, for fiscal 2010 was related to interest income of $0.8 million offset by foreign currency exchange losses of $0.3 million resulting from foreign currency exchange rate fluctuations.
Income Tax Provision

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$13,350	$8,460	$4,890	57.8%
As a percentage of pre-tax income	24.9%	24.9%
We recorded a tax provision of $13.4 million and $8.5 million for fiscal 2011 and fiscal 2010, respectively. The $13.4 million provision for fiscal 2011 was based upon a 2011 effective income tax rate of 29.7% offset primarily by a net tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of our research and development credit and domestic manufacturing deductions. The $8.5 million provision for fiscal 2010 was based upon a projected 2010 effective tax rate of 31.5% offset by a $2.3 million one-time benefit associated with the full release of our valuation allowance relating to state deferred tax assets.
The decrease in the projected effective tax rates from 31.5% in 2010 to 29.7% in 2011 was primarily due to higher domestic manufacturing deductions in 2011, partially offset by the release of our valuation allowance relating to state deferred tax assets in fiscal 2010.
Liquidity and Capital Resources
At December 29, 2012, our principal sources of liquidity were cash and cash equivalents totaling $126.8 million, short-term investments of $12.4 million and accounts receivable of $29.4 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 29, 2012 and December 31, 2011, we spent $6.8 million and $13.0 million, respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security products consists mostly of components, as finished goods are generally built to order. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
The balance of cash, cash equivalents and short-term investments of $139.2 million at December 29, 2012 is primarily the result of our on-going focus on managing working capital. In 2012, we generated $37.9 million of cash from operations and we made investments of $82.4, including $74.5 million for the acquisition of Evolution Robotics, Inc. and $6.0 million for an equity interest in InTouch Technologies, Inc. As of December 29, 2012, we did not have any borrowings outstanding under our working capital line of credit and had $1.5 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Net cash provided by operating activities for the fiscal year ended December 29, 2012 was $37.9 million, a decrease of $17.9 million compared to the $55.7 million of net cash provided by operating activities for the fiscal year ended December 31, 2011. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash of $22.9 million resulting from net income of $17.3 million in 2012 compared to net income of $40.2 million in 2011, as well as a decrease in cash of $18.4 million resulting from a decrease in accounts payable of $8.7 million in fiscal 2012 compared to a $9.7 million increase in accounts payable in fiscal 2011 as a result of normal purchasing and vendor payment activities, and a decrease of $9.9 million resulting from an increase in deferred tax assets of $3.8 million in 2012 compared to a decrease of $6.2 million in 2011, primarily due to the addition of deferred tax assets associated with the acquisition of Evolution Robotics and the net effect of changes in deferred tax assets and liabilities associated with operating assets and liabilities. These decreases were partially offset by an increase in cash of $24.4 million resulting from a decrease in accounts receivable (including unbilled revenue) of $16.7 million in fiscal 2012 compared to an increase of $7.6 million in 2011, primarily due to a decline in fiscal 2012 revenue and a reduction in the 2012 DSO (days sales outstanding) to 28 days from 32 days in 2011, as well as other net increases of $8.9 million due to normal operating activities.

Net cash used in investing activities for the fiscal year ended December 29, 2012 was $82.4 million, representing an increase of $65.2 million compared to the $17.2 million of net cash used in investing activities for the fiscal year ended December 31, 2011. This increase in net cash used in investing activities was primarily driven by the purchase of Evolution Robotics, Inc. in 2012 for net cash of $74.5 million and an investment of $6.0 million in preferred shares of InTouch Technologies, Inc. in 2012. These increases were partially offset by proceeds from the net sale of investments of $4.9 million in 2012 compared to the net purchase of investments of $4.2 million in 2011, as well as a decrease in purchases of property and equipment of $6.2 million from fiscal 2011 to fiscal 2012 primarily due to a decrease in spending on self-constructed and demonstration assets, leasehold improvements and internal use software.
Net cash provided by financing activities for the fiscal year ended December 29, 2012 was $5.0 million, a decrease of $14.4 million compared to the $19.4 million of net cash provided by financing activities for the fiscal year ended December 31, 2011. The decrease is due primarily to a decrease in proceeds from stock option exercises of $9.1 million and a decrease in the tax benefit associated with excess stock-based compensation deductions of $5.5 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 29, 2012, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.
As of December 29, 2012, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of December 29, 2012, we were in compliance with all covenants under the revolving credit facility.
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
As of December 29, 2012, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of December 29, 2012, we were in compliance with all covenants under the revolving letter of credit facility.

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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 29, 2012:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$3,158	$5,657	$5,252	$5,682	$19,749
Minimum contractual payments	554	2,639	—	—	3,193
Other obligations	97	405	—	—	502
Total	$3,809	$8,701	$5,252	$5,682	$23,444

Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.

Off-Balance Sheet Arrangements
As of December 29, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. This updated guidance did not have a material impact on our consolidated financial statements.
In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This updated guidance did not have a material impact on our consolidated financial statements.
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
In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 30, 2013.
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

Interest Rate Sensitivity
At December 29, 2012, we had unrestricted cash and cash equivalents of $126.8 million and short term investments of $12.4 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 29, 2012, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. At December 29, 2012, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Item 9A, Controls and Procedures, management has excluded Evolution Robotics, Inc. from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Evolution Robotics, Inc. from our audit of internal control over financial reporting. Evolution Robotics, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 0.9% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 2013

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,770	$166,308
Short term investments	12,430	17,811
Accounts receivable, net of allowance of $111 and $87 at December 29, 2012 and December 31, 2011, respectively	29,413	43,338
Unbilled revenue	1,196	2,362
Inventory	36,965	31,089
Deferred tax assets	19,266	15,344
Other current assets	11,518	7,928
Total current assets	237,558	284,180
Property and equipment, net	24,953	29,029
Deferred tax assets	8,610	6,127
Goodwill	48,951	7,910
Intangible assets, net	28,224	2,467
Other assets	8,500	2,500
Total assets	$356,796	$332,213
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,515	$48,406
Accrued expenses	16,527	17,188
Accrued compensation	11,864	17,879
Deferred revenue and customer advances	6,257	1,527
Total current liabilities	77,163	85,000
Long term liabilities	3,816	4,255
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding
Common stock, $0.01 par value, 100,000,000 and 100,000,000 shares authorized and 27,781,659 and 27,216,555 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	278	272
Additional paid-in capital	199,903	184,395
Retained earnings	75,437	58,140
Accumulated other comprehensive income	199	151
Total stockholders’ equity	275,817	242,958
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$356,796	$332,213
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands, except per share amounts)
Revenue:
Product revenue	$418,550	$426,525	$360,394
Contract revenue	17,694	38,975	40,558
Total revenue	436,244	465,500	400,952
Cost of revenue:
Cost of product revenue(1)	239,745	246,905	228,403
Cost of contract revenue(1)	16,783	26,477	27,117
Total cost of revenue	256,528	273,382	255,520
Gross margin	179,716	192,118	145,432
Operating expenses:
Research and development(1)	37,215	36,498	24,809
Selling and marketing(1)	71,631	58,544	50,535
General and administrative(1)	45,698	43,753	36,618
Total operating expenses	154,544	138,795	111,962
Operating income	25,172	53,323	33,470
Other income (expense), net	435	218	504
Income before income taxes	25,607	53,541	33,974
Income tax expense	8,310	13,350	8,460
Net income	$17,297	$40,191	$25,514
Net income per share
Basic	$0.63	$1.50	$1.00
Diluted	$0.61	$1.44	$0.96
Number of shares used in per share calculations
Basic	27,577	26,712	25,394
Diluted	28,301	27,924	26,468
 __________________________

(1)	Stock-based compensation recorded in fiscal 2012, 2011 and 2010 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Cost of product revenue	$1,187	$1,197	$1,311
Cost of contract revenue	410	478	446
Research and development	1,195	743	725
Selling and marketing	808	724	1,161
General and administrative	7,383	5,642	4,522
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Net income, as reported	$17,297	$40,191	$25,514
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	48	71	121
Total comprehensive income	$17,345	$40,262	$25,635
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2010	25,091,619	$251	$140,613	$(64)	$(7,565)	$(41)	$133,194
Issuance of common stock for exercise of stock options	667,462	6	6,584				6,590
Vesting of restricted stock units	101,348	1	(1)				—
Tax benefit of excess stock based compensation deduction			1,475				1,475
Amortization of deferred compensation relating to stock options			8,102	63			8,165
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(15,589)		(284)				(284)
Reversal of deferred compensation related to canceled stock options			(1)	1			—
Unrealized loss on short term investment						121	121
Directors' deferred compensation			132				132
Net income					25,514		25,514
Balance at January 1, 2011	25,844,840	$258	$156,620	$—	$17,949	$80	$174,907
Issuance of common stock for exercise of stock options	1,232,721	13	13,388				13,401
Vesting of restricted stock units	167,875	1	(1)				—
Tax benefit of excess stock based compensation deduction			6,370				6,370
Amortization of deferred compensation relating to stock options			8,784				8,784
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(28,881)		(928)				(928)
Unrealized gain on short term investment						71	71
Directors' deferred compensation			162				162
Net income					40,191		40,191
Balance at December 31, 2011	27,216,555	$272	$184,395	$—	$58,140	$151	$242,958
Issuance of common stock for exercise of stock options	390,956	4	4,322				4,326
Conversion of deferred compensation	823
Vesting of restricted stock units	204,053	2	(2)				—
Tax benefit of excess stock based compensation deduction			902				902
Amortization of deferred compensation relating to stock options			10,983				10,983
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(30,728)		(784)				(784)
Unrealized gain on short term investment						48	48
Directors' deferred compensation			87				87
Net income					17,297		17,297
Balance at December 29, 2012	27,781,659	$278	$199,903	$—	$75,437	$199	$275,817
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$17,297	$40,191	$25,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,672	10,312	7,541
Loss on disposal of property and equipment	1,332	599	204
Stock based compensation	10,983	8,784	8,165
Deferred income taxes, net	(3,763)	6,154	(4,998)
Tax benefit of excess stock based compensation deductions	(1,445)	(6,917)	(2,622)
Non-cash director deferred compensation	87	162	132
Changes in operating assets and liabilities — (use) source
Accounts receivable	15,560	(9,282)	1,115
Unbilled revenue	1,166	1,650	(2,181)
Inventory	(807)	(3,929)	5,246
Other assets	(2,892)	(1,843)	(2,082)
Accounts payable	(8,684)	9,717	8,130
Accrued expenses	(656)	1,421	1,495
Accrued compensation	(6,106)	52	4,302
Deferred revenue	4,730	(2,007)	(374)
Long term liabilities	(613)	671	(430)
Net cash provided by operating activities	37,861	55,735	49,157
Cash flows from investing activities:
Additions of property and equipment	(6,770)	(13,011)	(12,597)
Change in other assets	(6,000)	—	—
Purchase of Evolution Robotics, Inc., net of cash received	(74,530)	—	—
Purchase of investments	(5,086)	(9,189)	(30,461)
Sales of investments	10,000	5,000	21,500
Net cash used in investing activities	(82,386)	(17,200)	(21,558)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(784)	(928)	(284)
Proceeds from stock option exercises	4,326	13,401	6,590
Tax benefit of excess stock based compensation deductions	1,445	6,917	2,622
Net cash provided by financing activities	4,987	19,390	8,928
Net increase (decrease) in cash and cash equivalents	(39,538)	57,925	36,527
Cash and cash equivalents, at beginning of period	166,308	108,383	71,856
Cash and cash equivalents, at end of period	$126,770	$166,308	$108,383
Supplemental disclosure of cash flow information
Cash paid for income taxes	$11,663	$8,046	$17,807
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
iRobot Corporation (“iRobot” or the “Company”) develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and defense and security research and development contracts.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 29, 2012 and December 31, 2011, cash equivalents were comprised of money market funds totaling $88.1 million and $117.2 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 29, 2012 and December 31, 2011, investments consisted of:

	December 29, 2012		December 31, 2011
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate bonds	$12,980	$12,430	$15,654	$15,309
U.S. Government bond	—	—	2,500	2,502
Total short term investments	$12,980	$12,430	$18,154	$17,811
As of December 29, 2012, the Company’s investments had maturity dates ranging from January 2013 to November 2014.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 29, 2012, fiscal years 2007 through 2012 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Balance at beginning of period	$87	$88	$90
Provision	37	—	—
Deduction(*)	(13)	(1)	(2)
Balance at end of period	$111	$87	$88
_____________________

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Balance at beginning of period	$2,568	$2,836	$3,713
Provision	5,101	411	677
Deduction(*)	(1,061)	(679)	(1,554)
Balance at end of period	$6,608	$2,568	$2,836
 ___________________________

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company evaluates goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. In accordance with the guidance, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

Research and Development
Costs incurred in the research and development of the Company’s products, classified as cost of contract and research and development, are expensed as incurred.
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At December 29, 2012 and December 31, 2011, the Company had $8.3 million and $8.3 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $1.0 million, $0.9 million and $0.9 million of amortization expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 29, 2012, three customers accounted for a total of 55% of the Company's accounts receivable balance, each of which was greater than 10% of the balance. Two of the customers accounting for 36% of the Company's accounts receivable balance secured their balance with guaranteed letters of credit. At December 31, 2011 four customers accounted for a total of 63% of the Company’s accounts receivable balance, each of which was greater than 10% of the balance. Two of the customers accounting for 29% of the Company’s accounts receivable balance secured their balance with guaranteed letters of credit. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, revenue from U.S. federal government orders, contracts and subcontracts, represented 15.1%, 36.1% and 38.4% of total revenue, respectively. For the fiscal years ended December 29, 2012 and December 31, 2011, the Company generated an aggregate of 30.6% and 23.6%, respectively, of total revenue from its home robots distributor in Japan and a network of affiliated European distributors of its home robots.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011 advertising expense totaled $34.9 million, $20.4 million and $13.8 million, respectively.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$17,297	$40,191	$25,514
Weighted-average shares outstanding	27,577	26,712	25,394
Dilutive effect of employee stock options and restricted shares	724	1,212	1,074
Diluted weighted average shares outstanding	28,301	27,924	26,468
Basic income per share	$0.63	$1.50	$1.00
Diluted income per share	$0.61	$1.44	$0.96
Potentially dilutive securities representing approximately 0.8 million, 0.4 million and 1.0 million shares of common stock for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for assessment by the IRS and state tax authorities is closed for fiscal years prior to December 31, 2008, although carryforward attributes that were generated prior to fiscal year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The IRS is currently examining the Company's tax returns for the years 2009 and 2010.
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provisions and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates.
In fiscal 2012, as part of the Company's acquisition accounting for the acquisition of Evolution Robotics, Inc., the Company recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc. At December 29, 2012, the Company has total deferred tax assets of $30.6 million offset by a valuation allowance of $2.7 million.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assets measured at fair value on a recurring basis at December 29, 2012, were as follows:

	Fair Value Measurements as of
	December 29, 2012
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market Funds	$88,144	$—	$—
Corporate bonds	—	12,430	—
Total assets measured at fair value	$88,144	$12,430	$—
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. This updated guidance did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This updated guidance did not have a material impact on the Company's consolidated financial statements.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 30, 2013.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

3.	Inventory
Inventory consists of the following at:

	December 29, 2012	December 31, 2011
	(In thousands)
Raw materials	$8,849	$7,769
Work in process	60	—
Finished goods	28,056	23,320
	$36,965	$31,089

4.	Property and Equipment
Property and equipment consists of the following at:

	December 29, 2012	December 31, 2011
	(In thousands)
Computer and equipment	$16,086	$17,616
Furniture	2,762	2,732
Machinery	3,391	3,375
Tooling	10,147	7,303
Leasehold improvements	15,758	15,459
Software purchased for internal use	8,273	8,338
	56,417	54,823
Less: accumulated depreciation	31,464	25,794
	$24,953	$29,029
Depreciation expense for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $9.9 million, $9.0 million, and $7.0 million, respectively.

5.	Other Assets
Other assets consists of the following at:

	December 29, 2012	December 31, 2011
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	6,000	—
	$8,500	$2,500

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. In January 2012, the Company recorded an investment of $6.0 million in a series of preferred stock of InTouch Technologies, Inc. These investments are accounted for at cost. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time. Since the Company believes the fair value of its investments is greater than the carrying value of its investments, it has not impaired these investments.

6.	Accrued Expenses
Accrued expenses consist of the following at:

	December 29, 2012	December 31, 2011
	(In thousands)
Accrued warranty	$6,057	$10,306
Accrued direct fulfillment costs	999	1,907
Accrued rent	696	726
Accrued sales commissions	475	411
Accrued accounting fees	155	354
Uncertain tax positions - short-term	2,884	957
Accrued other	5,261	2,527
	$16,527	$17,188

7.	Revolving Line of Credit
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 29, 2012, the total amount available for borrowing under its credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at a rate between LIBOR plus 1% and LIBOR plus 1.5% based on the Company’s ratio of indebtedness to Adjusted EBITDA. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 14, 2014.
As of December 29, 2012, the Company had no borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA, and a minimum specified interest coverage ratio.
This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company's obligations under the credit facility may be accelerated.
As of December 29, 2012, the Company was in compliance with all covenants under its credit facility.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 1994 Plan, the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 29, 2012, there were 3,108,842 shares available for future grant under the 2005 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from zero to five years , and expire seven or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of incentive stock options is typically equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
In conjunction with the acquisition of Evolution Robotics, Inc. on October 1, 2012, each outstanding and unvested incentive stock option held by Evolution employees as of the acquisition date was automatically converted into stock options of the Company under the same terms and conditions as were applicable to the original Evolution grants. The number of replacement options granted and the associated exercise prices were determined utilizing a conversion ratio as defined in the merger agreement. There were 114,248 incentive stock options issued by the Company as a result of this automatic conversion with exercise prices ranging from $2.55 to $4.81. All of these options were granted from the 2007 Plan, which was assumed by the Company as a result of the acquisition.
The Company recognized $4.6 million of stock-based compensation expense during the fiscal year ended December 29, 2012 for stock options granted subsequent to the Company’s initial filing of its Form S-1 with the SEC. The unamortized fair value as of December 29, 2012 associated with these grants was $10.8 million with a weighted-average remaining recognition period of 2.54 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Risk-free interest rate	0.63% — 0.90%	0.83% — 2.24%	1.27% — 2.28%
Expected dividend yield	—	—	—
Expected life	4.12 — 4.18 years	4.11 — 4.31 years	4.00 — 4.75 years
Expected volatility	63.0% — 64.0%	61.0% — 63.0%	57.0% — 62.0%
The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. Prior to 2010, the expected term calculation was based upon the simplified method provided under the relevant authoritative guidance and was determined by averaging the contractual term of the stock option grants with the associated vesting term. In 2010, the Company determined that it had enough historical exercise experience and began to rely solely on company specific historical data for purposes of establishing expected term assumptions. Given the Company's initial public offering in November 2005 and the resulting short history as a public company, the Company could not rely solely on company specific historical data for purposes of establishing expected volatility. Consequently, prior to 2010, the Company performed an analysis that included company specific historical data combined with data of several peer companies with similar expected option lives to develop expected volatility assumptions. During 2010, the Company began to rely solely on company specific historical data for purposes of establishing expected volatility.
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $13.23, $16.55 and $8.24, respectively.

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 2, 2010	3,396,628	$11.77
Granted	1,058,323	16.65
Exercised	(667,348)	9.87
Canceled	(130,568)	15.21
Outstanding at January 1, 2011	3,657,035	$13.40
Granted	349,650	33.27
Exercised	(1,232,721)	10.87
Canceled	(212,672)	15.37
Outstanding at December 31, 2011	2,561,292	$17.17
Granted	547,948	19.70
Exercised	(390,956)	11.07
Canceled	(214,617)	21.91
Outstanding at December 29, 2012	2,503,667	$18.27	4.17 years	$8.4 million
Vested and expected to vest at December 29, 2012	2,404,726	$18.14	4.08 years	$8.2 million
Exercisable as of December 29, 2012	1,491,878	$16.55	3.00 years	$5.8 million
Weighted average fair value of options granted during the fiscal year ended December 29, 2012		$13.23
Options available for future grant at December 29, 2012	3,108,842
 _________________________

(1)
The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 29, 2012 of $18.59 and the exercise price of the underlying option.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2012, 2011, and 2010, the total intrinsic value of stock options exercised was $6.2 million, $25.4 million and $7.5 million, respectively. No amounts relating to stock-based compensation have been capitalized.

The following table summarizes information about stock options outstanding at December 29, 2012:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price
$ 2.33 - $ 7.76	313,418	4.99 years	$5.75	199,998	$6.32
8.10 - 14.05	305,898	2.70	12.53	277,131	12.74
14.09 - 14.13	60,395	2.33	14.10	60,395	14.10
14.52 - 14.52	386,749	4.17	14.52	201,571	14.52
14.54 - 17.70	334,669	2.65	16.72	310,484	16.64
18.03 - 19.85	265,701	4.57	18.77	110,779	19.17
20.60 - 24.53	307,975	3.89	23.76	224,539	23.70
24.88 - 26.59	259,925	6.46	26.35	1,750	25.73
27.22 - 33.48	264,437	4.92	32.99	103,824	32.86
35.96 - 35.96	4,500	5.50	35.96	1,407	35.96
$ 2.33 - $35.96	2,503,667	4.17 years	$18.27	1,491,878	$16.55
The table below summarizes activity relating to restricted stock awards:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2010	11,164	$16.03
Granted
Vested	(5,582)	16.03
Forfeited
Outstanding at January 1, 2011	5,582	$16.03
Granted
Vested	(5,582)	16.03
Forfeited
Outstanding at December 31, 2011	—	$—
Granted
Vested	—	—
Forfeited
Outstanding at December 29, 2012	—	$—

During the fiscal year ended December 29, 2012, the Company recognized $0.0 million of stock based compensation expense associated with restricted stock awards. As of December 29, 2012, the unamortized fair value of all restricted stock awards was $0.0 million.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2010	301,224	$12.23
Granted	382,564	16.84
Vested	(98,015)	13.18
Forfeited	(15,696)	13.17
Outstanding at January 1, 2011	570,077	$15.14
Granted	282,744	32.08
Vested	(168,041)	15.31
Forfeited	(77,275)	16.73
Outstanding at December 31, 2011	607,505	$22.77
Granted	685,529	24.62
Vested	(204,053)	21.24
Forfeited	(147,951)	25.07
Outstanding at December 29, 2012	941,030	$24.09
During the fiscal year ended December 29, 2012, the Company recognized $6.4 million of stock based compensation expense associated with restricted stock units. As of December 29, 2012, December 31, 2011 and January 1, 2011, the unamortized fair value of all restricted stock units was $17.9 million, $11.7 million and $7.6 million, respectively. The Company expects to recognize associated stock-based compensation expense of $6.9 million, $5.7 million, $3.9 million and $1.4 million in 2013, 2014, 2015 and 2016, respectively.
The following includes significant activity that is included in the stock option activity and restricted stock activity tables above:
On March 9, 2012, the Company granted to certain employees, including executive officers, an annual merit grant of stock options totaling 181,325 shares of the Company's common stock and 371,850 restricted stock units. Each of the above stock options have a per share exercise price of $26.59, the closing price of the Company's common stock on NASDAQ on March 9, 2012. These stock options and restricted stock units generally vest over a four year period.
On June 8, 2012, the Company granted each of its nine non-employee board members 5,181 restricted stock units. These restricted stock units will vest at the earlier of the first anniversary of the grant or the date of the first annual meeting of the stockholders following the date of grant.
On September 7, 2012, the Company granted to certain employees, including executive officers, stock options totaling 98,000 shares of the Company's common stock and 120,450 restricted stock units. Each of the above stock options have a per share exercise price of $25.99, the closing price of the Company's common stock on NASDAQ on September 7, 2012. The stock options and restricted stock units generally vest over a four year period.
On December 7, 2012, the Company granted certain employees, including an executive officer, stock options totaling 136,000 shares of the Company's common stock and 108,250 restricted stock units.  Each of the above stock options have a per share exercise price of $18.47, the closing price of the Company's common stock on NASDAQ on December 7, 2012.  The stock options and restricted stock units generally vest over a four year period.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Current
Federal	$12,540	$10,088	$14,353
State	473	1,600	1,685
Foreign	(8)	196	112
Total current tax provision	13,005	11,884	16,150
Deferred
Federal	(4,003)	2,166	(4,196)
State	(692)	(700)	(3,494)
Total deferred tax provision	(4,695)	1,466	(7,690)
Total income tax provision	$8,310	$13,350	$8,460
In certain jurisdictions, an insignificant provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries that the Company expects to distribute in 2013. In other jurisdictions, for the remaining undistributed earnings of non-U.S. subsidiaries, no provision has been made for deferred taxes as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. As of December 29, 2012, a deferred tax liability has not been established for approximately $0.1 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Net deferred tax assets
Current deferred tax assets
Reserves and accruals	$17,273	$15,697
Stock based compensation	1,784	—
Net operating loss carryforwards	2,470	—
Foreign tax credits	133	133
Valuation allowance	(1,390)	—
Total current deferred tax assets	20,270	15,830
Non-current deferred tax assets
Tax credits	4,780	3,027
Fixed assets	280	—
Stock based compensation	4,851	5,213
Net operating loss carryforwards	9,664	—
Valuation allowance	(1,301)	—
Total non-current deferred tax assets	18,274	8,240
Current deferred tax liabilities
Prepaids	649	486
Total current deferred tax liabilities	649	486
Non-current deferred tax liabilities
Intangible assets	10,019	127
Fixed assets	—	1,986
Total non-current deferred tax liabilities	10,019	2,113
Total net deferred tax assets	$27,876	$21,471
In fiscal 2012, as part of the Company's acquisition accounting for the acquisition of Evolution Robotics, Inc., the Company recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc.
The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Additions Charged to Goodwill	Deductions	Balance at End of Period
	(In thousands)
January 1, 2011	$3,868	—	—	3,868	$—
December 31, 2011	$—	—	—	—	$—
December 29, 2012	$—	—	2,691	—	$2,691
The net deferred tax assets as of December 29, 2012 and December 31, 2011 were $27.9 million and $21.5 million, respectively.
As of December 29, 2012, the Company has net operating loss carryforwards available to offset future federal and state taxes of $62.9 million, research and development credits carryforwards available to offset future federal and state taxes of $7.4 million and investment tax credit carryforwards to offset future state taxes of $0.6 million, which expire at various dates from 2013 to 2032. As of December 31, 2011, the Company had research and development credits carryforwards available to offset future state taxes of $4.4 million and investment tax credit carryforwards to offset future state taxes of $0.7 million, which expire at various dates from 2013 to 2026. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of December 29, 2012, the Company has $62.9 million of net operating loss carryforwards and $1.8 million of federal and

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383, respectively, of the Internal Revenue Code. However, these limitations do not cause any of these net operating loss carryforwards or federal and state research and development credits to expire unused.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Expected federal income tax	$8,962	$18,739	$11,891
Miscellaneous permanent items	338	(13)	164
State taxes	497	543	1,545
Federal and state research credits	(418)	(3,283)	(997)
Domestic production activities deduction	(1,100)	(2,695)	—
Other	31	59	(275)
Increase (decrease) in valuation allowance	—	—	(3,868)
	$8,310	$13,350	$8,460

A summary of the Company’s adjustments to its uncertain tax position is the current year is as follows:

Fiscal Year Ended
December 29, 2012
Balance at beginning of period	$2,439
Increase for tax positions related to the current year	162
Increase for tax positions related to prior years	1,868
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at end of period	$4,469
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision. As of December 29, 2012, December 31, 2011 and January 1, 2011, there were no material amounts related to accrued interest or penalties. We anticipate the settlement of federal tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $2.9 million. If all of our unrecognized tax benefits as of December 29, 2012 were to become recognizable in the future, we would record a $3.9 million benefit to the income tax provision, reflective of federal benefit on state items.
We follow the with and without approach for direct and indirect effects of the windfall tax deductions.

11.	Commitments and Contingencies
Legal
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect the Company's financial condition or results of operations.
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal 2012, 2011 and 2010 amounted to $4.4 million, $4.1 million, and $3.7 million, respectively. Future minimum rental payments under operating leases were as follows as of December 29, 2012:

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
2013	$3,158
2014	2,837
2015	2,820
2016	2,747
2017	2,505
Thereafter	5,682
Total minimum lease payments	$19,749
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 29, 2012 and December 31, 2011, respectively.

Government Contract Contingencies
Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 29, 2012, fiscal years 2007 through 2012 are open for audit by DCAA.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Balance at beginning of period	$10,306	$9,284	$6,105
Provision (*)	(1,682)	4,091	6,402
Warranty usage(**)	(2,567)	(3,069)	(3,223)
Balance at end of period	$6,057	$10,306	$9,284
 __________________________________

(*)
During 2012, the Company recorded favorable adjustments relating to reductions in its international warranty accrual for our home robots business related to our sustained improvements in product quality, resulting in a net credit for its 2012 warranty provision.

(**)	Warranty usage includes costs incurred for warranty obligations and the pro rata expiration of product warranties not utilized.

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
The Company elected to make a matching contribution of approximately $1.7 million, $1.7 million and $1.5 million for the plan years ended December 29, 2012, December 31, 2011 and January 1, 2011 (“Plan-Year 2012,” “Plan-Year 2011” and “Plan-Year 2010”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2012, Plan-Year 2011 and Plan-Year 2010 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2012 is included in accrued compensation.

13.	Acquisition of Evolution Robotics, Inc.

On October 1, 2012, the Company acquired 100% of the equity of Evolution Robotics, Inc. (Evolution) for $74.8 million in cash, including the effect of working capital adjustments and cash received, with $8.88 million of the purchase price placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Evolution’s representations and warranties, covenants and agreements. Evolution is the developer of Mint and Mint Plus automatic floor cleaning robots, based in Pasadena, California, and is included in the Company's home robots business unit.
The assets and liabilities associated with Evolution were recorded at their fair values as of the acquisition date and the amounts are as follows:

(In thousands)
Cash and cash equivalents	$356
Accounts receivable	1,635
Inventory	5,069
Other current assets	770
Deferred tax asset	1,740
Fixed assets	384
Goodwill	41,041
Intangible assets	27,000
Total Assets	77,995
Accounts payable	(2,793)
Accrued expenses	(51)
Accrued compensation	(91)
Other liabilities	(174)
Total consideration transferred	$74,886

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets acquired totaling $27.0 million include completed technology of $26.9 million and a tradename of $0.1 million.
The completed technology consists of two separate assets, one valued at $17.9 million and one valued at $9.0 million. The estimated fair value attributed to $17.9 million of the completed technology was determined based upon a discounted cash flow forecast. Cash flows were discounted at a rate of 15.5%. The fair value of the $9.0 million relating to the second completed technology was determined based on the estimated cost to replace the technology. The fair value of the completed technology will be amortized over a period of 7-10 years on a straight-line basis, which approximates the pattern in which the economic benefits of the completed technology are expected to be realized.
The fair value of the tradename will be amortized over 3 years on a straight-line basis, which approximates the pattern in which the economic benefits of the tradename are expected to be realized.
Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired and is primarily the result of expected synergies. None of the goodwill or identifiable intangibles associated with this transaction will be deductible for tax purposes.
Acquisition-related costs of $0.85 million were incurred in 2012.

Pro Forma Disclosures (Unaudited)
The following unaudited pro forma consolidated results of operations for fiscal 2012 and fiscal 2011 assume that the acquisition of Evolution occurred as of January 2, 2011.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Revenue	$445,469	$482,850
Net Income	8,723	31,778
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.
Since the date of the acquisition, October 1, 2012, the Company has recorded $3.8 million of revenue attributable to Evolution within its consolidated financial statements.

14.	Goodwill and other intangible assets
The carrying amount of the goodwill at December 29, 2012 is $49.0 million. $41.0 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012, and $7.9 million resulted from the acquisition of Nekton completed in September 2008. In the fourth quarter of 2012, the Company completed its annual goodwill impairment test. The first step of the two-step impairment test, which involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill, was completed, and the Company did not identify any goodwill impairment.
Other intangible assets include the value assigned to completed technology, research contracts, and trade names. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 29, 2012 and December 31, 2011 consisted of the following:

	December 29, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Completed technology	$30,600	$2,468	$28,132	$3,700	$1,233	$2,467
Research contracts	100	100	—	100	100	—
Tradename	800	708	92	700	700	—
Total	$31,500	$3,276	$28,224	$4,500	$2,033	$2,467
Amortization expense related to acquired intangible assets was $1.2 million, $903,000, and $475,000 for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2013	$3,860
2014	3,860
2015	3,852
2016	3,827
2017	3,827
Total	$19,226

15.	Restructuring charges

In 2012 and 2011, the Company incurred restructuring charges of $3.7 million and $1.0 million, respectively, primarily related to cost reductions in its defense and security business unit, which resulted in workforce reductions and the write-off of certain inventory and fixed assets. No restructuring charges were incurred in 2010.
The activity for the restructuring programs is presented below:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$—	$—
Charges	3,679	1,015
Utilization	(3,482)	(1,015)
Balance at end of period	$197	$—

16.	Industry Segment, Geographic Information and Significant Customers
The Company operates in two reportable segments, the home robots business unit and the defense and security robots business unit. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

Home Robots
The Company’s home robots business unit offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on-line store. The Company’s home robots business unit includes mobile robots used in the maintenance of domestic households.
Defense and Security Robots
The Company’s defense and security robots business unit offers products through a small U.S. government-focused sales force, while products are sold to a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally-focused sales team. The Company’s defense and security robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Revenue:
Home Robots	$356,805	$278,551	$229,348
Defense & Security Robots	79,439	186,949	171,604
Total revenue	436,244	465,500	400,952
Cost of revenue:
Home Robots	180,245	152,723	137,568
Defense & Security Robots	76,283	120,659	117,952
Total cost of revenue	256,528	273,382	255,520
Gross margin:
Home Robots	176,560	125,828	91,780
Defense & Security Robots	3,156	66,290	53,652
Total gross margin	179,716	192,118	145,432
Research and development	37,215	36,498	24,809
Selling and marketing	71,631	58,544	50,535
General and administrative	45,698	43,753	36,618
Other income (expense), net	435	218	504
Income before income taxes	$25,607	$53,541	$33,974
As of December 29, 2012, goodwill of $41.0 million and purchased intangible assets, net of $26.1 million recorded in conjunction with the acquisition of Evolution Robotics, Inc. in October 2012 are directly associated with the home robots business unit. Goodwill of $7.9 million and purchased intangible assets, net of $2.1 million recorded in conjunction with the acquisition of Nekton in September 2008, as well as the $2.5 million investment in Advanced Scientific Concepts, Inc., are directly associated with the defense and security business unit. Other long lived assets are not directly attributable to individual business segments.

Geographic Information
For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, sales to non-U.S. customers accounted for 57.3%, 45.5% and 42.1% of total revenue, respectively.
Significant Customers
For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, U.S. federal government orders, contracts and subcontracts accounted for 15.1%, 36.1% and 38.4% of total revenue, respectively. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company generated 4.5%, 9.4% and 17.4%, respectively of total revenue from The Boeing Company as a subcontractor under U.S. federal government contracts. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 approximately 75.4%, 74.0% and 65.7%, respectively, of our home robot product revenue resulted from sales to 15 customers. For the fiscal year ended December 29, 2012, the Company generated an aggregate of 30.6% of its total revenue from its home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of the Company's home robots.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
	(In thousands, except per share amounts)
Revenue	$106,277	$108,082	$120,373	$130,768	$97,807	$111,445	$126,298	$100,694
Gross margin	43,454	42,536	50,043	56,085	34,013	49,447	54,902	41,354
Net income (loss)	7,477	8,024	14,052	10,638	653	7,375	15,207	(5,938)
Diluted earnings (loss) per share	$0.27	$0.29	$0.50	$0.38	$0.02	$0.26	$0.54	$(0.21)

During the fourth quarter of 2012, the Company identified certain immaterial errors to previously-reported product revenue and general and administrative expense and recorded out of period adjustments to correct for these items which resulted in a $0.3 million increase in fourth quarter 2012 net loss and a $0.1 million decrease in 2012 net income. These adjustments did not have a material impact on the reported financial position or results of operations for the year ended December 29, 2012. Additionally, had these adjustments been recorded in the prior periods to which they relate, the impact would not have been material to the reported financial position or results of operations for those periods.

18.	Subsequent Event
In January 2013, the Company purchased an additional $2 million of preferred stock of InTouch Technologies, Inc. ("InTouch"), bringing its total investment in InTouch to $8 million. The total investment will be accounted utilizing the cost method of accounting since this investment is not in the form of common stock or in-substance common stock. The Company has concluded that it does not exert significant influence over InTouch since the Company does not have the right to appoint any members of the board of directors of InTouch and the Company’s investment as a percentage of the outstanding equity of InTouch is not significant. On a going forward basis, the Company will regularly monitor this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology.

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
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has excluded Evolution Robotics, Inc. from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Evolution Robotics, Inc. from our audit of internal control over financial reporting. Evolution Robotics, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 0.9% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 29, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 29, 2012 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Glen Weinstein, Executive Vice President and Chief Legal Officer, and Alison Dean, Senior Vice President of Corporate Finance) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2012.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2012.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 29, 2012 and December 31, 2011

Consolidated Statements of Income for the Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Comprehensive Income for the Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Stockholders’ Equity for the Years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Cash Flows for the Years ended December 29, 2012, December 31, 2011 and January 1, 2011
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
2.1
Agreement and Plan of Merger, dated as of September 14, 2012, by and among the Registrant, Bull Dog Acquisition Corporation, Evolution Robotics, Inc. and the Securityholders' Representative named therein (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2012 and incorporated by reference herein)

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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 15, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 15, 2013.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ JOHN LEAHY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
John Leahy

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ JACQUES S. GANSLER	Director
Jacques S. Gansler

/s/ GAIL DEEGAN	Director
Gail Deegan

/s/ ANDREA GEISSER	Director
Andrea Geisser

Signature	Title(s)

/s/ GEORGE C. MCNAMEE	Director
George C. McNamee

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ PETER MEEKIN	Director
Peter Meekin

/s/ PAUL J. KERN	Director
Paul J. Kern

/s/ PAUL SAGAN	Director
Paul Sagan

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 14, 2012, by and among the Registrant, Bull Dog Acquisition Corporation, Evolution Robotics, Inc. and the Securityholders' Representative named therein (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2012 and incorporated by reference herein)

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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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