Form 10-Q
period 2013-03-30
IROBOT CORP
filed 2013-05-03
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER 000-51598
______________________________________________
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)
 ______________________________________________

Delaware	77-0259 335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Crosby Drive
Bedford, MA 01730
(Address of principal executive offices)
(Zip code)
(781) 430-3000
(Registrant’s telephone number, including area code)
______________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2013 was 28,262,221.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 30, 2013

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 30, 2013	December 29, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$123,576	$126,770
Short term investments	13,869	12,430
Accounts receivable, net of allowance of $111 at March 30, 2013 and December 29, 2012	27,280	29,413
Unbilled revenue	2,252	1,196
Inventory	32,160	36,965
Deferred tax assets	19,340	19,266
Other current assets	9,811	8,853
Total current assets	228,288	234,893
Property and equipment, net	23,629	24,953
Deferred tax assets	8,623	8,792
Goodwill	48,951	48,951
Intangible assets, net	27,259	28,224
Other assets	10,501	8,500
Total assets	$347,251	$354,313
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,804	$42,515
Accrued expenses	13,977	13,642
Accrued compensation	6,997	11,864
Deferred revenue and customer advances	3,629	6,257
Total current liabilities	54,407	74,278
Long term liabilities	5,033	4,218
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,002,847 and 27,781,659 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	280	278
Additional paid-in capital	203,528	199,903
Retained earnings	83,792	75,437
Accumulated other comprehensive income	211	199
Total stockholders’ equity	287,811	275,817
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$347,251	$354,313
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Product revenue	$101,405	$91,742
Contract revenue	4,790	6,065
Total revenue	106,195	97,807
Cost of revenue:
Cost of product revenue (1)	57,815	56,233
Cost of contract revenue	1,853	3,022
Total cost of revenue	59,668	59,255
Gross margin	46,527	38,552
Operating expenses:
Research and development (1)	14,408	14,500
Selling and marketing (1)	10,697	12,333
General and administrative (1)	12,458	11,042
Total operating expenses	37,563	37,875
Operating income	8,964	677
Other income (expense), net	(96)	220
Income before income taxes	8,868	897
Income tax expense	513	244
Net income	$8,355	$653
Net income per share
Basic	$0.30	$0.02
Diluted	$0.29	$0.02
Number of shares used in calculations per share
Basic	27,930	27,352
Diluted	28,558	28,283
 __________________________

(1)	Total stock-based compensation recorded in the three months ended March 30, 2013 and March 31, 2012 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of product revenue	$118	$208
Research and development	501	460
Selling and marketing	366	237
General and administrative	1,944	1,608
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income, as reported	$8,355	$653
Other comprehensive income, net of tax:
Unrealized gains on investments, net of tax	12	145
Total comprehensive income	$8,367	$798
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$8,355	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,284	2,602
Loss on disposal of property and equipment	182	69
Stock-based compensation	2,929	2,513
Deferred income taxes, net	(449)	(6,694)
Tax benefit of excess stock based compensation deductions	(43)	(705)
Non-cash director deferred compensation	11	22
Changes in operating assets and liabilities — (use) source
Accounts receivable	2,133	13,431
Unbilled revenue	(1,056)	1,122
Inventory	4,805	(592)
Other assets	(983)	2,832
Accounts payable	(12,711)	(4,104)
Accrued expenses	379	2,003
Accrued compensation	(4,867)	(10,149)
Deferred revenue and customer advances	(2,628)	895
Long term liabilities	815	(66)
Net cash provided by operating activities	156	3,832
Cash flows from investing activities:
Additions of property and equipment	(1,077)	(1,643)
Change in other assets	(2,000)	(6,000)
Purchases of investments	(2,547)	—
Sales of investments	1,000	2,500
Net cash used in investing activities	(4,624)	(5,143)
Cash flows from financing activities:
Proceeds from stock option exercises	1,744	1,323
Income tax withholding payment associated with restricted stock vesting	(513)	(227)
Tax benefit of excess stock-based compensation deductions	43	705
Net cash provided by financing activities	1,274	1,801
Net increase (decrease) in cash and cash equivalents	(3,194)	490
Cash and cash equivalents, at beginning of period	126,770	166,308
Cash and cash equivalents, at end of period	$123,576	$166,798
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,510	$262
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
The accompanying unaudited financial data as of March 30, 2013 and for the three months ended March 30, 2013 and March 31, 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on February 15, 2013.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of March 30, 2013 and results of operations and cash flows for the periods ended March 30, 2013 and March 31, 2012 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
Reorganization
In fiscal year 2012, the Company initiated a reorganization that resulted in, among other things, the centralization of all of the Company's engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, the Company reviewed the financial statement classification of its costs and expenses. As a result of this review, the Company decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of the Company's financial performance. As part of this review, the Company also evaluated the impact of the reorganization on its segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, the Company recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the three months ended March 31, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
Revision of Consolidated Balance Sheet as of December 29, 2012
During the three month period ended March 30, 2013, the Company identified a classification error related to its reserves for uncertain tax positions on its December 29, 2012 consolidated balance sheet. The Company had recorded a gross income tax receivable in current assets and a gross uncertain tax positions liability against that receivable in current liabilities as of December 29, 2012. In addition, the Company misclassified certain uncertain tax position liabilities in current and long-term liabilities. The impact of the errors on the December 29, 2012 consolidated balance sheet was a decrease in Other Current Assets of $2.7 million, an increase in Other Assets of $0.2 million, a decrease in Accrued Expenses of $2.9 million, and an increase in Long-term Liabilities of $0.4 million. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. The Company has revised its December 29, 2012 consolidated balance sheet to correct these errors as reflected herein. This revision had no impact on the consolidated statement of income, the

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

consolidated statement of comprehensive income, or total cash flows from operating activities, total cash flows from investing activities, or total cash flows from financing activities.
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
Revenue Recognition
The Company derives its revenue from product sales, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of March 30, 2013, fiscal years 2007 through 2012 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$8,355	$653
Weighted-average shares outstanding	27,930	27,352
Dilutive effect of employee stock options and restricted shares	628	931
Diluted weighted-average shares outstanding	28,558	28,283
Basic income per share	$0.30	$0.02
Diluted income per share	$0.29	$0.02

Restricted stock units and options to acquire representing approximately 1.1 million and 0.5 million shares of common stock for the three month periods ended March 30, 2013 and March 31, 2012, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examination by the Internal Revenue Service (IRS) and state tax authorities is closed for fiscal years prior to December 31, 2008, although carryforward attributes that were generated prior to fiscal year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open. The IRS is currently examining the Company’s tax returns for the years 2008, 2009 and 2010.
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
The Company recorded a tax provision of $0.5 million and $0.2 million for the three month periods ended March 30, 2013 and March 31, 2012, respectively. The $0.5 million provision for the three month period ended March 30, 2013 resulted in an effective income tax rate of 5.8%. The $0.2 million provision for the three month period ended March 31, 2012 resulted in an effective income tax rate of 27.2%. In January 2013, legislation was enacted that included the extension of federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit related to 2012 during the three month period ended March 30, 2013. The decrease in the effective income tax rate from 27.2% for the three month period ended March 31, 2012 to 5.8% for the three month period ended March 30, 2103 was primarily due to the extension of federal research and development tax credits in 2013.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
The Company’s assets measured at fair value on a recurring basis at March 30, 2013, were as follows:

	Fair Value Measurements as of March 30, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$86,774	$—	$—
Corporate bonds	—	13,869	—
Total assets measured at fair value	$86,774	$13,869	$—

The Company’s assets measured at fair value on a recurring basis at December 29, 2012, were as follows:

	Fair Value Measurements as of December 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$88,144	$—	$—
Corporate bonds	—	12,430	—
Total assets measured at fair value	$88,144	$12,430	$—
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
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company evaluates goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The impact of these amendments on the Company’s consolidated financial statements was not material.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory
Inventory consists of the following:

	March 30, 2013	December 29, 2012
	(In thousands)
Raw materials	$5,490	$8,849
Work in process	59	60
Finished goods	26,611	28,056
	$32,160	$36,965
4. Stock Option Plans
The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 1994 Plan, the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of March 30, 2013, there were 3,855,966 shares available for future grant under the 2005 Plan.
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
On March 8, 2013, the Company granted to certain employees, including executive officers, an annual merit grant of stock options totaling 181,300 shares of the Company’s common stock and 331,725 restricted stock units. Additionally, an employee was granted 60,000 stock options and 30,000 restricted stock units in connection with the commencement of his employment. Each of the above stock options have a per share exercise price of $22.86, the closing price of the Company’s common stock on NASDAQ on March 8, 2013. The stock options and restricted stock units generally vest over a four year period.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

5. Accrued Expenses
Accrued expenses consist of the following:

	March 30, 2013	December 29, 2012
	(In thousands)
Accrued warranty	$6,021	$6,057
Accrued rent	739	696
Accrued sales tax	583	719
Accrued direct fulfillment costs	385	999
Accrued sales commissions	481	475
Accrued accounting fees	290	155
Accrued other	5,478	4,541
	$13,977	$13,642
6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended March 30, 2013 and March 31, 2012 were $1.0 million and $1.1 million, respectively. Future minimum rental payments under operating leases were as follows as of March 30, 2013:

Operating Leases
(In thousands)
Remainder of 2013	$2,353
2014	2,837
2015	2,820
2016	2,747
2017	2,505
Thereafter	5,683
Total minimum lease payments	$18,945
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2013 and December 29, 2012, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Balance at beginning of period	$6,057	$10,306
Provision	404	914
Warranty usage(1)	(440)	(1,088)
Balance at end of period	$6,021	$10,132

(1)	Warranty usage includes the expiration of product warranties unutilized.
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

7. Acquisition of Evolution Robotics, Inc.
On October 1, 2012, the Company acquired 100% of the equity of Evolution Robotics, Inc. ("Evolution") for $74.8 million in cash, including the effect of working capital adjustments and cash received, with $8.88 million of the purchase price placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Evolution’s representations and warranties, covenants and agreements. Evolution is the developer of Mint and Mint Plus automatic floor cleaning robots, based in Pasadena, California, and is included in the Company's home robots business unit.
Pro Forma Disclosures (Unaudited)
The following unaudited pro forma consolidated results of operations for the three month periods ended March 30, 2013 and March 31, 2012 assume that the acquisition of Evolution occurred as of January 1, 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Revenue	$106,195	$99,943
Net Income	$8,355	$(1,254)
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

8. Industry Segment, Geographic Information and Significant Customers
The Company operates in two reportable segments, the home robots business unit and the defense and security robots business unit. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. As a result of the reorganization completed at the beginning of fiscal year 2013, the Company determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. While no new reportable segments resulted from the reorganization, certain revenue and expenses previously included in the home robots business unit and the defense and security robots business unit are now combined with other revenue and expenses and presented separately from the two reportable segments.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Home Robots
The Company’s home robots business unit offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots business unit includes mobile robots used in the maintenance of households.
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
Other
The Company’s other revenue and cost of revenue result from other, smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Home Robots	$92,699	$81,583
Defense & Security	11,100	14,162
Other	2,396	2,062
Total revenue	106,195	97,807
Cost of revenue:
Home Robots	48,025	43,208
Defense & Security	5,825	9,901
Other	5,818	6,146
Total cost of revenue	59,668	59,255
Gross margin:
Home Robots	44,674	38,375
Defense & Security	5,275	4,261
Other	(3,422)	(4,084)
Total gross margin	46,527	38,552
Research and development	14,408	14,500
Selling and marketing	10,697	12,333
General and administrative	12,458	11,042
Other income (expense), net	(96)	220
Income before income taxes	$8,868	$897
Geographic Information
For the three months ended March 30, 2013 and March 31, 2012, sales to non-U.S. customers accounted for 59.6% and 65.2% of total revenue, respectively.
Significant Customers
For the three months ended March 30, 2013 and March 31, 2012, U.S. federal government orders, contracts and subcontracts accounted for 7.3% and 11.7% of total revenue, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

For the three months ended March 30, 2013, the Company generated 21.9% and 10.2%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended March 31, 2012, the Company generated 21.0% and 12.3%, respectively, of total revenue from two of its international distributors of home robot products.

9. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at March 30, 2013 is $49.0 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.9 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively. Further, the Company completed an interim impairment test for each reporting unit and did not identify any impairment.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology, research contracts, and a trade name. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at March 30, 2013 and December 29, 2012 consisted of the following:

	March 30, 2013			December 29, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$30,600	$3,424	$27,176	$30,600	$2,468	$28,132
Research contracts	100	100	—	100	100	—
Tradename	800	717	83	800	708	92
Total	$31,500	$4,241	$27,259	$31,500	$3,276	$28,224
Amortization expense related to acquired intangible assets was $965,000 and $93,000 for the three months ended March 30, 2013 and March 31, 2012, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2013	$2,895
2014	3,861
2015	3,852
2016	3,827
2017	3,827
Thereafter	8,997
Total	$27,259

Other Assets
In January 2013, the Company recorded an additional investment of $2.0 million of preferred stock of InTouch Technologies, Inc. (“InTouch”), bringing its total investment to $8.0 million of preferred stock of InTouch. The total investment is accounted utilizing the cost method of accounting since this investment is not in the form of common stock or in-substance common stock. The Company has concluded that it does not exert significant influence over InTouch since the Company does not have the right to appoint any members of the board of directors of InTouch and the Company’s investment as a percentage

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

of the outstanding equity of InTouch is not significant. On a going forward basis, the Company will continue to monitor this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company will continue to regularly evaluate whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2012, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Mint, Braava, and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Ava, our home robots and defense and security robots business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2012, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot, Scooba floor washing robot and Braava, our iRobot-branded version of the Mint floor sweeping robot, perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot and Small Unmanned Ground Vehicle (SUGV) tactical ground military robots perform battlefield reconnaissance and bomb disposal. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 for certain programs within our defense and security business unit.
As of March 30, 2013, we had 531 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in defense and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three month period ended March 30, 2013, domestic revenue growth of 44% drove a 14% increase in home robots revenue as compared to the three month period ended March 31, 2012. This increase resulted primarily from our domestic advertising campaign, strong sell through across our domestic retailers during the three month period ended December 29, 2012, and expanded distribution of the Roomba 600 and 700 series robots. Offsetting this increase was a decrease in our defense and security business unit revenue of 22% as compared to the three month period ended March 31, 2012 due to program cancellations and ongoing budget reductions within the U.S. government. We also shipped the first RP-

VITA units during the three month period ended March 30, 2013. RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant), which was jointly developed with InTouch Technologies, Inc., is the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. As part of this review, we also evaluated the impact of the reorganization on our segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by our chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the three months ended March 31, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue
Product revenue	95.5%	93.8%
Contract revenue	4.5	6.2
Total revenue	100.0	100.0
Cost of revenue
Cost of product revenue	54.4	57.5
Cost of contract revenue	1.8	3.1
Total cost of revenue	56.2	60.6
Gross margin	43.8	39.4
Operating expenses
Research and development	13.6	14.8
Selling and marketing	10.1	12.6
General and administrative	11.7	11.3
Total operating expenses	35.4	38.7
Operating income	8.4	0.7
Other income (expense), net	—	0.2
Income before income taxes	8.4	0.9
Income tax expense	0.5	0.2
Net income	7.9%	0.7%
Comparison of Three Months Ended March 30, 2013 and March 31, 2012
Revenue

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
		(In thousands)
Total revenue	$106,195	$97,807	$8,388	8.6%
Total revenue for the three months ended March 30, 2013 increased to $106.2 million, or 8.6%, compared to $97.8 million for the three months ended March 31, 2012. Revenue increased approximately $11.1 million, or 13.6%, in our home robots business unit and decreased approximately $3.1 million, or 21.6%, in our defense and security robots business unit.
The $11.1 million increase in revenue from our home robots business unit for the three months ended March 30, 2013 was driven by a 7.4% increase in units shipped and a 7.5% increase in net average selling price as compared to the three months ended March 31, 2012. In the three months ended March 30, 2013, domestic home robots revenue increased $9.6 million and international home robots revenue increased $1.5 million as compared to the three months ended March 31, 2012. Total home robots shipped in the three months ended March 30, 2013 were 230,000 units compared to 214,000 units in the three months ended March 31, 2012. The increase in home robots business unit revenue and units shipped was primarily attributable to a 43.9% increase in domestic sales of our home robots products, while international sales of our home robots products increased by 2.6%. The increase in domestic sales of our home robots resulted primarily from our domestic advertising campaign, strong sell-through across our domestic retailers during the three month period ended December 29, 2012, expanded distribution of the Roomba 600 and 700 series robots, and the addition of the Braava floor sweeping robot to our product lineup. Home robots business unit revenue from international sales was 66.1% of total home robots business unit revenue in the three month period ending March 30, 2013 as compared to 73.3% in the three month period ended March 31, 2012. In addition, net average selling prices in the home robots business unit increased due to increased volume of higher priced products including the Roomba 600 and 700 series robot, and fewer sales of our lower priced Roomba series robots in the current quarter as compared to the prior year.
The $3.1 million decrease in revenue from our defense and security robots business unit was primarily attributable to a $1.0 million decrease in defense and security robots revenue and a $2.1 million decrease in recurring contract development revenue generated under research and development contracts. The $1.0 million decrease in defense and security robots revenue was primarily due to a decrease in sales of SUGV and FirstLook units in the three month period ended March 30, 2013 as compared to the three month period ended March 31, 2012, partially offset by an increase in sales of spare parts. Total defense and security robots shipped in the three months ended March 30, 2013 were 16 units compared to 132 units in the three months ended March 31, 2012. The $2.1 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV program.
Cost of Revenue

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
		(In thousands)
Total cost of revenue	$59,668	$59,255	$413	0.7%
As a percentage of total revenue	56.2%	60.6%

Total cost of revenue increased to $59.7 million in the three months ended March 30, 2013, compared to $59.3 million in the three months ended March 31, 2012. The decrease is primarily due to the 87.9% decrease in defense and security units shipped offset by the 7.4% increase in home robots units shipped and the product mix of those units.
Gross Margin

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$46,527	$38,552	$7,975	20.7%
As a percentage of total revenue	43.8%	39.4%
Gross margin increased $8.0 million, or 20.7%, to $46.5 million (43.8% of revenue) in the three months ended March 30, 2013 from $38.6 million (39.4% of revenue) in the three months ended March 31, 2012. The increase in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 1.2 percentage points and the defense and security robots business unit gross margin increasing 17.4 percentage points. The 1.2 percentage point increase in the home robots business unit is primarily attributable to a 7.5% increase in net average selling price, driven by increased volume of higher priced robots including the Roomba 600 and 700 series, and fewer sales of our lower priced Roomba series robots in the current quarter as compared to the prior year. The 17.4 percentage point increase in the defense and security business unit is primarily attributable to lower rework and excess and obsolete inventory costs, as well as reduced compensation costs associated with a decrease in headcount in the three month period ended March 30, 2013, as compared to the three month period ended March 31, 2012.

Research and Development

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total research and development	$14,408	$14,500	$(92)	(0.6)%
As a percentage of total revenue	13.6%	14.8%
Research and development expenses decreased $0.1 million, or 0.6%, to $14.4 million (13.6% of revenue) in the three months ended March 30, 2013 from $14.5 million (14.8% of revenue) in the three months ended March 31, 2012. Research and development expenses did not change significantly in the three months ended March 30, 2013 compared to the three months ended March 31, 2012.
In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and industrial third parties. For the three months ended March 30, 2013, these expenses amounted to $1.9 million, compared to $3.0 million for the three months ended March 31, 2012. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $16.3 million for the three months ended March 30, 2013, compared to $17.5 million for the three months ended March 31, 2012.
Selling and Marketing

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$10,697	$12,333	$(1,636)	(13.3)%
As a percentage of total revenue	10.1%	12.6%
Selling and marketing expenses decreased by $1.6 million, or 13.3%, to $10.7 million (10.1% of revenue) in the three months ended March 30, 2013 from $12.3 million (12.6% of revenue) in the three months ended March 31, 2012. This decrease is primarily attributable to marketing expenses incurred during the three months ended March 31, 2012 as part of our global marketing and branding efforts. We expect to incur more significant marketing expenses later in fiscal year 2013 than were incurred during the three months ended March 30, 2013.
General and Administrative

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$12,458	$11,042	$1,416	12.8%
As a percentage of total revenue	11.7%	11.3%
General and administrative expenses increased by $1.4 million, or 12.8%, to $12.5 million (11.7% of revenue) in the three months ended March 30, 2013 from $11.0 million (11.3% of revenue) in the three months ended March 31, 2012. This increase is primarily attributable to increases in stock based compensation expense, increased amortization expense resulting from the acquisition of Evolution Robotics, Inc. on October 1, 2012, and increased legal expenses in the three months ended March 30, 2013 as compared to the three months ended March 31, 2012.

Other Income (Expense), Net

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total other income (expense)	$(96)	$220	$(316)	(143.6)%
As a percentage of total revenue	—%	0.2%
Other income (expense), net, amounted to $(0.1) million and $0.2 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Other income (expense), net, for the three month periods ended March 30, 2013 and March 31, 2012 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended
	March 30, 2013	March 31, 2012	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$513	$244	$269	110.2%
We recorded a tax provision of $0.5 million and $0.2 million for the three month periods ended March 30, 2013 and March 31, 2012, respectively. The $0.5 million provision for the three month period ended March 30, 2013 resulted in an effective income tax rate of 5.8%. The $0.2 million provision for the three month period ended March 31, 2012 resulted in an effective income tax rate of 27.2%. The decrease in the effective income tax rate from 27.2% in the three month period ended March 31, 2012 to 5.8% in the three month period ended March 30, 2013 was primarily due to the retroactive reinstatement of federal research and development credits through December 31, 2013 during the three month period ended March 30, 2013 as part of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

Liquidity and Capital Resources
At March 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $123.6 million, short-term investments of $13.9 million and accounts receivable of $27.3 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 30, 2013 and March 31, 2012, we spent $1.1 million and $1.6 million, respectively, on capital equipment.
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
The balance of cash and short-term investments of $137.5 million at March 30, 2013 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of March 30, 2013, we did not have any borrowings outstanding under our working capital line of credit and had $1.7 million in letters of credit outstanding under our revolving letter of credit facility.

Discussion of Cash Flows
Net cash provided by operating activities for the three months ended March 30, 2013 was $0.2 million, a decrease of $3.6 million compared to the $3.8 million of net cash provided by operating activities for the three months ended March 31, 2012. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash of $11.3 million resulting from a decrease in accounts receivable of $2.1 million in 2013 compared to a $13.4 million decrease in accounts receivable in 2012 as a result of the timing of revenue and the corresponding cash receipts, as well as a decrease in cash of $8.6 million resulting from a decrease in accounts payable of $12.7 million in 2013 compared to a decrease of $4.1 million in 2012 as a result of normal purchasing and vendor payment activities. These decreases were partially offset by an increase in cash of $7.7 million resulting from net income of $8.4 million in 2013 compared to net income of $0.7 million in 2012, and an increase of $6.2 million resulting from an increase in deferred tax assets of $0.5 million in 2013 compared to an increase of $6.7 million in 2012, primarily due to the net effect of changes in deferred tax assets and liabilities associated with operating assets and liabilities, as well as other net increases of $2.3 million due to normal operating activities.
Net cash used in investing activities for the three months ended March 30, 2013 was $4.6 million, a decrease of $0.5 million compared to the $5.1 of net cash used in investing activities for the three months ended March 31, 2012. Capital additions were $1.1 million and $1.6 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease in capital additions in 2013 was primarily attributable to lower spending on leasehold improvements, production tooling and enterprise software. Cash used for strategic investments was $2.0 million and $6.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. compared to our initial investment of $6.0 million in 2012. The net purchase of investments was $1.5 million for three months ended March 30, 2013 and the net sale of investments was $2.5 million for the three months ended March 31, 2012. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash provided by financing activities for the three months ended March 30, 2013 was $1.3 million, a decrease of $0.5 million compared to the $1.8 million of net cash provided by financing activities for the three months ended March 31, 2012. We generated $1.7 million and $1.3 million from the exercise of stock options during the three months ended March 30, 2013 and March 31, 2012, respectively. We generated $43,000 and $0.7 million of tax benefits from excess stock-based compensation deductions during the three months ended March 30, 2013 and March 31, 2012, respectively. We spent $0.5 million and $0.2 million in the payment of income tax withholdings associated with restricted stock vesting during the three months ended March 30, 2013 and March 31, 2012, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of March 30, 2013, the total amount available for borrowing under our credit facility was $75.0 million, and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.
As of March 30, 2013, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of March 30, 2013, we were in compliance with all covenants under the revolving credit facility.

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
As of March 30, 2013, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of March 30, 2013, we were in compliance with all covenants under the revolving letter of credit facility.
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

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of March 30, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$2,353	$5,657	$5,252	$5,683	$18,945
Minimum contractual obligations	372	2,491	—	—	2,863
Other obligations	100	305	—	—	405
Total	$2,825	$8,453	$5,252	$5,683	$22,213
Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.
Off-Balance Sheet Arrangements
As of March 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At March 30, 2013, we had unrestricted cash and cash equivalents of $123.6 million and short term investments of $13.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 30, 2013, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of March 30, 2013, we do not have any borrowings outstanding under our working capital line of credit. As of March 30, 2013, we had letters of credit outstanding of $1.7 million under our revolving letter of credit facility.
Exchange Rate Sensitivity
We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robots products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Euro, Japanese Yen or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.

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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Jeffrey Beck, Chief Operating Officer, and Glen Weinstein, Executive Vice President and Chief Legal Officer) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
10.1
Amendment #3 to Manufacturing Agreement between the Company and Kin Yat Industrial Co. Ltd., dated as of March 12, 2013 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2013 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

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

iROBOT CORPORATION

Date: May 3, 2013	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment #3 to Manufacturing Agreement between the Company and Kin Yat Industrial Co. Ltd., dated as of March 12, 2013 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2013 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith
***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934