Form 10-Q
period 2013-06-29
IROBOT CORP
filed 2013-08-02
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2013 was 28,655,437.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 29, 2013

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 29, 2013	December 29, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,857	$126,770
Short term investments	19,014	12,430
Accounts receivable, net of allowance of $81 and $111 at June 29, 2013 and December 29, 2012, respectively	51,104	29,413
Unbilled revenue	1,051	1,196
Inventory	41,560	36,965
Deferred tax assets	19,245	19,266
Other current assets	13,598	8,853
Total current assets	279,429	234,893
Property and equipment, net	23,060	24,953
Deferred tax assets	10,438	8,792
Goodwill	48,751	48,951
Intangible assets, net	24,506	28,224
Other assets	10,501	8,500
Total assets	$396,685	$354,313
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,905	$42,515
Accrued expenses	14,045	13,642
Accrued compensation	13,113	11,864
Deferred revenue and customer advances	3,274	6,257
Total current liabilities	84,337	74,278
Long term liabilities	4,138	4,218
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,638,134 and 27,781,659 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	286	278
Additional paid-in capital	215,800	199,903
Retained earnings	92,086	75,437
Accumulated other comprehensive income	38	199
Total stockholders’ equity	308,210	275,817
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$396,685	$354,313
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Product revenue	$127,966	$107,760	$229,371	$199,502
Contract revenue	2,396	3,685	7,186	9,750
Total revenue	130,362	111,445	236,557	209,252
Cost of revenue:
Cost of product revenue (1)	67,873	57,089	125,688	113,322
Cost of contract revenue	884	1,540	2,737	4,562
Total cost of revenue	68,757	58,629	128,425	117,884
Gross margin	61,605	52,816	108,132	91,368
Operating expenses:
Research and development (1)	15,997	14,182	30,405	28,682
Selling and marketing (1)	22,309	17,976	33,006	30,309
General and administrative (1)	15,395	10,022	27,853	21,064
Total operating expenses	53,701	42,180	91,264	80,055
Operating income	7,904	10,636	16,868	11,313
Other income (expense), net	(105)	60	(201)	280
Income before income taxes	7,799	10,696	16,667	11,593
Income tax expense (benefit)	(495)	3,321	18	3,565
Net income	$8,294	$7,375	$16,649	$8,028
Net income per share
Basic	$0.29	$0.27	$0.59	$0.29
Diluted	$0.28	$0.26	$0.57	$0.28
Number of shares used in calculations per share
Basic	28,416	27,522	28,173	27,441
Diluted	29,226	28,182	28,972	28,259
 __________________________

(1)	Total stock-based compensation recorded in the three and six months ended June 29, 2013 and June 30, 2012 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of product revenue	$128	$218	$246	$426
Research and development	793	446	1,294	906
Selling and marketing	118	179	484	416
General and administrative	2,224	2,059	4,168	3,667
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income, as reported	$8,294	$7,375	$16,649	$8,028
Other comprehensive income, net of tax:
Unrealized gains on investments, net of tax	(173)	(91)	(161)	54
Total comprehensive income	$8,121	$7,284	$16,488	$8,082
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$16,649	$8,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,549	5,313
Loss on disposal of property and equipment	281	166
Goodwill and intangible assets impairment	1,988	—
Stock-based compensation	6,192	5,415
Deferred income taxes, net	(913)	(4,230)
Tax benefit of excess stock-based compensation deductions	(1,636)	(1,035)
Non-cash director deferred compensation	22	42
Changes in operating assets and liabilities — (use) source
Accounts receivable	(21,691)	3,811
Unbilled revenue	145	289
Inventory	(4,595)	(3,508)
Other assets	(4,770)	(378)
Accounts payable	11,390	(3,194)
Accrued expenses	400	(3,252)
Accrued compensation	1,249	(8,141)
Deferred revenue and customer advances	(2,983)	355
Long term liabilities	(80)	(186)
Net cash provided by (used in) provided by operating activities	8,197	(505)
Cash flows from investing activities:
Additions of property and equipment	(2,828)	(2,956)
Change in other assets	(2,000)	(6,000)
Purchases of investments	(10,397)	(5,086)
Sales of investments	3,500	2,500
Net cash used in investing activities	(11,725)	(11,542)
Cash flows from financing activities:
Proceeds from stock option exercises	9,843	2,022
Income tax withholding payment associated with restricted stock vesting	(864)	(775)
Tax benefit of excess stock-based compensation deductions	1,636	1,035
Net cash provided by financing activities	10,615	2,282
Net increase (decrease) in cash and cash equivalents	7,087	(9,765)
Cash and cash equivalents, at beginning of period	126,770	166,308
Cash and cash equivalents, at end of period	$133,857	$156,543
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,234	$6,411
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
The accompanying unaudited financial data as of June 29, 2013 and for the three and six months ended June 29, 2013 and June 30, 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on February 15, 2013.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of June 29, 2013 and results of operations and cash flows for the periods ended June 29, 2013 and June 30, 2012 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
Reorganization
In fiscal year 2012, the Company initiated a reorganization that resulted in, among other things, the centralization of all of the Company's engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, the Company reviewed the financial statement classification of its costs and expenses. As a result of this review, the Company decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of the Company's financial performance. As part of this review, the Company also evaluated the impact of the reorganization on its segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, the Company recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statements of income for the three and six months ended June 30, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
Revision of Consolidated Balance Sheet as of December 29, 2012
During the three month period ended March 30, 2013, the Company identified a classification error related to its reserves for uncertain tax positions on its December 29, 2012 consolidated balance sheet. The Company had recorded a gross income tax receivable in current assets and a gross uncertain tax positions liability against that receivable in current liabilities as of December 29, 2012. In addition, the Company misclassified certain uncertain tax position liabilities in current and long-term liabilities. The impact of the errors on the December 29, 2012 consolidated balance sheet was a decrease in Other Current Assets of $2.7 million, an increase in Other Assets of $0.2 million, a decrease in Accrued Expenses of $2.9 million, and an increase in Long-term Liabilities of $0.4 million. These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. The Company has revised its December 29, 2012 consolidated balance sheet to correct these errors as reflected herein. This revision had no impact on the consolidated statement of income, the

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

consolidated statement of comprehensive income, or total cash flows from operating activities, investing activities, or financing activities.
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
During the three month period ended June 29, 2013, the Company updated its assessment of customer defective product returns in its home robots business unit. This assessment demonstrated lower actual product returns experience than the estimates included in its historical returns reserve. The Company believes these lower actual returns were the result of its sustained investment in product quality. In the second quarter, the Company accordingly adjusted its accrual rates to reflect these lower return rates, resulting in a $3.5 million benefit to revenue for the three and six month periods ended June 29, 2013. The Company recorded a similar favorable adjustment of $3.3 million in the three month period ended June 30, 2012.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of June 29, 2013, fiscal years 2007 through 2012 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Accounting for Share-Based Payments
The Company accounts for share-based payments to employees, including grants of employee stock options and awards in the form of restricted shares and restricted stock units by establishing the fair value of each option grant using the Black-Scholes option pricing model and the fair value of awards based on stock price at the time of grant. The fair value of share-based payments is recorded by the Company as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the underlying grants and awards. The Company’s share-based payment awards are accounted for as equity instruments.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	(In thousands, except per share amounts)
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$8,294	$7,375	$16,649	$8,028
Weighted-average shares outstanding	28,416	27,522	28,173	27,441
Dilutive effect of employee stock options and restricted shares	810	660	799	818
Diluted weighted-average shares outstanding	29,226	28,182	28,972	28,259
Basic income per share	$0.29	$0.27	$0.59	$0.29
Diluted income per share	$0.28	$0.26	$0.57	$0.28

Restricted stock units and stock options representing approximately 0.7 million and 1.2 million shares of common stock for the three month periods ended June 29, 2013 and June 30, 2012, respectively, and approximately 0.7 million and 0.6 million shares of common stock for the six month periods ended June 29, 2013 and June 30, 2012, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examination by the Internal Revenue Service ("IRS") is closed for fiscal years prior to 2011. During the three month period ended June 29, 2013, the IRS completed its examination of the Company's tax returns for the years 2008, 2009 and 2010. The statute of limitations for examination by state tax authorities is closed for fiscal years prior to 2008. Federal carryforward attributes that were generated prior to fiscal year 2011, and state carryforward attributes that were generated prior to fiscal year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Company's income tax provisions and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates.

The Company recorded a tax (benefit)/provision of $(0.5) million and $3.3 million for the three month periods ended June 29, 2013 and June 30, 2012, respectively. The $(0.5) million benefit for the three month period ended June 29, 2013 resulted in an effective income tax rate of (6.3)%. The $3.3 million provision for the three month period ended June 30, 2012 resulted in an effective income tax rate of 31.0%. The decrease in the effective income tax rate from 31.0% for the three month period ended June 30, 2012 to (6.3)% for the three month period ended June 29, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, and the inclusion of the federal research and development tax credit in the 2013 income tax provision calculation, which was not enacted into law for inclusion in the 2012 income tax provision calculation.
The Company recorded a tax provision of $0.02 million and $3.6 million for the six month periods ended June 29, 2013 and June 30, 2012, respectively. The $0.02 million provision for the six month period ended June 29, 2013 resulted in an effective tax rate of 0.1%. The $3.6 million provision for the six month period ended June 30, 2012 resulted in an effective tax rate of 30.8%. The decrease in the effective income tax rate from 30.8% for the six month period ended June 30, 2012 to 0.1% for the six month period ended June 29, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision calculation, which was not enacted into law for inclusion in the 2012 income tax provision calculation, and the retroactive reinstatement of federal research and development tax credits in 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit of $1.8 million related to 2012 during the six month period ended June 29, 2013.
The Company anticipates the settlement of state tax audits may be finalized within the next twelve months and could result in a decrease in its unrecognized tax benefits of up to $0.7 million.
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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at June 29, 2013, were as follows:

	Fair Value Measurements as of June 29, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$81,621	$—	$—
Corporate and government bonds	—	19,014	—
Total assets measured at fair value	$81,621	$19,014	$—

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The Company’s financial assets measured at fair value on a recurring basis at December 29, 2012, were as follows:

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
Non-financial Assets
The Company's non-financial assets, which include goodwill, intangible assets, and property, plant and equipment are not required to be measured at fair value on a recurring basis. However, the Company evaluates the non-financial assets for impairment if a trigger event occurs, or when an annual impairment test is performed. If the asset is determined to be impaired, the asset is required to be recorded at fair value.
During the three month period ended June 29, 2013, the Company decided to refocus its funded research activities. The Company considered this decision to be an indicator of potential impairment for the $0.2 million of goodwill allocated to its Research reporting unit, and the $1.9 million intangible asset, net of accumulated amortization, associated with completed technology acquired as part of its acquisition of Nekton Research LLC completed in September 2008. Using the income approach, the Company determined that the fair value of the Research goodwill after the impairment charge was $0, and the fair value of the completed technology acquired as part of the acquisition of Nekton Research LLC was $124,000. Given that the impairment losses were valued using internal estimates, the Company classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.
The Company’s non-financial assets measured at fair value on a non-recurring basis at June 29, 2013, were as follows:

	Fair Value Measurements as of June 29, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Non-financial assets:
Goodwill - Research	$—	$—	$—
Intangible assets (1)	—	—	124
Total non-financial assets measured at fair value	$—	$—	$124
(1) Completed technology acquired as part of the acquisition of Nekton Research, LLC completed in September 2008.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This new guidance clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date.  This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.  We are currently assessing the impact, if any, on our consolidated financial statements.
In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance was effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The impact of these amendments on the Company’s consolidated financial statements was not material.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory
Inventory consists of the following:

	June 29, 2013	December 29, 2012
	(In thousands)
Raw materials	$4,492	$8,849
Work in process	—	60
Finished goods	37,068	28,056
	$41,560	$36,965

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

4. Stock Option Plans
The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 1994 Plan, the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of June 29, 2013, there were 3,909,597 shares available for future grant under the 2005 Plan.
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
On June 7, 2013, the Company granted each of its eight non-employee board members 3,172 restricted stock units. These restricted stock units will vest at the earlier of the first anniversary of the grant or the date of the first annual meeting of the stockholders following the date of grant.
5. Accrued Expenses
Accrued expenses consist of the following:

	June 29, 2013	December 29, 2012
	(In thousands)
Accrued warranty	$6,322	$6,057
Accrued rent	735	696
Accrued sales tax	602	719
Accrued direct fulfillment costs	973	999
Accrued sales commissions	284	475
Accrued accounting fees	383	155
Accrued other	4,746	4,541
	$14,045	$13,642

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended June 29, 2013 and June 30, 2012 were $1.4 million and $1.1 million, respectively, and for the six months ended June 29, 2013 and June 30, 2012 were $2.4 million and $2.2 million, respectively. Future minimum rental payments under operating leases were as follows as of June 29, 2013:

Operating Leases
(In thousands)
Remainder of 2013	$1,556
2014	2,836
2015	2,820
2016	2,747
2017	2,505
Thereafter	5,682
Total minimum lease payments	$18,146
Sales Taxes
The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company continually evaluates whether it has established nexus in new jurisdictions with respect to sales tax. The Company has recorded a liability for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2013 and December 29, 2012, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)		(In thousands)
Balance at beginning of period	$6,021	$10,132	$6,057	$10,306
Provision	655	(675)	1,059	238
Warranty usage(1)	(354)	(467)	(794)	(1,554)
Balance at end of period	$6,322	$8,990	$6,322	$8,990

(1)	Warranty usage includes the expiration of product warranties unutilized.
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
Pro Forma Disclosures (Unaudited)
The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 29, 2013 and June 30, 2012 assume that the acquisition of Evolution occurred as of January 1, 2012.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)		(In thousands)
Revenue	$130,362	$113,668	$236,557	$213,611
Net Income	8,294	3,461	16,649	2,207
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
Defense and Security
The Company’s defense and security robots business unit offers products through a small U.S. government-focused sales force. Products are also sold to state and local agencies, as well as a limited number of countries, other than the United States, primarily through international distributors but also through a small internationally focused sales team. The Company’s defense and security robots are used by various U.S. and foreign governments, primarily for reconnaissance and bomb disposal missions.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Six Months Ended
	(In thousands)
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Home Robots	$115,528	$96,013	$208,227	$177,596
Defense & Security	12,470	13,223	23,570	27,385
Other	2,364	2,209	4,760	4,271
Total revenue	130,362	111,445	236,557	209,252
Cost of revenue:
Home Robots	56,086	45,085	104,111	88,293
Defense & Security	6,542	7,159	12,367	17,060
Other	6,129	6,385	11,947	12,531
Total cost of revenue	68,757	58,629	128,425	117,884
Gross margin:
Home Robots	59,442	50,928	104,116	89,303
Defense & Security	5,928	6,064	11,203	10,325
Other	(3,765)	(4,176)	(7,187)	(8,260)
Total gross margin	61,605	52,816	108,132	91,368
Research and development	15,997	14,182	30,405	28,682
Selling and marketing	22,309	17,976	33,006	30,309
General and administrative	15,395	10,022	27,853	21,064
Other income (expense), net	(105)	60	(201)	280
Income before income taxes	$7,799	$10,696	$16,667	$11,593
Geographic Information
For the three months ended June 29, 2013 and June 30, 2012, sales to non-U.S. customers accounted for 59.3% and 60.2% of total revenue, respectively, and sales to non-U.S. customers for the six months ended June 29, 2013 and June 30, 2012 accounted for 59.6% and 62.6% of total revenue, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Significant Customers
For the three months ended June 29, 2013 and June 30, 2012, U.S. federal government orders, contracts and subcontracts accounted for 8.1% and 11.0% of total revenue, respectively, and for the six months ended June 29, 2013 and June 30, 2012, U.S. federal government orders, contracts and subcontracts accounted for 7.7% and 11.3% of total revenue, respectively.
For the three months ended June 29, 2013, the Company generated 24.5% and 12.1%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended June 30, 2012, the Company generated 22.4% and 13.3%, respectively, of total revenue from two of its international distributors of home robots products.
For the six months ended June 29, 2013, the Company generated 23.4% and 11.2%, respectively, of total revenue from two of its international distributors of home robots products. For the six months ended June 30, 2012, the Company generated 21.7% and 12.8%, respectively, of total revenue from two of its international distributors of home robots products.

9. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at June 29, 2013 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million (net of a subsequent write-down of $0.2 million) resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
During the three month period ended June 29, 2013, the Company decided to refocus its funded research activities. The Company considered this decision to be an impairment indicator, requiring an interim impairment test within the research reporting unit. The Company performed an impairment assessment using the income approach, and determined that goodwill was impaired. The Company recorded an impairment loss of $0.2 million within general and administrative expenses during the three months ended June 29, 2013.
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
Intangible assets at June 29, 2013 and December 29, 2012 consisted of the following:

	June 29, 2013				December 29, 2012
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$30,600	$4,381	$1,788	$24,431	$30,600	$2,468	$28,132
Research contracts	100	100	—	—	100	100	—
Tradename	800	725	—	75	800	708	92
Total	$31,500	$5,206	$1,788	$24,506	$31,500	$3,276	$28,224
As part of the Company's decision during the three month period ended June 29, 2013 to refocus its funded research activities, the Company decided to no longer pursue certain research contracts in which completed technology acquired as part of the acquisition of Nekton Research, LLC was utilized. As a result, the Company performed an impairment assessment of the associated intangible asset using the income approach, and recorded an impairment loss of $1.8 million within general and administrative expenses in the three month period ended June 29, 2013.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Amortization expense related to acquired intangible assets was $965,000 and $92,500 for the three months ended June 29, 2013 and June 30, 2012, respectively. Amortization expense related to acquired intangible assets was $1.9 million and $185,000 for the six months ended June 29, 2013 and June 30, 2012, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2013	$1,838
2014	3,522
2015	3,482
2016	3,457
2017	3,457
Thereafter	8,750
Total	$24,506

Other Assets
Other assets at June 29, 2013 and December 29, 2012 consisted of the following:

	June 29, 2013	December 29, 2012
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	6,000
	$10,501	$8,500
These investments are accounted utilizing the cost method of accounting. The Company regularly monitors the investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company periodically evaluates whether or not an investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2012, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Mint, Braava, and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Warrior, Ava, RP-VITA, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2012, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our Roomba floor vacuuming robot, Scooba floor washing robot and Braava, our iRobot-branded version of the Mint floor sweeping robot, perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Verro pool cleaning robot perform tasks outside the home. Our PackBot, Small Unmanned Ground Vehicle (SUGV), Warrior and FirstLook tactical ground military robots perform battlefield reconnaissance and, in some cases, bomb disposal. Our RP-VITA robot, jointly developed with InTouch Technologies, Inc., combines autonomous navigation and mobility technologies with telemedicine and electronic health record integration, and our Ava 500 video collaboration robot delivers autonomous telepresence to the enterprise market. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide. We maintain certifications for AS9100 for certain programs within our defense and security business unit.
As of June 29, 2013, we had 517 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in defense and consumer markets, positions us to capitalize on the expected growth in the market for robots.
Although we have successfully launched consumer and defense and security products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing competition in the markets for both our consumer and defense and security products, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During the three and six month periods ended June 29, 2013, strong growth in our domestic and international markets for home robots products drove increases in our home robots business unit revenue of 20% and 17%, respectively, as compared to the three and six month periods ended June 30, 2012. These increases resulted primarily from strong sell through across our domestic retailers, supported by our domestic advertising campaign, the launch of Braava in our international markets, and broadened availability of the Roomba 600 and 700 series robots. Offsetting these increases were decreases in our defense and security business unit revenue of 6% and 14%, respectively, during the three and six month periods ended June 29, 2013 as compared to the three month and six month periods ended June 30, 2012.
During the three month period ended June 29, 2013, we completed an assessment of customer defective returns in our home robots business unit. This assessment demonstrated lower actual returns experience than the estimates included in our historical returns reserve. We accordingly adjusted our accrual rates to reflect these lower return rates, resulting in a $3.5 million benefit to revenue for the three month period ended June 29, 2013. A similar assessment completed during the three month period ended June 30, 2012 resulted in a $3.3 million benefit to revenue during that period. In both cases, we believe these lower actual returns were the result of our sustained investment in product quality.
Additionally, we released $2.7 million of certain income tax reserves due to favorable conclusions of federal income tax audits during the three month period ended June 29, 2013.
Offsetting these favorable adjustments was a $1.8 million write-down of an intangible asset, resulting from a decision made in the three months ended June 29, 2013 to refocus our funded research activities that significantly reduced our utilization of the technology associated with the intangible asset.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. As part of this review, we also evaluated the impact of the reorganization on our segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by our chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the three and six months ended June 30, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue
Product revenue	98.2%	96.7%	97.0%	95.3%
Contract revenue	1.8	3.3	3.0	4.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Cost of product revenue	52.0	51.2	53.1	54.1
Cost of contract revenue	0.7	1.4	1.2	2.2
Total cost of revenue	52.7	52.6	54.3	56.3
Gross margin	47.3	47.4	45.7	43.7
Operating expenses
Research and development	12.3	12.7	12.9	13.7
Selling and marketing	17.1	16.1	14.0	14.5
General and administrative	11.8	9.0	11.8	10.1
Total operating expenses	41.2	37.8	38.7	38.3
Operating income	6.1	9.5	7.1	5.4
Other income (expense), net	(0.1)	0.1	(0.1)	0.1
Income before income taxes	6.0	9.6	7.0	5.5
Income tax expense	(0.4)	3.0	—	1.7
Net income	6.4%	6.6%	7.0%	3.8%
Comparison of Three and Six Months Ended June 29, 2013 and June 30, 2012
Revenue

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$130,362	$111,445	$18,917	17.0%	$236,557	$209,252	$27,305	13.0%
Total revenue for the three months ended June 29, 2013 increased to $130.4 million, or 17.0%, compared to $111.4 million for the three months ended June 30, 2012. Revenue increased approximately $19.5 million, or 20.3%, in our home robots business unit and decreased approximately $0.8 million, or 5.7%, in our defense and security robots business unit.
The $19.5 million increase in revenue from our home robots business unit for the three months ended June 29, 2013 was driven by a 15.5% increase in units shipped as compared to the three months ended June 30, 2012. In the three months ended June 29, 2013, domestic home robots revenue increased $8.0 million, or 25.9%, and international home robots revenue increased $11.5 million, or 17.7%, as compared to the three months ended June 30, 2012. Total home robots shipped in the three months ended June 29, 2013 were 492,000 units compared to 426,000 units in the three months ended June 30, 2012. The increase in domestic sales of our home robots resulted primarily from strong sell-through across our domestic retailers, supported by our domestic advertising campaign, the launch of Braava in our international markets, and expanded distribution of the Roomba 600 and 700 series robots.
The $0.8 million decrease in revenue from our defense and security robots business unit for the three months ended June 29, 2013 was attributable to a $1.9 million decrease in contract revenue generated under research and development contracts, offset by a $1.1 million increase in defense and security robots revenue. The $1.9 million decrease in contract revenue was primarily due to a decrease in revenue related to the U.S. Army's Brigade Combat Team Modernization, or BCTM, program, and the $1.1 million increase in defense and security robots revenue resulted from increased demand for our FirstLook robots. Total defense and security robots shipped in the three months ended June 29, 2013 were 424 units compared to 42 units in the three months ended June 30, 2012, while net average selling price decreased from $140,000 in the three months ended June 30, 2012 to $20,000 in the three months ended June 29, 2013. The increase in the number of units shipped and the decrease in net average selling price resulted from increased sales of our lower-cost FirstLook robot in the three months ended June 29, 2013 as compared to the three months ended June 30, 2012.
Total revenue for the six months ended June 29, 2013 increased to $236.6 million, or 13.0%, compared to $209.3 million for the six months ended June 30, 2012. Revenue increased approximately $30.6 million, or 17.2%, in our home robots business unit and decreased approximately $3.8 million, or 13.9%, in our defense and security robots business unit.
The $30.6 million increase in revenue from our home robots business unit for the six months ended June 29, 2013 was driven by an 11.6% increase in home robots units shipped as compared to the six months ended June 30, 2012. In the six months ended June 29, 2013, domestic home robots revenue increased $17.6 million, or 33.3%, and international home robots revenue increased $13.0 million, or 10.4%, as compared to the six months ended June 30, 2012. Total home robots shipped in the six months ended June 29, 2013 were 913,000 units compared to 818,000 units in the six months ended June 30, 2012. The increase in domestic sales of our home robots resulted primarily from strong sell-through across our domestic retailers, supported by our domestic advertising campaign, the addition of the Braava floor sweeping robot into our product lineup, and broadened availability of the Roomba 600 and 700 series robots.
The $3.8 million decrease in revenue from our defense and security robots business unit was attributable to a $3.9 million decrease in contract revenue generated under research and development contracts, offset by a $0.1 million increase in defense and security robots revenue. The $3.9 million decrease in contract revenue was primarily due to a decrease in revenue related to the BCTM program. Total defense and security robots shipped in the six months ended June 29, 2013 were 442 units compared to 174 units in the six months ended June 30, 2012, while the net average selling price decreased from $59,000 in the six months ended June 30, 2012 to $24,000 in the six months ended June 29, 2013. The increase in the number of units shipped and the decrease in net average selling price resulted from increased sales of our lower-cost FirstLook robot in the six months ended June 29, 2013 as compared to the six months ended June 30, 2012.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$68,757	$58,629	$10,128	17.3%	$128,425	$117,884	$10,541	8.9%
As a percentage of total revenue	52.7%	52.6%			54.3%	56.3%

Total cost of revenue increased to $68.8 million in the three months ended June 29, 2013, compared to $58.6 million in the three months ended June 30, 2012. The increase is primarily due to the 15.5% increase in home robots units shipped and the product mix of those units.

Total cost of revenue increased to $128.4 million in the six months ended June 29, 2013, compared to $117.9 million in the six months ended June 30, 2012. The increase is primarily due to the 11.6% increase in home robots units shipped and the product mix of those units.

Gross Margin

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$61,605	$52,816	$8,789	16.6%	$108,132	$91,368	$16,764	18.3%
As a percentage of total revenue	47.3%	47.4%			45.7%	43.7%
Gross margin increased $8.8 million, or 16.6%, to $61.6 million (47.3% of revenue) in the three months ended June 29, 2013 from $52.8 million (47.4% of revenue) in the three months ended June 30, 2012. Gross margin as a percentage of revenue in the defense and security business unit increased 1.6 percentage points, and gross margin as a percentage of revenue in the home robots business unit decreased 1.5 percentage points. The 1.6 percentage point increase in the defense and security business unit is attributable to reduced compensation costs associated with a decrease in headcount, as well as lower inventory scrap costs in the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The 1.5 percentage point decrease in the home robots business unit is primarily attributable to favorable adjustments to warranty accruals recorded during the three months ended June 30, 2012, with no such adjustments recorded in the three months ended June 29, 2013. This impact was offset by favorable changes in product mix to higher margin home robots products. The $3.5 million favorable returns adjustment recorded in the three months ended June 29, 2013 resulting from our improved defective returns rates did not significantly impact the change in gross margin percentage in the three months ended June 29, 2013 compared to the three months ended June 30, 2012, since a similar favorable adjustment of $3.3 million was recorded in the three months ended June 30, 2012.
Gross margin increased $16.8 million, or 18.3%, to $108.1 million (45.7% of revenue) in the six months ended June 29, 2013 from $91.4 million (43.7% of revenue) in the six months ended June 30, 2012. Gross margin as a percentage of revenue in the defense and security business unit increased 9.8 percentage points, and gross margin as a percentage of revenue in the home robots business unit decreased 0.3 percentage points. The 9.8 percentage point increase in the defense and security business unit is attributable to reduced compensation costs associated with a decrease in headcount, as well as lower inventory scrap costs in the six month period ended June 29, 2013 compared to the six months ended June 30, 2012. The 0.3 percentage point decrease in the home robots business unit is primarily attributable to favorable adjustments to warranty accruals recorded during the six months ended June 30, 2012, with no such adjustments recorded in the six months ended June 29, 2013. This impact was offset by favorable changes in product mix to higher margin home robots products. The $3.5 million favorable returns adjustment recorded in the six month period ended June 29, 2013 resulting from our improved defective returns rates did not significantly impact the change in gross margin percentage in the six months ended June 29, 2013 compared to the six months ended June 30, 2012, since a similar favorable adjustment of $3.3 million was recorded in the six months ended June 30, 2012.
Research and Development

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$15,997	$14,182	$1,815	12.8%	$30,405	$28,682	$1,723	6.0%
As a percentage of total revenue	12.3%	12.7%			12.9%	13.7%
Research and development expenses increased $1.8 million, or 12.8%, to $16.0 million (12.3% of revenue) in the three months ended June 29, 2013 from $14.2 million (12.7% of revenue) in the three months ended June 30, 2012. This increase is primarily attributable to an increase in incentive and stock-based compensation, as well as employee termination costs in the three months ended June 29, 2013 compared to the three months ended June 30, 2012.
Research and development expenses increased $1.7 million, or 6.0%, to $30.4 million (12.9% of revenue) in the six months ended June 29, 2013 from $28.7 million (13.7% of revenue) in the six months ended June 30, 2012. This increase is primarily attributable to an increase in incentive and stock-based compensation, as well as employee termination costs in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.
In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and commercial third parties. For the three and six months ended June 29, 2013, these expenses amounted to $0.9 million and $2.7 million, compared to $1.5 million and $4.6 million for the three and six months ended June 30, 2012. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $16.9 million and $33.1 million for the three and six months ended June 29, 2013, compared to $15.7 million and $33.2 million for the three and six months ended June 30, 2012.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$22,309	$17,976	$4,333	24.1%	$33,006	$30,309	$2,697	8.9%
As a percentage of total revenue	17.1%	16.1%			14.0%	14.5%
Selling and marketing expenses increased by $4.3 million, or 24.1%, to $22.3 million (17.1% of revenue) in the three months ended June 29, 2013 from $18.0 million (16.1% of revenue) in the three months ended June 30, 2012. This increase is primarily attributable to marketing expenses incurred during the three months ended June 29, 2013 as part of our continued global marketing and branding efforts.
Selling and marketing expenses increased by $2.7 million, or 8.9%, to $33.0 million (14.0% of revenue) in the six months ended June 29, 2013 from $30.3 million (14.5% of revenue) in the six months ended June 30, 2012. This increase is primarily attributable to marketing expenses incurred during the six months ended June 29, 2013 as part of our continued global marketing and branding efforts.
General and Administrative

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$15,395	$10,022	$5,373	53.6%	$27,853	$21,064	$6,789	32.2%
As a percentage of total revenue	11.8%	9.0%			11.8%	10.1%
General and administrative expenses increased by $5.4 million, or 53.6%, to $15.4 million (11.8% of revenue) in the three months ended June 29, 2013 from $10.0 million (9.0% of revenue) in the three months ended June 30, 2012. This increase is primarily attributable to a $1.8 million intangible asset impairment, increased incentive compensation, increased amortization expense resulting from the acquisition of Evolution Robotics, Inc. on October 1, 2012, and increased legal expenses in the three months ended June 29, 2013 as compared to the three months ended June 30, 2012.
General and administrative expenses increased by $6.8 million, or 32.2%, to $27.9 million (11.8% of revenue) in the six months ended June 29, 2013 from $21.1 million (10.1% of revenue) in the six months ended June 30, 2012. This increase is primarily attributable to a $1.8 million intangible asset impairment, increased incentive compensation, increased amortization expense resulting from the acquisition of Evolution Robotics, Inc. on October 1, 2012, and increased legal expenses in the six months ended June 29, 2013 as compared to the six months ended June 30, 2012.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$(105)	$60	$(165)	(275.0)%	$(201)	$280	$(481)	(171.8)%
As a percentage of total revenue	(0.1)%	0.1%			(0.1)%	0.1%
Other income (expense), net, amounted to $(0.1) million and $0.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Other income (expense), net, amounted to $(0.2) million and $0.3 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Other income (expense), net, for the three and six month periods ended June 29, 2013 and June 30, 2012 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Dollar Change	Percent Change	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$(495)	$3,321	$(3,816)	(114.9)%	$18	$3,565	$(3,547)	(99.5)%
We recorded a tax (benefit)/provision of $(0.5) million and $3.3 million for the three month periods ended June 29, 2013 and June 30, 2012, respectively. The $(0.5) million benefit for the three month period ended June 29, 2013 resulted in an effective income tax rate of (6.3)%. The $3.3 million provision for the three month period ended June 30, 2012 resulted in an effective income tax rate of 31.0%. The decrease in the effective income tax rate from 31.0% in the three month period ended June 30, 2012 to (6.3)% in the three month period ended June 29, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, and the inclusion of the federal research and development tax credit in the 2013 income tax provision calculation, which was not enacted into law for inclusion in the 2012 income tax provision calculation.
We recorded a tax provision of $0.02 million and $3.6 million for the six month periods ended June 29, 2013 and June 30, 2012, respectively. The $0.02 million provision for the six month period ended June 29, 2013 resulted in an effective tax rate of 0.1%. The $3.6 million provision for the six month period ended June 30, 2012 resulted in an effective tax rate of 30.8%. The decrease in the effective income tax rate from 30.8% for the six month period ended June 30, 2012 to 0.1% for the six month period ended June 29, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision calculation, which was not enacted into law for inclusion in the 2012 income tax provision calculation, and the retroactive reinstatement of federal research and development tax credits in 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, we recorded a discrete benefit of $1.8 million related to 2012 during the six month period ended June 29, 2013.
Liquidity and Capital Resources
At June 29, 2013, our principal sources of liquidity were cash and cash equivalents totaling $133.9 million, short-term investments of $19.0 million and accounts receivable of $51.1 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 29, 2013 and June 30, 2012, we spent $2.8 million and $3.0 million, respectively, on capital equipment.
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
The balance of cash and short-term investments of $152.9 million at June 29, 2013 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of June 29, 2013, we did not have any borrowings outstanding under our working capital line of credit and had $1.4 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Net cash provided by operating activities for the six months ended June 29, 2013 was $8.2 million, an increase of $8.7 million compared to the $0.5 million of net cash used in operating activities for the six months ended June 30, 2012. The increase in net cash provided by operating activities was primarily driven by an increase in cash of $14.6 million resulting from an increase in accounts payable of $11.4 million in 2013 compared to a decrease of $3.2 million in 2012 as a result of normal purchasing and vendor payment activities, an increase in cash of $9.4 million resulting from an increase in accrued compensation of $1.2 million in 2013 compared to a decrease of $8.1 million in 2012 as a result of a smaller incentive compensation payout and a larger incentive compensation accrual in 2013 compared to 2012, and an increase in cash of $8.6 million resulting from net income of $16.6 million in 2013 compared to net income of $8.0 million in 2012, offset by a decrease in cash of $25.5 million resulting from an increase in accounts receivable of $21.7 million in 2013 compared to a $3.8 million decrease in accounts receivable in 2012 as a result of the timing of revenue and the corresponding cash receipts.
Net cash used in investing activities for the six months ended June 29, 2013 was $11.7 million, an increase of $0.2 million compared to the $11.5 million of net cash used in investing activities for the six months ended June 30, 2012. Capital additions were $2.8 million and $3.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Cash used for strategic investments was $2.0 million and $6.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. compared to our initial investment of $6.0 million in 2012. The net purchase of investments was $6.9 million for six months ended June 29, 2013 and $2.6 million for the six months ended June 30, 2012. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash provided by financing activities for the six months ended June 29, 2013 was $10.6 million, an increase of $8.3 million compared to the $2.3 million of net cash provided by financing activities for the six months ended June 30, 2012. We generated $9.8 million and $2.0 million from the exercise of stock options during the six months ended June 29, 2013 and June 30, 2012, respectively. We generated $1.6 million and $1.0 million of tax benefits from excess stock-based compensation deductions during the six months ended June 29, 2013 and June 30, 2012, respectively. We spent $0.9 million and $0.8 million in the payment of income tax withholdings associated with restricted stock vesting during the six months ended June 29, 2013 and June 30, 2012, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of June 29, 2013, the total amount available for borrowing under our credit facility was $75.0 million, and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.
As of June 29, 2013, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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
As of June 29, 2013, we were in compliance with all covenants under the revolving credit facility.
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
As of June 29, 2013, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of June 29, 2013, we were in compliance with all covenants under the revolving letter of credit facility.
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

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. The following table describes our commitments to settle contractual obligations in cash as of June 29, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$1,556	$5,656	$5,252	$5,682	$18,146
Minimum contractual obligations	114	4,075	—	—	4,189
Other obligations	200	205	—	—	405
Total	$1,870	$9,936	$5,252	$5,682	$22,740
Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.
Off-Balance Sheet Arrangements
As of June 29, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At June 29, 2013, we had unrestricted cash and cash equivalents of $133.9 million and short term investments of $19.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 29, 2013, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of June 29, 2013, we do not have any borrowings outstanding under our working capital line of credit. As of June 29, 2013, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility.
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

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

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

iROBOT CORPORATION

Date: August 2, 2013	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith
***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934