Form 10-Q
period 2013-09-28
IROBOT CORP
filed 2013-11-01
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2013 was 28,865,070.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2013

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2013	December 29, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$139,731	$126,770
Short term investments	16,948	12,430
Accounts receivable, net of allowance of $81 and $111 at September 28, 2013 and December 29, 2012, respectively	54,027	29,413
Unbilled revenue	1,556	1,196
Inventory	48,853	36,965
Deferred tax assets	19,517	19,266
Other current assets	6,131	8,853
Total current assets	286,763	234,893
Property and equipment, net	24,039	24,953
Deferred tax assets	10,464	8,792
Goodwill	48,751	48,951
Intangible assets, net	23,587	28,224
Other assets	10,501	8,500
Total assets	$404,105	$354,313
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,644	$42,515
Accrued expenses	13,409	13,642
Accrued compensation	14,868	11,864
Deferred revenue and customer advances	2,026	6,257
Total current liabilities	76,947	74,278
Long term liabilities	4,556	4,218
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,807,393 and 27,781,659 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	288	278
Additional paid-in capital	222,311	199,903
Retained earnings	99,890	75,437
Accumulated other comprehensive income	113	199
Total stockholders’ equity	322,602	275,817
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$404,105	$354,313
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Product revenue	$122,647	$121,174	$352,018	$320,676
Contract revenue	1,854	5,124	9,040	14,874
Total revenue	124,501	126,298	361,058	335,550
Cost of revenue:
Cost of product revenue (1)	69,628	65,852	195,316	179,174
Cost of contract revenue	812	1,970	3,549	6,532
Total cost of revenue	70,440	67,822	198,865	185,706
Gross margin	54,061	58,476	162,193	149,844
Operating expenses:
Research and development (1)	15,212	13,040	45,617	41,722
Selling and marketing (1)	16,317	11,376	49,323	41,685
General and administrative (1)	11,495	11,326	39,348	32,390
Total operating expenses	43,024	35,742	134,288	115,797
Operating income	11,037	22,734	27,905	34,047
Other income (expense), net	152	197	(49)	477
Income before income taxes	11,189	22,931	27,856	34,524
Income tax expense	3,385	7,724	3,403	11,289
Net income	$7,804	$15,207	$24,453	$23,235
Net income per share
Basic	$0.27	$0.55	$0.86	$0.84
Diluted	$0.26	$0.54	$0.84	$0.82
Number of shares used in calculations per share
Basic	28,733	27,650	28,359	27,520
Diluted	29,582	28,321	29,207	28,323
 __________________________

(1)	Total stock-based compensation recorded in the three and nine months ended September 28, 2013 and September 29, 2012 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of product revenue	$250	$289	$496	$715
Research and development	669	365	1,963	1,271
Selling and marketing	348	158	832	574
General and administrative	2,210	1,796	6,378	5,463
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income, as reported	$7,804	$15,207	$24,453	$23,235
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	75	50	(86)	104
Total comprehensive income	$7,879	$15,257	$24,367	$23,339
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$24,453	$23,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,029	8,181
(Gain)/loss on disposal of assets	(351)	778
Goodwill and intangible assets impairment	1,988	—
Stock-based compensation	9,669	8,023
Deferred income taxes, net	(662)	(2,855)
Tax benefit of excess stock-based compensation deductions	(2,238)	(1,461)
Non-cash director deferred compensation	33	64
Changes in operating assets and liabilities — (use) source
Accounts receivable	(24,614)	(10,041)
Unbilled revenue	(360)	669
Inventory	(11,888)	(1,503)
Other assets	2,697	3,266
Accounts payable	4,129	(10,089)
Accrued expenses	(216)	1,596
Accrued compensation	3,004	(8,842)
Deferred revenue and customer advances	(4,231)	591
Long term liabilities	338	(315)
Net cash provided by operating activities	10,780	11,297
Cash flows from investing activities:
Additions of property and equipment	(5,309)	(4,067)
Change in other assets	(2,000)	(6,000)
Purchases of investments	(12,897)	(5,086)
Sales of investments	8,044	2,500
Proceeds from sale of assets	650	—
Net cash used in investing activities	(11,512)	(12,653)
Cash flows from financing activities:
Proceeds from stock option exercises	12,364	4,022
Income tax withholding payment associated with restricted stock vesting	(909)	(777)
Tax benefit of excess stock-based compensation deductions	2,238	1,461
Net cash provided by financing activities	13,693	4,706
Net increase in cash and cash equivalents	12,961	3,350
Cash and cash equivalents, at beginning of period	126,770	166,308
Cash and cash equivalents, at end of period	$139,731	$169,658
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,062	$7,166
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business
iRobot Corporation (“iRobot” or the “Company”) develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The majority of the Company’s revenue is generated from product sales and, to a lesser extent, government and commercial research and development contracts.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
The accompanying unaudited financial data as of September 28, 2013 and for the three and nine months ended September 28, 2013 and September 29, 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on February 15, 2013.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of September 28, 2013 and results of operations and cash flows for the periods ended September 28, 2013 and September 29, 2012 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
Reorganization
In fiscal year 2012, the Company initiated a reorganization that resulted in, among other things, the centralization of all of the Company's engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, the Company reviewed the financial statement classification of its costs and expenses. As a result of this review, the Company decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of the Company's financial performance. As part of this review, the Company also evaluated the impact of the reorganization on its segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, the Company recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statements of income for the three and nine months ended September 29, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
Revision of Consolidated Balance Sheet as of December 29, 2012
During the three month period ended March 30, 2013, the Company identified a classification error related to its reserves for uncertain tax positions on its December 29, 2012 consolidated balance sheet. The Company had recorded a gross income tax receivable in current assets and a gross uncertain tax positions liability against that receivable in current liabilities as of December 29, 2012. In addition, the Company misclassified certain liabilities for uncertain tax positions in current and long-term liabilities. The impact of the errors on the December 29, 2012 consolidated balance sheet was a decrease in Other Current Assets of $2.7 million, an increase in Other Assets of $0.2 million, a decrease in Accrued Expenses of $2.9 million, and an increase in Long-term Liabilities of $0.4 million. These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. The Company has revised its December 29, 2012 consolidated balance

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

sheet to correct these errors as reflected herein. This revision had no impact on the consolidated statement of income, the consolidated statement of comprehensive income, or total cash flows from operating activities, investing activities, or financing activities.
Out of Period Adjustment
During the third quarter of 2013, the Company identified an immaterial error to previously reported depreciation expense due to the use of an incorrect useful life on a leasehold improvement asset. The recorded out of period adjustment to cost of revenue and operating expenses resulted in a $0.6 million increase in third quarter 2013 net income. The adjustment did not have a material impact on the reported financial position or results of operations for the quarter ended September 28, 2013. Additionally, had this adjustment been recorded in the prior periods to which it relates (fiscal 2011, 2012 and the six month period ended June 29, 2013), the impact would not have been material to the reported financial position or results of operations for those periods.
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
Revenue Recognition
The Company derives its revenue from product sales and, to a lesser extent, government research and development contracts, and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

adjustments to revenue recognized based on estimated final billing rates. As of September 28, 2013, fiscal year 2007 is under audit by DCAA, and fiscal years 2008 through 2012 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	(In thousands, except per share amounts)
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$7,804	$15,207	$24,453	$23,235
Weighted-average shares outstanding	28,733	27,650	28,359	27,520
Dilutive effect of employee stock options and restricted shares	849	671	848	803
Diluted weighted-average shares outstanding	29,582	28,321	29,207	28,323
Basic income per share	$0.27	$0.55	$0.86	$0.84
Diluted income per share	$0.26	$0.54	$0.84	$0.82

Restricted stock units and stock options representing approximately 0.1 million and 0.9 million shares of common stock for the three month periods ended September 28, 2013 and September 29, 2012, respectively, and approximately 0.7 million and 0.7 million shares of common stock for the nine month periods ended September 28, 2013 and September 29, 2012, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examination by the Internal Revenue Service ("IRS") is closed for fiscal years prior to 2010. During the nine month period ended September 28, 2013, the IRS completed its examination of the Company's tax returns for the years 2008, 2009 and 2010. The statute of limitations for examination by state tax authorities is closed for fiscal years prior to 2009. Federal carryforward attributes that were generated prior to fiscal year 2010, and state carryforward attributes that were generated prior to fiscal year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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

The Company monitors the realization of its deferred tax assets based on changes in facts and circumstances, for example recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provisions and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates.

The Company recorded a tax provision of $3.4 million and $7.7 million for the three month periods ended September 28, 2013 and September 29, 2012, respectively. The $3.4 million provision for the three month period ended September 28, 2013 resulted in an effective income tax rate of 30.3%. The $7.7 million provision for the three month period ended September 29, 2012 resulted in an effective income tax rate of 33.7%. The decrease in the effective income tax rate from 33.7% for the three month period ended September 29, 2012 to 30.3% for the three month period ended September 28, 2013 was primarily due to the inclusion of the federal research and development tax credit in the 2013 income tax provision, which was not enacted into law for inclusion in the 2012 income tax provision.
The Company recorded a tax provision of $3.4 million and $11.3 million for the nine month periods ended September 28, 2013 and September 29, 2012, respectively. The $3.4 million provision for the nine month period ended September 28, 2013 resulted in an effective tax rate of 12.2%. The $11.3 million provision for the nine month period ended September 29, 2012 resulted in an effective tax rate of 32.7%. The decrease in the effective income tax rate from 32.7% for the nine month period ended September 29, 2012 to 12.2% for the nine month period ended September 28, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which was not enacted into law for inclusion in the 2012 income tax provision, and the retroactive reinstatement of federal research and development tax credits in 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit of $1.7 million related to 2012 during the nine month period ended September 28, 2013.
The Company anticipates the settlement of state tax audits may be finalized within the next twelve months and could result in a decrease in its unrecognized gross tax benefits of up to $0.7 million.
In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property.  These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013.  The Company is in the process of analyzing the impact of these new regulations but does not believe they will have a material impact on the Company's consolidated financial statements.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at September 28, 2013, were as follows:

	Fair Value Measurements as of September 28, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$83,822	$—	$—
Corporate and government bonds	—	16,948	—
Total assets measured at fair value	$83,822	$16,948	$—

The Company’s financial assets measured at fair value on a recurring basis at December 29, 2012, were as follows:

	Fair Value Measurements as of December 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$88,144	$—	$—
Corporate bonds	—	12,430	—
Total assets measured at fair value	$88,144	$12,430	$—
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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

3. Inventory
Inventory consists of the following:

	September 28, 2013	December 29, 2012
	(In thousands)
Raw materials	$5,754	$8,849
Work in process	—	60
Finished goods	43,099	28,056
	$48,853	$36,965
4. Stock Option Plans
The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 1994 Plan, the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of September 28, 2013, there were 3,872,511 shares available for future grant under the 2005 Plan.
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
On September 6, 2013, the Company granted to certain employees stock options totaling 31,600 shares of the Company's common stock and 74,490 restricted stock units. Each of the above stock options have a per share exercise price of $33.72, the closing price of the Company's common stock on NASDAQ on September 6, 2013. The stock options and restricted stock units generally vest over a four year period.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

5. Accrued Expenses
Accrued expenses consist of the following:

	September 28, 2013	December 29, 2012
	(In thousands)
Accrued warranty	$6,688	$6,057
Accrued rent	731	696
Accrued sales tax	676	719
Accrued direct fulfillment costs	396	999
Accrued sales commissions	261	475
Accrued accounting fees	170	155
Accrued other	4,487	4,541
	$13,409	$13,642
6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended September 28, 2013 and September 29, 2012 were $1.1 million and $1.0 million, respectively, and for the nine months ended September 28, 2013 and September 29, 2012 were $3.5 million and $3.2 million, respectively. Future minimum rental payments under operating leases were as follows as of September 28, 2013:

Operating Leases
(In thousands)
Remainder of 2013	$842
2014	3,109
2015	3,040
2016	2,747
2017	2,505
Thereafter	5,682
Total minimum lease payments	$17,925
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2013 and December 29, 2012, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)		(In thousands)
Balance at beginning of period	$6,322	$8,990	$6,057	$10,306
Provision	773	1,080	1,832	1,318
Warranty usage(1)	(407)	(524)	(1,201)	(2,078)
Balance at end of period	$6,688	$9,546	$6,688	$9,546

(1)	Warranty usage includes the expiration of product warranties unutilized.
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

7. Acquisition of Evolution Robotics, Inc.
On October 1, 2012, the Company acquired 100% of the equity of Evolution Robotics, Inc. ("Evolution") for $74.8 million in cash, including the effect of working capital adjustments and cash received, with $8.88 million of the purchase price placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Evolution’s representations and warranties, covenants and agreements. Evolution was the developer of Mint and Mint Plus automatic floor cleaning robots, based in Pasadena, California, and is included in the Company's home robots business unit.
Pro Forma Disclosures (Unaudited)
The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 28, 2013 and September 29, 2012 assume that the acquisition of Evolution occurred as of January 1, 2012.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)		(In thousands)
Revenue	$124,501	$131,164	$361,058	$344,775
Net Income	7,804	13,496	24,453	15,703
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Defense and Security
The Company’s defense and security robots business unit offers products to the U.S. Department of Defense through a small U.S. government-focused sales force, and to other North American and international entities through small domestic and international sales teams, as well as through North American and international distributors. The Company’s defense and security robots are used to increase warfighters', law enforcement, security forces and first responders' safety and productivity.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Nine Months Ended
	(In thousands)
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Home Robots	$111,363	$96,291	$319,590	$273,887
Defense & Security	10,094	27,832	33,664	55,217
Other	3,044	2,175	7,804	6,446
Total revenue	124,501	126,298	361,058	335,550
Cost of revenue:
Home Robots	58,300	45,983	162,411	134,276
Defense & Security	5,981	14,802	18,348	31,862
Other	6,159	7,037	18,106	19,568
Total cost of revenue	70,440	67,822	198,865	185,706
Gross margin:
Home Robots	53,063	50,308	157,179	139,611
Defense & Security	4,113	13,030	15,316	23,355
Other	(3,115)	(4,862)	(10,302)	(13,122)
Total gross margin	54,061	58,476	162,193	149,844
Research and development	15,212	13,040	45,617	41,722
Selling and marketing	16,317	11,376	49,323	41,685
General and administrative	11,495	11,326	39,348	32,390
Other income (expense), net	152	197	(49)	477
Income before income taxes	$11,189	$22,931	$27,856	$34,524
Geographic Information
For the three months ended September 28, 2013 and September 29, 2012, sales to non-U.S. customers accounted for 66.2% and 51.9% of total revenue, respectively, and sales to non-U.S. customers for the nine months ended September 28, 2013 and September 29, 2012 accounted for 61.9% and 59.1% of total revenue, respectively.
Significant Customers
For the three months ended September 28, 2013 and September 29, 2012, U.S. federal government orders, contracts and subcontracts accounted for 2.0% and 21.5% of total revenue, respectively, and for the nine months ended September 28, 2013 and September 29, 2012, U.S. federal government orders, contracts and subcontracts accounted for 5.7% and 15.1% of total revenue, respectively.
For the three months ended September 28, 2013, the Company generated 18.2% and 17.1%, respectively, of total revenue from two of its international distributors of home robots products, and 10.6% of total revenue from one of its domestic customers of home robots products. For the three months ended September 29, 2012, the Company generated 16.6% and 8.9%, respectively, of total revenue from two of its international distributors of home robots products.
For the nine months ended September 28, 2013, the Company generated 21.6% and 13.3%, respectively, of total revenue from two of its international distributors of home robots products. For the nine months ended September 29, 2012, the Company generated 16.9% and 14.2%, respectively, of total revenue from two of its international distributors of home robots products. For the nine months ended September 28, 2013, none of the Company’s domestic home robots customers accounted for more than 10% of the Company’s total revenue.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

9. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at September 28, 2013 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million (net of a subsequent write-down of $0.2 million) resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
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
Intangible assets at September 28, 2013 and December 29, 2012 consisted of the following:

	September 28, 2013				December 29, 2012
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$30,600	$5,291	$1,788	$23,521	$30,600	$2,468	$28,132
Research contracts	100	100	—	—	100	100	—
Tradename	800	734	—	66	800	708	92
Total	$31,500	$6,125	$1,788	$23,587	$31,500	$3,276	$28,224
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
Amortization expense related to acquired intangible assets was $919,000 and $92,500 for the three months ended September 28, 2013 and September 29, 2012, respectively. Amortization expense related to acquired intangible assets was $2.8 million and $277,500 for the nine months ended September 28, 2013 and September 29, 2012, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2013	$919
2014	3,522
2015	3,482
2016	3,457
2017	3,457
Thereafter	8,750
Total	$23,587

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Other Assets
Other assets at September 28, 2013 and December 29, 2012 consisted of the following:

	September 28, 2013	December 29, 2012
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	6,000
	$10,501	$8,500
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2012, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Mint, Braava, Mirra and Verro products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Warrior, Ava, RP-VITA, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2012, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, manipulation, perception and human/robot interaction to build industry-leading robots. Our Roomba floor vacuuming robot, Scooba floor washing robot and Braava floor sweeping robot, perform time-consuming domestic chores in the home, while our Looj gutter cleaning robot and Mirra and Verro pool cleaning robot perform tasks outside the home. Our PackBot, Small Unmanned Ground Vehicle (SUGV), Warrior and FirstLook tactical ground military robots perform battlefield reconnaissance and, in some cases, bomb disposal. Our RP-VITA robot, jointly developed with InTouch Technologies, Inc., combines autonomous navigation and mobility technologies with telemedicine and electronic health record integration, and our Ava 500 video collaboration robot will deliver autonomous telepresence to the enterprise market. We sell our robots to consumers through a variety of distribution channels, including chain stores and other national retailers, and through our on-line store, and to the U.S. military and other government agencies worldwide.
As of September 28, 2013, we had 525 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in defense and consumer markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three and nine month periods ended September 28, 2013, strong growth in our domestic and international markets for home robots products drove increases in our home robots business unit revenue of 16% and 17%, respectively, as compared to the three and nine month periods ended September 29, 2012. These increases resulted primarily from strong sell through across our domestic retailers, supported by our domestic advertising campaign, the launch of Braava in our international markets, and broadened availability of the Roomba 600 and 700 series robots. Offsetting these increases were decreases in our defense and security business unit revenue of 64% and 39%, respectively, during the three and nine month periods ended September 28, 2013 as compared to the three month and nine month periods ended September 29, 2012, driven by decreases in product life cycle revenue and decreased sales of our Small Unmanned Ground Vehicle robots.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. As part of this review, we also evaluated the impact of the reorganization on our segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by our chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the three and nine months ended September 29, 2012 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue
Product revenue	98.5%	95.9%	97.5%	95.6%
Contract revenue	1.5	4.1	2.5	4.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Cost of product revenue	55.9	52.1	54.1	53.4
Cost of contract revenue	0.7	1.6	1.0	1.9
Total cost of revenue	56.6	53.7	55.1	55.3
Gross margin	43.4	46.3	44.9	44.7
Operating expenses
Research and development	12.2	10.3	12.6	12.4
Selling and marketing	13.1	9.0	13.7	12.4
General and administrative	9.2	9.0	10.9	9.7
Total operating expenses	34.5	28.3	37.2	34.5
Operating income	8.9	18.0	7.7	10.2
Other income (expense), net	0.1	0.2	—	0.1
Income before income taxes	9.0	18.2	7.7	10.3
Income tax expense	2.7	6.1	0.9	3.4
Net income	6.3%	12.1%	6.8%	6.9%
Comparison of Three and Nine Months Ended September 28, 2013 and September 29, 2012
Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$124,501	$126,298	$(1,797)	(1.4)%	$361,058	$335,550	$25,508	7.6%
Total revenue for the three months ended September 28, 2013 decreased to $124.5 million, or 1.4%, compared to $126.3 million for the three months ended September 29, 2012. Revenue increased approximately $15.1 million, or 15.7%, in our home robots business unit and decreased approximately $17.7 million, or 63.7%, in our defense and security robots business unit.
The $15.1 million increase in revenue from our home robots business unit for the three months ended September 28, 2013 was driven by a 26.4% increase in units shipped as compared to the three months ended September 29, 2012. The impact of this increase in units shipped was partially offset by a $7.7 million benefit to revenue realized during the three months ended September 29, 2012 related to customer defective product returns based on amended customer agreements. In the three months ended September 28, 2013, international home robots revenue increased $12.3 million, or 19.4%, and domestic home robots revenue increased $2.8 million, or 8.4% as compared to the three months ended September 29, 2012. Total home robots shipped in the three months ended September 28, 2013 were 526,000 units compared to 416,000 units in the three months ended September 29, 2012. The increase in international sales of our home robots resulted primarily from broadened availability of Braava in our international markets and strong demand in Japan for the Roomba 600 and 700 series robots.

The $17.7 million decrease in revenue from our defense and security robots business unit for the three months ended September 28, 2013 was attributable to a $14.2 million decrease in defense and security product revenue and a $3.5 million decrease in contract revenue generated under research and development contracts. The $14.2 million decrease in defense and security product revenue resulted from a $9.6 million decrease in product life cycle revenue, as well as a decrease in sales of our Small Unmanned Ground Vehicle, offset by an increase in sales of our Packbot robot. The $3.5 million decrease in contract revenue was primarily due to a decrease in revenue related to the U.S. Army's Brigade Combat Team Modernization, or BCTM, program. Total defense and security robots shipped in the three months ended September 28, 2013 were 43 units compared to 71 units in the three months ended September 29, 2012, while net average selling price decreased from $127,000 in the three months ended September 29, 2012 to $103,000 in the three months ended September 28, 2013.
Total revenue for the nine months ended September 28, 2013 increased to $361.1 million, or 7.6%, compared to $335.6 million for the nine months ended September 29, 2012. Revenue increased approximately $45.7 million, or 16.7%, in our home robots business unit and decreased approximately $21.5 million, or 39.0%, in our defense and security robots business unit.
The $45.7 million increase in revenue from our home robots business unit for the nine months ended September 28, 2013 was driven by a 16.6% increase in home robots units shipped, and a 4.1% increase in average gross selling price for those units as compared to the nine months ended September 29, 2012. These increases were partially offset by the impact of $11.0 million of benefit to revenue realized during the nine months ended September 29, 2012 related to customer defective product returns based on amended customer agreements and lower actual returns experience than estimates included in our historical returns reserve, compared to a $3.5 million benefit related to customer defective product returns realized during the nine months ended September 28, 2013. In the nine months ended September 28, 2013, domestic home robots revenue increased $20.4 million, or 23.8%, and international home robots revenue increased $25.3 million, or 13.5%, as compared to the nine months ended September 29, 2012. Total home robots shipped in the nine months ended September 28, 2013 were 1,439,000 units compared to 1,234,000 units in the nine months ended September 29, 2012. The increase in domestic sales of our home robots resulted primarily from strong sell-through across our domestic retailers, supported by our domestic advertising campaign, the addition of the Braava floor sweeping robot into our product lineup, and broadened availability of the Roomba 600 and 700 series robots. The increase in international sales of our home robots resulted primarily from the addition of Braava in our international markets and strong demand in Japan for the Roomba 600 and 700 series robots.
The $21.5 million decrease in revenue from our defense and security robots business unit was attributable to a $14.0 million decrease in defense and security robots revenue and a $7.5 million decrease in contract revenue generated under research and development contracts. The $14.0 million decrease in defense and security robots revenue resulted from a $9.6 million decrease in product life cycle revenue, as well as a decrease in sales of our Small Unmanned Ground Vehicle, offset by an increase in sales of our Packbot robot. The $7.5 million decrease in contract revenue was primarily due to a decrease in revenue related to the BCTM program. Total defense and security robots shipped in the nine months ended September 28, 2013 were 485 units compared to 245 units in the nine months ended September 29, 2012, while the net average selling price decreased from $79,000 in the nine months ended September 29, 2012 to $31,000 in the nine months ended September 28, 2013. The increase in the number of units shipped and the decrease in net average selling price resulted from increased sales of our lower-priced FirstLook robot in the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$70,440	$67,822	$2,618	3.9%	$198,865	$185,706	$13,159	7.1%
As a percentage of total revenue	56.6%	53.7%			55.1%	55.3%

Total cost of revenue increased to $70.4 million in the three months ended September 28, 2013, compared to $67.8 million in the three months ended September 29, 2012. The increase is primarily due to the 26.4% increase in home robots units shipped and the product mix of those units, partially offset by the impact of the 39.4% decrease in defense and security robot units shipped.

Total cost of revenue increased to $198.9 million in the nine months ended September 28, 2013, compared to $185.7 million in the nine months ended September 29, 2012. The increase is primarily due to the 16.6% increase in home robots units shipped and the 98.0% increase in defense and security robot units shipped, as well as the product mix of those units. Additionally, cost of revenue in the nine months ended September 29, 2012 included a $1.5 million benefit from adjustments to our warranty accruals due to gradual improvement in rates of returns and repairs resulting from sustained investment in product quality.
Gross Margin

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$54,061	$58,476	$(4,415)	(7.6)%	$162,193	$149,844	$12,349	8.2%
As a percentage of total revenue	43.4%	46.3%			44.9%	44.7%
Gross margin decreased $4.4 million, or 7.6%, to $54.1 million (43.4% of revenue) in the three months ended September 28, 2013 from $58.5 million (46.3% of revenue) in the three months ended September 29, 2012. Gross margin as a percentage of revenue in the home robots business unit decreased 4.6 percentage points, and gross margin as a percentage of revenue in the defense and security robots business unit decreased 6.1 percentage points. The 4.6 percentage point decrease in the home robots business unit is attributable to the $7.7 million benefit to revenue realized during the three months ended September 29, 2012 related to customer defective product returns, and the inclusion of lower margin Braava sales in the three months ended September 28, 2013. The 6.1 percentage point decrease in the defense and security business unit is attributable to the unfavorable overhead leverage associated with the 63.7% decrease in the defense and security robots business unit revenue in the three months ended September 28, 2013 compared to the three months ended September 29, 2012, as well as an unfavorable adjustment of $0.6 million due to increased product royalty costs based upon updated estimates of units to ship prior to the expiration of the royalty contract. These decreases were partially offset by excess and obsolete inventory costs recorded during the three months ended September 29, 2012.
Gross margin increased $12.3 million, or 8.2%, to $162.2 million (44.9% of revenue) in the nine months ended September 28, 2013 from $149.8 million (44.7% of revenue) in the nine months ended September 29, 2012. Gross margin as a percentage of revenue in the defense and security business unit increased 3.2 percentage points, and gross margin as a percentage of revenue in the home robots business unit decreased 1.8 percentage points. The 3.2 percentage point increase in the defense and security business unit is attributable to excess and obsolete inventory costs recorded during the nine months ended September 29, 2012. The 1.8 percentage point decrease in the home robots business unit is primarily attributable to $11.0 million of favorable adjustments to defective returns reserves during the nine months ended September 29, 2012 compared to a $3.5 million benefit related to customer defective product returns realized during the nine months ended September 28, 2013, and $1.5 million of favorable adjustments to warranty accruals recorded during the nine months ended September 29, 2012, with no such adjustments recorded in the nine months ended September 28, 2013. This impact was partially offset by favorable changes in product mix to higher margin home robots products.
Research and Development

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$15,212	$13,040	$2,172	16.7%	$45,617	$41,722	$3,895	9.3%
As a percentage of total revenue	12.2%	10.3%			12.6%	12.4%
Research and development expenses increased $2.2 million, or 16.7%, to $15.2 million (12.2% of revenue) in the three months ended September 28, 2013 from $13.0 million (10.3% of revenue) in the three months ended September 29, 2012. This increase is attributable to increased efforts in product development and continued product enhancements in the three months ended September 28, 2013 compared to the three months ended September 29, 2012, as well as costs associated with Evolution, which was acquired on October 1, 2012.
Research and development expenses increased $3.9 million, or 9.3%, to $45.6 million (12.6% of revenue) in the nine months ended September 28, 2013 from $41.7 million (12.4% of revenue) in the nine months ended September 29, 2012. This increase is attributable to increased efforts in product development and continued product enhancements in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012, as well as costs associated with Evolution, which was acquired on October 1, 2012.
In addition to our research and development activities classified as research and development expense, we incur research and development expenses under funded development arrangements with governments and commercial third parties. For the three and nine months ended September 28, 2013, these expenses amounted to $0.8 million and $3.5 million, compared to $2.0 million and $6.5 million for the three and nine months ended September 29, 2012. These expenses have been classified as cost of revenue rather than research and development expense. The combined investment in future technologies, classified as cost of revenue and research and development expense, was $16.0 million and $49.2 million for the three and nine months ended September 28, 2013, compared to $15.0 million and $48.3 million for the three and nine months ended September 29, 2012.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$16,317	$11,376	$4,941	43.4%	$49,323	$41,685	$7,638	18.3%
As a percentage of total revenue	13.1%	9.0%			13.7%	12.4%
Selling and marketing expenses increased by $4.9 million, or 43.4%, to $16.3 million (13.1% of revenue) in the three months ended September 28, 2013 from $11.4 million (9.0% of revenue) in the three months ended September 29, 2012. This increase is primarily attributable to marketing expenses incurred during the three months ended September 28, 2013 as part of our continued global marketing and branding efforts, with a specific increase in marketing in international markets as compared to the three months ended September 29, 2012.
Selling and marketing expenses increased by $7.6 million, or 18.3%, to $49.3 million (13.7% of revenue) in the nine months ended September 28, 2013 from $41.7 million (12.4% of revenue) in the nine months ended September 29, 2012. This increase is primarily attributable to marketing expenses incurred during the nine months ended September 28, 2013 as part of our continued global marketing and branding efforts.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$11,495	$11,326	$169	1.5%	$39,348	$32,390	$6,958	21.5%
As a percentage of total revenue	9.2%	9.0%			10.9%	9.7%
General and administrative expenses increased by $0.2 million, or 1.5%, to $11.5 million (9.2% of revenue) in the three months ended September 28, 2013 from $11.3 million (9.0% of revenue) in the three months ended September 29, 2012. This increase is primarily attributable to increased incentive compensation, offset by a $0.7 million gain on the disposition of certain of our Maritime assets in the three months ended September 28, 2013 as compared to the three months ended September 29, 2012.
General and administrative expenses increased by $7.0 million, or 21.5%, to $39.3 million (10.9% of revenue) in the nine months ended September 28, 2013 from $32.4 million (9.7% of revenue) in the nine months ended September 29, 2012. This increase is primarily attributable to a $1.8 million intangible asset impairment and increased incentive compensation in the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$152	$197	$(45)	(22.8)%	$(49)	$477	$(526)	(110.3)%
As a percentage of total revenue	0.1%	0.2%			—%	0.1%
Other income (expense), net, amounted to $0.2 million and $0.2 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Other income (expense), net, amounted to $0.0 million and $0.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Other income (expense), net, for the three and nine month periods ended September 28, 2013 and September 29, 2012 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Dollar Change	Percent Change	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$3,385	$7,724	$(4,339)	(56.2)%	$3,403	$11,289	$(7,886)	(69.9)%
We recorded a tax provision of $3.4 million and $7.7 million for the three month periods ended September 28, 2013 and September 29, 2012, respectively. The $3.4 million provision for the three month period ended September 28, 2013 resulted in an effective income tax rate of 30.3%. The $7.7 million provision for the three month period ended September 29, 2012 resulted in an effective income tax rate of 33.7%. The decrease in the effective income tax rate from 33.7% in the three month period ended September 29, 2012 to 30.3% in the three month period ended September 28, 2013 was primarily due to the inclusion of the federal research and development tax credit in the 2013 income tax provision, which was not enacted into law for inclusion in the 2012 income tax provision.
We recorded a tax provision of $3.4 million and $11.3 million for the nine month periods ended September 28, 2013 and September 29, 2012, respectively. The $3.4 million provision for the nine month period ended September 28, 2013 resulted in an effective tax rate of 12.2%. The $11.3 million provision for the nine month period ended September 29, 2012 resulted in an effective tax rate of 32.7%. The decrease in the effective income tax rate from 32.7% for the nine month period ended September 29, 2012 to 12.2% for the nine month period ended September 28, 2013 was primarily due to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which was not enacted into law for inclusion in the 2012 income tax provision, and the retroactive reinstatement of federal research and development tax credits in 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, we recorded a discrete benefit of $1.7 million related to 2012 during the nine month period ended September 28, 2013.
Liquidity and Capital Resources
At September 28, 2013, our principal sources of liquidity were cash and cash equivalents totaling $139.7 million, short-term investments of $16.9 million and accounts receivable of $54.0 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 28, 2013 and September 29, 2012, we spent $5.3 million and $4.1 million, respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security and remote presence products consists of finished goods inventory that is generally built to order, as well as spare parts. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they typically invoice us when the finished goods are shipped.
The balance of cash and short-term investments of $156.7 million at September 28, 2013 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of September 28, 2013, we did not have any borrowings outstanding under our working capital line of credit and had $1.4 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Net cash provided by operating activities for the nine months ended September 28, 2013 was $10.8 million, a decrease of $0.5 million compared to the $11.3 million of net cash provided by operating activities for the nine months ended September 29, 2012. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash of $15.6 million resulting from an increase in accounts receivable and unbilled revenue of $25.0 million in 2013 compared to an increase of $9.4 million in 2012 as a result of the timing of revenue and the corresponding cash receipts, a decrease in cash of $10.4 million resulting from an increase in inventory of $11.9 million in 2013 compared to an increase of $1.5 million in 2012 as a result of an increase in 2013 inventory requirements in support of new product introductions and significant growth in the domestic Home Robots business, offset by an increase in cash of $12.4 million resulting from an increase in accounts payable and accrued expenses of $3.9 million in 2013 compared to a decrease of $8.5 million in 2012 as a result of normal purchasing and vendor payment activities, an increase in cash of $11.8 million resulting from an increase in accrued compensation of $3.0 million in 2013 compared to a decrease of $8.8 million in 2012 as a result of a smaller incentive compensation payout and a larger incentive compensation accrual in 2013 compared to 2012, and an increase in cash of $1.2 million resulting from net income of $24.5 million in 2013 compared to net income of $23.2 million in 2012.
Net cash used in investing activities for the nine months ended September 28, 2013 was $11.5 million, a decrease of $1.2 million compared to the $12.7 million of net cash used in investing activities for the nine months ended September 29, 2012. Capital additions were $5.3 million and $4.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Cash used for strategic investments was $2.0 million and $6.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. compared to our initial investment of $6.0 million in 2012. Partially offsetting the capital spending and strategic investments was $0.7 million of proceeds from the disposition of certain of our Maritime assets. The net purchase of investments was $4.9 million for nine months ended September 28, 2013 and $2.6 million for the nine months ended September 29, 2012. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash provided by financing activities for the nine months ended September 28, 2013 was $13.7 million, an increase of $9.0 million compared to the $4.7 million of net cash provided by financing activities for the nine months ended September 29, 2012. We generated $12.4 million and $4.0 million from the exercise of stock options during the nine months ended September 28, 2013 and September 29, 2012, respectively. We generated $2.2 million and $1.5 million of tax benefits from excess stock-based compensation deductions during the nine months ended September 28, 2013 and September 29, 2012, respectively. We spent $0.9 million and $0.8 million in the payment of income tax withholdings associated with restricted stock vesting during the nine months ended September 28, 2013 and September 29, 2012, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of September 28, 2013, the total amount available for borrowing under our credit facility was $75.0 million, and the full amount was available for borrowing. The interest on loans under our credit facility accrues at a rate between LIBOR plus 1% and LIBOR plus 1.5%, based on our ratio of indebtedness to Adjusted EBITDA, and the credit facility termination date is June 30, 2014.

As of September 28, 2013, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 28, 2013, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
We have a revolving letter of credit facility with Bank of America, N.A. which is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility. Earlier this year, we amended the credit facility to extend the maturity date for letters of credit issued under the credit facility.
We pay a fee on outstanding letters of credit issued under the credit facility at a rate between LIBOR plus 1% and LIBOR plus 1.5% per annum, based on our ratio of indebtedness to Adjusted EBITDA. In addition, we pay a fee equal to 0.25% per annum of the actual daily amount by which the credit facility exceeds the aggregate undrawn amount of all outstanding letters of credit under the credit facility plus the aggregate of all unreimbursed drawings under all letters of credit under the credit facility. The maturity date for letters of credit issued under the credit facility currently must be no later than seven days prior to January 15, 2018.
As of September 28, 2013, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified consolidated net worth, a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of September 28, 2013, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of September 28, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At September 28, 2013, we had unrestricted cash and cash equivalents of $139.7 million and short term investments of $16.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 28, 2013, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of September 28, 2013, we do not have any borrowings outstanding under our working capital line of credit. As of September 28, 2013, we had letters of credit outstanding of $1.4 million under our revolving letter of credit facility.
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

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Jeffrey Beck, Chief Operating Officer, Russell Campanello, Senior Vice President of Human Resources, Alison Dean, Executive Vice President and Chief Financial Officer, and Glen Weinstein, Executive Vice President and Chief Legal Officer) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Third Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated February 29, 2012

10.2*	Fourth Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 15, 2013

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 1, 2013	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Third Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated February 29, 2012

10.2*	Fourth Amendment to Reimbursement Agreement between the Registrant and Bank of America, N.A. dated January 15, 2013

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith