Form 10-K
period 2013-12-28
IROBOT CORP
filed 2014-02-18
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $1,100,000,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 29, 2013.
As of February 10, 2014, there were 29,020,961 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 28, 2013. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 28, 2013

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
iRobot, Roomba, Scooba, PackBot, Warrior, FirstLook, Looj, Verro, Virtual Wall, Home Base, Aware, Mint, AeroVac, Mirra, Braava and AeroForce are trademarks of iRobot Corporation.

Overview
iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for local police and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value added distributors and resellers, and to the U.S. military and other government agencies worldwide.
Since our founding, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team's experience in consumer, military and enterprise markets, positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing applications are adaptable to a broad array of markets such as law enforcement, homeland security, commercial cleaning, elder care, energy services, home automation, healthcare, video collaboration, landscaping, agriculture, construction and other vertical markets.
Over the past eleven years, we have sold more than 11 million of our home care robots. During that time, we also sold more than 5,000 of our tactical military robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq, and more recently to state, local and international government entities. During 2013, we sold 80 remote presence telemedicine robots to InTouch Health for resale into the healthcare market as part of our joint development collaboration with InTouch Health.
Our business continued to evolve in fiscal 2013. Total revenue for 2013 was $487.4 million, which represented a 12% increase over 2012 revenue of $436.2 million. This increase in revenue was largely attributable to a $71.0 million increase in revenue in our home robots business as a direct result of growth in both domestic and international markets. The increase in home robots revenue was partially offset by a decrease in revenue of $20.9 million in our defense and security business related to continued troop withdrawals in Afghanistan, program cancellations and ongoing budget reductions within the U.S. government. We began selling our remote presence robots into the healthcare market in 2013, however, these sales did not generate meaningful revenue in 2013. Our home robots revenue represented 88% of our total 2013 revenue compared to 82% in 2012. We anticipate that our revenue for the next few years will be primarily driven by our rapidly growing home technology business and that our home robots revenue will comprise approximately 90% of our total revenue in the near term.
We achieved a number of significant milestones in 2013 which we believe will assist us in continuing to generate profitable growth in 2014 and beyond. In particular:

•
We began fully operating under the company-wide restructuring that was initiated in 2012. This restructuring was designed to provide us greater overall flexibility, improved efficiency and scalability as a more unified organization.

In conjunction with this restructuring, we created centralized, shared services such as finance, operations and engineering to promote further the use of common platforms and repeatable successes through improved collaboration and standardization while focusing efforts on markets with the greatest visibility and revenue potential.

•
We announced the Ava 500 Video Collaboration robot which blends our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings and presentations where movement and location spontaneity are important. The Ava 500 is targeted for availability from select Cisco partners in the first half of 2014.

•
We introduced and began shipping the Roomba 800 series in late 2013. This next generation floor vacuuming robot incorporates new dirt extractor technology which amplifies suction for superior performance over traditional bristle brushes.

•	We completed development of the Scooba 450, our newest wet floor scrubbing robot. The Scooba 450 was introduced and began shipping in January 2014.

•	We continued to increase our investment in marketing programs in our home robots business, which resulted in greater brand awareness and revenue growth in that business.

•
We began shipping RP-VITA through InTouch Health into the healthcare market. The RP-VITA is the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals and combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health.

•
We successfully integrated the operations of Evolution Robotics, Inc., developer of the Mint and Mint Plus automatic floor cleaning robots, which we acquired in October 2012. This acquisition expanded our technology leadership through a combination of intellectual property, engineering talent and new products that will broaden our global portfolio of practical robotics solutions. During 2013, we re-launched the Mint robot as Braava in Europe and the United States and reduced the overall cost to produce these robots upon completing the transition of supply chain management and manufacturing to iRobot.

Strategy
Our goal is to design and market innovative robots that make a difference and are adaptable for use in a broad range of applications. We strive to drive innovation, serve as an industry catalyst and change the world by fueling the era of robots. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by delivering robotic technology-based remote presence and automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of autonomous navigation, manipulation and cloud connectivity and services. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, remote presence systems will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to improve the quality of life with robotic solutions requiring as little human physical intervention as possible. Key elements of our strategy include:
Leverage Common Platforms and Software.    By committing long-term to a given platform and providing incremental upgrades, we create a valuable installed base that supports third-party development and greatly simplifies service and support. When entering new product areas that cannot be serviced with existing platforms, we intend to develop a multi-generational platform strategy that allows for rapid learning and long-term incremental improvements. Through the use and development of a common software architecture, we intend to create a robot intelligence system of enduring value and build a competitive advantage. Our common software will allow high reuse, reducing development costs of new systems and payloads, as well as reducing development timelines.
Continued Growth through Profitability, Operational Excellence and Customer Focus.     We intend to pursue opportunities to improve our profitability through disciplined allocation of resources and by reducing costs of materials, adjusting prices, optimizing our product and channel mix and focusing on our discretionary spending. We will continue to focus on improving the scalability and efficiency of our supply chain process and on mitigating single source supply exposure. We will identify, develop and enhance product features and functionality while also aggressively focusing on product reliability.
Product Portfolio Management.    We will strive to find the appropriate balance between delivering near-term profitable growth and investing in innovation that will ensure our sustained leadership position and pave the way for new growth opportunities. We will maintain a portfolio of products and technologies that serve a variety of markets and actively manage this portfolio in a manner that balances core businesses that deliver short term profitability, emerging businesses that are showing promise by gaining footholds in their respective markets and future businesses that are unproven but represent opportunities for future growth and expansion. In managing our product portfolio, we will seek markets that present large revenue and profit opportunities, sustain high growth, have significant strategic alignment, and leverage our brand and core capabilities in technology, operations, distribution and support.
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
Products and Development Contracts
We design and market robots for the consumer, and defense and security, telemedicine, and video collaboration markets. With two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.

Consumer Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering better cleaning solutions at an affordable price and by freeing people from repetitive home cleaning tasks.
We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $299 to $699 based upon performance characteristics. Our Roomba robot's compact disc shape allows it to clean under beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to push a vacuum - it cleans automatically upon the push of a button. In 2013, we introduced the Roomba 800 series robots which incorporate new brushless, counter-rotating extractors that amplify suction for superior performance over bristle brushes, while requiring less maintenance than previous Roomba models. The Roomba 700 series robots, introduced in 2011, offers improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual HEPA air filters that capture dust particles as fine as 0.3 microns. The Roomba 600 series robots, introduced in 2012, offers a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as AeroVac technology and improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz.
As a result of our acquisition of Evolution Robotics, Inc., we currently offer two Braava automatic floor mopping robots designed exclusively for hard surface floors with prices ranging from $199 to $299 based upon performance features. These robots provide a different cleaning approach than our Roomba products. The Braava 320 automatically dusts and damp mops hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths. In addition to these features, the Braava 380t includes a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp.
In January 2014, we introduced the Scooba 450 floor scrubbing robot with a price point of $599. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet. The Scooba 450 uses the new Scooba Three-Cycle Cleaning Process which automatically sweeps and pre-soaks, scrubs and finishes with a final squeegee while washing away bacteria.

Our Mirra Pool Cleaning Robot is used to clean residential pools and removes debris as small as two microns from pool floors, walls and stairs. Mirra is brought to market under the iRobot brand through a relationship with Aquatron, Inc., which developed the pool cleaning robots. Our Looj Gutter Cleaning Robot was designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning. The Looj also features a detachable handle that doubles as a wireless remote control, providing full control of the robot while cleaning.
Defense and Security Products
In defense and security product markets, we currently offer several ground unmanned vehicles. Our tactical ground robots include the combat-tested 510 PackBot line of small, unmanned ground robots, the SUGV (Small Unmanned Ground Vehicle) multi-purpose ground robots, the 110 FirstLook small, light, throwable robot, and the 710 Warrior multi-purpose robot capable of carrying heavy payloads. The PackBot, SUGV, FirstLook, and Warrior robots comprise a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots are designed to keep war fighters and public safety officials out of harm's way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of December 28, 2013, more than 5,000 robots have been delivered to military and civil defense forces and research communities worldwide. The robots are currently priced between approximately $20,000 and $600,000 per unit, depending on configuration and quantities ordered.
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

Remote Presence Products
We currently have two products based upon our Ava mobile robotics platform. The U.S. Federal Drug and Administration approved RP-VITA telemedicine robot expands the reach of medical care by connecting physicians with patients from anywhere in the world. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health. The RP-VITA, which is sold to healthcare customers by InTouch Health, was introduced in 2012 and began shipping in early 2013. Our Ava 500 Video Collaboration robot, announced in 2013, delivers autonomous telepresence to the enterprise market, enabling remote workers to more personally collaborate throughout the workplace. The Ava 500, which is targeted for availability from select Cisco partners in the first half of 2014, blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings and presentations where movement and location spontaneity are important.
Contract Research and Development Projects
We have historically been involved in contract development projects with various U.S. governmental agencies and departments with project durations ranging from a few months to several years. These projects are usually funded as either cost-plus, firm fixed price, or time and materials contracts. We have decided to refocus our funded research activities, and have become less reliant on these contract research and development projects in recent years, which represented 2%, 4% and 8% of our total revenue for fiscal years 2013, 2012 and 2011, respectively.
Strategic Alliances
In addition to our internal technology development, we leverage relevant robotic technologies through licensing, acquisitions and/or other partnerships. These strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology in new market segments.
In 2011 we signed a joint development and licensing agreement with InTouch Health, a leading remote presence telemedicine solution provider, to explore potential opportunities for healthcare applications on iRobot platforms such as the iRobot Ava mobile robotics platform. This alliance resulted in the introduction in 2012 of the RP-VITA, the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health. Shipments of the RP-VITA began in early 2013.
In 2013, we signed a joint marketing agreement and are working in close alliance with Cisco to bring our enterprise-grade Ava 500 Video Collaboration robot to market. The Ava 500, which blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings and presentations where movement and location spontaneity are important, is targeted for availability from select Cisco partners in the first half of 2014.
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
Sales and Distribution Channels
We sell our products through distinct sales channels to the consumer, defense and security, telemedicine, and video collaboration markets. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, sales to non-U.S. customers accounted for 59.5%, 57.3% and 45.5% of total revenue, respectively. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, U.S. federal government orders, contracts and subcontracts accounted for 6.2%, 15.1% and 36.1% of total revenue, respectively. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we generated an aggregate of 33.2%, 30.6% and 23.6% of our revenue, respectively from our home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of our home robots.

Home Robots
In the United States and Canada, we sell our consumer products through a network of national retailers. In 2013, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. In support of sales in the United States and Canada, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 40 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.
Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 5.9% and 6.3% of total home robots business unit revenue for fiscal 2013 and 2012, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Defense and Security
We sell our defense and security products directly to end users and indirectly through prime contractors and distributors. While the majority of defense and security products have been sold to date to various operations within the U.S. federal government, we also sell to state and local as well as to international government organizations and research labs and universities. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Italy, Brazil, Pakistan, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Qatar, Taiwan, South Africa and Canada.
Remote Presence
The RP-VITA telemedicine robot, which was jointly developed with InTouch Health and incorporates our Ava mobile robotics platform, is sold to healthcare customers by InTouch Health. Our Ava 500 Video Collaboration robot, which was announced in 2013 and incorporates our Ava mobile robotics platform and Cisco’s TelePresence, will be available from certified Cisco partners in the first half of 2014.
Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Defense and security customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations. Customer service for the RP-VITA product is provided by InTouch Health.
Marketing and Brand
We market our home robots to end-user customers through our sales and marketing teams as well as through our extensive network of retailers and in-country distributors. We market our defense and security products directly through our team of government sales specialists to end users and indirectly through prime contractors. The RP-VITA product is marketed to healthcare customers by InTouch Health while our Ava 500 Video Collaboration product is marketed to enterprise customers by a combination of our sales and marketing teams in conjunction with select Cisco partners. Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products.
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 14.7%, 15.2% and 10.8% of our total revenue in 2013, 2012 and 2011, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
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

Manufacturing
Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of our consumer, military and remote presence robots, we can focus our engineering expertise on the design of robots.

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
We outsource the manufacturing of our consumer products to six contract manufacturers, each of which manufactures at a single plant in China. We outsource the manufacturing of our defense and security robots to three contract manufacturers, all of which are located in the United States. We outsource our remote presence robots to one contract manufacturer located in the United States.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, our research and development expenses were $63.6 million, $57.1 million and $60.1 million, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects. Our research and development efforts are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
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

Our competitors include developers of robot floor cleaning products, developers of small unmanned ground vehicles, and developers of mobile robotic platforms and telepresence systems.
While we believe many of our customers purchase our Roomba floor vacuuming robots, Braava floor cleaning and Scooba floor washing robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners and wet floor cleaning methods, we do compete in some cases with providers of traditional cleaning products.
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
As of December 28, 2013, we held 232 U.S. patents, 229 foreign patents, additional design registrations, and more than 400 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot, Roomba, Scooba, Mint, ViPR, NorthStar, iRobot Dirt Dog, Create, PackBot, FirstLook, iAdapt, FasTac, Aware, Home Base, Looj, Verro, Virtual Wall, Warrior, Mirra, Braava and AeroForce. Our marks iRobot, Roomba, Scooba, and certain other trademarks, have also been registered in selected foreign countries.
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
Defense and Security Product Backlog
Our defense and security product backlog consists of written orders or contracts to purchase our products received from our defense and security customers. Total backlog of product sales to defense and security customers, which includes federal, state, local and foreign governments, and non-government customers, as of December 28, 2013 and December 29, 2012 amounted to approximately $8.8 and $11.4 million, respectively. There can be no assurance that any of our backlog will result in revenue.
Employees
As of December 28, 2013, we had 528 full-time employees located in the United States and abroad. We believe that we have a good relationship with our employees.
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Hong Kong, the United Kingdom and China. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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
Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. Moreover, there are only a limited number of programs under which the U.S. federal government is currently funding the development or purchase of defense robots. Our remote presence robot business remains in an investment stage, where market demand is uncertain. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

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
The majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
For the years ended December 28, 2013 and December 29, 2012, we derived 87.8% and 81.8% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.

Even if consumer robots gain wide market acceptance, our robots may not adequately address market requirements and may not continue to gain market acceptance. If robots generally, or our robots specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth, and our revenue and results of operations would suffer.

We depend on the U.S. federal government for a portion of our revenue, and any unexpected reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.
For the years ended December 28, 2013 and December 29, 2012, we derived 6.2% and 15.1% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Further reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.
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
We have focused on selling our robots in the home floor care and defense markets. We plan to expand into other markets, in particular remote presence robots for telemedicine and business collaboration. Efforts to expand our product offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.

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
The success of our acquisition of Evolution Robotics will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our business with that of Evolution Robotics. We may never realize these anticipated synergies, business opportunities and growth prospects. Assumptions underlying estimated benefits may be inaccurate and general industry and business conditions might deteriorate. As a result, the expectations of future results of operations, including synergies and other benefits expected to result from the Evolution Robotics acquisition, might not be met.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended December 28, 2013 and December 29, 2012, sales to non-U.S. customers accounted for 59.5% and 57.3% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
From time to time, we are audited by various federal, state, local and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and foreign taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision. Such differences could have a material adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record additional valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that additional deferred tax asset valuation allowance is required in a future reporting period.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 183,000 square feet. This lease expires on May 1, 2020. We lease smaller facilities in Hong Kong; Guangzhou, China; London, England; and Pasadena, California. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low
Fiscal 2012::
First quarter	$38.33	$24.40
Second quarter	$27.40	$19.46
Third quarter	$27.16	$19.09
Fourth quarter	$24.26	$16.25
Fiscal 2013::
First quarter	$25.76	$18.25
Second quarter	$40.12	$23.76
Third quarter	$41.12	$30.85
Fourth quarter	$38.46	$28.90
As of February 10, 2014, there were approximately 29,020,961 shares of our common stock outstanding held by approximately 112 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 10, 2014 was $37.70 per share.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical financial data set forth below as of December 28, 2013 and December 29, 2012 and for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 28, 2013 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 31, 2011, January 1, 2011 and January 2, 2010 and for the years ended January 1, 2011 and January 2, 2010 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. Because the classification of certain expenses on the income statement changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statements of income for the years ended December 29, 2012 and December 31, 2011 included herein conform to the fiscal year 2013 presentation. Similarly, the following selected consolidated financial data reflects the reclassified amounts for the years ended December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue
Product revenue	$477,444	$418,550	$426,525	$360,394	$262,199
Contract revenue	9,957	17,694	38,975	40,558	36,418
Total revenue	487,401	436,244	465,500	400,952	298,617
Cost of revenue
Cost of product revenue	262,224	234,102	240,930	218,237	175,514
Cost of contract revenue	4,023	7,794	16,917	18,664	18,561
Total cost of revenue	266,247	241,896	257,847	236,901	194,075
Gross Margin	221,154	194,348	207,653	164,051	104,542
Operating Expenses
Research and development	63,649	57,066	60,100	51,185	35,969
Selling and marketing	71,529	66,412	50,477	42,778	33,026
General and administrative	53,358	45,698	43,753	36,618	30,110
Total operating expenses	188,536	169,176	154,330	130,581	99,105
Operating Income	32,618	25,172	53,323	33,470	5,437
Net Income	$27,641	$17,297	$40,191	$25,514	$3,330
Net Income Per Common Share Basic	$0.97	$0.63	$1.50	$1.00	$0.13
Diluted	$0.94	$0.61	$1.44	$0.96	$0.13
Shares Used in Per Common Share Calculations
Basic	28,495	27,577	26,712	25,394	24,998
Diluted	29,354	28,301	27,924	26,468	25,640

	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$165,404	$126,770	$166,308	$108,383	$71,856
Short term investments	21,954	12,430	17,811	13,928	4,959
Total assets	416,337	354,313	332,213	254,331	199,584
Total liabilities	85,648	78,496	89,255	79,424	66,390
Total stockholders’ equity	330,689	275,817	242,958	174,907	133,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, Ava, our home robots, defense and security robots and remote presence robots business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that make a difference. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for local police and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value added distributors and resellers, and to the U.S. military and other government agencies worldwide.
As of December 28, 2013, we had 528 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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

Our total revenue for 2013 was $487.4 million, which represents a 12% increase from 2012 revenue of $436.2 million. This increase in revenue was largely attributable to a $71.0 million increase in revenue in our home robots business as a direct result of growth in both domestic and international markets. The increase in home robots revenue was partially offset by a decrease in revenue of $20.9 million in our defense and security business related to continued troop withdrawals in Afghanistan, program cancellations and ongoing budget reductions within the U.S. government. We began selling our remote presence robots into the healthcare market in 2013, however, these sales did not generate meaningful revenue in 2013. Our home robots revenue represented 88% of our total 2013 revenue compared to 82% in 2012. We anticipate that our revenue for the next few years will be primarily driven by our rapidly growing home technology business and that our home robots revenue will comprise approximately 90% of our total revenue in the near term.
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
Revenue
We currently derive revenue from product sales, government research and development contracts, and commercial research and development contracts. Product revenue is derived from the sale of our various home cleaning robots, defense and security robots and remote presence robots and related accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners. In the future, we expect to derive increasing revenue from product maintenance and support services due to a focused effort to market these services to the expanding installed base of our robots.
We currently derive a majority of our product revenue from the sale of our home cleaning robots, and to a lesser extent, our PackBot, FirstLook, SUGV and Warrior tactical military robots. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, product revenues accounted for 98.0%, 95.9% and 91.6% of total revenue, respectively. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, our funded research and development contracts accounted for approximately 2.0%, 4.1% and 8.4% of our total revenue, respectively.
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, approximately 75.3%, 75.4% and 74.0% respectively, of our home robot product revenue resulted from sales to 15 customers. For fiscal 2013, fiscal 2012 and fiscal 2011, the customers were comprised of both domestic retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 5.9%, 6.3% and 9.6% of our home robot product revenue for the fiscal years ended December 28, 2013 , December 29, 2012 and December 31, 2011, respectively. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution.
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, sales to non-U.S. customers accounted for 59.5%, 57.3% and 45.5% of total revenue, respectively.
Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. During 2013 and 2012, we recorded favorable adjustments to our home robots business revenue resulting from reductions to our defective returns provision of $7.9 million and $11.0 million, respectively. These favorable adjustments in 2013 were directly attributable to lower defective returns experience, and the favorable adjustments in 2012 were directly attributable to contractual modifications limiting our defective returns liability with certain customers, as well as overall lower defective returns experience.
Revenue from our defense and security robots business are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from defense and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). As a result of the growth of our international consumer business, which is less seasonal than our domestic consumer business, our consumer product revenue is currently spread more evenly throughout the year.

Cost of Revenue
Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics and warranty costs. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, cost of product revenue was 54.9%, 55.9% and 56.5% of total product revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, we believe that labor in China is becoming more scarce. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our home robots could increase in the future.
Cost of contract revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, cost of contract revenue was 40.4%, 44.0% and 43.4% of total contract revenue, respectively.
Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, gross margin was 45.4%, 44.6% and 44.6% of total revenue, respectively.
Research and Development Expenses
Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development;

•	costs of test equipment used during product development; and

•	occupancy and other overhead costs.
We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer and military markets as well as new markets for robots, such as telepresence. We anticipate that research and development expenses will increase in absolute dollars but remain relatively consistent, or decrease slightly, as a percentage of revenue in the foreseeable future.
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, research and development expense was $63.6 million, $57.1 million and $60.1 million, or 13.1%, 13.1% and 12.9% of total revenue, respectively.
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
We anticipate that selling, general and administrative expenses will increase in absolute dollars but remain relatively consistent, or decrease slightly, as a percentage of revenue in the foreseeable future as we continue to build the iRobot brand.
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 selling, general and administrative expense was $124.9 million, $112.1 million and $94.2 million, or 25.6%, 25.7% and 20.2% of total revenue, respectively.

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
Revenue Recognition
We derive our revenue from product sales and, to a lesser extent, government research and development contracts, and commercial research and development contracts. We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenue for our estimates of liabilities for these rights of return at the time the related sale is recorded. We make an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. Our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. We have aggregated and analyzed historical returns from domestic resellers and end users that form the basis of our estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (CPFF) type contracts, we recognize revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). We submit on an annual basis final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where our final actual billing rates are greater than the estimated rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 28, 2013, fiscal year 2007 is under audit by DCAA, and fiscal years 2008 through 2013 are open for audit by DCAA. In the situation where our anticipated actual billing rates will be lower than the provisional rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Accounting for Stock-Based Awards
We recognized $4.8 million of stock-based compensation expense during the fiscal year ended December 28, 2013 for stock options. The unamortized fair value as of December 28, 2013 associated with these grants was $7.2 million with a weighted-average remaining recognition period of 2.44 years.

The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact that we have never paid and have no present intention to pay cash dividends. We utilize company-specific historical data for purposes of establishing expected volatility and expected term.
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 28, 2013 was $11.17.
During the fiscal year ended December 28, 2013, the Company recognized $8.6 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at December 28, 2013, was $17.5 million.
We have assumed a forfeiture rate for all stock options, restricted stock awards and restricted stock-based units. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
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
We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses, generation of tax credits compared to future utilization of credits, or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. We are currently generating state research credits that exceed the amount being utilized. As a result of this trend, a valuation allowance may be needed in the future related to these state tax credits.
In fiscal 2012, as part of the accounting for our acquisition of Evolution Robotics, Inc., we recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc. In fiscal 2013, the deferred tax asset and related valuation allowance were reduced by $0.6 million based on the final computation of certain pre-acquisition state tax attributes of Evolution Robotics, Inc. At December 28, 2013, we maintain a net valuation allowance of $2.1 million.
If there is a future change in the legal entity status of Evolution Robotics, Inc. and these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an income tax benefit in the period of release. Such release of the valuation allowance could occur within the next twelve months upon the aforementioned change in legal entity status.
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
Long-Lived Assets, including Purchased Intangible Assets
We periodically evaluate the recoverability of long-lived assets, including other purchased intangible assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Revenue
Product revenue	$477,444	$418,550	$426,525
Contract revenue	9,957	17,694	38,975
Total revenue	487,401	436,244	465,500
Cost of Revenue
Cost of product revenue(1)	262,224	234,102	240,930
Cost of contract revenue	4,023	7,794	16,917
Total cost of revenue	266,247	241,896	257,847
Gross margin	221,154	194,348	207,653
Operating Expenses
Research and development(1)	63,649	57,066	60,100
Selling and marketing(1)	71,529	66,412	50,477
General and administrative(1)	53,358	45,698	43,753
Total operating expenses	188,536	169,176	154,330
Operating Income	32,618	25,172	53,323
Other Income (Expense), Net	(203)	435	218
Income Before Income Taxes	32,415	25,607	53,541
Income Tax Expense	4,774	8,310	13,350
Net Income	$27,641	$17,297	$40,191
 ___________________

(1)	Stock-based compensation recorded in fiscal 2013, 2012 and 2011 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Cost of product revenue	$700	$889	$1,069
Research and development	2,700	1,904	1,349
Selling and marketing	1,246	808	724
General and administrative	8,763	7,382	5,642

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenue
Product revenue	98.0%	95.9%	91.6%
Contract revenue	2.0	4.1	8.4
Total revenue	100.0	100.0	100.0
Cost of Revenue
Cost of product revenue	53.8	53.7	51.8
Cost of contract revenue	0.8	1.7	3.6
Total cost of revenue	54.6	55.4	55.4
Gross margin	45.4	44.6	44.6
Operating Expenses
Research and development	13.1	13.1	12.9
Selling and marketing	14.7	15.2	10.8
General and administrative	10.9	10.5	9.4
Total operating expenses	38.7	38.8	33.1
Operating Income	6.7	5.8	11.5
Other Income (Expense), Net	—	0.1	—
Income Before Income Taxes	6.7	5.9	11.5
Income Tax Expense	1.0	1.9	2.9
Net Income	5.7%	4.0%	8.6%
Comparison of Years Ended December 28, 2013 and December 29, 2012
Revenue

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$487,401	$436,244	$51,157	11.7%
Our revenue increased 11.7% to $487.4 million in fiscal 2013 from $436.2 million in fiscal 2012. Revenue increased $71.0 million, or 19.9%, in our home robots business unit, and decreased $20.9 million, or 29.5%, in our defense and security business unit.
The $71.0 million increase in revenue from our home robots business unit was driven by a 19.2% increase in units shipped and a 4.1% increase in net average selling price. In fiscal 2013, international home robots revenue increased $34.6 million and domestic home robots revenue increased $36.4 million. Total home robots shipped in fiscal 2013 were 1,933,000 units compared to 1,621,000 units in fiscal 2012. The increase in home robots business unit revenue and units shipped was primarily attributable to a 30.9% increase in domestic sales of our home robots products and a 14.5% increase in international sales of our home robots products. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by the success of our recent domestic advertising campaign, and expanded distribution of our Roomba 700 and 600 series robots. The increase in international sales is due primarily to increased demand in our Asian markets, partially offset by a decrease in sales in our European markets. The increased demand in our Asian markets was driven by demand for our Roomba 700 and 600 series robots, and the introduction of our Braava robot. In addition, net average selling prices in the home robots business unit increased due to increased volume of higher priced products including the Roomba 700 and 600 series robots, and fewer sales of our lower priced Roomba series.
The $20.9 million decrease in revenue from our defense and security robots business unit was driven by a $1.3 million decrease in defense and security robot revenue, a $9.4 million decrease in recurring contract development revenue generated under research and development contracts, and a $10.2 million decrease in product life cycle revenue (spare parts, accessories). The net average selling price of our defense and security robots decreased by 52.6% due to product mix primarily attributable to an increase in FirstLook units shipped in 2013, which have a lower selling price than the SUGV units that comprised a larger portion of the units shipped in 2012. Total defense and security robots shipped in 2013 were 534 units compared to 274 units in 2012. The $1.3 million decrease in defense and security robot revenue resulted from decreased shipments of higher priced SUGV robots in 2013 compared to 2012. The $9.4 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV programs. The $10.2 million decrease in product life cycle revenue was due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots business unit and contributed to the decrease in period-over-period revenue in this business unit. We cannot predict with any certainty the extent to which these funding delays will continue.
Cost of Revenue

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$266,247	$241,896	$24,351	10.1%
As a percentage of total revenue	54.6%	55.4%
Total cost of revenue increased to $266.2 million in fiscal 2013, compared to $241.9 million in fiscal 2012. The increase is primarily due to the 19.2% increase in home robot units shipped and the 94.9% increase in defense and security units shipped in fiscal 2013 as compared to fiscal 2012. Additionally, favorable adjustments of $5.2 million relating to reductions in our international warranty accrual for our home robots business, attributable to declining warranty cost experience were recorded in 2012 with no such adjustments recorded in 2013.
Gross Margin

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$221,154	$194,348	$26,806	13.8%
As a percentage of total revenue	45.4%	44.6%
Gross margin increased $26.8 million, or 13.8%, to $221.2 million (45.4% of revenue) in fiscal 2013 from $194.3 million (44.6% of revenue) in fiscal 2012. The increase in gross margin as a percentage of revenue was the result of the defense and security business unit gross margin increasing 7.1 percentage points offset by the home robots business unit gross margin decreasing 1.7 percentage points. The 7.1 percentage point increase in the defense and security robots business unit is attributable to improved leverage of our overhead expense in 2013 as compared to 2012, as well as higher excess and obsolete inventory costs in 2012, with no material excess and obsolete inventory costs in 2013. During 2013 and 2012, we recorded favorable adjustments to our return provision due to gradual improvements in returns resulting from sustained investment in product quality of $7.9 million and $11.0 million, respectively. Additionally, we recorded favorable adjustments of $5.2 million relating to reductions in our international warranty accrual for our home robots business, attributable to declining warranty cost experience in 2012 with no such adjustments recorded in 2013. The 1.7 percentage point decrease in the home robots business unit gross margin resulted from the $8.3 million decrease in these favorable adjustments to our return provision and warranty accrual, partially offset by increased volume of higher margin products including the Roomba 700 and 600 series robots, and fewer sales of our lower margin Roomba series.

Research and Development

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Total research and development	$63,649	$57,066	$6,583	11.5%
As a percentage of total revenue	13.1%	13.1%
Research and development expenses increased $6.6 million, or 11.5%, to $63.6 million (13.1% of revenue) in fiscal 2013 from $57.1 million (13.1% of revenue) in fiscal 2012. This increase is attributable to increased efforts in product development and continued product enhancements in 2013 compared to 2012, as well as research and development costs associated with Evolution, which was acquired on October 1, 2012.

Selling and Marketing

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$71,529	$66,412	$5,117	7.7%
As a percentage of total revenue	14.7%	15.2%
Selling and marketing expenses increased by $5.1 million, or 7.7%, to $71.5 million (14.7% of revenue) in fiscal 2013 from $66.4 million (15.2% of revenue) in fiscal 2012. This increase is primarily attributable to marketing expenses incurred during 2013 as part of our continued global marketing and branding efforts.
General and Administrative

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
General and administrative	$53,358	$45,698	$7,660	16.8%
As a percentage of total revenue	10.9%	10.5%

General and administrative expenses increased by $7.7 million, or 16.8%, to $53.4 million (10.9% of revenue) in fiscal 2013 from $45.7 million (10.5% of revenue) in fiscal 2012. This increase is primarily attributable to a $5.8 million increase in compensation costs, and a $1.8 million write-down of an intangible asset in 2013, resulting from a decision made in 2013 to refocus our funded research activities that significantly reduced our utilization of the technology associated with the intangible asset.
Other Income (Expense), Net

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$(203)	$435	$(638)	(146.7)%
As a percentage of total revenue	—%	0.1%
Other income (expense), net, amounted to $(0.2) million and $0.4 million for fiscal 2013 and fiscal 2012, respectively, and consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Provision

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$4,774	$8,310	$(3,536)	(42.6)%
As a percentage of pre-tax income	14.7%	32.5%
We recorded an income tax provision of $4.8 million and $8.3 million for fiscal 2013 and fiscal 2012, respectively. The $4.8 million income tax provision for fiscal 2013 was based upon a 2013 effective income tax rate of 28.5% plus a net income tax benefit of $4.5 million primarily resulting from the extension of the federal research and development tax credit in 2013 and the settlement of uncertain tax positions upon completion of an Internal Revenue Service (IRS) audit. The $8.3 million provision for fiscal 2012 was based upon a 2012 effective income tax rate of 30.3% plus a net income tax expense of $0.6 million primarily resulting from the true-up of prior year permanent items.
In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded a discrete benefit of approximately $1.7 million related to 2012 in 2013.

The federal research and development tax credit expired at the end of 2013. The federal research and development tax credit has not yet been enacted for 2014 and, unless retroactively reinstated, will cause our 2014 effective tax rate to increase.
The decrease in the effective tax rate from 30.3% in 2012 to 28.5% in 2013 was primarily due to the extension of the federal research and development tax credit, offset by an increase in state taxes.
Comparison of Years Ended December 29, 2012 and December 31, 2011
Revenue

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$436,244	$465,500	$(29,256)	(6.3)%
Our revenue decreased 6.3% to $436.2 million in fiscal 2012 from $465.5 million in fiscal 2011. Revenue increased approximately $78.2 million, or 28.1%, in our home robots business unit, and decreased $104.2 million, or 59.5%, in our defense and security business unit.
The $78.2 million increase in revenue from our home robots business unit was driven by an 18.2% increase in units shipped and a 7.2% increase in net average selling price. In fiscal 2012, international home robots revenue increased $43.3 million and domestic home robots revenue increased $34.9 million, including $3.8 million in the three month period ended December 29, 2012 related to the newly acquired Braava (formerly Mint) floor sweeping robot. Total home robots shipped in fiscal 2012 were 1,621,000 units compared to 1,371,000 units in fiscal 2011. The increase in home robots business unit revenue and units shipped was primarily attributable to a 22.1% increase in international sales of our home robots products and a 42.2% increase in domestic sales of our home robots products. The increase in international sales is due primarily to increased demand in our Asian and European markets, which was driven by our new Roomba 700 series and 600 series robots, and an increase in marketing programs by us and our international distributors. The increase in domestic sales of our home robots products was primarily attributable to increased sales to domestic retail stores driven by the success of our recent domestic advertising campaign, expanded distribution of our Roomba 700 series robot and the introduction of the Roomba 600 series robot, and favorable adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality. In addition, net average selling prices in the home robots business unit increased due to increased volume of higher priced products including the Roomba 700 series robot, and fewer sales of our lower priced Roomba series.
The $104.2 million decrease in revenue from our defense and security robots business unit was driven by an $81.6 million decrease in defense and security robot revenue, a $17.0 million decrease in recurring contract development revenue generated under research and development contracts, and a $5.6 million decrease in product life cycle revenue (spare parts, accessories). The $81.6 million decrease in defense and security robots revenue was primarily due to a decrease in sales of higher price PackBot and SUGV units in 2012 as compared to 2011. Net average selling price decreased by 44.1% due to product mix primarily attributable to FirstLook units shipped in 2012 which have a lower selling price than the PackBot and SUGV units that comprised a larger portion of the units shipped in 2011. Total defense and security robots shipped in 2012 were 274 units compared to 752 units in 2011. The $17.0 million decrease in recurring contract development revenue generated under research and development contracts was primarily the result of decreases in government funding for our SUGV program. The $5.6 million decrease in product life cycle revenue is due to reduction in spares associated with lower robot sales and a decrease in PackBot upgrades.
Cost of Revenue

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$241,896	$257,847	$(15,951)	(6.2)%
As a percentage of total revenue	55.4%	55.4%
Total cost of revenue decreased to $241.9 million in fiscal 2012, compared to $257.8 million in fiscal 2011. The decrease is primarily due to the 63.6% decrease in defense and security units shipped and the product mix of those units, as well as excess and obsolete inventory costs, offset by the 18.2% increase in home robot units shipped in fiscal 2012 as compared to fiscal 2011, as well as favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience.

Gross Margin

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$194,348	$207,653	$(13,305)	(6.4)%
As a percentage of total revenue	44.6%	44.6%
Gross margin decreased $13.3 million, or 6.4%, to $194.3 million (44.6% of revenue) in fiscal 2012 from $207.7 million (44.6% of revenue) in fiscal 2011. Home robots business unit gross margin increased 5.3 percentage points, while the defense and security robots business unit gross margin decreased 10.3 percentage points. The 5.3 percentage point increase in the home robots business unit is attributable to favorable adjustments to our return provision due to gradual improvement in returns resulting from sustained investment in product quality, changes in customer and product mix to higher margin home robots products including the introduction of our Roomba 700 series and Scooba 230 robots, favorable adjustments relating to reductions in our international warranty accrual for our home robots business that were directly attributable to declining warranty cost experience, and improved leverage of our overhead expense against higher revenue in fiscal 2012 as compared to fiscal 2011. The 10.3 percentage point decrease in the defense and security robots business unit is primarily attributable to unfavorable absorption of our overhead expense against lower revenue, restructuring charges, scrap, rework and excess and obsolete inventory costs in fiscal 2012 as compared to fiscal 2011, and product mix primarily attributable to the lower-margin FirstLook units shipped in fiscal 2012 compared to PackBot and SUGV units shipped in fiscal 2011.
Research and Development

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total research and development	$57,066	$60,100	$(3,034)	(5.0)%
As a percentage of total revenue	13.1%	12.9%
Research and development expenses decreased $3.0 million, or 5.0%, to $57.1 million (13.1% of revenue) in fiscal 2012 from $60.1 million (12.9% of revenue) in fiscal 2011. The decrease in research and development expenses is primarily due to decreases in compensation associated with decreased headcount, partially offset by increased efforts in the areas of product development, including our efforts associated with the RP-VITA (Remote Presence Virtual + Independent Telemedicine Assistant) product that was jointly developed with, and is sold by, InTouch Technologies, Inc.
Selling and Marketing

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$66,412	$50,477	$15,935	31.6%
As a percentage of total revenue	15.2%	10.8%
Selling and marketing expenses increased by $15.9 million, or 31.6%, to $66.4 million (15.2% of revenue) in fiscal 2012 from $50.5 million (10.8% of revenue) in fiscal 2011. This increase was primarily attributable to our 2012 multi-media advertising campaign focused on our domestic market for home robot products, including $3.3 million of selling and marketing expenses in the three-month period ended December 29, 2012 related to our newly acquired Braava (formerly Mint) floor sweeping robot, and increases in advertising as part of our continued global marketing and branding efforts.
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
Other Income (Expense), Net

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$435	$218	$217	99.5%
As a percentage of total revenue	0.1%	—%

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
We recorded an income tax provision of $8.3 million and $13.4 million for fiscal 2012 and fiscal 2011, respectively. The $8.3 million income tax provision for fiscal 2012 was based upon a 2012 effective income tax rate of 30.3% plus a net income tax expense of $0.6 million primarily resulting from the true-up of prior year permanent items. The $13.4 million income tax provision for fiscal 2011 was based upon a 2011 effective income tax rate of 29.7% offset primarily by a net income tax benefit of $3.5 million resulting from the completion in the period of a comprehensive evaluation of our research and development tax credit and domestic manufacturing deductions.
The increase in the effective tax rate from 29.7% in 2011 to 30.3% in 2012 was primarily due to the expiration of the federal research and development tax credit, offset by a decrease in state taxes and a higher domestic manufacturing deduction as a percentage of income before taxes in 2012 as compared with 2011.

Liquidity and Capital Resources
At December 28, 2013, our principal sources of liquidity were cash and cash equivalents totaling $165.4 million, short-term investments of $22.0 million and accounts receivable of $39.3 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, we spent $6.8 million, $6.8 million and $13.0 million respectively, on capital equipment.
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

The balance of cash, cash equivalents and short-term investments of $187.4 million at December 28, 2013 is primarily the result of our increased profitability, as well as our on-going focus on managing working capital. In 2013, we generated $41.9 million of cash from operations. As of December 28, 2013, we did not have any borrowings outstanding under our working capital line of credit and had $1.6 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Comparison of Years Ended December 28, 2013 and December 29, 2012
Net cash provided by operating activities for the fiscal year ended December 28, 2013 was $41.9 million, an increase of $4.0 million compared to the $37.9 million of net cash provided by operating activities for the fiscal year ended December 29, 2012. The increase in net cash provided by operating activities was primarily driven by an increase in cash of $10.3 million resulting from net income of $27.6 million in 2013 compared to net income of $17.3 million in 2012, an increase in cash of $13.9 million resulting from an increase in accrued compensation of $7.8 million in 2013 compared to a decrease in accrued compensation of $6.1 million in 2012 reflecting a higher accrual for incentive compensation in 2013, an increase in cash of $6.9 million resulting from a decrease in accounts payable of $1.7 million in 2013 compared to a decrease in accounts payable of $8.7 million in 2012 as a result of normal purchasing and vendor payment activities, an increase in cash of $4.9 million resulting from a decrease in other assets of $2.0 million in 2013 compared to an increase in other assets of $2.9 million in 2012, resulting primarily from a decrease in prepaid income taxes in 2013 compared to an increase in prepaid income taxes in 2012, and an increase in cash of $3.0 million resulting from an increase in deferred income taxes of $0.8 million in 2013 compared to an increase of $3.8 million in 2012, resulting primarily from primarily the addition of deferred tax assets associated with the acquisition of Evolution Robotics in 2012 and the net effect of changes in deferred tax assets and liabilities associated with operating assets and liabilities. These increases were partially offset by a decrease in cash of $25.5 million resulting from an increase in accounts receivable (including unbilled revenue) of $9.9 million in 2013 compared to a decrease of $15.6 million in 2012, primarily due to an increase in 2013 revenue and an increase in the DSO (days sales outstanding) to 29 days in 2013 from 28 days in 2012, and a decrease in cash of $8.6 million resulting from an increase in inventory of $9.4 million in 2013 compared to an increase of $0.8 million in 2012, primarily due to an increase in 2013 revenue and an increase in the days of inventory on hand to 63 days in 2013 from 61 days in 2012.

Net cash used in investing activities for the fiscal year ended December 28, 2013 was $18.1 million, representing a decrease of $64.3 million compared to the $82.4 million of net cash used in investing activities for the fiscal year ended December 29, 2012. This decrease in net cash used in investing activities was primarily due to a decrease in cash paid for acquisitions and strategic investments of $78.5 million, with a strategic investment of $2.0 million in the preferred shares of InTouch Technologies, Inc. in 2013 compared to $74.5 million paid for the acquisition of Evolution Robotics and $6.0 million paid for the purchase of the preferred shares of InTouch Technologies, Inc. in 2012. This decrease was partially offset by cash used in the net purchase of marketable securities of $9.9 million in 2013 compared to the net sale of marketable securities of $4.9 million in 2012.
Net cash provided by financing activities for the fiscal year ended December 28, 2013 was $14.8 million, an increase of $9.8 million compared to the $5.0 million of net cash provided by financing activities for the fiscal year ended December 29, 2012. The increase is due primarily to an increase in the proceeds from stock option exercises of $9.3 million.
Comparison of Years Ended December 29, 2012 and December 31, 2011
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
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 28, 2013, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of December 28, 2013, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 28, 2013, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
We have an unsecured revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.
We pay a fee on outstanding letters of credit issued under the credit facility of up to 1.5% per annum of the outstanding letters of credit. The maturity date for letters of credit issued under the credit facility must be no later than 365 days following the maturity date of the credit facility.
As of December 28, 2013, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of December 28, 2013, we were in compliance with all covenants under the revolving letter of credit facility.
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

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 28, 2013:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$3,396	$6,025	$4,766	$3,177	$17,364
Minimum contractual payments	2,885	—	—	—	2,885
Other obligations	203	102	—	—	305
Total	$6,484	$6,127	$4,766	$3,177	$20,554

Our minimum contractual obligations consist of obligations to key component suppliers for our home robots, which payments are incurred in the ordinary course of business. Other obligations consist of advertising agreements for corporate branding.
At December 28, 2013, we had outstanding purchase orders aggregating approximately $93.2 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.

Off-Balance Sheet Arrangements
As of December 28, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance was effective prospectively for us for annual and interim periods beginning January 1, 2013. The impact of these amendments on our consolidated financial statements was not material.
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

Interest Rate Sensitivity
At December 28, 2013, we had unrestricted cash and cash equivalents of $165.4 million and short term investments of $22.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 28, 2013, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At December 28, 2013, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 18, 2014

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$165,404	$126,770
Short term investments	21,954	12,430
Accounts receivable, net of allowance of $67 and $111 at December 28, 2013 and December 29, 2012, respectively	39,348	29,413
Unbilled revenue	856	1,196
Inventory	46,107	36,965
Deferred tax assets	20,144	19,266
Other current assets	6,848	8,853
Total current assets	300,661	234,893
Property and equipment, net	23,661	24,953
Deferred tax assets	10,095	8,792
Goodwill	48,751	48,951
Intangible assets, net	22,668	28,224
Other assets	10,501	8,500
Total assets	$416,337	$354,313
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,344	$42,515
Accrued expenses	14,880	13,642
Accrued compensation	19,606	11,864
Deferred revenue and customer advances	5,085	6,257
Total current liabilities	80,915	74,278
Long term liabilities	4,733	4,218
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 28,935,253 and 27,781,659 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	289	278
Additional paid-in capital	227,175	199,903
Retained earnings	103,078	75,437
Accumulated other comprehensive income	147	199
Total stockholders’ equity	330,689	275,817
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$416,337	$354,313
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands, except per share amounts)
Revenue:
Product revenue	$477,444	$418,550	$426,525
Contract revenue	9,957	17,694	38,975
Total revenue	487,401	436,244	465,500
Cost of revenue:
Cost of product revenue(1)	$262,224	234,102	240,930
Cost of contract revenue	4,023	7,794	16,917
Total cost of revenue	266,247	241,896	257,847
Gross margin	221,154	194,348	207,653
Operating expenses:
Research and development(1)	63,649	57,066	60,100
Selling and marketing(1)	71,529	66,412	50,477
General and administrative(1)	53,358	45,698	43,753
Total operating expenses	188,536	169,176	154,330
Operating income	32,618	25,172	53,323
Other income (expense), net	(203)	435	218
Income before income taxes	32,415	25,607	53,541
Income tax expense	4,774	8,310	13,350
Net income	$27,641	$17,297	$40,191
Net income per share
Basic	$0.97	$0.63	$1.50
Diluted	$0.94	$0.61	$1.44
Number of shares used in per share calculations
Basic	28,495	27,577	26,712
Diluted	29,354	28,301	27,924
 __________________________

(1)	Stock-based compensation recorded in fiscal 2013, 2012, and 2011 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Cost of product revenue	$700	$889	$1,069
Research and development	2,700	1,904	1,349
Selling and marketing	1,246	808	724
General and administrative	8,763	7,382	5,642
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Net income, as reported	$27,641	$17,297	$40,191
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	(52)	48	71
Total comprehensive income	$27,589	$17,345	$40,262
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at January 1, 2011	25,844,840	$258	$156,620	$17,949	$80	$174,907
Issuance of common stock for exercise of stock options	1,232,721	13	13,388			13,401
Vesting of restricted stock units	167,875	1	(1)			—
Tax benefit of excess stock based compensation deduction			6,370			6,370
Amortization of deferred compensation relating to stock options and restricted stock			8,784			8,784
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(28,881)		(928)			(928)
Unrealized gain/(loss) on short term investment					71	71
Directors' deferred compensation			162			162
Net income				40,191		40,191
Balance at December 31, 2011	27,216,555	$272	$184,395	$58,140	$151	$242,958
Issuance of common stock for exercise of stock options	390,956	4	4,322			4,326
Conversion of deferred compensation	823	—	—			—
Vesting of restricted stock units	204,053	2	(2)			—
Tax benefit of excess stock based compensation deduction			902			902
Amortization of deferred compensation relating to stock options and restricted stock			10,983			10,983
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(30,728)		(784)			(784)
Unrealized gain/(loss) on short term investment					48	48
Directors' deferred compensation			87			87
Net income				17,297		17,297
Balance at December 29, 2012	27,781,659	$278	$199,903	$75,437	$199	$275,817
Issuance of common stock for exercise of stock options	840,951	8	13,621			13,629
Conversion of deferred compensation	9,780	—	—			—
Vesting of restricted stock units	348,141	3	(3)			—
Tax benefit of excess stock based compensation deduction			1,413			1,413
Amortization of deferred compensation relating to stock options and restricted stock			13,409			13,409
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(45,278)		(1,212)			(1,212)
Unrealized gain/(loss) on short term investment					(52)	(52)
Directors' deferred compensation			44			44
Net income				27,641		27,641
Balance at December 28, 2013	28,935,253	$289	$227,175	$103,078	$147	$330,689
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$27,641	$17,297	$40,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,169	11,672	10,312
Loss on disposal of property and equipment	189	1,332	599
Goodwill and intangible assets impairment	1,988	—	—
Stock-based compensation	13,409	10,983	8,784
Deferred income taxes, net	(768)	(3,763)	6,154
Tax benefit of excess stock based compensation deductions	(2,406)	(1,445)	(6,917)
Non-cash director deferred compensation	44	87	162
Changes in operating assets and liabilities — (use) source
Accounts receivable	(9,935)	15,560	(9,282)
Unbilled revenue	340	1,166	1,650
Inventory	(9,365)	(807)	(3,929)
Other assets	1,980	(2,892)	(1,843)
Accounts payable	(1,743)	(8,684)	9,717
Accrued expenses	1,255	(656)	1,421
Accrued compensation	7,751	(6,106)	52
Deferred revenue	(1,172)	4,730	(2,007)
Long term liabilities	515	(613)	671
Net cash provided by operating activities	41,892	37,861	55,735
Cash flows from investing activities:
Additions of property and equipment	(6,829)	(6,770)	(13,011)
Change in other assets	(2,000)	(6,000)	—
Purchase of Evolution Robotics, Inc., net of cash received	—	(74,530)	—
Purchase of investments	(17,946)	(5,086)	(9,189)
Sales of investments	8,044	10,000	5,000
Proceeds from sale of assets	650	—	—
Net cash used in investing activities	(18,081)	(82,386)	(17,200)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(1,212)	(784)	(928)
Proceeds from stock option exercises	13,629	4,326	13,401
Tax benefit of excess stock based compensation deductions	2,406	1,445	6,917
Net cash provided by financing activities	14,823	4,987	19,390
Net increase (decrease) in cash and cash equivalents	38,634	(39,538)	57,925
Cash and cash equivalents, at beginning of period	126,770	166,308	108,383
Cash and cash equivalents, at end of period	$165,404	$126,770	$166,308
Supplemental disclosure of cash flow information
Cash paid for income taxes	$7,235	$11,663	$8,046
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	223	—	—
Additions of property and equipment included in accounts payable	572	—	—
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
Reorganization
In fiscal year 2012, the Company initiated a reorganization that resulted in, among other things, the centralization of all of the Company's engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, the Company reviewed the financial statement classification of its costs and expenses. As a result of this review, the Company decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of the Company's financial performance. As part of this review, the Company also evaluated the impact of the reorganization on its segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. Although the classification of certain expenses on the income statement has changed in fiscal year 2013 as compared to prior periods, the Company recast the financial results of prior periods in a manner consistent with the fiscal year 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statements of income for the years ended December 29, 2012 and December 31, 2011 included herein conform to the fiscal year 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
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
Use of Estimates
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, inventory reserves, valuation of investments, valuation of goodwill and intangible assets, assumptions used in valuing stock-based compensation instruments and income taxes. The Company bases these estimates on historical and anticipated results, and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
Fiscal Year-End
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 28, 2013 and December 29, 2012, cash equivalents were comprised of money market funds totaling $101.4 million and $88.1 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 28, 2013 and December 29, 2012, investments consisted of:

	December 28, 2013		December 29, 2012
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate and government bonds	$22,134	$21,954	$12,980	$12,430
Total short term investments	$22,134	$21,954	$12,980	$12,430
As of December 28, 2013, the Company’s investments had maturity dates ranging from November 2014 to March 2017. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.
Revenue Recognition
The Company derives its revenue from product sales and, to a lesser extent, government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold by domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments to revenue recognized based on estimated final billing rates. As of December 28, 2013, fiscal year 2007 is under audit by DCAA, and fiscal years 2008 through 2013 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$111	$87	$88
Provision	—	37	—
Deduction(*)	(44)	(13)	(1)
Balance at end of period	$67	$111	$87
_____________________

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$6,608	$2,568	$2,836
Provision	1,571	5,101	411
Deduction(*)	(2,899)	(1,061)	(679)
Balance at end of period	$5,280	$6,608	$2,568
 ___________________________

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

Property and Equipment
Property and equipment are recorded at cost and consist primarily of computer equipment, leasehold improvements, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The Company completes the annual impairment evaluation during the fourth quarter each year.

Research and Development
Costs incurred in the research and development of the Company’s products, classified as cost of contract and research and development, are expensed as incurred.
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At December 28, 2013 and December 29, 2012, the Company had $8.2 million and $8.3 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.9 million, $1.0 million and $0.9 million of amortization expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 28, 2013, two customers accounted for a total of 37% of the Company's accounts receivable balance, each of which was greater than 10% of the balance and each of whom secured their balance with guaranteed letters of credit. At December 29, 2012, three customers accounted for a total of 55% of the Company’s accounts receivable balance, each of which

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was greater than 10% of the balance. Two of the customers accounting for 36% of the Company’s accounts receivable balance secured their balance with guaranteed letters of credit. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, revenue from U.S. federal government orders, contracts and subcontracts, represented 6.2%, 15.1% and 36.1% of total revenue, respectively. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company generated an aggregate of 33.2%, 30.6% and 23.6%, respectively, of total revenue from its home robots distributor in Japan and a network of affiliated European distributors of its home robots.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 28, 2013, December 29, 2012 and December 31, 2011 advertising expense totaled $38.2 million, $34.9 million and $20.4 million, respectively.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$27,641	$17,297	$40,191
Weighted-average shares outstanding	28,495	27,577	26,712
Dilutive effect of employee stock options and restricted shares	859	724	1,212
Diluted weighted average shares outstanding	29,354	28,301	27,924
Basic income per share	$0.97	$0.63	$1.50
Diluted income per share	$0.94	$0.61	$1.44
Potentially dilutive securities representing approximately 0.7 million, 0.8 million and 0.4 million shares of common stock for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. Though the statute of limitations is closed for years prior to 2010, the IRS has completed and closed its examination for all fiscal periods prior to 2011. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2009. The Company's tax returns are currently under examination by certain states for the years 2009, 2010 and 2011. Federal carryforward attributes that were generated prior to fiscal year 2011, and state carryforward attributes that were generated prior to fiscal year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2012, as part of the Company's acquisition accounting for the acquisition of Evolution Robotics, Inc., the Company recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc. In fiscal 2013, the deferred tax asset and related valuation allowance were reduced by $0.6 million based on the final computation of certain pre-acquisition state tax attributes of Evolution Robotics, Inc. At December 28, 2013, the Company maintains a net valuation allowance of $2.1 million.
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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at December 28, 2013, were as follows:

	Fair Value Measurements as of
	December 28, 2013
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$101,441	$—	$—
Corporate and government bonds	—	21,954	—
Total assets measured at fair value	$101,441	$21,954	$—

The Company’s financial assets measured at fair value on a recurring basis at December 29, 2012, were as follows:

	Fair Value Measurements as of
	December 29, 2012
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$88,144	$—	$—
Corporate bonds	—	12,430	—
Total assets measured at fair value	$88,144	$12,430	$—
In each table above, the bond investments are valued based on observable market values as of the Company’s reporting date and are included in Level 2. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investments are included in short term investments in its consolidated balance sheets.
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

3.	Inventory
Inventory consists of the following at:

	December 28, 2013	December 29, 2012
	(In thousands)
Raw materials	$8,520	$8,849
Work in process	—	60
Finished goods	37,587	28,056
	$46,107	$36,965

4.	Property and Equipment
Property and equipment consists of the following at:

	December 28, 2013	December 29, 2012
	(In thousands)
Computer and equipment	$13,715	$16,086
Furniture	1,845	2,762
Machinery	3,705	3,391
Tooling	12,228	10,147
Leasehold improvements	15,983	15,758
Business applications software	8,162	8,273
	55,638	56,417
Less: accumulated depreciation	31,977	31,464
	$23,661	$24,953
Depreciation expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $8.1 million, $9.9 million, and $9.0 million, respectively.

5.	Other Assets
Other assets consists of the following at:

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 28, 2013	December 29, 2012
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	6,000
	$10,501	$8,500
In November 2007, the Company recorded an investment of $2.5 million in a series of preferred stock of Advanced Scientific Concepts, Inc. In January 2012, the Company recorded an investment of $6.0 million in a series of preferred stock of InTouch Technologies, Inc. ("InTouch"). In January 2013, the Company recorded an additional investment of $2.0 million of preferred stock of InTouch, bringing its total investment to $8.0 million. These investments are accounted for at cost. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time. Since the Company believes the fair value of its investments is greater than the carrying value of its investments, it has not impaired these investments.

6.	Accrued Expenses
Accrued expenses consist of the following at:

	December 28, 2013	December 29, 2012
	(In thousands)
Accrued warranty	$6,497	$6,057
Accrued direct fulfillment costs	1,362	999
Accrued sales tax	831	719
Accrued rent	726	696
Accrued sales commissions	539	475
Accrued contractors	509	196
Accrued other	4,416	4,500
	$14,880	$13,642

Accrued compensation consists of the following at:

	December 28, 2013	December 29, 2012
	(In thousands)
Accrued bonus	$13,002	$5,186
Accrued other compensation	6,604	6,678
	$19,606	$11,864

7.	Revolving Line of Credit
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 28, 2013, the total amount available for borrowing under its credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender's base rate. The lender's base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender's prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.

As of December 28, 2013, the Company had no borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 28, 2013, the Company was in compliance with all covenants under its credit facility.

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
On February 25, 2013, the Company announced a stock repurchase program. Under the program, the Company may purchase up to $25 million of its common stock from March 28, 2013 to March 27, 2014. The Company had made no repurchases under the program as of December 28, 2013.

9.	Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under four stock incentive plans: the 1994 Stock Option Plan (the “1994 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 1994 Plan, the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 28, 2013, there were 4,003,676 shares available for future grant under the 2005 Plan.
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
The Company recognized $4.8 million of stock-based compensation expense during the fiscal year ended December 28, 2013 for stock options. The unamortized fair value as of December 28, 2013 associated with these grants was $7.2 million with

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a weighted-average remaining recognition period of 2.44 years. The Company expects to recognize associated stock-based compensation expense of $3.5 million, $2.1 million, $1.4 million and $0.2 million in 2014, 2015, 2016 and 2017, respectively.
The fair value of each option grant for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Risk-free interest rate	0.90% — 1.77%	0.63% — 0.90%	0.83% — 2.24%
Expected dividend yield	—	—	—
Expected life	4.03 — 4.21 years	4.12 — 4.18 years	4.11 — 4.31 years
Expected volatility	54.0% — 58.0%	63.0% — 64.0%	61.0% — 63.0%
The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The dividend yield is zero based upon the fact the Company has never paid and has no present intention to pay cash dividends. The Company utilizes company specific historical data for purposes of establishing expected volatility and expected term.
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $11.17, $13.23 and $16.55, respectively.

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2011	3,657,035	$13.40
Granted	349,650	33.27
Exercised	(1,232,721)	10.87
Canceled	(212,672)	15.37
Outstanding at December 31, 2011	2,561,292	$17.17
Granted	547,948	19.70
Exercised	(390,956)	11.07
Canceled	(214,617)	21.91
Outstanding at December 29, 2012	2,503,667	$18.27
Granted	293,325	24.60
Exercised	(840,951)	16.21
Canceled	(185,666)	22.16
Outstanding at December 28, 2013	1,770,375	$19.89	3.99 years	$27.5 million
Vested and expected to vest at December 28, 2013	1,718,644	$19.78	3.93 years	$26.9 million
Exercisable as of December 28, 2013	1,069,247	$18.04	2.90 years	$18.6 million
Weighted average fair value of options granted during the fiscal year ended December 28, 2013		$11.17
Options available for future grant at December 28, 2013	4,003,676
 _________________________

(1)
The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 28, 2013 of $35.41 and the exercise price of the underlying option.

During fiscal years 2013, 2012, and 2011, the total intrinsic value of stock options exercised was $12.1 million, $6.2 million and $25.4 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.33 - $ 7.76	207,041	4.11 years	$5.65	157,154	$6.00
8.10 - 14.13	137,474	1.97	13.04	137,474	13.04
14.52 - 14.52	246,122	3.13	14.52	200,541	14.52
14.54 - 18.47	270,991	3.98	17.62	166,930	17.09
18.61 - 22.20	100,970	2.24	20.62	89,246	20.72
22.86 - 22.86	221,657	6.07	22.86	4,107	22.86
24.00 - 25.99	244,975	3.82	24.86	146,955	24.50
26.59 - 33.48	293,345	4.38	30.77	164,308	31.37
33.72 - 34.67	43,300	6.57	33.98	—	—
35.96 - 35.96	4,500	4.51	35.96	2,532	35.96
$ 2.33 - $35.96	1,770,375	3.99 years	$19.89	1,069,247	$18.04
The table below summarizes activity relating to restricted stock awards:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	5,582	$16.03
Granted
Vested	(5,582)	16.03
Forfeited
Outstanding at December 31, 2011	—	$—
Granted
Vested	—	—
Forfeited
Outstanding at December 29, 2012	—	$—
Granted
Vested	—	—
Forfeited
Outstanding at December 28, 2013	—	$—

During the fiscal year ended December 28, 2013, the Company recognized $0.0 million of stock based compensation expense associated with restricted stock awards. As of December 28, 2013, the unamortized fair value of all restricted stock awards was $0.0 million.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	570,077	$15.14
Granted	282,744	32.08
Vested	(168,041)	15.31
Forfeited	(77,275)	16.73
Outstanding at December 31, 2011	607,505	$22.77
Granted	685,529	24.62
Vested	(204,053)	21.24
Forfeited	(147,951)	25.07
Outstanding at December 29, 2012	941,030	$24.09
Granted	521,056	25.87
Vested	(348,141)	22.57
Forfeited	(186,291)	24.91
Outstanding at December 28, 2013	927,654	$25.50
During the fiscal year ended December 28, 2013, the Company recognized $8.6 million of stock based compensation expense associated with restricted stock units. As of December 28, 2013, December 29, 2012 and December 31, 2011, the unamortized fair value of all restricted stock units was $17.5 million, $17.9 million and $11.7 million, respectively. The Company expects to recognize associated stock-based compensation expense of $7.6 million, $5.3 million, $3.6 million and $1.0 million in 2014, 2015, 2016 and 2017, respectively.

10.	Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Current
Federal	$6,363	$12,540	$10,088
State	1,124	473	1,600
Foreign	41	(8)	196
Total current tax provision	7,528	13,005	11,884
Deferred
Federal	(2,026)	(4,003)	2,166
State	(728)	(692)	(700)
Total deferred tax provision	(2,754)	(4,695)	1,466
Total income tax provision	$4,774	$8,310	$13,350
In certain jurisdictions, an insignificant provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries that the Company expects to distribute in 2014. In other jurisdictions, for the remaining undistributed earnings of non-U.S. subsidiaries, no provision has been made for deferred taxes as these earnings have been indefinitely reinvested. As of December 28, 2013, a deferred tax liability has not been established for approximately $0.4 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable and such amount would not be material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows:

	December 28, 2013	December 29, 2012
	(In thousands)
Net deferred tax assets
Current deferred tax assets
Reserves and accruals	$18,554	$17,273
Stock-based compensation	556	1,784
Net operating loss carryforwards	2,470	2,470
Foreign tax credits	105	133
Valuation allowance	(1,100)	(1,390)
Total current deferred tax assets	20,585	20,270
Non-current deferred tax assets
Reserves and accruals	715	182
Tax credits	5,737	4,780
Fixed assets	1,308	280
Stock-based compensation	4,957	4,851
Net operating loss carryforwards	6,587	9,664
Valuation allowance	(990)	(1,301)
Total non-current deferred tax assets	18,314	18,456
Current deferred tax liabilities
Prepaids	441	649
Total current deferred tax liabilities	441	649
Non-current deferred tax liabilities
Intangible assets	8,219	10,019
Total non-current deferred tax liabilities	8,219	10,019
Total net deferred tax assets	$30,239	$28,058
In fiscal 2012, as part of the Company's acquisition accounting for the acquisition of Evolution Robotics, Inc., the Company recorded a valuation allowance of $2.7 million related to certain state tax attributes of Evolution Robotics, Inc. In fiscal 2013, the deferred tax asset and related valuation allowance were reduced by $0.6 million based on the final computation of certain pre-acquisition state tax attributes of Evolution Robotics, Inc. At December 28, 2013, the Company has a total net valuation allowance of $2.1 million.
The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Additions Charged to Goodwill	Deductions	Balance at End of Period
	(In thousands)
December 31, 2011	$—	—	—	—	$—
December 29, 2012	$—	—	2,691	—	$2,691
December 28, 2013	$2,691	—	—	601	$2,090
The net deferred tax assets after valuation allowance as of December 28, 2013 and December 29, 2012 were $30.2 million and $28.1 million, respectively.
As of December 28, 2013, the Company has net operating loss carryforwards available to offset future federal and state taxes of $45.0 million, research and development credit carryforwards available to offset future federal and state taxes of $8.9 million and investment tax credit carryforwards to offset future state taxes of $0.6 million, which expire at various dates from 2016 to 2033. As of December 29, 2012, the Company had net operating loss carryforwards available to offset future federal and state taxes of $62.9 million, research and development credit carryforwards available to offset future federal and state taxes

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $7.4 million, and investment tax credit carryforwards to offset future state taxes of $0.6 million, which expire at various dates from 2013 to 2032. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of December 28, 2013, the Company has $45.0 million of net operating loss carryforwards and $2.2 million of federal and state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383, respectively, of the Internal Revenue Code. However, these limitations are not expected to cause any of these net operating loss carryforwards or federal and state research and development credits to expire unused.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Expected federal income tax	$11,345	$8,962	$18,739
Miscellaneous permanent items	405	338	(13)
State taxes (net of federal benefit)	867	497	543
Federal and state credits	(3,909)	(418)	(3,283)
Domestic production activities deduction	(1,168)	(1,100)	(2,695)
Other	(70)	31	59
Settlement of uncertain tax positions	(2,696)	—	—
	$4,774	$8,310	$13,350

A summary of the Company’s adjustments to its gross unrecognized tax benefits, inclusive of interest, in the current year is as follows:

Fiscal Year Ended
December 28, 2013
Balance at beginning of period	$4,469
Increase for tax positions related to the current year	355
Increase for tax positions related to prior years	490
Decreases for settlements with applicable taxing authorities	(2,696)
Decreases for lapses of statute of limitations	—
Balance at end of period	$2,618

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 28, 2013, December 29, 2012 and December 31, 2011, there were no material amounts related to accrued interest or penalties. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $0.7 million. If all of our unrecognized tax benefits as of December 28, 2013 were to become recognizable in the future, we would record a $1.9 million benefit to the income tax provision, reflective of federal benefit on state items.
Included in the Company’s state tax credit carryforwards as of December 28, 2013 and December 29, 2012 were unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $0.5 million and $0.5 million, respectively, which will be credited to additional paid-in capital when they reduce income taxes payable. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at December 28, 2013 and December 29, 2012.
The Company follows the with and without approach for direct and indirect effects of windfall tax deductions.

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
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal 2013, 2012 and 2011 amounted to $5.3 million, $4.4 million, and $4.1 million, respectively. Future minimum rental payments under operating leases were as follows as of December 28, 2013:

Operating Leases
2013	$3,396
2014	3,363
2015	2,662
2016	2,383
2017	2,383
Thereafter	3,177
Total minimum lease payments	$17,364
Outstanding Purchase Orders
At December 28, 2013, we had outstanding purchase orders aggregating approximately $93.2 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s software. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 28, 2013 and December 29, 2012, respectively.

Government Contract Contingencies
Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 28, 2013, fiscal year 2007 is under audit by DCAA, and fiscal years 2008 through 2013 are open for audit by DCAA.
Warranty

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$6,057	$10,306	$9,284
Provision (*)	1,744	(1,682)	4,091
Warranty usage(**)	(1,304)	(2,567)	(3,069)
Balance at end of period	$6,497	$6,057	$10,306
 __________________________________

(*)
During 2012, the Company recorded favorable adjustments relating to reductions in its international warranty accrual for our home robots business related to our sustained improvements in product quality, resulting in a net credit for its 2012 warranty provision.

(**)	Warranty usage includes costs incurred for warranty obligations.

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
The Company elected to make a matching contribution of approximately $1.5 million, $1.7 million and $1.7 million for the plan years ended December 28, 2013, December 29, 2012 and December 31, 2011 (“Plan-Year 2013,” “Plan-Year 2012” and “Plan-Year 2011”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2013, Plan-Year 2012 and Plan-Year 2011 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2013 is included in accrued compensation in the accompanying consolidated balance sheet.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Revenue	$445,469	$482,850
Net Income	8,723	31,778
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

14.	Goodwill and other intangible assets
The carrying amount of the goodwill at December 28, 2013 is $48.8 million. $41.0 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million (net of a subsequent write-down of $0.2 million) resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
During the second quarter of 2013, the Company decided to refocus its funded research activities. The Company considered this decision to be an impairment indicator, requiring an interim impairment test within the research reporting unit. The Company performed an impairment assessment using the income approach, and determined that goodwill was impaired. The Company recorded an impairment loss of $0.2 million within general and administrative expenses during the fiscal year ended December 28, 2013.
In the fourth quarter of 2013, the Company completed its annual goodwill impairment test. The first step of the two-step impairment test, which involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill, was completed, and the Company did not identify any additional goodwill impairment.
Other intangible assets include the value assigned to completed technology, research contracts, and trade names. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.
Intangible assets at December 28, 2013 and December 29, 2012 consisted of the following:

	December 28, 2013				December 29, 2012
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$30,600	$6,202	1,788	$22,610	$30,600	$2,468	$28,132
Research contracts	100	100	—	—	100	100	—
Tradename	800	742	—	58	800	708	92
Total	$31,500	$7,044	$1,788	$22,668	$31,500	$3,276	$28,224
As part of the Company's decision during 2013 to refocus its funded research activities, the Company decided to no longer pursue certain research contracts in which completed technology acquired as part of the acquisition of Nekton Research, LLC was utilized. As a result, the Company performed an impairment assessment of the associated intangible asset using the income approach, and recorded an impairment loss of $1.8 million within general and administrative expenses during the fiscal year ended December 28, 2013.
Amortization expense related to acquired intangible assets was $3.8 million, $1.2 million, and $0.9 million for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
2014	$3,522
2015	3,482
2016	3,457
2017	3,457
2018	3,457
Total	$17,375

15.	Restructuring charges

In 2013, 2012 and 2011, the Company incurred restructuring charges of $3.3 million. $3.7 million, and $1.0 million, respectively. The restructuring charges incurred in 2013 primarily related to a $1.8 million write-down of an intangible asset, costs associated with the closing of its San Luis Obispo, California office and severance-related costs. The restructuring charges incurred in 2012 and 2011 primarily consisted of cost reductions in its defense and security business unit in 2012 and 2011, which resulted in workforce reductions and the write-off of certain inventory and fixed assets.
The activity for the restructuring programs is presented below:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$197	$—	—
Charges	3,296	3,679	1,015
Utilization	(2,818)	(3,482)	(1,015)
Balance at end of period	$675	$197	$—

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Revenue:
Home Robots	$427,853	$356,805	$278,551
Defense & Security Robots	50,003	70,948	175,119
Other	9,545	8,491	11,830
Total revenue	487,401	436,244	465,500
Cost of revenue:
Home Robots	217,011	174,756	151,299
Defense & Security Robots	24,975	40,468	81,797
Other	24,261	26,672	24,751
Total cost of revenue	266,247	241,896	257,847
Gross margin:
Home Robots	210,842	182,049	127,252
Defense & Security Robots	25,028	30,480	93,322
Other	(14,716)	(18,181)	(12,921)
Total gross margin	221,154	194,348	207,653
Research and development	63,649	57,066	60,100
Selling and marketing	71,529	66,412	50,477
General and administrative	53,358	45,698	43,753
Other income (expense), net	(203)	435	218
Income before income taxes	$32,415	$25,607	$53,541
As of December 28, 2013, goodwill of $41.0 million and purchased intangible assets, net of $22.6 million recorded in conjunction with the acquisition of Evolution Robotics, Inc. in October 2012 are directly associated with the home robots business unit. Goodwill of $7.7 million and purchased intangible assets, net of $0.03 million recorded in conjunction with the acquisition of Nekton in September 2008 are directly associated with the defense and security business unit. Other long lived assets are not directly attributable to individual business segments.

Geographic Information
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, sales to non-U.S. customers accounted for 59.5%, 57.3% and 45.5% of total revenue, respectively.
Significant Customers
For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, U.S. federal government orders, contracts and subcontracts accounted for 6.2%, 15.1% and 36.1% of total revenue, respectively. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 approximately 75.3%, 75.4% and 74.0%, respectively, of our home robot product revenue resulted from sales to 15 customers. For the fiscal years ended December 28, 2013 and December 29, 2012, the Company generated an aggregate of 33.2% and 30.6%, respectively, of its total revenue from its home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of the Company's home robots.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(In thousands, except per share amounts)
Revenue	$97,807	$111,445	$126,298	$100,694	$106,195	$130,362	$124,501	$126,343
Gross margin	38,552	52,816	58,476	44,504	46,558	61,605	54,061	58,930
Net income (loss)	653	7,375	15,207	(5,938)	8,355	8,294	7,804	3,188
Diluted earnings (loss) per share	$0.02	$0.26	$0.54	$(0.21)	$0.29	$0.28	$0.26	$0.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 28, 2013, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Glen Weinstein, Executive Vice President and Chief Legal Officer, and Alison Dean, Executive Vice President and Chief Financial Officer) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 28, 2013.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 28, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 28, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 28, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 28, 2013.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 28, 2013 and December 29, 2012
Consolidated Statements of Income for the Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Comprehensive Income for the Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Stockholders’ Equity for the Years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Cash Flows for the Years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

10.5†
Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.6†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.7†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.8#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.9†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.10
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)

Exhibit Number	Description
10.11†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.12†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.13†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.14#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.15*	Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013
10.16*	Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 18, 2014
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Colin M. Angle and Alison Dean, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 18, 2014.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ JACQUES S. GANSLER	Director
Jacques S. Gansler

/s/ GAIL DEEGAN	Director
Gail Deegan

/s/ ANDREA GEISSER	Director
Andrea Geisser

/s/ GEORGE C. MCNAMEE	Director
George C. McNamee

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ PAUL J. KERN	Director
Paul J. Kern

/s/ PAUL SAGAN	Director
Paul Sagan

EXHIBIT INDEX

Exhibit Number	Description
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

10.5†
Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.6†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.7†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.8#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.9†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.10
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated by reference herein)

10.11†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.12†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.13†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.14#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.15*	Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013
10.16*	Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith