Form 10-Q
period 2014-03-29
IROBOT CORP
filed 2014-05-02
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER 001-36414
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 29, 2014 was 29,479,815.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 29, 2014

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 29, 2014	December 28, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$154,824	$165,404
Short term investments	30,540	21,954
Accounts receivable, net of allowance of $67 at March 29, 2014 and December 28, 2013	36,540	39,348
Unbilled revenue	931	856
Inventory	41,390	46,107
Deferred tax assets	19,950	20,144
Other current assets	10,436	6,848
Total current assets	294,611	300,661
Property and equipment, net	25,119	23,661
Deferred tax assets	10,433	10,095
Goodwill	48,751	48,751
Intangible assets, net	21,764	22,668
Other assets	10,501	10,501
Total assets	$411,179	$416,337
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,221	$41,344
Accrued expenses	13,563	14,880
Accrued compensation	7,744	19,606
Deferred revenue and customer advances	4,420	5,085
Total current liabilities	59,948	80,915
Long term liabilities	4,414	4,733
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,435,149 and 28,935,253 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	294	289
Additional paid-in capital	238,154	227,175
Retained earnings	108,358	103,078
Accumulated other comprehensive income	11	147
Total stockholders’ equity	346,817	330,689
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$411,179	$416,337
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$114,204	$106,195
Cost of revenue (1)	62,494	59,668
Gross margin	51,710	46,527
Operating expenses:
Research and development (1)	16,934	14,408
Selling and marketing (1)	14,532	10,697
General and administrative (1)	12,264	12,458
Total operating expenses	43,730	37,563
Operating income	7,980	8,964
Other income (expense), net	(187)	(96)
Income before income taxes	7,793	8,868
Income tax expense	2,513	513
Net income	$5,280	$8,355
Net income per share
Basic	$0.18	$0.30
Diluted	$0.18	$0.29
Number of shares used in calculations per share
Basic	29,189	27,930
Diluted	30,033	28,558
 __________________________

(1)	Total stock-based compensation recorded in the three months ended March 29, 2014 and March 30, 2013 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of revenue	$169	$118
Research and development	731	501
Selling and marketing	338	366
General and administrative	1,840	1,944
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$5,280	$8,355
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	(136)	12
Total comprehensive income	$5,144	$8,367
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$5,280	$8,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,142	3,284
(Gain)/loss on disposal of assets	(10)	182
Stock-based compensation	3,078	2,929
Deferred income taxes, net	1,912	(449)
Tax benefit of excess stock-based compensation deductions	(2,231)	(43)
Non-cash director deferred compensation	11	11
Changes in operating assets and liabilities — (use) source
Accounts receivable	2,808	2,133
Unbilled revenue	(75)	(1,056)
Inventory	4,080	4,805
Other assets	(3,588)	(983)
Accounts payable	(7,924)	(12,711)
Accrued expenses	(1,399)	379
Accrued compensation	(11,862)	(4,867)
Deferred revenue and customer advances	(665)	(2,628)
Long term liabilities	(319)	815
Net cash provided by (used in) operating activities	(7,762)	156
Cash flows from investing activities:
Additions of property and equipment	(2,177)	(1,077)
Change in other assets	—	(2,000)
Purchases of investments	(11,211)	(2,547)
Sales of investments	2,500	1,000
Net cash used in investing activities	(10,888)	(4,624)
Cash flows from financing activities:
Proceeds from stock option exercises	6,957	1,744
Income tax withholding payment associated with restricted stock vesting	(1,118)	(513)
Tax benefit of excess stock-based compensation deductions	2,231	43
Net cash provided by financing activities	8,070	1,274
Net decrease in cash and cash equivalents	(10,580)	(3,194)
Cash and cash equivalents, at beginning of period	165,404	126,770
Cash and cash equivalents, at end of period	$154,824	$123,576
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,284	$1,510
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$637	$—
Additions of property and equipment included in accounts payable	$1,373	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. iRobot has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
The accompanying unaudited financial data as of March 29, 2014 and for the three months ended March 29, 2014 and March 30, 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 18, 2014.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of March 29, 2014 and results of operations and cash flows for the periods ended March 29, 2014 and March 30, 2013 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of March 29, 2014, fiscal year 2007 is under audit by DCAA, and fiscal years 2008 through 2013 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation as expense ratably on a straight-line basis over the requisite service period, net of estimated forfeitures.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	(In thousands, except per share amounts)
	March 29, 2014	March 30, 2013
Net income	$5,280	$8,355
Weighted-average shares outstanding	29,189	27,930
Dilutive effect of employee stock options and restricted shares	844	628
Diluted weighted-average shares outstanding	30,033	28,558
Basic income per share	$0.18	$0.30
Diluted income per share	$0.18	$0.29

Restricted stock units and stock options representing approximately 0.1 million and 1.1 million shares of common stock for the three month periods ended March 29, 2014 and March 30, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. Though the statute of limitations is closed for fiscal years prior to 2010, the Internal Revenue Service ("IRS") has completed and closed its examination for all fiscal years prior to 2011. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2009. The Company's tax returns are currently under examination by certain states for the years 2009, 2010 and 2011. Federal carryforward attributes that were generated prior to fiscal year 2011, and state carryforward attributes that were generated prior to fiscal year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

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

The Company recorded a tax provision of $2.5 million and $0.5 million for the three month periods ended March 29, 2014 and March 30, 2013, respectively. The $2.5 million provision for the three month period ended March 29, 2014 resulted in an effective income tax rate of 32.2%. The $0.5 million provision for the three month period ended March 30, 2013 resulted in an effective income tax rate of 5.8%. The increase in the effective income tax rate from 5.8% for the three month period ended March 30, 2013 to 32.2% for the three month period ended March 29, 2014 was primarily due to legislation that was enacted in January 2013 that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit related to 2012 during the three month period ended March 30, 2013. In addition, the federal research and development tax credits expired at the end of 2013 and have not been enacted for 2014. Therefore, the effective income tax rate of 32.2% for the three month period ended March 29, 2014 does not include any benefit for the federal research and development tax credits.
The Company anticipates the settlement of state tax examinations may be finalized within the next twelve months and could result in a decrease in its unrecognized gross tax benefits of up to $0.7 million.
In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property.  These

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013.  The Company has analyzed the impact of these new regulations and they did not have a material impact on the Company's consolidated financial statements.
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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at March 29, 2014, were as follows:

	Fair Value Measurements as of March 29, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$95,258	$—	$—
Corporate and government bonds	—	30,540	—
Total assets measured at fair value	$95,258	$30,540	$—

The Company’s financial assets measured at fair value on a recurring basis at December 28, 2013, were as follows:

	Fair Value Measurements as of December 28, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$101,441	$—	$—
Corporate and government bonds	—	21,954	—
Total assets measured at fair value	$101,441	$21,954	$—
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The Company completes the annual impairment evaluation during the fourth quarter of each year.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This new guidance clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date.  This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.  The impact of this amendment on the Company’s consolidated financial statements was not material.
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

3. Inventory
Inventory consists of the following:

	March 29, 2014	December 28, 2013
	(In thousands)
Raw materials	$8,692	$8,520
Work in process	—	—
Finished goods	32,698	37,587
	$41,390	$46,107
4. Stock Option Plans
The Company has options outstanding under three stock incentive plans: the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 2004 Plan and the 2005 Plan, the “Plans”). All options that remained outstanding under the 1994 Stock Option Plan as of December 28, 2013 were exercised during the three month period ended March 29, 2014. The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of March 29, 2014, there were 5,031,694 shares available for future grant under the 2005 Plan.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
On March 7, 2014, the Company issued stock grants to certain employees, including executive officers. The annual merit grant to executive officers included stock options totaling 33,938 shares of the Company’s common stock, 59,433 time-based restricted stock units and 29,717 performance-based restricted stock units. Each of the stock options granted on March 7, 2014 have a per share exercise price of $43.35, the closing price of the Company’s common stock on NASDAQ on March 7, 2014.
5. Accrued Expenses
Accrued expenses consist of the following:

	March 29, 2014	December 28, 2013
	(In thousands)
Accrued warranty	$6,358	$6,497
Accrued sales tax	759	831
Accrued rent	720	726
Accrued direct fulfillment costs	670	1,362
Accrued accounting fees	323	181
Accrued contractors	298	509
Accrued sales commissions	247	539
Accrued other	4,188	4,235
	$13,563	$14,880

6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended March 29, 2014 and March 30, 2013 were $1.1 million and $1.0 million, respectively. Future minimum rental payments under operating leases were as follows as of March 29, 2014:

Operating Leases
(In thousands)
Remainder of 2014	$2,556
2015	3,363
2016	2,662
2017	2,383
2018	2,383
Thereafter	3,177
Total minimum lease payments	$16,524

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Outstanding Purchase Orders
At March 29, 2014, the Company had outstanding purchase orders aggregating approximately $106 million. The purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2014 and December 28, 2013, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Balance at beginning of period	$6,497	$6,057
Provision	1,133	404
Warranty usage(1)	(1,272)	(440)
Balance at end of period	$6,358	$6,021

(1)	Warranty usage includes costs incurred for warranty obligations.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Defense and Security
The Company’s defense and security robots business unit offers products to the U.S. Department of Defense through a small U.S. government-focused sales force and distributors, and to other North American and international entities through small domestic and international sales teams, as well as through North American and international distributors. The Company’s defense and security robots are used to increase warfighters', law enforcement, security forces and first responders' safety and productivity.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	(In thousands)
	March 29, 2014	March 30, 2013
Revenue:
Home Robots	$108,035	$92,699
Defense & Security	5,602	11,100
Other	567	2,396
Total revenue	114,204	106,195
Cost of revenue:
Home Robots	53,595	48,025
Defense & Security	3,518	5,825
Other	5,381	5,818
Total cost of revenue	62,494	59,668
Gross margin:
Home Robots	54,440	44,674
Defense & Security	2,084	5,275
Other	(4,814)	(3,422)
Total gross margin	51,710	46,527
Research and development	16,934	14,408
Selling and marketing	14,532	10,697
General and administrative	12,264	12,458
Other income (expense), net	(187)	(96)
Income before income taxes	$7,793	$8,868
Geographic Information
For the three months ended March 29, 2014 and March 30, 2013, sales to non-U.S. customers accounted for 60.8% and 59.6% of total revenue, respectively.
Significant Customers
For the three months ended March 29, 2014, the Company generated 20.0% and 13.1%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended March 30, 2013, the Company generated 21.9% and 10.2%, respectively, of total revenue from two of its international distributors of home robots products.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

8. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at March 29, 2014 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the Company's reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
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
Intangible assets at March 29, 2014 and December 28, 2013 consisted of the following:

	March 29, 2014				December 28, 2013
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$30,600	$7,098	$1,788	$21,714	$30,600	$6,202	1,788	$22,610
Research contracts	100	100	—	—	100	100	—	—
Tradename	800	750	—	50	800	742	—	58
Total	$31,500	$7,948	$1,788	$21,764	$31,500	$7,044	$1,788	$22,668
Amortization expense related to acquired intangible assets was $0.9 million and $1.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2014	$2,618
2015	3,482
2016	3,457
2017	3,457
2018	3,457
Thereafter	5,293
Total	$21,764

Other Assets
Other assets at March 29, 2014 and December 28, 2013 consisted of the following:

	March 29, 2014	December 28, 2013
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	8,001
	$10,501	$10,501

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

These investments are accounted for utilizing the cost method of accounting. The Company regularly monitors the investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company periodically evaluates whether or not an investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. If any such impairment is identified, a reduction in the carrying value of the investment would be recorded at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2013, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Ava, RP-VITA, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2013, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more. For over 20 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores, while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
As of March 29, 2014, we had 539 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three month period ended March 29, 2014, strong growth in our domestic and international markets for home robots products drove an increase in our home robots business unit revenue of 16.5%, as compared to the three month period ended March 30, 2013. This increase resulted primarily from broadened availability of our Roomba 800 series robot, as well as our continued investment in advertising.
Offsetting this increase was a decrease in our defense and security business unit revenue of 49.5% during the three month period ended March 29, 2014 as compared to the three month period ended March 30, 2013, driven by decreases in contract revenue related to the U.S. Army's Brigade Combat Team Modernization program, and decreases in sales of spare parts for our Packbot and Small Unmanned Ground Vehicle robots.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	100.0%	100.0%
Cost of revenue	54.7	56.2
Gross margin	45.3	43.8
Operating expenses
Research and development	14.8	13.6
Selling and marketing	12.7	10.1
General and administrative	10.8	11.7
Total operating expenses	38.3	35.4
Operating income	7.0	8.4
Other income (expense), net	(0.2)	—
Income before income taxes	6.8	8.4
Income tax expense	2.2	0.5
Net income	4.6%	7.9%
Comparison of Three Months Ended March 29, 2014 and March 30, 2013
Revenue

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
		(In thousands)
Total revenue	$114,204	$106,195	$8,009	7.5%
Total revenue for the three months ended March 29, 2014 increased to $114.2 million, or 7.5%, compared to $106.2 million for the three months ended March 30, 2013. Revenue increased approximately $15.3 million, or 16.5%, in our home robots business unit and decreased approximately $5.5 million, or 49.5%, in our defense and security robots business unit.

The $15.3 million increase in revenue from our home robots business unit for the three months ended March 29, 2014 was driven by a 10.5% increase in units shipped and a 5.7% increase in net average selling price as compared to the three months ended March 30, 2013. In the three months ended March 29, 2014, domestic home robots revenue increased $9.6 million, or 30.7%, and international home robots revenue increased $5.7 million, or 9.3%, as compared to the three months ended March 30, 2013. Total home robots shipped in the three months ended March 29, 2014 were 465 thousand units compared to 421 thousand units in the three months ended March 30, 2013. The increase in sales of our home robots, both domestically and internationally, resulted primarily from broadened availability of our Roomba 800 series robot, as well as our continued investment in advertising.
The $5.5 million decrease in revenue from our defense and security robots business unit for the three months ended March 29, 2014 was attributable to a $2.4 million decrease in defense and security product revenue and a $3.1 million decrease in contract revenue generated under research and development contracts. The $2.4 million decrease in defense and security product revenue resulted primarily from decreased sales of spare parts for our Packbot and Small Unmanned Ground Vehicle robots. The $3.1 million decrease in contract revenue was primarily due to a decrease in revenue related to the U.S. Army's Brigade Combat Team Modernization, or BCTM, program. Total defense and security robots shipped in the three months ended March 29, 2014 were 38 units compared to 18 units in the three months ended March 30, 2013, while net average selling price decreased from $108 thousand in the three months ended March 30, 2013 to $54 thousand in the three months ended March 29, 2014. The increase in the number of units shipped and the decrease in net average selling price resulted from increased sales of our lower-priced FirstLook robot in the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.
Cost of Revenue

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$62,494	$59,668	$2,826	4.7%
As a percentage of total revenue	54.7%	56.2%

Total cost of revenue increased to $62.5 million in the three months ended March 29, 2014, compared to $59.7 million in the three months ended March 30, 2013. Cost of revenue increased $5.6 million, or 11.6%, in our home robots business unit, and decreased $2.3 million, or 39.6%, in our defense and security business unit. Other cost of revenue decreased $0.4 million, or 7.5%. The increase in cost of revenue for the three months ended March 29, 2014 in our home robots business unit is primarily due to the 10.5% increase in home robots units shipped as compared to the three months ended March 30, 2013. The decrease in cost of revenue for the three months ended March 29, 2014 in our defense and security business unit resulted from the 49.5% decrease in revenue.
Gross Margin

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$51,710	$46,527	$5,183	11.1%
As a percentage of total revenue	45.3%	43.8%
Gross margin increased $5.2 million, or 11.1%, to $51.7 million (45.3% of revenue) in the three months ended March 29, 2014 from $46.5 million (43.8% of revenue) in the three months ended March 30, 2013. Gross margin as a percentage of revenue in the home robots business unit increased 2.2 percentage points, and gross margin as a percentage of revenue in the defense and security robots business unit decreased 10.3 percentage points. The 2.2 percentage point increase in the home robots business unit is attributable to the 5.7% increase in net average selling price, driven by the inclusion of the higher margin Roomba 800 series robot sales in the three months ended March 29, 2014. The 10.3 percentage point decrease in the defense and security business unit is attributable to the unfavorable overhead leverage associated with the 49.5% decrease in the defense and security robots business unit revenue in the three months ended March 29, 2014 compared to the three months ended March 30, 2013.

Research and Development

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total research and development	$16,934	$14,408	$2,526	17.5%
As a percentage of total revenue	14.8%	13.6%
Research and development expenses increased $2.5 million, or 17.5%, to $16.9 million (14.8% of revenue) in the three months ended March 29, 2014 from $14.4 million (13.6% of revenue) in the three months ended March 30, 2013. This increase is primarily attributable to increases in consultant and contractor costs of $1.1 million, and increased compensation costs of $0.7 million. The remaining increase of $0.7 million relates to increases in occupancy costs, recruiting fees and other office expenses.
Selling and Marketing

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$14,532	$10,697	$3,835	35.9%
As a percentage of total revenue	12.7%	10.1%
Selling and marketing expenses increased by $3.8 million, or 35.9%, to $14.5 million (12.7% of revenue) in the three months ended March 29, 2014 from $10.7 million (10.1% of revenue) in the three months ended March 30, 2013. This increase is primarily attributable to a $2.7 million increase in marketing expenses incurred during the three months ended March 29, 2014 as compared to the three months ended March 30, 2013, to support the recent launch of the Roomba 800 series robot, and our continued global marketing and branding efforts. Additionally, compensation costs increased $0.9 million for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.
General and Administrative

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$12,264	$12,458	$(194)	(1.6)%
As a percentage of total revenue	10.8%	11.7%
General and administrative expenses decreased by $0.2 million, or 1.6%, to $12.3 million (10.8% of revenue) in the three months ended March 29, 2014 from $12.5 million (11.7% of revenue) in the three months ended March 30, 2013. This decrease is primarily attributable to decreased compensation costs of $0.4 million, partially offset by increased legal expenses of $0.3 million in the three months ended March 29, 2014 as compared to the three months ended March 30, 2013. The increase in legal expenses relates to fees incurred in protecting our patents.
Other Income (Expense), Net

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total other income (expense), net	$(187)	$(96)	$(91)	94.8%
As a percentage of total revenue	(0.2)%	—%

Other income (expense), net, amounted to $(0.2) million and $(0.1) million for the three months ended March 29, 2014 and March 30, 2013, respectively. Other income (expense), net, for the three month periods ended March 29, 2014 and March 30, 2013 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended
	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$2,513	$513	$2,000	389.9%
As a percentage of pre-tax income	32.2%	5.8%
We recorded a tax provision of $2.5 million and $0.5 million for the three month periods ended March 29, 2014 and March 30, 2013, respectively. The $2.5 million provision for the three month period ended March 29, 2014 resulted in an effective income tax rate of 32.2%. The $0.5 million provision for the three month period ended March 30, 2013 resulted in an effective income tax rate of 5.8%. The increase in the effective income tax rate from 5.8% for the three month period ended March 30, 2013 to 32.2% for the three month period ended March 29, 2014 was primarily due to legislation that was enacted in January 2013 that included the extension of the federal research and development tax credits. The legislation retroactively reinstated research and development tax credits for 2012 and extended them through December 31, 2013. As a result, we recorded a discrete benefit related to 2012 during the three month period ended March 30, 2013. In addition, the federal research and development tax credits expired at the end of 2013 and have not been enacted for 2014. Therefore, the effective income tax rate of 32.2% for the three month period ended March 29, 2014 does not include any benefit for the federal research and development tax credits.
Liquidity and Capital Resources
At March 29, 2014, our principal sources of liquidity were cash and cash equivalents totaling $154.8 million, short-term investments of $30.5 million and accounts receivable of $36.5 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 29, 2014 and March 30, 2013, we spent $2.2 million and $1.1 million, respectively, on capital equipment.
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
The balance of cash and short-term investments of $185.4 million at March 29, 2014 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of March 29, 2014, we did not have any borrowings outstanding under our working capital line of credit and had $1.6 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Net cash used in operating activities for the three months ended March 29, 2014 was $7.8 million, compared to the $0.2 million of net cash provided by operating activities for the three months ended March 30, 2013. The net cash used in operating activities was primarily driven by a decrease in cash of $7.0 million resulting from a decrease in accrued compensation of $11.9 million in 2014 compared to a decrease of $4.9 million in 2013 as a result of a larger pay-out of incentive compensation in 2014, a decrease in cash of $3.1 million resulting from net income of $5.3 million in 2014 compared to net income of $8.4 million in 2013, a decrease in cash of $2.2 million resulting from an increase in the adjustment to net income to reclassify the tax benefit of excess stock-based compensation deductions from operating activities to financing activities of $2.2 million in 2014 compared to $43 thousand in 2013, a decrease in cash of $0.7 million resulting from a decrease in inventory of $4.1 million in 2014 compared to a decrease of $4.8 million in 2013, offset by an increase in cash of $3.0 million resulting from a decrease in accounts payable and accrued expenses of $9.3 million in 2014 compared to a decrease of $12.3 million in 2013 as a result of normal purchasing and vendor payment activities, and an increase in cash of $2.0 million resulting from an increase in deferred revenue and customer advances of $0.7 million in 2014 compared to an increase of $2.6 million in 2013 as a result of normal fluctuations in prepayments received from customers in advance of product shipments.

Net cash used in investing activities for the three months ended March 29, 2014 was $10.9 million, an increase of $6.3 million compared to the $4.6 million of net cash used in investing activities for the three months ended March 30, 2013. Capital additions were $2.2 million and $1.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Cash used for strategic investments was zero and $2.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. following our initial investment of $6.0 million in 2012. The net purchase of investments was $8.7 million for the three months ended March 29, 2014 and $1.5 million for the three months ended March 30, 2013. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.

Net cash provided by financing activities for the three months ended March 29, 2014 was $8.1 million, an increase of $6.8 million compared to the $1.3 million of net cash provided by financing activities for the three months ended March 30, 2013. We generated $7.0 million and $1.7 million from the exercise of stock options during the three months ended March 29, 2014 and March 30, 2013, respectively. We generated $2.2 million and $43 thousand of tax benefits from excess stock-based compensation deductions during the three months ended March 29, 2014 and March 30, 2013, respectively. We spent $1.1 million and $0.5 million in the payment of income tax withholdings associated with restricted stock vesting during the three months ended March 29, 2014 and March 30, 2013, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of March 29, 2014, the total amount available for borrowing under our credit facility was $75.0 million, and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of March 29, 2014, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of March 29, 2014, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
We have a revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.
We pay a fee on outstanding letters of credit issued under the credit facility of up to 1.5% per annum of the outstanding letters of credit. The maturity date for letters of credit issued under the credit facility must be no later than 365 days following the maturity date of the credit facility, December 20, 2018.
As of March 29, 2014, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of March 29, 2014, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of March 29, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At March 29, 2014, we had unrestricted cash and cash equivalents of $154.8 million and short term investments of $30.5 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 29, 2014, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of March 29, 2014, we do not have any borrowings outstanding under our working capital line of credit. As of March 29, 2014, we had letters of credit outstanding of $1.6 million under our revolving letter of credit facility.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, other than as set forth below to update for the recent termination of our shareholder rights agreement.
Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
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

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Glen Weinstein, Executive Vice President and Chief Legal Officer, and Paolo Pirjanian, Executive Vice President and Chief Technology Officer) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
Item 6. Exhibits

Exhibit Number	Description
10.1*#	Manufacturing Services Agreement between iRobot Corporation and Kin Yat Industrial Company Limited, dated January 22, 2014

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith
#	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 2, 2014	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*#	Manufacturing Services Agreement between iRobot Corporation and Kin Yat Industrial Company Limited, dated January 22, 2014

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith
#	Confidential treatment has been requested for portions of this exhibit.