Form 10-Q
period 2014-06-28
IROBOT CORP
filed 2014-08-01
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2014 was 29,553,991.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 28, 2014

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 28, 2014	December 28, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$147,718	$165,404
Short term investments	34,986	21,954
Accounts receivable, net of allowance of $67 at June 28, 2014 and December 28, 2013	53,880	39,348
Unbilled revenue	862	856
Inventory	50,796	46,107
Deferred tax assets	21,054	20,144
Other current assets	16,701	6,848
Total current assets	325,997	300,661
Property and equipment, net	25,808	23,661
Deferred tax assets	11,192	10,095
Goodwill	48,751	48,751
Intangible assets, net	20,891	22,668
Other assets	10,501	10,501
Total assets	$443,140	$416,337
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,668	$41,344
Accrued expenses	17,083	14,880
Accrued compensation	10,706	19,606
Deferred revenue and customer advances	3,051	5,085
Total current liabilities	79,508	80,915
Long term liabilities	4,349	4,733
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,548,160 and 28,935,253 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	295	289
Additional paid-in capital	242,044	227,175
Retained earnings	116,888	103,078
Accumulated other comprehensive income	56	147
Total stockholders’ equity	359,283	330,689
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$443,140	$416,337
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$139,803	$130,362	$254,007	$236,557
Cost of revenue (1)	77,682	68,757	140,176	128,425
Gross margin	62,121	61,605	113,831	108,132
Operating expenses:
Research and development (1)	17,245	15,997	34,179	30,405
Selling and marketing (1)	23,535	22,309	38,067	33,006
General and administrative (1)	11,666	15,395	23,930	27,853
Total operating expenses	52,446	53,701	96,176	91,264
Operating income	9,675	7,904	17,655	16,868
Other income (expense), net	92	(105)	(95)	(201)
Income before income taxes	9,767	7,799	17,560	16,667
Income tax expense (benefit)	1,237	(495)	3,750	18
Net income	$8,530	$8,294	$13,810	$16,649
Net income per share
Basic	$0.29	$0.29	$0.47	$0.59
Diluted	$0.28	$0.28	$0.46	$0.57
Number of shares used in calculations per share
Basic	29,533	28,416	29,361	28,173
Diluted	30,129	29,226	30,122	28,972
 __________________________

(1)	Total stock-based compensation recorded in the three and six months ended June 28, 2014 and June 29, 2013 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of revenue	$166	$128	$335	$246
Research and development	828	793	1,559	1,294
Selling and marketing	203	118	541	484
General and administrative	1,950	2,224	3,790	4,168
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$8,530	$8,294	$13,810	$16,649
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	45	(173)	(91)	(161)
Total comprehensive income	$8,575	$8,121	$13,719	$16,488
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$13,810	$16,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,320	6,549
(Gain) Loss on disposal of assets	(10)	281
Goodwill and intangible assets impairment	—	1,988
Stock-based compensation	6,225	6,192
Deferred income taxes, net	464	(913)
Tax benefit of excess stock-based compensation deductions	(2,692)	(1,636)
Non-cash director deferred compensation	22	22
Changes in operating assets and liabilities — (use) source
Accounts receivable	(14,532)	(21,691)
Unbilled revenue	(6)	145
Inventory	(5,326)	(4,595)
Other assets	(9,853)	(4,770)
Accounts payable	6,966	11,390
Accrued expenses	2,133	400
Accrued compensation	(8,900)	1,249
Deferred revenue and customer advances	(2,034)	(2,983)
Long term liabilities	(384)	(80)
Net cash provided by (used in) operating activities	(7,797)	8,197
Cash flows from investing activities:
Additions of property and equipment	(5,524)	(2,828)
Change in other assets	—	(2,000)
Purchases of investments	(20,714)	(10,397)
Sales of investments	7,500	3,500
Net cash used in investing activities	(18,738)	(11,725)
Cash flows from financing activities:
Proceeds from stock option exercises	7,651	9,843
Income tax withholding payment associated with restricted stock vesting	(1,494)	(864)
Tax benefit of excess stock-based compensation deductions	2,692	1,636
Net cash provided by financing activities	8,849	10,615
Net increase (decrease) in cash and cash equivalents	(17,686)	7,087
Cash and cash equivalents, at beginning of period	165,404	126,770
Cash and cash equivalents, at end of period	$147,718	$133,857
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,327	$6,234
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$637	$—
Additions of property and equipment included in accounts payable	$930	$—
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
The accompanying unaudited financial data as of June 28, 2014 and for the three and six months ended June 28, 2014 and June 29, 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 18, 2014.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of June 28, 2014 and results of operations and cash flows for the periods ended June 28, 2014 and June 29, 2013 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Notes to Consolidated Financial Statements - (Continued)

Revenue Recognition
The Company derives its revenue from product sales and, to a lesser extent, government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return at the time the related sale is recorded. The Company makes an estimate of sales returns for products sold to domestic resellers directly based on historical returns experience and other relevant data. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The Company has aggregated and analyzed historical returns from domestic resellers and end users which form the basis of its estimate of future sales returns by resellers or end users. When a right of return exists, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the returns become known. The estimates for returns are adjusted periodically based upon historical rates of returns. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of June 28, 2014, fiscal years 2012 and 2013 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	(In thousands, except per share amounts)
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$8,530	$8,294	$13,810	$16,649
Weighted-average shares outstanding	29,533	28,416	29,361	28,173
Dilutive effect of employee stock options and restricted shares	596	810	761	799
Diluted weighted-average shares outstanding	30,129	29,226	30,122	28,972
Basic income per share	$0.29	$0.29	$0.47	$0.59
Diluted income per share	$0.28	$0.28	$0.46	$0.57

Restricted stock units and stock options representing approximately 0.3 million and 0.7 million shares of common stock for the three month periods ended June 28, 2014 and June 29, 2013, respectively, and approximately 0.2 million and 0.7 million shares of common stock for the six month periods ended June 28, 2014 and June 29, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

The Company recorded a tax provision of $1.2 million and a tax benefit of $(0.5) million for the three month periods ended June 28, 2014 and June 29, 2013, respectively. The $1.2 million provision for the three month period ended June 28, 2014 resulted in an effective income tax rate of 12.7%. The $(0.5) million benefit for the three month period ended June 29, 2013 resulted in an effective income tax rate of (6.3)%. The increase in the effective income tax rate from (6.3)% for the three month period ended June 29, 2013 to 12.7% for the three month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, and the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision, during the three month period ended June 29, 2013.

The Company recorded a tax provision of $3.8 million and $0.02 million for the six month periods ended June 28, 2014 and June 29, 2013, respectively. The $3.8 million provision for the six month period ended June 28, 2014 resulted in an effective tax rate of 21.4%. The $0.02 million provision for the six month period ended June 29, 2013 resulted in an effective tax rate of 0.1%. The increase in the effective income tax rate from 0.1% for the six month period ended June 29, 2013 to

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

21.4% for the six month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the six month period ended June 28, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision, and the retroactive reinstatement of the federal research and development tax credit in 2013 during the six month period ended June 29, 2013. In January 2013, legislation was enacted that included the extension of the federal research and development credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit of $1.8 million related to 2012 during the six month period ended June 29, 2013.
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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at June 28, 2014, were as follows:

	Fair Value Measurements as of June 28, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$90,928	$—	$—
Corporate and government bonds	—	34,986	—
Total assets measured at fair value	$90,928	$34,986	$—

The Company’s financial assets measured at fair value on a recurring basis at December 28, 2013, were as follows:

	Fair Value Measurements as of December 28, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$101,441	$—	$—
Corporate and government bonds	—	21,954	—
Total assets measured at fair value	$101,441	$21,954	$—
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12,  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2014-12 on its financial statements.
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.
On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.
In July 2013, the FASB issued an accounting standards update related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This new guidance clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date.  This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.  The impact of this amendment on the Company’s consolidated financial statements was not material.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

3. Inventory
Inventory consists of the following:

	June 28, 2014	December 28, 2013
	(In thousands)
Raw materials	$7,962	$8,520
Work in process	—	—
Finished goods	42,834	37,587
	$50,796	$46,107
4. Stock Option Plans
The Company has options outstanding under three stock incentive plans: the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 2004 Plan and the 2005 Plan, the “Plans”). All options that remained outstanding under the 1994 Stock Option Plan as of December 28, 2013 were exercised during the three month period ended March 29, 2014. The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of June 28, 2014, there were 4,984,632 shares available for future grant under the 2005 Plan.
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
On June 6, 2014, the Company granted each of its seven non-employee board members 3,243 restricted stock units. These restricted stock units will vest at the earlier of the first anniversary of the grant or the date of the first annual meeting of the stockholders following the date of grant.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

5. Accrued Expenses
Accrued expenses consist of the following:

	June 28, 2014	December 28, 2013
	(In thousands)
Accrued warranty	$7,602	$6,497
Accrued sales tax	619	831
Accrued rent	715	726
Accrued direct fulfillment costs	585	1,362
Accrued accounting fees	566	181
Accrued contractors	192	509
Accrued sales commissions	366	539
Accrued other	6,438	4,235
	$17,083	$14,880

6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended June 28, 2014 and June 29, 2013 were $1.2 million and $1.4 million, respectively, and for the six months ended June 28, 2014 and June 29, 2013 were $2.3 million and $2.4 million, respectively. Future minimum rental payments under operating leases were as follows as of June 28, 2014:

Operating Leases
(In thousands)
Remainder of 2014	$1,778
2015	3,511
2016	2,674
2017	2,383
2018	2,383
Thereafter	3,177
Total minimum lease payments	$15,906
Outstanding Purchase Orders
At June 28, 2014, the Company had outstanding purchase orders aggregating approximately $97 million. The purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2014 and December 28, 2013, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)		(In thousands)
Balance at beginning of period	$6,358	$6,021	$6,497	$6,057
Provision	2,632	655	3,765	1,059
Warranty usage(1)	(1,388)	(354)	(2,660)	(794)
Balance at end of period	$7,602	$6,322	$7,602	$6,322

(1)	Warranty usage includes costs incurred for warranty obligations.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Six Months Ended
	(In thousands)
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Home Robots	$133,235	$115,528	$241,270	$208,227
Defense & Security	5,100	12,470	10,702	23,570
Other	1,468	2,364	2,035	4,760
Total revenue	139,803	130,362	254,007	236,557
Cost of revenue:
Home Robots	68,262	56,086	121,856	104,111
Defense & Security	3,229	6,542	6,748	12,367
Other	6,191	6,129	11,572	11,947
Total cost of revenue	77,682	68,757	140,176	128,425
Gross margin:
Home Robots	64,973	59,442	119,414	104,116
Defense & Security	1,871	5,928	3,954	11,203
Other	(4,723)	(3,765)	(9,537)	(7,187)
Total gross margin	62,121	61,605	113,831	108,132
Research and development	17,245	15,997	34,179	30,405
Selling and marketing	23,535	22,309	38,067	33,006
General and administrative	11,666	15,395	23,930	27,853
Other income (expense), net	92	(105)	(95)	(201)
Income before income taxes	$9,767	$7,799	$17,560	$16,667
Geographic Information
For the three months ended June 28, 2014 and June 29, 2013, sales to non-U.S. customers accounted for 67.9% and 59.3% of total revenue, respectively, and sales to non-U.S. customers for the six months ended June 28, 2014 and June 29, 2013 accounted for 64.7% and 59.6% of total revenue, respectively.
Significant Customers
For the three months ended June 28, 2014, the Company generated 20.1% and 12.6%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended June 29, 2013, the Company generated 24.5% and 12.1%, respectively, of total revenue from two of its international distributors of home robots products.
For the six months ended June 28, 2014, the Company generated 20.0% and 12.8%, respectively, of total revenue from two of its international distributors of home robots products. For the six months ended June 29, 2013, the Company generated 23.4% and 11.2%, respectively, of total revenue from two of its international distributors of home robots products.

8. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at June 28, 2014 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Intangible assets at June 28, 2014 and December 28, 2013 consisted of the following:

	June 28, 2014				December 28, 2013
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$30,600	$7,962	1,788	$20,850	$30,600	$6,202	1,788	$22,610
Research contracts	100	100	—	—	100	100	—	—
Tradename	800	759	—	41	800	742	—	58
Total	$31,500	$8,821	$1,788	$20,891	$31,500	$7,044	$1,788	$22,668
Amortization expense related to acquired intangible assets was $0.9 million and $1.0 million for the three months ended June 28, 2014 and June 29, 2013, respectively. Amortization expense related to acquired intangible assets was $1.8 million and $1.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2014	$1,745
2015	3,482
2016	3,457
2017	3,457
2018	3,457
Thereafter	5,293
Total	$20,891

Other Assets
Other assets at June 28, 2014 and December 28, 2013 consisted of the following:

	June 28, 2014	December 28, 2013
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	8,001
	$10,501	$10,501
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2013, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Kobra, Ava, RP-VITA, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2013, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plan to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of June 28, 2014, we had 548 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three and six month periods ended June 28, 2014, strong growth in our global markets for home robots products drove increases in our home robots business unit revenue of 15% and 16%, respectively, as compared to the three and six month periods ended June 29, 2013. These increases resulted from expanded distribution of our Roomba 800 series robot, as well as continued growth in China. Offsetting these increases were decreases in our defense and security business unit revenue of 59% and 55%, respectively, during the three and six month periods ended June 28, 2014 compared to the three and six month periods ended June 29, 2013.

During the three month period ended June 28, 2014, we recorded a net benefit to revenue and income before income taxes of $1.2 million and $2.6 million, respectively, related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves during the three month period ended June 29, 2013. The adjustments recorded in both periods resulted from lower product returns experience.
Additionally, we released $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010 during the three month period ended June 29, 2013.
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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.6	52.7	55.2	54.3
Gross margin	44.4	47.3	44.8	45.7
Operating expenses
Research and development	12.3	12.3	13.5	12.9
Selling and marketing	16.8	17.1	15.0	14.0
General and administrative	8.3	11.8	9.4	11.8
Total operating expenses	37.4	41.2	37.9	38.7
Operating income	6.9	6.1	7.0	7.1
Other income (expense), net	0.1	(0.1)	—	(0.1)
Income before income taxes	7.0	6.0	6.9	7.0
Income tax expense (benefit)	0.9	(0.4)	1.5	—
Net income	6.1%	6.4%	5.4%	7.0%
Comparison of Three and Six Months Ended June 28, 2014 and June 29, 2013
Revenue

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$139,803	$130,362	$9,441	7.2%	$254,007	$236,557	$17,450	7.4%

Total revenue for the three months ended June 28, 2014 increased to $139.8 million, or 7.2%, compared to $130.4 million for the three months ended June 29, 2013. Revenue increased approximately $17.7 million, or 15.3%, in our home robots business unit and decreased approximately $7.4 million, or 59.1%, in our defense and security robots business unit.
The $17.7 million increase in revenue from our home robots business unit for the three months ended June 28, 2014 was driven by a 14.8% increase in units shipped and a 1.3% increase in average selling price as compared to the three months ended June 29, 2013. In the three months ended June 28, 2014, international home robots revenue increased $14.9 million, or 19.5%, and domestic home robots revenue increased $2.9 million, or 7.3%, as compared to the three months ended June 29, 2013. Total home robots shipped in the three months ended June 28, 2014 were 565,000 units compared to 492,000 units in the three months ended June 29, 2013. The increase in sales of our home robots, both domestically and internationally, resulted primarily from broadened availability of our Roomba 800 series robot. Continued growth in China also contributed to the increase in international sales of our home robots. These increases were partially offset by a $1.2 million favorable adjustment recorded to our returns reserve during the three month period ended June 28, 2014 compared to a $3.5 million favorable adjustment recorded to our returns reserve during the three month period ended June 29, 2013.
The $7.4 million decrease in revenue from our defense and security robots business unit for the three months ended June 28, 2014 was attributable to a $6.4 million decrease in defense and security product revenue and a $1.0 million decrease in contract revenue generated under research and development contracts. In the three months ended June 28, 2014, international defense and security robots revenue increased to 74% of total defense and security robots revenue, from 7% of total defense and security robots revenue in the three months ended June 29, 2013. The $6.4 million decrease in defense and security product revenue resulted primarily from decreased sales of our FirstLook robots of $6.9 million and decreased sales of spare parts of $1.1 million, partially offset by increased sales of our Packbot robots of $2.0 million. The $1.0 million decrease in contract revenue was primarily due to revenue related to the U.S. Army's Brigade Combat Team Modernization, or BCTM program, for which efforts were completed during the three months ended June 29, 2013. Total defense and security robots shipped in the three months ended June 28, 2014 were 40 units compared to 424 units in the three months ended June 29, 2013, while average selling price increased from $20 thousand in the three months ended June 29, 2013 to $80 thousand in the three months ended June 28, 2014. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in the three months ended June 28, 2014 as compared to the three months ended June 29, 2013.
Total revenue for the six months ended June 28, 2014 increased to $254.0 million, or 7.4%, compared to $236.6 million for the six months ended June 29, 2013. Revenue increased approximately $33.0 million, or 15.9%, in our home robots business unit and decreased approximately $12.9 million, or 54.6%, in our defense and security robots business unit.
The $33.0 million increase in revenue from our home robots business unit for the six months ended June 28, 2014 was driven by a 12.8% increase in units shipped and a 3.0% increase in average selling price as compared to the six months ended June 29, 2013. In the six months ended June 28, 2014, international home robots revenue increased $20.6 million, or 14.9%, and domestic home robots revenue increased $12.5 million, or 17.7%, as compared to the six months ended June 29, 2013. Total home robots shipped in the six months ended June 28, 2014 were 1,030,000 units compared to 913,000 units in the six months ended June 29, 2013. The increase in sales of our home robots, both domestically and internationally, resulted primarily from broadened availability of our Roomba 800 series robot. Continued growth in China also contributed to the increase in international sales of our home robots. These increases were partially offset by a $1.7 million favorable adjustment recorded to our returns reserve during the six month period ended June 28, 2014 compared to a $3.5 million favorable adjustment recorded to our returns reserve during the six month period ended June 29, 2013.
The $12.9 million decrease in revenue from our defense and security robots business unit for the six months ended June 28, 2014 was attributable to a $8.8 million decrease in defense and security product revenue and a $4.0 million decrease in contract revenue generated under research and development contracts. In the six months ended June 28, 2014, international defense and security robots revenue increased to 58% of total defense and security robots revenue, from 12% of total defense and security robots revenue in the six months ended June 29, 2013. The $12.9 million decrease in defense and security product revenue resulted primarily from decreased sales of our FirstLook robots, as well as decreased sales of spare parts for our Small Unmanned Ground Vehicle and Packbot robots. These decreases were partially offset by increased sales of our Packbot robots. The $4.0 million decrease in contract revenue was primarily due to a decrease in revenue related to the BCTM program, for which efforts were completed during the three months ended June 29, 2013. Total defense and security robots shipped in the six months ended June 28, 2014 were 78 units compared to 442 units in the six months ended June 29, 2013, while average selling price increased from $24 thousand in the six months ended June 29, 2013 to $67 thousand in the six months ended June 28, 2014. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$77,682	$68,757	$8,925	13.0%	$140,176	$128,425	$11,751	9.2%
As a percentage of total revenue	55.6%	52.7%			55.2%	54.3%

Total cost of revenue increased to $77.7 million in the three months ended June 28, 2014, compared to $68.8 million in the three months ended June 29, 2013. Cost of revenue increased $12.2 million, or 21.7%, in our home robots business unit, and decreased $3.3 million, or 50.6%, in our defense and security business unit. The increase in cost of revenue for the three months ended June 28, 2014 in our home robots business unit is primarily due to the 14.8% increase in home robots units shipped as compared to the three months ended June 29, 2013. The decrease in cost of revenue for the three months ended June 28, 2014 in our defense and security business unit resulted from the 59.1% decrease in revenue.
Total cost of revenue increased to $140.2 million in the six months ended June 28, 2014, compared to $128.4 million in the six months ended June 29, 2013. Cost of revenue increased $17.7 million, or 17.0%, in our home robots business unit, and decreased $5.6 million, or 45.4%, in our defense and security business unit. The increase in cost of revenue for the six months ended June 28, 2014 in our home robots business unit is primarily due to the 12.8% increase in home robots units shipped as compared to the six months ended June 29, 2013. The decrease in cost of revenue for the six months ended June 28, 2014 in our defense and security business unit resulted from the 54.6% decrease in revenue.
Gross Margin

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$62,121	$61,605	$516	0.8%	$113,831	$108,132	$5,699	5.3%
As a percentage of total revenue	44.4%	47.3%			44.8%	45.7%
Gross margin increased $0.5 million, or 0.8%, to $62.1 million (44.4% of revenue) in the three months ended June 28, 2014 from $61.6 million (47.3% of revenue) in the three months ended June 29, 2013. Gross margin as a percentage of revenue in the home robots and defense and security business units decreased 2.7 percentage points and 10.8 percentage points, respectively. The 2.7 percentage point decrease in the home robots business unit resulted from incremental warranty reserves of $2.0 million, driven primarily by actual warranty experience in certain European markets. In addition, increases in margins for our Roomba robots were offset by a higher mix of lower margin wet floor care products, as well as increases in other costs of sales during the three month period ended June 28, 2014 compared to the three month period ended June 29, 2013. We also recorded a smaller favorable adjustment to our returns reserve during the three month period ended June 28, 2014 than the favorable adjustment recorded to our returns reserve during the three month period ended June 29, 2013. The 10.8 percentage point decrease in the defense and security business unit is mostly attributable to the unfavorable overhead leverage associated with the 59.1% decrease in the defense and security robots business unit revenue in the three months ended June 28, 2014 compared to the three months ended June 29, 2013.
Gross margin increased $5.7 million, or 5.3%, to $113.8 million (44.8% of revenue) in the six months ended June 28, 2014 from $108.1 million (45.7% of revenue) in the six months ended June 29, 2013. Gross margin as a percentage of revenue in the home robots and defense and security business units decreased 0.5 percentage points and 10.6 percentage points, respectively. The 0.5 percentage point decrease in the home robots business unit resulted from incremental warranty reserves of $2.7 million, driven primarily by actual warranty experience in certain European markets. In addition, increases in the higher margin Roomba 800 series robot were offset by a higher mix of lower margin wet floor care products, as well as increases in other costs of sales during the six month period ended June 28, 2014 compared to the six month period ended June 29, 2013. We also recorded a smaller favorable adjustment to our returns reserve during the six month period ended June 28, 2014 than the favorable adjustment recorded to our returns reserve during the six month period ended June 29, 2013. The 10.6 percentage point decrease in the defense and security business unit is attributable to the unfavorable overhead leverage associated with the 54.6% decrease in the defense and security robots business unit revenue in the six months ended June 28, 2014 compared to the six months ended June 29, 2013.
Research and Development

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$17,245	$15,997	$1,248	7.8%	$34,179	$30,405	$3,774	12.4%
As a percentage of total revenue	12.3%	12.3%			13.5%	12.9%
Research and development expenses increased $1.2 million, or 7.8%, to $17.2 million (12.3% of revenue) in the three months ended June 28, 2014 from $16.0 million (12.3% of revenue) in the three months ended June 29, 2013. This increase is primarily attributable to increases in consultant costs, occupancy costs, recruiting fees and legal expenses.
Research and development expenses increased $3.8 million, or 12.4%, to $34.2 million (13.5% of revenue) in the six months ended June 28, 2014 from $30.4 million (12.9% of revenue) in the six months ended June 29, 2013. This increase is primarily attributable to increases in consultant and contractor costs of $1.9 million. The remaining increase relates to increases in people-related costs and occupancy expenses.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$23,535	$22,309	$1,226	5.5%	$38,067	$33,006	$5,061	15.3%
As a percentage of total revenue	16.8%	17.1%			15.0%	14.0%
Selling and marketing expenses increased by $1.2 million, or 5.5%, to $23.5 million (16.8% of revenue) in the three months ended June 28, 2014 from $22.3 million (17.1% of revenue) in the three months ended June 29, 2013. This increase is primarily attributable to increases in people-related costs of $0.8 million during the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The remaining increase resulted from increases in customer support costs and third party commissions for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013.
Selling and marketing expenses increased by $5.1 million, or 15.3%, to $38.1 million (15.0% of revenue) in the six months ended June 28, 2014 from $33.0 million (14.0% of revenue) in the six months ended June 29, 2013. This increase is primarily attributable to $3.1 million in marketing displays, on-line media and other selling and marketing costs incurred to support the retail launch of the Roomba 800 series and Scooba 450 robots, as well as increases in people-related costs of $2.0 million driven by increased headcount during the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.
General and Administrative

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$11,666	$15,395	$(3,729)	(24.2)%	$23,930	$27,853	$(3,923)	(14.1)%
As a percentage of total revenue	8.3%	11.8%			9.4%	11.8%
General and administrative expenses decreased by $3.7 million, or 24.2%, to $11.7 million (8.3% of revenue) in the three months ended June 28, 2014 from $15.4 million (11.8% of revenue) in the three months ended June 29, 2013. This decrease is primarily attributable to decreased compensation and benefit costs of $2.1 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013, as well as a $1.8 million intangible asset impairment recorded in the three months ended June 29, 2013, partially offset by increases in other general and administrative costs.
General and administrative expenses decreased by $3.9 million, or 14.1%, to $23.9 million (9.4% of revenue) in the six months ended June 28, 2014 from $27.9 million (11.8% of revenue) in the six months ended June 29, 2013. This decrease is primarily attributable to decreased compensation and benefit costs of $2.5 million in the six months ended June 28, 2014 compared to the six months ended June 29, 2013, as well as a $1.8 million intangible asset impairment recorded in the three months ended June 29, 2013, partially offset by increases in other general and administrative costs.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$92	$(105)	$197	(187.6)%	$(95)	$(201)	$106	(52.7)%
As a percentage of total revenue	0.1%	(0.1)%			—%	(0.1)%
Other income (expense), net, amounted to $0.1 million and $(0.1) million for the three months ended June 28, 2014 and June 29, 2013, respectively. Other income (expense), net, amounted to $(0.1) million and $(0.2) million for the six months ended June 28, 2014 and June 29, 2013, respectively. Other income (expense), net, for the three and six month periods ended June 28, 2014 and June 29, 2013 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Dollar Change	Percent Change	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$1,237	$(495)	$1,732	(349.9)%	$3,750	$18	$3,732	20,733.3%
As a percentage of pre-tax income	12.7%	(6.3)%			21.4%	0.1%
We recorded a tax provision of $1.2 million and a tax benefit of $(0.5) million for the three month periods ended June 28, 2014 and June 29, 2013, respectively. The $1.2 million provision for the three month period ended June 28, 2014 resulted in an effective income tax rate of 12.7%. The $(0.5) million benefit for the three month period ended June 29, 2013 resulted in an effective income tax rate of (6.3)%. The increase in the effective income tax rate from (6.3)% for the three month period ended June 29, 2013 to 12.7% for the three month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, and the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision, during the three month period ended June 29, 2013.
We recorded a tax provision of $3.8 million and $0.02 million for the six month periods ended June 28, 2014 and June 29, 2013, respectively. The $3.8 million provision for the six month period ended June 28, 2014 resulted in an effective tax rate of 21.4%. The $0.02 million provision for the six month period ended June 29, 2013 resulted in an effective tax rate of 0.1%. The increase in the effective income tax rate from 0.1% for the six month period ended June 29, 2013 to 21.4% for the six month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the six month period ended June 28, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision and the retroactive reinstatement of the federal research and development tax credit in 2013 during the six month period ended June 29, 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended them through December 31, 2013. As a result, we recorded a discrete benefit of $1.8 million related to 2012 during the six month period ended June 29, 2013.
Liquidity and Capital Resources
At June 28, 2014, our principal sources of liquidity were cash and cash equivalents totaling $147.7 million, short-term investments of $35.0 million and accounts receivable of $53.9 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 28, 2014 and June 29, 2013, we spent $5.5 million and $2.8 million, respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the customer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory primarily consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security and remote presence products consists of finished goods inventory that is generally built to order, as well as spare parts. Our contract manufacturers are responsible for purchasing and stocking the majority of components required for the production of our products, and they typically invoice us when the finished goods are shipped. We procure certain other key components directly from our suppliers.
The balance of cash and short-term investments of $182.7 million at June 28, 2014 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of June 28, 2014, we did not have any borrowings outstanding under our working capital line of credit and had $3.0 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows

Net cash used in operating activities for the six months ended June 28, 2014 was $7.8 million, compared to the $8.2 million of net cash provided by operating activities for the six months ended June 29, 2013. The net cash used in operating activities was primarily driven by a decrease in cash of $2.8 million resulting from net income of $13.8 million in 2014 compared to net income of $16.6 million in 2013, a decrease in cash of $5.1 million resulting from an increase in other assets of $9.9 million in 2014 compared to an increase of $4.8 million in 2013 primarily as the result of an increase in prepaid taxes of $8.0 million in 2014 compared to an increase of $2.6 million in 2013, a decrease in cash of $4.4 million resulting from an increase in accounts payable of $7.0 million in 2014 compared to an increase of $11.4 million in 2013 as a result of normal purchasing and vendor payment activities, a decrease in cash of $10.1 million resulting from a decrease in accrued compensation of $8.9 million in 2014 compared to an increase of $1.2 million in 2013 as a result of a larger pay-out of incentive compensation in 2014, offset by an increase in cash of $7.2 million resulting from an increase in accounts receivable of $14.5 million in 2014 compared to an increase of $21.7 million in 2013 as a result of normal billing and collection activities and timing of the billing in the respective periods.
Net cash used in investing activities for the six months ended June 28, 2014 was $18.7 million, an increase of $7.0 million compared to the $11.7 million of net cash used in investing activities for the six months ended June 29, 2013. Capital additions were $5.5 million and $2.8 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Cash used for strategic investments was zero and $2.0 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. following our initial investment of $6.0 million in 2012. The net purchase of investments was $13.2 million for the six months ended June 28, 2014 and $6.9 million for the six months ended June 29, 2013. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash provided by financing activities for the six months ended June 28, 2014 was $8.8 million, a decrease of $1.8 million compared to the $10.6 million of net cash provided by financing activities for the six months ended June 29, 2013. We generated $7.7 million and $9.8 million from the exercise of stock options during the six months ended June 28, 2014 and June 29, 2013, respectively. We generated $2.7 million and $1.6 million of tax benefits from excess stock-based compensation deductions during the six months ended June 28, 2014 and June 29, 2013, respectively. We spent $1.5 million and $0.9 million in the payment of income tax withholdings associated with restricted stock vesting during the six months ended June 28, 2014 and June 29, 2013, respectively.

Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of June 28, 2014, the total amount available for borrowing under our credit facility was $75.0 million. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of June 28, 2014, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
This credit facility also contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated.
As of June 28, 2014, we were in compliance with all covenants under the revolving credit facility.
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
As of June 28, 2014, we had letters of credit outstanding of $3.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of June 28, 2014, we were in compliance with all covenants under the revolving letter of credit facility.

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
Off-Balance Sheet Arrangements
As of June 28, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At June 28, 2014, we had unrestricted cash and cash equivalents of $147.7 million and short term investments of $35.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 28, 2014, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of June 28, 2014, we do not have any borrowings outstanding under our working capital line of credit. As of June 28, 2014, we had letters of credit outstanding of $3.0 million under our revolving letter of credit facility.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, other than as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-laws of the Registrant

10.1	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 1, 2014	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-laws of the Registrant

10.1	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith