Form 10-Q
period 2014-09-27
IROBOT CORP
filed 2014-10-31
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 27, 2014 was 29,558,844.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 27, 2014	December 28, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$148,424	$165,404
Short term investments	38,336	21,954
Accounts receivable, net of allowance of $67 at September 27, 2014 and December 28, 2013	68,347	39,348
Unbilled revenue	1,179	856
Inventory	54,148	46,107
Deferred tax assets	20,962	20,144
Other current assets	12,255	6,848
Total current assets	343,651	300,661
Property and equipment, net	26,862	23,661
Deferred tax assets	10,948	10,095
Goodwill	48,751	48,751
Intangible assets, net	20,019	22,668
Other assets	10,501	10,501
Total assets	$460,732	$416,337
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,386	$41,344
Accrued expenses	17,831	14,880
Accrued compensation	11,770	19,606
Deferred revenue and customer advances	2,709	5,085
Total current liabilities	78,696	80,915
Long term liabilities	4,266	4,733
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,599,356 and 28,935,253 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	296	289
Additional paid-in capital	246,003	227,175
Retained earnings	131,495	103,078
Accumulated other comprehensive (loss) income	(24)	147
Total stockholders’ equity	377,770	330,689
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$460,732	$416,337
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$143,497	$124,501	$397,504	$361,058
Cost of revenue (1)	75,608	70,440	215,784	198,865
Gross margin	67,889	54,061	181,720	162,193
Operating expenses:
Research and development (1)	17,343	15,212	51,522	45,617
Selling and marketing (1)	15,844	16,317	53,911	49,323
General and administrative (1)	12,008	11,495	35,938	39,348
Total operating expenses	45,195	43,024	141,371	134,288
Operating income	22,694	11,037	40,349	27,905
Other income (expense), net	(374)	152	(469)	(49)
Income before income taxes	22,320	11,189	39,880	27,856
Income tax expense	7,713	3,385	11,463	3,403
Net income	$14,607	$7,804	$28,417	$24,453
Net income per share
Basic	$0.49	$0.27	$0.97	$0.86
Diluted	$0.48	$0.26	$0.94	$0.84
Number of shares used in calculations per share
Basic	29,595	28,733	29,439	28,359
Diluted	30,183	29,582	30,169	29,207
 __________________________

(1)	Total stock-based compensation recorded in the three and nine months ended September 27, 2014 and September 28, 2013 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of revenue	$291	$250	$626	$496
Research and development	866	669	2,425	1,963
Selling and marketing	319	348	860	832
General and administrative	2,315	2,210	6,105	6,378
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$14,607	$7,804	$28,417	$24,453
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	(80)	75	(171)	(86)
Total comprehensive income	$14,527	$7,879	$28,246	$24,367
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$28,417	$24,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,578	9,029
(Gain) Loss on disposal of assets	27	(351)
Goodwill and intangible assets impairment	—	1,988
Stock-based compensation	10,016	9,669
Deferred income taxes, net	793	(662)
Tax benefit of excess stock-based compensation deductions	(2,707)	(2,238)
Non-cash director deferred compensation	34	33
Changes in operating assets and liabilities — (use) source
Accounts receivable	(28,999)	(24,614)
Unbilled revenue	(323)	(360)
Inventory	(8,678)	(11,888)
Other assets	(5,407)	2,697
Accounts payable	4,943	4,129
Accrued expenses	2,859	(216)
Accrued compensation	(7,836)	3,004
Deferred revenue and customer advances	(2,376)	(4,231)
Long term liabilities	(467)	338
Net cash provided by (used in) operating activities	(126)	10,780
Cash flows from investing activities:
Additions of property and equipment	(9,168)	(5,309)
Change in other assets	—	(2,000)
Purchases of investments	(24,214)	(12,897)
Sales of investments	7,500	8,044
Proceeds from sale of assets	—	650
Net cash used in investing activities	(25,882)	(11,512)
Cash flows from financing activities:
Proceeds from stock option exercises	7,853	12,364
Income tax withholding payment associated with restricted stock vesting	(1,532)	(909)
Tax benefit of excess stock-based compensation deductions	2,707	2,238
Net cash provided by financing activities	9,028	13,693
Net increase (decrease) in cash and cash equivalents	(16,980)	12,961
Cash and cash equivalents, at beginning of period	165,404	126,770
Cash and cash equivalents, at end of period	$148,424	$139,731
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,462	$7,062
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$637	$—
Additions of property and equipment included in accounts payable	$671	$—
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
The accompanying unaudited financial data as of September 27, 2014 and for the three and nine months ended September 27, 2014 and September 28, 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 18, 2014.
In the opinion of management, all adjustments necessary to state fairly its statement of financial position as of September 27, 2014 and results of operations and cash flows for the periods ended September 27, 2014 and September 28, 2013 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Notes to Consolidated Financial Statements - (Continued)

Revenue Recognition
The Company derives its revenue from product sales and, to a lesser extent, government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic and Canadian resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates are directly based on specific terms and conditions included in the reseller agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday returns cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual reseller agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the reseller agreement is modified. The Company's international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (“CPFF”) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (“DCMA”). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (“DCAA”), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of September 27, 2014, fiscal years 2012 and 2013 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (“FFP”) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	(In thousands, except per share amounts)
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$14,607	$7,804	$28,417	$24,453
Weighted-average shares outstanding	29,595	28,733	29,439	28,359
Dilutive effect of employee stock options and restricted shares	588	849	730	848
Diluted weighted-average shares outstanding	30,183	29,582	30,169	29,207
Basic income per share	$0.49	$0.27	$0.97	$0.86
Diluted income per share	$0.48	$0.26	$0.94	$0.84

Restricted stock units and stock options representing approximately 0.4 million and 0.1 million shares of common stock for the three month periods ended September 27, 2014 and September 28, 2013, respectively, and approximately 0.2 million and 0.7 million shares of common stock for the nine month periods ended September 27, 2014 and September 28, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by federal tax authorities is closed for fiscal years prior to 2011. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2009. The Company's tax returns are currently under examination by certain states for the years 2009 through 2012. Federal carryforward attributes that were generated prior to fiscal year 2011, and state carryforward attributes that were generated prior to fiscal year 2009 may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

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

The Company recorded a tax provision of $7.7 million and $3.4 million for the three month periods ended September 27, 2014 and September 28, 2013, respectively. The $7.7 million provision for the three month period ended September 27, 2014 resulted in an effective income tax rate of 34.6%. The $3.4 million provision for the three month period ended September 28, 2013 resulted in an effective income tax rate of 30.3%. The increase in the effective income tax rate from 30.3% for the three month period ended September 28, 2013 to 34.6% for the three month period ended September 27, 2014 was primarily due to the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision.

The Company recorded a tax provision of $11.5 million and $3.4 million for the nine month periods ended September 27, 2014 and September 28, 2013, respectively. The $11.5 million provision for the nine month period ended September 27, 2014 resulted in an effective tax rate of 28.7%. The $3.4 million provision for the nine month period ended September 28, 2013 resulted in an effective tax rate of 12.2%. The increase in the effective income tax rate from 12.2% for the nine month period

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

ended September 28, 2013 to 28.7% for the nine month period ended September 27, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the nine month period ended September 27, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of the Company's income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision, and the retroactive reinstatement of the federal research and development tax credit in 2013 during the nine month period ended September 28, 2013. In January 2013, legislation was enacted that included the extension of the federal research and development credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended them through December 31, 2013. As a result, the Company recorded a discrete benefit of $1.7 million related to 2012 during the nine month period ended September 28, 2013.
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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at September 27, 2014, were as follows:

	Fair Value Measurements as of September 27, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$87,523	$—	$—
Corporate and government bonds	—	38,336	—
Total assets measured at fair value	$87,523	$38,336	$—

The Company’s financial assets measured at fair value on a recurring basis at December 28, 2013, were as follows:

	Fair Value Measurements as of December 28, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$101,441	$—	$—
Corporate and government bonds	—	21,954	—
Total assets measured at fair value	$101,441	$21,954	$—
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the impact of this amendment will be material to the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2014-12 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.
On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently assessing the future impact of ASU No. 2014-08 on its consolidated financial statements.
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

3. Inventory
Inventory consists of the following:

	September 27, 2014	December 28, 2013
	(In thousands)
Raw materials	$8,777	$8,520
Work in process	—	—
Finished goods	45,371	37,587
	$54,148	$46,107
4. Stock Option Plans
The Company has options outstanding under three stock incentive plans: the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 2004 Plan and the 2005 Plan, the “Plans”). All options that remained outstanding under the 1994 Stock Option Plan as of December 28, 2013 were exercised during the three month period ended March 29, 2014. The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of September 27, 2014, there were 4,809,411 shares available for future grant under the 2005 Plan.
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
On September 5, 2014, the Company granted to certain employees stock options totaling 58,000 shares of the Company's common stock and 139,383 restricted stock units. Each of the above stock options have a per share exercise price of $33.29, the closing price of the Company's common stock on NASDAQ on September 5, 2014. The stock options and restricted stock units generally vest over a four year period.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

5. Accrued Expenses
Accrued expenses consist of the following:

	September 27, 2014	December 28, 2013
	(In thousands)
Accrued warranty	$7,925	$6,497
Accrued sales tax	623	831
Accrued rent	708	726
Accrued direct fulfillment costs	779	1,362
Accrued accounting fees	401	181
Accrued contractors	103	509
Accrued sales commissions	356	539
Accrued other	6,936	4,235
	$17,831	$14,880

6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended September 27, 2014 and September 28, 2013 were $1.2 million and $1.1 million, respectively, and for the nine months ended September 27, 2014 and September 28, 2013 were $3.6 million and $3.5 million, respectively. Future minimum rental payments under operating leases were as follows as of September 27, 2014:

Operating Leases
(In thousands)
Remainder of 2014	$884
2015	3,486
2016	2,672
2017	2,383
2018	2,383
Thereafter	3,177
Total minimum lease payments	$14,985
Outstanding Purchase Orders
At September 27, 2014, the Company had outstanding purchase orders aggregating approximately $79 million. The purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2014 and December 28, 2013, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)		(In thousands)
Balance at beginning of period	$7,602	$6,322	$6,497	$6,057
Provision	1,679	773	5,444	1,832
Warranty usage(1)	(1,356)	(407)	(4,016)	(1,201)
Balance at end of period	$7,925	$6,688	$7,925	$6,688

(1)	Warranty usage includes costs incurred for warranty obligations.
Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company continually evaluates whether it has established nexus in new jurisdictions with respect to sales tax. The Company has recorded a liability for potential exposure in certain states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Nine Months Ended
	(In thousands)
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Home Robots	$132,013	$111,363	$373,283	$319,590
Defense & Security	10,667	10,094	21,369	33,664
Other	817	3,044	2,852	7,804
Total revenue	143,497	124,501	397,504	361,058
Cost of revenue:
Home Robots	65,135	58,300	186,991	162,411
Defense & Security	4,977	5,981	11,725	18,348
Other	5,496	6,159	17,068	18,106
Total cost of revenue	75,608	70,440	215,784	198,865
Gross margin:
Home Robots	66,878	53,063	186,292	157,179
Defense & Security	5,690	4,113	9,644	15,316
Other	(4,679)	(3,115)	(14,216)	(10,302)
Total gross margin	67,889	54,061	181,720	162,193
Research and development	17,343	15,212	51,522	45,617
Selling and marketing	15,844	16,317	53,911	49,323
General and administrative	12,008	11,495	35,938	39,348
Other income (expense), net	(374)	152	(469)	(49)
Income before income taxes	$22,320	$11,189	$39,880	$27,856
Geographic Information
For the three months ended September 27, 2014 and September 28, 2013, sales to non-U.S. customers accounted for 63.4% and 66.2% of total revenue, respectively, and sales to non-U.S. customers for the nine months ended September 27, 2014 and September 28, 2013 accounted for 64.2% and 61.9% of total revenue, respectively.
Significant Customers
For the three months ended September 27, 2014, the Company generated 17.5% and 14.0%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended September 28, 2013, the Company generated 18.2% and 17.1%, respectively, of total revenue from two of its international distributors of home robots products, and 10.6% of total revenue from one of its domestic customers of home robots products.
For the nine months ended September 27, 2014, the Company generated 19.1% and 13.2%, respectively, of total revenue from two of its international distributors of home robots products. For the nine months ended September 28, 2013, the Company generated 21.6% and 13.3%, respectively, of total revenue from two of its international distributors of home robots products.

8. Goodwill, Other Intangible Assets and Other Assets
Goodwill
The carrying amount of the Company's goodwill at September 27, 2014 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit.

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
Intangible assets at September 27, 2014 and December 28, 2013 consisted of the following:

	September 27, 2014				December 28, 2013
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$30,600	$8,826	1,788	$19,986	$30,600	$6,202	1,788	$22,610
Research contracts	100	100	—	—	100	100	—	—
Tradename	800	767	—	33	800	742	—	58
Total	$31,500	$9,693	$1,788	$20,019	$31,500	$7,044	$1,788	$22,668
Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Amortization expense related to acquired intangible assets was $2.7 million and $2.8 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2014	$873
2015	3,482
2016	3,457
2017	3,457
2018	3,457
Thereafter	5,293
Total	$20,019

Other Assets
Other assets at September 27, 2014 and December 28, 2013 consisted of the following:

	September 27, 2014	December 28, 2013
	(In thousands)
Investment in Advanced Scientific Concepts, Inc.	$2,500	$2,500
Investment in InTouch Technologies, Inc.	8,001	8,001
	$10,501	$10,501
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
As of September 27, 2014, we had 562 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three and nine month periods ended September 27, 2014, strong growth in our global markets for home robots products drove increases in our home robots business unit revenue of 19% and 17%, respectively, as compared to the three and nine month periods ended September 28, 2013. These increases resulted primarily from expanded distribution of our Roomba 800 series robot, as well as continued growth in China. Revenue in our defense and security business unit increased 6% and decreased 37%, respectively, during the three and nine month periods ended September 27, 2014 compared to the three and nine month periods ended September 28, 2013.

During the three month period ended September 27, 2014, we recorded a net benefit to revenue and income before income taxes of $1.5 million, related to adjustments to our product returns reserves, with no such adjustment recorded in the three months ended September 28, 2013. During the nine month period ended September 27, 2014, we recorded a net benefit to revenue and income before income taxes of $3.2 million and $4.6 million, respectively, related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves during the nine month period ended September 28, 2013. The net adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.7	56.6	54.3	55.1
Gross margin	47.3	43.4	45.7	44.9
Operating expenses
Research and development	12.1	12.2	13.0	12.6
Selling and marketing	11.0	13.1	13.6	13.7
General and administrative	8.4	9.2	9.0	10.9
Total operating expenses	31.5	34.5	35.6	37.2
Operating income	15.8	8.9	10.1	7.7
Other income (expense), net	(0.2)	0.1	(0.1)	—
Income before income taxes	15.6	9.0	10.0	7.7
Income tax expense (benefit)	5.4	2.7	2.9	0.9
Net income	10.2%	6.3%	7.1%	6.8%

Comparison of Three and Nine Months Ended September 27, 2014 and September 28, 2013
Revenue

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$143,497	$124,501	$18,996	15.3%	$397,504	$361,058	$36,446	10.1%
Total revenue for the three months ended September 27, 2014 increased to $143.5 million, or 15.3%, compared to $124.5 million for the three months ended September 28, 2013. Revenue increased approximately $20.7 million, or 18.5%, in our home robots business unit and increased approximately $0.6 million, or 5.7%, in our defense and security robots business unit.
The $20.7 million increase in revenue from our home robots business unit for the three months ended September 27, 2014 was driven by a 8.9% increase in units shipped and a 8.4% increase in average selling price as compared to the three months ended September 28, 2013. In the three months ended September 27, 2014, domestic home robots revenue increased $11.2 million, or 31.2%, and international home robots revenue increased $9.5 million, or 12.6%, as compared to the three months ended September 28, 2013. Total home robots shipped in the three months ended September 27, 2014 were 573,000 units compared to 526,000 units in the three months ended September 28, 2013. The increase in sales of our home robots, both domestically and internationally, resulted primarily from broadened availability of our Roomba 800 series robot, which represented 36% of total home robots revenue in the three months ended September 27, 2014 and was introduced subsequent to September 28, 2013. Continued growth in China also contributed to the increase in international sales of our home robots.
The $0.6 million increase in revenue from our defense and security robots business unit for the three months ended September 27, 2014 was attributable to a $0.5 million increase in defense and security product revenue and a $0.1 million increase in contract revenue generated under research and development contracts. The $0.5 million increase in defense and security product revenue resulted primarily from increased sales of spare parts and accessories. Total defense and security robots shipped in the three months ended September 27, 2014 were 52 units compared to 43 units in the three months ended September 28, 2013, while average selling price decreased from $103 thousand in the three months ended September 28, 2013 to $86 thousand in the three months ended September 27, 2014. The increase in the number of units shipped and the decrease in average selling price resulted from increased sales of our lower-priced FirstLook robot in the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.
Total revenue for the nine months ended September 27, 2014 increased to $397.5 million, or 10.1%, compared to $361.1 million for the nine months ended September 28, 2013. Revenue increased approximately $53.7 million, or 16.8%, in our home robots business unit and decreased approximately $12.3 million, or 36.5%, in our defense and security robots business unit.
The $53.7 million increase in revenue from our home robots business unit for the nine months ended September 27, 2014 was driven by a 11.4% increase in units shipped and a 5.2% increase in average selling price as compared to the nine months ended September 28, 2013. In the nine months ended September 27, 2014, international home robots revenue increased $30.1 million, or 14.1%, and domestic home robots revenue increased $23.6 million, or 22.2%, as compared to the nine months ended September 28, 2013. Total home robots shipped in the nine months ended September 27, 2014 were 1,603,000 units compared to 1,439,000 units in the nine months ended September 28, 2013. The increase in sales of our home robots, both domestically and internationally, resulted primarily from broadened availability of our Roomba 800 series robot, which represented 30% of total home robots revenue in the nine months ended September 27, 2014 and was introduced subsequent to September 28, 2013. Continued growth in China also contributed to the increase in international sales of our home robots.
The $12.3 million decrease in revenue from our defense and security robots business unit for the nine months ended September 27, 2014 was attributable to an $8.3 million decrease in defense and security product revenue and a $4.0 million decrease in contract revenue generated under research and development contracts. In the nine months ended September 27, 2014, international defense and security robots business unit revenue increased $2.5 million, or 26.1%, and domestic defense and security robots business unit revenue decreased $14.8 million, or 61.2%, as compared to the nine months ended September 28, 2013. The $8.3 million decrease in defense and security product revenue resulted primarily from decreased sales of our FirstLook robots, as well as decreased sales of spare parts for our Small Unmanned Ground Vehicle and Packbot robots. The $4.0 million decrease in contract revenue was primarily due to a decrease in revenue related to the BCTM program, for which efforts were completed during the three months ended June 29, 2013. Total defense and security robots shipped in the nine months ended September 27, 2014 were 130 units compared to 485 units in the nine months ended September 28, 2013, while average selling price increased from $31 thousand in the nine months ended September 28, 2013 to

$75 thousand in the nine months ended September 27, 2014. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$75,608	$70,440	$5,168	7.3%	$215,784	$198,865	$16,919	8.5%
As a percentage of total revenue	52.7%	56.6%			54.3%	55.1%
Total cost of revenue increased to $75.6 million in the three months ended September 27, 2014, compared to $70.4 million in the three months ended September 28, 2013. Cost of revenue increased $6.8 million, or 11.7%, in our home robots business unit, and decreased $1.0 million, or 16.8%, in our defense and security business unit. The increase in cost of revenue for the three months ended September 27, 2014 in our home robots business unit is primarily due to the 8.9% increase in home robots units shipped and the product mix of those units as compared to the three months ended September 28, 2013. The decrease in cost of revenue for the three months ended September 27, 2014 in our defense and security business unit resulted from an unfavorable adjustment to product royalty costs of $0.6 million during the three months ended September 28, 2013, as well as the product mix of units sold during the three months ended September 27, 2014 compared to the three months ended September 28, 2013. These decreases were partially offset by the 20.9% increase in defense and security robots units shipped during the three months ended September 27, 2014 compared to the three months ended September 28, 2013.
Total cost of revenue increased to $215.8 million in the nine months ended September 27, 2014, compared to $198.9 million in the nine months ended September 28, 2013. Cost of revenue increased $24.6 million, or 15.1%, in our home robots business unit, and decreased $6.6 million, or 36.1%, in our defense and security business unit. The increase in cost of revenue for the nine months ended September 27, 2014 in our home robots business unit is primarily due to the 11.4% increase in home robots units shipped and the product mix of those units as compared to the nine months ended September 28, 2013. This increase was partially offset by incremental warranty reserves of $3.8 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, driven primarily by actual warranty experience in certain European markets, as well as the increase in home robot business unit revenue. The decrease in cost of revenue for the nine months ended September 27, 2014 in our defense and security business unit resulted from the 73.2% decrease in defense and security robots units shipped, offset by the product mix of those units, compared to the three months ended September 28, 2013.
Gross Margin

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$67,889	$54,061	$13,828	25.6%	$181,720	$162,193	$19,527	12.0%
As a percentage of total revenue	47.3%	43.4%			45.7%	44.9%
Gross margin increased $13.8 million, or 25.6%, to $67.9 million (47.3% of revenue) in the three months ended September 27, 2014 from $54.1 million (43.4% of revenue) in the three months ended September 28, 2013. Gross margin as a percentage of revenue in the home robots and defense and security business units increased 3.1 percentage points and 12.6 percentage points, respectively. The 3.1 percentage point increase in the home robots business unit resulted from sales of the higher margin Roomba 800 series robot, which represented 36% of home robots revenue in the three months ended September 27, 2014 and was introduced subsequent to September 28, 2013, as well as customer mix. The 12.6 percentage point increase in the defense and security business unit is attributable to an unfavorable adjustment to product royalty costs of $0.6 million during the three months ended September 28, 2013, as well as a cumulative revenue adjustment of $0.4 million based on actual indirect billing rates for 2013 submitted to DCMA in the three months ended September 27, 2014, compared to previously estimated billing rates for 2013.
Gross margin increased $19.5 million, or 12.0%, to $181.7 million (45.7% of revenue) in the nine months ended September 27, 2014 from $162.2 million (44.9% of revenue) in the nine months ended September 28, 2013. Gross margin as a percentage of revenue increased 0.7 percentage points in the home robots business unit, and decreased 0.4 percentage points in the defense and security business unit. The 0.7 percentage point increase in the home robots business unit resulted from sales of the higher margin Roomba 800 series robot, which represented 30% of home robots revenue in the nine months ended September 27, 2014 and was introduced subsequent to September 28, 2013, as well as customer mix. This increase was partially offset by incremental warranty reserves of $3.8 million, driven primarily by actual warranty experience in certain European markets, as well as the increase in home robot business unit revenue. The 0.4 percentage point decrease in the defense and security business unit is attributable to the unfavorable overhead leverage associated with the 36.5% decrease in the defense and security robots business unit revenue in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, partially offset by an unfavorable adjustment to product royalty costs of $0.6 million during the nine months ended September 28, 2013.
Research and Development

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$17,343	$15,212	$2,131	14.0%	$51,522	$45,617	$5,905	12.9%
As a percentage of total revenue	12.1%	12.2%			13.0%	12.6%
Research and development expenses increased $2.1 million, or 14.0%, to $17.3 million (12.1% of revenue) in the three months ended September 27, 2014 from $15.2 million (12.2% of revenue) in the three months ended September 28, 2013. This increase is primarily attributable to increases in consultant and other people-related costs of $1.9 million associated with increased headcount.
Research and development expenses increased $5.9 million, or 12.9%, to $51.5 million (13.0% of revenue) in the nine months ended September 27, 2014 from $45.6 million (12.6% of revenue) in the nine months ended September 28, 2013. This increase is primarily attributable to increases in consultant and other people-related costs of $4.0 million associated with increased headcount.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$15,844	$16,317	$(473)	(2.9)%	$53,911	$49,323	$4,588	9.3%
As a percentage of total revenue	11.0%	13.1%			13.6%	13.7%
Selling and marketing expenses decreased by $0.5 million, or 2.9%, to $15.8 million (11.0% of revenue) in the three months ended September 27, 2014 from $16.3 million (13.1% of revenue) in the three months ended September 28, 2013. This decrease is primarily attributable to additional media support in North America to support the launch of our Braava robot during the three months ended September 28, 2013.
Selling and marketing expenses increased by $4.6 million, or 9.3%, to $53.9 million (13.6% of revenue) in the nine months ended September 27, 2014 from $49.3 million (13.7% of revenue) in the nine months ended September 28, 2013. This increase is primarily attributable to $2.5 million in marketing displays, on-line media and other selling and marketing costs incurred to support the retail launch of the Roomba 800 series and Scooba 450 robots, as well as increases in people-related costs of $1.9 million driven by increased headcount during the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$12,008	$11,495	$513	4.5%	$35,938	$39,348	$(3,410)	(8.7)%
As a percentage of total revenue	8.4%	9.2%			9.0%	10.9%
General and administrative expenses increased by $0.5 million, or 4.5%, to $12.0 million (8.4% of revenue) in the three months ended September 27, 2014 from $11.5 million (9.2% of revenue) in the three months ended September 28, 2013. This increase is primarily attributable to a $0.7 million gain on the disposition of certain of our Maritime assets in the three months ended September 28, 2013, which reduced general and administrative expenses in the three months ended September 28, 2013.
General and administrative expenses decreased by $3.4 million, or 8.7%, to $35.9 million (9.0% of revenue) in the nine months ended September 27, 2014 from $39.3 million (10.9% of revenue) in the nine months ended September 28, 2013. This decrease is primarily attributable to decreased compensation and benefit costs of $2.9 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, as well as a $1.8 million intangible asset impairment recorded in the nine months ended September 28, 2013. These decreases are partially offset by increases in legal fees and other general and administrative costs in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$(374)	$152	$(526)	(346.1)%	$(469)	$(49)	$(420)	857.1%
As a percentage of total revenue	(0.2)%	0.1%			(0.1)%	—%
Other income (expense), net, amounted to $(0.4) million and $0.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Other income (expense), net, amounted to $(0.5) million and $0.0 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Other income (expense), net, for the three and nine month periods ended September 27, 2014 and September 28, 2013 consisted primarily of interest income offset by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$7,713	$3,385	$4,328	127.9%	$11,463	$3,403	$8,060	236.8%
As a percentage of pre-tax income	34.6%	30.3%			28.7%	12.2%
We recorded a tax provision of $7.7 million and $3.4 million for the three month periods ended September 27, 2014 and September 28, 2013, respectively. The $7.7 million provision for the three month period ended September 27, 2014 resulted in an effective income tax rate of 34.6%. The $3.4 million provision for the three month period ended September 28, 2013 resulted in an effective income tax rate of 30.3%. The increase in the effective income tax rate from 30.3% for the three month period ended September 28, 2013 to 34.6% for the three month period ended September 27, 2014 was primarily due to the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision, during the three month period ended September 28, 2013.

We recorded a tax provision of $11.5 million and $3.4 million for the nine month periods ended September 27, 2014 and September 28, 2013, respectively. The $11.5 million provision for the nine month period ended September 27, 2014 resulted in an effective tax rate of 28.7%. The $3.4 million provision for the nine month period ended September 28, 2013 resulted in an effective tax rate of 12.2%. The increase in the effective income tax rate from 12.2% for the nine month period ended September 28, 2013 to 28.7% for the nine month period ended September 27, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the nine month period ended September 27, 2014, compared to the release of $2.7 million of certain income tax reserves due to favorable conclusions of the IRS examination of our income tax returns for the years 2008, 2009 and 2010, the inclusion of the federal research and development tax credit in the 2013 income tax provision, which has not been enacted into law for inclusion in the 2014 income tax provision and the retroactive reinstatement of the federal research and development tax credit in 2013 during the nine month period ended September 28, 2013. In January 2013, legislation was enacted that included the extension of the federal research and development tax credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended them through December 31, 2013. As a result, we recorded a discrete benefit of $1.7 million related to 2012 during the nine month period ended September 28, 2013.
Liquidity and Capital Resources
At September 27, 2014, our principal sources of liquidity were cash and cash equivalents totaling $148.4 million, short-term investments of $38.3 million and accounts receivable of $68.3 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 27, 2014 and September 28, 2013, we spent $9.2 million and $5.3 million, respectively, on capital equipment.
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
The balance of cash and short-term investments of $186.8 million at September 27, 2014 is primarily the result of cash generated by operations and our on-going focus on managing working capital. As of September 27, 2014, we did not have any borrowings outstanding under our working capital line of credit and had $3.3 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows

Net cash used in operating activities for the nine months ended September 27, 2014 was $0.1 million, compared to the $10.8 million of net cash provided by operating activities for the nine months ended September 28, 2013. The net cash used in operating activities was primarily driven by a decrease in cash of $4.4 million resulting from an increase in accounts receivable of $29.0 million in 2014 compared to an increase of $24.6 million in 2013 as a result of normal billing and collection activities and timing of the billing in the respective periods, a decrease in cash of $8.1 million resulting from an increase in other assets of $5.4 million in 2014 compared to a decrease of $2.7 million in 2013 primarily as the result of an increase in prepaid taxes of $4.8 million in 2014 compared to a decrease of $3.2 million in 2013, a decrease in cash of $10.8 million resulting from a decrease in accrued compensation of $7.8 million in 2014 compared to an increase of $3.0 million in 2013 as a result of a larger pay-out of incentive compensation in 2014, offset by an increase in cash of $4.0 million resulting from net income of $28.4 million in 2014 compared to net income of $24.5 million in 2013, an increase in cash of $3.2 million resulting from an increase in inventory of $8.7 million in 2014 compared to an increase of $11.9 million in 2013, an increase in cash of $3.1 million resulting from an increase in accrued expenses of $2.9 million in 2014 related primarily to expenses accrued for the rework or replacement of products impacted by engineering changes, compared to a decrease of $0.2 million in 2013, and an increase in cash of $1.9 million resulting from a decrease in deferred revenue and customer advances of $2.4 million in 2014 compared to a decrease of $4.2 million in 2013.
Net cash used in investing activities for the nine months ended September 27, 2014 was $25.9 million, an increase of $14.4 million compared to the $11.5 million of net cash used in investing activities for the nine months ended September 28,

2013. Capital additions were $9.2 million and $5.3 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Proceeds from the sale of assets were zero and $0.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The proceeds in 2013 represent the funds received upon liquidation of certain assets associated with our former Maritime division. Cash used for strategic investments was zero and $2.0 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The $2.0 million used in 2013 represents an additional investment in the preferred shares of InTouch Technologies, Inc. following our initial investment of $6.0 million in 2012. The net purchase of investments was $16.7 million for the nine months ended September 27, 2014 and $4.9 million for the nine months ended September 28, 2013. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash provided by financing activities for the nine months ended September 27, 2014 was $9.0 million, a decrease of $4.7 million compared to the $13.7 million of net cash provided by financing activities for the nine months ended September 28, 2013. We generated $7.9 million and $12.4 million from the exercise of stock options during the nine months ended September 27, 2014 and September 28, 2013, respectively. We generated $2.7 million and $2.2 million of tax benefits from excess stock-based compensation deductions during the nine months ended September 27, 2014 and September 28, 2013, respectively. We spent $1.5 million and $0.9 million in the payment of income tax withholdings associated with restricted stock vesting during the nine months ended September 27, 2014 and September 28, 2013, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of September 27, 2014, the total amount available for borrowing under our credit facility was $75.0 million. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of September 27, 2014, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 27, 2014, we were in compliance with all covenants under the revolving credit facility.
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
As of September 27, 2014, we had letters of credit outstanding of $3.3 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 27, 2014, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of September 27, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity
At September 27, 2014, we had unrestricted cash and cash equivalents of $148.4 million and short term investments of $38.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 27, 2014, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined as a function of the LIBOR rate at the time of the borrowing. As of September 27, 2014, we do not have any borrowings outstanding under our working capital line of credit. As of September 27, 2014, we had letters of credit outstanding of $3.3 million under our revolving letter of credit facility.
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

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chairman and Chief Executive Officer, Glen Weinstein, Executive Vice President and Chief Legal Officer, Paolo Pirjanian, Executive Vice President and Chief Technology Officer, and George McNamee, Director) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: October 31, 2014	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith