Form 10-K
period 2014-12-27
IROBOT CORP
filed 2015-02-13
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 001-36414
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $1,160,000,000 based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 28, 2014.
As of February 9, 2015, there were 29,672,165 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 27, 2014. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 27, 2014

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
iRobot, Roomba, Ava,  Scooba, Mint, ViPR, NorthStar, Create, PackBot, FirstLook, iAdapt, Aware, Home Base, Looj, Braava, Kobra, AeroForce, uPoint, AeroVac, Mirra, and Virtual Wall are trademarks of iRobot Corporation.
Overview
iRobot Corporation (“iRobot” or the “Company” or “we”) designs and builds robots that empower people to do more. For nearly 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
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
Over the past twelve years, we have sold more than 13 million of our home care robots. During that time, we also sold more than 5,000 of our defense and security robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq, and more recently to state, local and international government entities. In 2013, we began selling remote presence telemedicine robots to InTouch Health for resale into the healthcare market as part of our joint development collaboration with InTouch Health. In 2014, we began selling the Ava 500 Video Collaboration robot, a remote presence solution for the enterprise market.
Our total revenue for 2014 was $556.8 million, which represents a 14% increase from 2013 revenue of $487.4 million. This increase in revenue was attributable to a $79.6 million increase in revenue in our home robots business as a direct result of growth in both domestic and international markets, which was primarily driven by expanded distribution of our Roomba 800 series robot worldwide, growth in China and the replacement of the Roomba 500 series robot with the higher-priced Roomba 600 series in club stores. The increase in home robots revenue was partially offset by a decrease in revenue of $4.5 million in our defense and security business related to reductions in new unmanned ground vehicle robots, associated with ongoing budget reductions within the U.S. government. We began selling our remote presence robots into the healthcare market and the enterprise market in 2013 and 2014, respectively. However, these sales have not yet generated meaningful revenue. Our home robots revenue represented 91% of our total 2014 revenue compared to 88% in 2013. We anticipate that our revenue for the next few years will be primarily driven by our rapidly growing home robots business and that our home robots revenue will continue to comprise approximately 90% of our total revenue in the near term.
We achieved a number of significant milestones in 2014 which we believe will assist us in continuing to generate profitable growth in 2015 and beyond. In particular:

•
We significantly expanded the distribution of our Roomba 800 series robot, featuring our new AeroForce Performance Cleaning System. Significant revenue and margin contribution, along with high customer ratings have made the Roomba 800 launch one of our most successful to date.

•
We continued to increase our investment in marketing programs in our home robots business, which resulted in greater brand awareness and revenue growth. Our strategy in 2015 will be similar with continued focus on brand awareness and customer conversion.

•
We announced the uPoint Multi-Robot Control (MRC) system, a universal control system for our line of defense and security robots. The uPoint MRC system, which is our first multi-robot tablet controller, provides precise and reliable control through an intuitive interface for any of our unmanned ground vehicles.

•
We launched the Ava 500 Video Collaboration robot which blends our autonomous navigation capabilities with Cisco’s TelePresence, to enable people working off-site to participate in meetings, presentations and events where movement and location spontaneity are important.

•
We continued our successful Science, Technology, Engineering and Math (STEM) outreach program with the launch of Create 2, a preassembled robot platform that gives educators, students and developers firsthand robotic programming experience.

•	We have seen significant growth in sales into China due to strong demand for our products, and this region will continue to be a focus of our Company.
Strategy
We are a technology company with the goal of designing and marketing innovative robots that empower people to do more. Every robot is created with a person in mind. We strive to drive innovation, serve as an industry catalyst and change the world by fueling the era of robots. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by delivering robotic technology-based remote presence and automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of autonomous navigation, manipulation and cloud connectivity and services. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, remote presence systems will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to improve the quality of life with robotic solutions requiring as little human physical intervention as possible. Key elements of our strategy include:
Talent: Investing in our people and our culture.    To develop and integrate the best technology and to be the most innovative robotics company, we must attract the most talented people across our functional areas. Our success is directly related to the talents and abilities of our workforce, and to a culture, work environment and leadership that supports its development and growth. Our strategy focuses on transforming our company into one of the most attractive workplaces for those seeking to participate in the robotics field.
Technology: Investing in robotic technology and products to build better robots.     A better robot lives in our world by moving around its environment more intelligently, by cooperating with the people it serves more compellingly, and by physically interacting with its surroundings more effectively. We strive to achieve and sustain world leadership with best-in-class technology in the areas of autonomy, navigation, cloud robotics and manipulation. Our superiority in user experience comes from leveraging the powerful capabilities of the connected world combined with thoughtful, intuitive design. We are committed to developing, maturing and integrating these technologies to support our business and make these a reality in our products. We implement these technologies with strict cost requirements to support our high-margin, profitable business model.
Tempo: Investing to improve our agility, speed and operational efficiency.    We strive to increase our pace of innovation and bring compelling products to market more quickly in a cost-effective and highly reliable form. We are committed to refining our innovation and product development culture and processes to deliver results faster by increasing the pace of development, gaining efficiencies through designing and leveraging modular architecture and reusable hardware and software components across products, and utilizing remote software updates and cloud computing to provide rapid cycles for release of new features in the installed base of our products.
Brand.  We invest in building a company with a vision, that strives to solve difficult problems, and empowers people to do more. We strive to achieve this image by designing high-quality robots with a recognizable look and feel and a streamlined ease of use, by employing impactful marketing, and by continuing to give back to the community. We invest in building and advertising one unified, global brand across all of our business units.

Technology
We are focused on behavior-based, artificially-intelligent systems developed to meet customer requirements in multiple market segments. Our systems are designed to move around their environments intelligently, by cooperating with the people they serve and by physically interacting with their surroundings.
Our robots rely on technology related to navigation, cloud robotics and manipulation to accomplish their missions autonomously.
Autonomy.    Our robots employ intelligent autonomy because, without autonomy, robots require human attention. Autonomy requires, among other things, advanced navigation and dynamically updated mapping. We seek to achieve and sustain a leadership position in navigation and mapping to enable a higher level of autonomy.
Navigation.    Our mobile robots navigate through their environment in a variety of ways. Some do it simply by reacting to encounters with obstacles. Others use more sophisticated means that make use of maps to plan out paths, track their travel, and determine their location in the environment. Intelligent navigation empowers our robots to operate autonomously with purposeful intent. Autonomous navigation is the key enabler for our current products, ranging from smarter robotic floor care products to autonomous Ava 500 robots and unmanned ground vehicles.
Cloud Robotics.    Connectivity and cloud services are important because they can leverage additional computational resources and capabilities. Cloud robotics refers to cloud-based shared services that solve robotic challenges and enhance robots’ capabilities. By using the power of off-board computing and storage, it is possible to develop algorithms that aid with object recognition, post-process and store large maps, and share data between multiple robots operating in the same environment. Cloud robotics allows our robots to maintain operating duration and mobility while continuing to implement advanced technology.
Manipulation.    Manipulation means physically interacting with the world to move or control objects. It is ultimately what sets robots apart from any other technology. It includes, but is not limited to, arms, hands and jamming balloons. For example, our defense and security robots employ manipulation capabilities with varying lifting capacity and range of motion.
Combining these four components, we have created proprietary, reusable building blocks of robotics capabilities, including mobility platforms, manipulators, navigation and control algorithms and user interfaces. Our technology building blocks typically allow us to take a known platform and modify it for a new mission instead of starting from scratch for each application. We believe this allows us to design and develop innovative robots quickly and cost-effectively.
Products
We design and market robots for the consumer, defense and security, telemedicine, and mobile video collaboration markets. With over two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery, building key partnerships to develop mission-critical payloads and creating robots that improve the standards of safety and living worldwide.
Consumer Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering a better way to clean and by freeing people from repetitive home cleaning tasks.
We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $299 to $699 based upon features and performance characteristics. Our Roomba robot's compact disc shape allows it to clean under kick boards, beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to manually vacuum -- it cleans automatically upon the push of a button or through scheduling. The Roomba 600 series robots offer a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as AeroVac technology and improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz. The Roomba 700 series robots offer improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual HEPA air filters that capture dust particles as fine as 0.3 microns. In 2013, we introduced the revolutionary Roomba 800 series robots that incorporate new brushless, counter-rotating extractors that amplify suction for superior performance over bristle brushes, while requiring less maintenance than previous Roomba models.
We currently offer the Braava automatic floor mopping robots designed exclusively for hard surface floors with a price of $299 based upon performance features. These robots provide a different cleaning approach than our Roomba products. The Braava automatically dusts and damp mops hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths, and includes a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp.

In January 2014, we introduced the Scooba 450 floor scrubbing robot with a price point of $599. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet. The Scooba 450 uses the new Scooba Three-Cycle Cleaning Process that automatically sweeps and pre-soaks, scrubs and finishes with a final squeegee while washing away bacteria.

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
Defense and Security Products
In defense and security product markets, we currently offer several unmanned ground vehicles. Our tactical ground robots include the combat-tested 510 PackBot, the 310 SUGV, the 110 FirstLook small, light, throwable robot, and the 710 Kobra multi-purpose robot capable of carrying heavy payloads. The PackBot, SUGV, FirstLook, and Kobra robots comprise a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots, which will begin to utilize the uPoint MRC system in 2015, a universal control system for our line of defense and security robots, are designed to keep war fighters and public safety officials out of harm's way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of December 27, 2014, we have delivered more than 5,000 robots to military and civil defense forces and research communities worldwide. The robots are currently priced between approximately $20,000 and $600,000 per unit, depending on model, configuration and quantities ordered.
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
The 110 FirstLook is an expandable, lightweight robot that performs persistent observation and investigates dangerous and hazardous material while keeping its operator out of harms way. The 310 SUGV is a lightweight, backpackable robot well- suited to dismounted operations. It has a modular design that accommodates a wide range of optional payloads and sensors, including a dexterous manipulator, and can easily climb stairs, roll over obstacles and enter inaccessible and dangerous areas. The 710 Kobra is a powerful, rugged, fast robot that supports or carries multiple and heavy payloads, and can lift up to 330 pounds.
Remote Presence Products
We currently have two products based upon our Ava mobile robotics platform. The U.S. Federal Drug and Administration approved RP-VITA telemedicine robot expands the reach of medical care by connecting physicians with patients from anywhere in the world. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health. The RP-VITA, which is sold to healthcare customers by InTouch Health, was introduced in 2012 and began shipping in early 2013. Our Ava 500 Video Collaboration robot, which we began selling in 2014, delivers autonomous telepresence to the enterprise market, enabling remote workers to more personally collaborate throughout the workplace. The Ava 500 blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings, presentations and events where movement and location spontaneity are important.
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

In 2011, we signed a joint development and licensing agreement with InTouch Health, a leading remote presence telemedicine solution provider, to explore potential opportunities for healthcare applications on iRobot platforms such as the Ava mobile robotics platform. This alliance resulted in the introduction in 2012 of the RP-VITA, the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health. Shipments of the RP-VITA began in early 2013.
In 2013, we signed a joint marketing agreement and have worked in close alliance with Cisco to bring our enterprise-grade Ava 500 Video Collaboration robot to market. The Ava 500, which blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings, presentations and events where movement and location spontaneity are important, began shipping in 2014 on a limited basis.
Our strategy of working closely with third parties extends to the design of our products. By offering extensible platforms designed to carry payloads, we have designed and manufactured our products to leverage the work of those individuals and organizations that offer specialized technological expertise. The PackBot, Kobra and FirstLook robots are designed with open interfaces that allow third-party developers to add payloads to our robots, improving their functionality.
Sales and Distribution Channels
We sell our products through distinct sales channels to the consumer, defense and security, telemedicine, and video collaboration markets. For the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, sales to non-U.S. customers accounted for 60.9%, 59.5% and 57.3% of total revenue, respectively. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, U.S. federal government orders, contracts and subcontracts accounted for 4.3%, 6.2% and 15.1% of total revenue, respectively. For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, we generated an aggregate of 29.8%, 33.2% and 30.6% of our revenue, respectively from our home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of our home robots.
Home Robots
In the United States and Canada, we sell our consumer products through a network of national retailers. In 2014, this network consisted of more than 30 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. In support of sales in the United States and Canada, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 50 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.
Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 6.1%, 5.9% and 6.3% of total home robots business unit revenue for fiscal 2014, 2013 and 2012, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Defense and Security
We sell our defense and security products directly to end users and indirectly through prime contractors and distributors. While the majority of defense and security products have been sold to date to various operations within the U.S. federal government, we also sell to state and local agencies as well as to international government organizations, research labs, nuclear and industrial companies and universities. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Italy, Brazil, Pakistan, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Qatar, Taiwan, South Africa and Canada.
Remote Presence
The RP-VITA telemedicine robot, which was jointly developed with InTouch Health and incorporates our Ava mobile robotics platform, is sold to healthcare customers by InTouch Health. Our Ava 500 Video Collaboration robot, which incorporates our Ava mobile robotics platform and Cisco’s TelePresence, is available from certified Cisco partners on a limited basis.

Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Defense and security customer representatives are usually former military personnel who are experienced in logistical and technical support requirements for military operations. Customer service for the RP-VITA product is provided by InTouch Health. Customer service for the Ava 500 is provided by iRobot.
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
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 15.5%, 14.7% and 15.2% of our total revenue in 2014, 2013 and 2012, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
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
Our innovative robots and public relations campaigns have generated extensive press coverage, and iRobot and our consumer robots have won several awards. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.
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
We outsource the manufacturing of our consumer products to four contract manufacturers, each of which manufactures at a single plant in China. We outsource the manufacturing of our defense and security robots to three contract manufacturers, all of which are located in the United States. We outsource our Ava mobile robotics platform to one contract manufacturer located in the United States.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, our research and development expenses were $69.4 million, $63.6 million and $57.1 million, or 12.5%, 13.1% and 13.1% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
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
As of December 27, 2014, we held 297 U.S. patents, more than 300 foreign patents, additional design registrations, and more than 400 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot, Roomba, Ava,  Scooba, Mint, ViPR, NorthStar, Create, PackBot, FirstLook, iAdapt, Aware, Home Base, Looj, Braava, Kobra, AeroForce, uPoint, AeroVac, Mirra, and Virtual Wall.  Our marks iRobot, Roomba, Virtual Wall, Scooba, and certain other trademarks, have also been registered in selected foreign countries.
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
Defense and Security Product Backlog
Our defense and security product backlog consists of written orders or contracts to purchase our products received from our defense and security customers. Total backlog of product sales to defense and security customers, which includes federal, state, local and foreign governments, and non-government customers, as of December 27, 2014, December 28, 2013 and December 29, 2012 amounted to approximately $18.2 million, $8.8 million and $11.4 million respectively. There can be no assurance that any of our backlog will result in revenue.
Employees
As of December 27, 2014, we had 572 full-time employees located in the United States and abroad. We believe that we have a good relationship with our employees.
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
Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. These fluctuations may be due to numerous factors including:

•	the size, timing and mix of orders from retail stores and international distributors for our home care robots;

•	the size and timing of orders from military and other government agencies;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	disruptions to our supply chain due to inclement weather, labor disruptions or other factors beyond our control;

•	seasonality in the sales of our military and consumer products;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	warranty costs associated with our consumer products;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.
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
Continued economic uncertainty and reductions in consumer spending, particularly in certain international markets such as the European Union and Japan, may result in reductions in sales of our consumer robots. Additionally, disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our retail customers, which would also impact purchases of our consumer robots. Any reduction in sales of our consumer robots, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
Because we are a global business that in 2014 generated approximately 61% of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These fluctuations may make our products more expensive to our distributors, which in turn may impact sales directly or the ability or willingness of our distribution partners to invest in growing product demand.
The majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
For the years ended December 27, 2014 and December 28, 2013, we derived 91.1% and 87.8% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
For the years ended December 27, 2014 and December 28, 2013, we derived 4.3% and 6.2% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. Further reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.
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
We have focused on selling our robots in the home floor care and defense markets. We are actively expanding into new markets, in particular remote presence robots for telemedicine and business collaboration, and we plan to expand into other markets. Efforts to expand our product offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
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
In the event that the robot market expands further, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. Increased competitive pressure could result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results.

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

We must comply with U.S. laws regulating the export of our products. In addition, we are required to obtain a license from the U.S. federal government to export our PackBot, Kobra and SUGV lines of defense and security robots. We cannot be sure of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could materially harm our business, operating results and ability to generate revenue.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended December 27, 2014 and December 28, 2013, sales to non-U.S. customers accounted for 60.9% and 59.5% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
If we suffer any data breaches involving the designs, schematics or source code for our products, our brand, business and financial results could be adversely affected.
We attempt to securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. In addition, we work with e-commerce providers who hold significant sensitive customer data. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our brand, business and financial results.
The effects of new regulations relating to conflict minerals may adversely affect our business.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products.  However, the implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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

	High	Low
Fiscal 2013:
First quarter	$25.76	$18.25
Second quarter	$40.12	$23.76
Third quarter	$41.12	$30.85
Fourth quarter	$38.46	$28.90
Fiscal 2014:
First quarter	$48.36	$32.93
Second quarter	$44.43	$30.11
Third quarter	$42.00	$30.24
Fourth quarter	$38.10	$29.73
As of February 9, 2015, there were approximately 29,672,165 shares of our common stock outstanding held by approximately 105 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 9, 2015 was $29.94 per share.
Issuer Purchases of Equity Securities
The following is a summary of our repurchases of our common stock during the three months ended December 27, 2014:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning September 28, 2014 and ended October 25, 2014	55,973	$29.97	55,973	$48,300,000
Fiscal month beginning October 26, 2014 and ended November 22, 2014	—	—	—	48,300,000
Fiscal month beginning November 23, 2014 and ended December 27, 2014	—	—	—	48,300,000
Total	55,973	$29.97	55,973	$48,300,000
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)	On April 2, 2014, we announced the adoption of our stock repurchase program. Under the program, we may purchase up to $50 million of our common stock from May 1, 2014 to April 30, 2015.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical financial data set forth below as of December 27, 2014 and December 28, 2013 and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 27, 2014 and December 28, 2013 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 27, 2014 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 29, 2012, December 31, 2011 and January 1, 2011 and for the years ended December 31, 2011 and January 1, 2011 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. Because the classification of certain expenses on the income statement changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2014 and 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the year ended December 29, 2012 included herein conform to the fiscal year 2014 and 2013 presentation. Similarly, the following selected consolidated financial data reflects the reclassified amounts for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue	$556,846	$487,401	$436,244	$465,500	$400,952
Cost of revenue	298,791	266,247	241,896	257,847	236,901
Gross margin	258,055	221,154	194,348	207,653	164,051
Operating expenses
Research and development	69,408	63,649	57,066	60,100	51,185
Selling and marketing	86,091	71,529	66,412	50,477	42,778
General and administrative	49,439	53,358	45,698	43,753	36,618
Total operating expenses	204,938	188,536	169,176	154,330	130,581
Operating income	53,117	32,618	25,172	53,323	33,470
Net income	$37,803	$27,641	$17,297	$40,191	$25,514
Net income per common share basic	$1.28	$0.97	$0.63	$1.50	$1.00
Diluted	$1.25	$0.94	$0.61	$1.44	$0.96
Shares used in per common share calculations
Basic	29,485	28,495	27,577	26,712	25,394
Diluted	30,210	29,354	28,301	27,924	26,468

	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$185,957	$165,404	126,770	166,308	108,383
Short term investments	36,166	21,954	12,430	17,811	13,928
Total assets	493,213	416,337	354,313	332,213	254,331
Total liabilities	102,777	85,648	78,496	89,255	79,424
Total stockholders’ equity	390,436	330,689	275,817	242,958	174,907

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Ava, our home robots, defense and security robots and remote presence robots business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more. For nearly 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
As of December 27, 2014, we had 572 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robot-based products.
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

Our total revenue for 2014 was $556.8 million, which represents a 14% increase from 2013 revenue of $487.4 million. This increase in revenue was largely attributable to a $79.6 million increase in revenue in our home robots business as a direct result of growth in both domestic and international markets, which was primarily driven by expanded distribution of our Roomba 800 series robot worldwide, growth in China and the replacement of the Roomba 500 series robot with the higher-priced Roomba 600 series in club stores. The increase in home robots revenue was partially offset by a decrease in revenue of $4.5 million in our defense and security business related to continued budget reductions within the U.S. government in 2014. We began selling our remote presence robots into the healthcare market and the enterprise market in 2013 and 2014, respectively. However, these sales did not generate meaningful revenue in 2014 or 2013. Our home robots revenue represented 91% of our total 2014 revenue compared to 88% in 2013. We anticipate that our revenue for the next few years will be primarily driven by our rapidly growing home technology business and that our home robots revenue will comprise approximately 90% of our total revenue in the near term.
Our total revenue for 2013 was $487.4 million, which represents a 12% increase from 2012 revenue of $436.2 million. This increase in revenue was largely attributable to a $71.0 million increase in revenue in our home robots business as a direct result of growth in both domestic and international markets. The increase in home robots revenue was partially offset by a decrease in revenue of $20.9 million in our defense and security business related to reductions in new unmanned ground vehicle robots, associated with ongoing budget reductions within the U.S. government. Our home robots revenue represented 88% of our total 2013 revenue compared to 82% in 2012.
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
We currently derive a majority of our product revenue from the sale of our home cleaning robots, and to a lesser extent, our PackBot, FirstLook, SUGV and Kobra defense and security robots, and product life cycle revenue related to these robots. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, product revenues accounted for 99.2%, 98.0% and 95.9% of total revenue, respectively. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, our funded research and development contracts accounted for approximately 0.8%, 2.0% and 4.1% of our total revenue, respectively.
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, approximately 75.7%, 75.3% and 75.4%, respectively, of our home robot product revenue resulted from sales to 15 customers, which were comprised of both domestic retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 6.1%, 5.9% and 6.3% of our home robot product revenue for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution.
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, sales to non-U.S. customers accounted for 60.9%, 59.5% and 57.3% of total revenue, respectively.
Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. During 2014, we recorded a net benefit to revenue and income before income taxes of $4.3 million and $5.7 million, respectively, related to adjustments to our product returns reserves, compared to a net benefit to both revenue and income before income taxes of $7.9 million and $11.0 million related to adjustments to our product returns reserves during fiscal 2013 and 2012, respectively. The net adjustments recorded in 2014 and 2013 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, and the favorable adjustments in 2012 were directly attributable to contractual modifications limiting our defective returns liability with certain customers, as well as overall lower defective returns experience.
Revenue from our defense and security robots business are occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from defense and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). While the growth of our international consumer business, which is less seasonal than our domestic consumer business, has decreased this seasonality in recent years, a significant portion of our revenue was recorded in the second half of 2014 and we expect this trend to continue into 2015.

Cost of Revenue
Cost of revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics, warranty, third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, total cost of revenue was 53.7%, 54.6% and 55.4% of total revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have recently been increasing. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our home robots could increase in the future.
Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, gross margin was 46.3%, 45.4% and 44.6% of total revenue, respectively.
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
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, research and development expense was $69.4 million, $63.6 million and $57.1 million, or 12.5%, 13.1% and 13.1% of total revenue, respectively.
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
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 selling, general and administrative expense was $135.5 million, $124.9 million and $112.1 million, or 24.3%, 25.6% and 25.7% of total revenue, respectively.
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
Revenue Recognition
We derive our revenue from product sales and, to a lesser extent, government and commercial research and development contracts. We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic and Canadian resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. We also provide limited rights of returns for direct-to-consumer sales generated through our on-line stores. Accordingly, we reduce revenue for our estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the reseller agreements, historical returns experience and various other assumptions that we believe are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that we have enough actual returns experience for the new products, which is typically two holiday returns cycles. At that time, we incorporate that data into the development of returns estimates for the new products. We update our analysis of returns on a quarterly basis. If actual returns differ significantly from our estimates, or if modifications to individual reseller agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on our results of operations for the period in which the actual returns become known or the reseller agreement is modified. Our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (CPFF) type contracts, we recognize revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). We submit on an annual basis final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where our final actual billing rates are greater than the estimated rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 27, 2014, fiscal years 2012 through 2014 are open for audit by DCAA. In the situation where our anticipated actual billing rates will be lower than the provisional rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.

Accounting for Stock-Based Awards
We recognized $4.1 million of stock-based compensation expense during the fiscal year ended December 27, 2014 for stock options. The unamortized fair value as of December 27, 2014 associated with these grants was $6.6 million with a weighted-average remaining recognition period of 2.47 years.
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 27, 2014 was $15.87.
During the fiscal year ended December 27, 2014, we recognized $9.7 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at December 27, 2014, was $20.1 million.
We have assumed a forfeiture rate for all stock options and restricted stock-based units. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
Accounting for stock-based awards requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives to value equity-based compensation.
Accounting for Income Taxes
We are subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by federal and state tax authorities is closed for fiscal years prior to 2011. Federal and state carryforward attributes that were generated prior to fiscal year 2011 may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
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
As of December 28, 2013, we maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition, which occurred in October 2012. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not.
Warranty
We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period, and our defense and security spares and remote presence robots, which typically have a warranty period of less than one year) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. Actual results could differ from these estimates, which could cause increases or decreases to our warranty reserves in future periods.
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

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Revenue	$556,846	$487,401	$436,244
Cost of revenue (1)	298,791	266,247	241,896
Gross margin	258,055	221,154	194,348
Operating expenses
Research and development(1)	69,408	63,649	57,066
Selling and marketing(1)	86,091	71,529	66,412
General and administrative(1)	49,439	53,358	45,698
Total operating expenses	204,938	188,536	169,176
Operating income	53,117	32,618	25,172
Other income (expense), net	(708)	(203)	435
Income before income taxes	52,409	32,415	25,607
Income tax expense	14,606	4,774	8,310
Net income	$37,803	$27,641	$17,297
 ___________________

(1)	Stock-based compensation recorded in fiscal 2014, 2013 and 2012 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Cost of revenue	$865	$700	$889
Research and development	3,359	2,700	1,904
Selling and marketing	1,296	1,246	808
General and administrative	8,258	8,763	7,382

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	53.7	54.6	55.4
Gross margin	46.3	45.4	44.6
Operating expenses
Research and development	12.5	13.1	13.1
Selling and marketing	15.5	14.7	15.2
General and administrative	8.9	10.9	10.5
Total operating expenses	36.9	38.7	38.8
Operating income	9.4	6.7	5.8
Other income (expense), net	(0.1)	—	0.1
Income before income taxes	9.3	6.7	5.9
Income tax expense	2.6	1.0	1.9
Net income	6.7%	5.7%	4.0%
Comparison of Years Ended December 27, 2014 and December 28, 2013
Revenue

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$556,846	$487,401	$69,445	14.2%
Our revenue increased 14.2% to $556.8 million in fiscal 2014 from $487.4 million in fiscal 2013. Revenue increased $79.6 million, or 18.6%, in our home robots business unit, and decreased $4.5 million, or 9.0%, in our defense and security business unit.
The $79.6 million increase in revenue from our home robots business unit was driven by a 12.5% increase in units shipped and a 6.1% increase in net average selling price. In fiscal 2014, international home robots revenue increased $46.0 million, or 16.8%, and domestic home robots revenue increased $33.5 million, or 21.8%, compared to fiscal 2013. Total home robots shipped in fiscal 2014 were 2,174,000 units compared to 1,933,000 units in fiscal 2013. The increase in both domestic and international home robots revenue was primarily driven by expanded distribution of our Roomba 800 series robot worldwide, and the replacement of the Roomba 500 series robot with the higher-priced Roomba 600 series in club stores. International home robots revenue growth was further supported by strong demand in China, where revenue increased over 200% in fiscal 2014 compared to fiscal 2013.
The $4.5 million decrease in revenue from our defense and security robots business unit was driven by a $4.7 million decrease in defense and security robot revenue and a $1.2 million decrease in recurring contract development revenue generated under research and development contracts, partially offset by a $1.4 million increase in product life cycle revenue (spare parts, accessories). Total defense and security robots shipped in fiscal 2014 were 265 units compared to 534 units in fiscal 2013, while the net average selling price of our defense and security robots increased from approximately $36 thousand in fiscal 2013 to approximately $56 thousand in fiscal 2014. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in fiscal 2014 as compared to fiscal 2013. The $1.2 million decrease in contract revenue was primarily due to a decrease in revenue related to the U.S. Army's Brigade Combat Team Modernization program, for which efforts were completed during the first half of fiscal 2013. The $1.4 million increase in product life cycle revenue was due to an increase in Packbot upgrades, partially offset by decreases in FirstLook and SUGV spares. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security robots business unit and contributed to the decrease in period-over-period revenue in this business unit. We cannot predict with any certainty the extent to which these funding delays will continue.

Cost of Revenue

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$298,791	$266,247	$32,544	12.2%
As a percentage of total revenue	53.7%	54.6%
Total cost of revenue increased $32.5 million, or 12.2% to $298.8 million in fiscal 2014, compared to $266.2 million in fiscal 2013. The increase is primarily due to the 12.5% increase in home robot units shipped, as well as the increase in per unit costs of defense and security robots driven by a lower mix of the lower-cost FirstLook robot in fiscal 2014 compared to fiscal 2013. These increases are partially offset by the 50.4% decrease in defense and security units shipped in fiscal 2014 as compared to fiscal 2013.
Gross Margin

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$258,055	$221,154	$36,901	16.7%
As a percentage of total revenue	46.3%	45.4%
Gross margin increased $36.9 million, or 16.7%, to $258.1 million (46.3% of revenue) in fiscal 2014 from $221.2 million (45.4% of revenue) in fiscal 2013. The increase in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 1.2 percentage points, partially offset by the defense and security business unit gross margin decreasing 3.7 percentage points. The 1.2 percentage point increase in the home robots business unit was primarily driven by favorable product and customer mix, with increased volume of higher margin Roomba 800 and 600 series robots in fiscal 2014 compared to fiscal 2013. During 2014, we recorded a net benefit to revenue and gross margin of $4.3 million and $5.7 million, respectively, related to adjustments to our product returns reserves, compared to a net benefit to both revenue and gross margin of $7.9 million related to adjustments to our product returns reserves during fiscal 2013. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. The favorable product and customer mix was partially offset by the decrease in favorable adjustments to our product returns reserve in fiscal 2014 compared to fiscal 2013. The 3.7 percentage point decrease in the defense and security robots business unit is attributable to unfavorable overhead leverage associated with the 9.0% decrease in the defense and security robots business unit revenue.

Research and Development

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total research and development	$69,408	$63,649	$5,759	9.0%
As a percentage of total revenue	12.5%	13.1%
Research and development expenses increased $5.8 million, or 9.0%, to $69.4 million (12.5% of revenue) in fiscal 2014 from $63.6 million (13.1% of revenue) in fiscal 2013. This increase is attributable to increased efforts in product development and continued product enhancements, including increases in consultant and other people-related costs of $3.5 million in 2014 compared to 2013.
Selling and Marketing

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$86,091	$71,529	$14,562	20.4%
As a percentage of total revenue	15.5%	14.7%

Selling and marketing expenses increased by $14.6 million, or 20.4%, to $86.1 million (15.5% of revenue) in fiscal 2014 from $71.5 million (14.7% of revenue) in fiscal 2013. This increase is primarily attributable to $11.6 million in promotions, marketing displays, on-line media and other selling and marketing costs incurred to support the retail launch of the Roomba 800 series and Scooba 450 robots and our continued global marketing and branding efforts, as well as increases in people-related costs of $2.6 million driven by increased headcount in fiscal 2014 compared to fiscal 2013.
General and Administrative

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
General and administrative	$49,439	$53,358	$(3,919)	(7.3)%
As a percentage of total revenue	8.9%	10.9%

General and administrative expenses decreased by $3.9 million, or 7.3%, to $49.4 million (8.9% of revenue) in fiscal 2014 from $53.4 million (10.9% of revenue) in fiscal 2013. This decrease is primarily attributable to a $3.9 million decrease in people-related costs. Additionally, we recorded a $1.8 million write-down of an intangible asset in fiscal 2013, resulting from a decision made in 2013 to refocus our funded research activities that significantly reduced our utilization of the technology associated with the intangible asset, with no such write-down in fiscal 2014. These decreases are partially offset by increases in consulting and other miscellaneous general and administrative costs.
Other Income (Expense), Net

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Other Income (expense), net	$(708)	$(203)	$(505)	248.8%
As a percentage of total revenue	(0.1)%	0.0%
Other income (expense), net, amounted to $(0.7) million and $(0.2) million for fiscal 2014 and fiscal 2013, respectively, and consisted primarily foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, offset by interest income.
Income Tax Provision

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$14,606	$4,774	$9,832	205.9%
As a percentage of pre-tax income	27.9%	14.7%
We recorded an income tax provision of $14.6 million and $4.8 million for fiscal 2014 and fiscal 2013, respectively. The $14.6 million income tax provision for fiscal 2014 was based upon a 2014 effective income tax rate of 31.5% plus a net income tax benefit of $1.9 million primarily resulting from the release of $2.1 million of valuation allowance related to certain state tax attributes of Evolution Robotics, Inc. The $4.8 million provision for fiscal 2013 was based upon a 2013 effective income tax rate of 28.5% plus a net income tax benefit of $4.5 million primarily resulting from the extension of the federal research and development tax credit in 2013 and the settlement of uncertain tax positions upon completion of an IRS audit.
In January 2013, legislation was enacted that included the extension of the federal research and development tax credits. The legislation retroactively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded a discrete benefit of approximately $1.7 million related to 2012 in 2013.
The federal research and development tax credit expired at the end of 2014. The federal research and development tax credit has not yet been enacted for 2015 and, unless retroactively reinstated, will cause our 2015 effective tax rate to increase.
The increase in the effective tax rate from 28.5% in 2013 to 31.5% in 2014 was primarily due to a smaller research and development credit in 2014 as compared to 2013 and an increase in state tax expense in 2014 as compared to 2013.

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
We recorded an income tax provision of $4.8 million and $8.3 million for fiscal 2013 and fiscal 2012, respectively. The $4.8 million income tax provision for fiscal 2013 was based upon a 2013 effective income tax rate of 28.5% plus a net income tax benefit of $4.5 million primarily resulting from the extension of the federal research and development tax credit in 2013 and the settlement of uncertain tax positions upon completion of an IRS audit. The $8.3 million provision for fiscal 2012 was based upon a 2012 effective income tax rate of 30.3% plus a net income tax expense of $0.6 million primarily resulting from the true-up of prior year permanent items.
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
Liquidity and Capital Resources
At December 27, 2014, our principal sources of liquidity were cash and cash equivalents totaling $186.0 million, short-term investments of $36.2 million and accounts receivable of $71.1 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, we spent $13.8 million, $6.8 million and $6.8 million respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security products consists mostly of components, as well as carefully-managed levels of sub-assemblies. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.

The balance of cash, cash equivalents and short-term investments of $222.1 million at December 27, 2014 is primarily the result of our increased profitability, as well as our on-going focus on managing working capital. In 2014, we generated $40.6 million of cash from operations. As of December 27, 2014, we did not have any borrowings outstanding under our working capital line of credit and had $3.2 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows
Comparison of Years Ended December 27, 2014 and December 28, 2013
Net cash provided by operating activities for the fiscal year ended December 27, 2014 was $40.6 million, a decrease of $1.3 million compared to the $41.9 million of net cash provided by operating activities for the fiscal year ended December 28, 2013. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash of $23.9 million resulting from an increase in accounts receivable (including unbilled revenues) of $33.5 million in 2014 compared to an increase of $9.6 million in 2013, primarily due to an increase in 2014 revenue, normal billing and collection activities and timing of the billing in the respective periods, and a decrease in cash of $11.1 million resulting from a decrease in accrued compensation of $3.4 million in 2014 compared to an increase in accrued compensation of $7.8 million in 2013 reflecting a higher accrual for incentive compensation in 2013 compared to the prior year and to the accrual in 2014. These decreases were partially offset by an increase in cash of $10.2 million resulting from net income of $37.8 million in 2014 compared to net income of $27.6 million in 2013, an increase in cash of $18.0 million resulting from an increase in accounts payable of $16.2 million in 2014 compared to a decrease in accounts payable of $1.7 million in 2013 as a result of normal purchasing and vendor payment activities, and an increase in cash of $7.0 million resulting from an increase in inventory of $2.4 million in 2014 compared to an increase of $9.4 million in 2013, primarily due to an increase in 2014 revenue and a decrease in the days of inventory on hand to 53 days in 2014 from 63 days in 2013.
Net cash used in investing activities for the fiscal year ended December 27, 2014 was $28.7 million, an increase of $10.7 million compared to the $18.1 million of net cash used in investing activities for the fiscal year ended December 28, 2013. This increase in net cash used in investing activities was primarily due to an increase in the purchase of property and equipment of $6.9 million, with purchases of $13.8 million, including $3.5 million for leasehold improvements in our Bedford, Massachusetts office, compared to purchases of $6.8 million in 2013, and an increase in the net purchase of marketable securities of $4.8 million, with net purchase of marketable securities of $14.7 million in 2014 compared to the net purchase of marketable securities of $9.9 million in 2013. This increase was partially offset by a decrease in cash paid for acquisitions and strategic investments of $1.8 million, with a strategic investment of $250 thousand in the preferred shares of Paracosm, Inc. in 2014 compared to $2.0 million paid for the purchase of the preferred shares of InTouch Technologies, Inc. in 2013.
Net cash provided by financing activities for the fiscal year ended December 27, 2014 was $8.7 million, a decrease of $6.1 million compared to the $14.8 million of net cash provided by financing activities for the fiscal year ended December 28, 2013. The decrease is due primarily to a decrease in the proceeds from stock option exercises of $4.7 million and an increase in funds used for the repurchase of shares, with repurchases of $1.7 million in 2014 compared to zero in 2013.
Comparison of Years Ended December 28, 2013 and December 29, 2012
Net cash provided by operating activities for the fiscal year ended December 28, 2013 was $41.9 million, an increase of $4.0 million compared to the $37.9 million of net cash provided by operating activities for the fiscal year ended December 29, 2012. The increase in net cash provided by operating activities was primarily driven by an increase in cash of $10.3 million resulting from net income of $27.6 million in 2013 compared to net income of $17.3 million in 2012, an increase in cash of $13.9 million resulting from an increase in accrued compensation of $7.8 million in 2013 compared to a decrease in accrued compensation of $6.1 million in 2012 reflecting a higher accrual for incentive compensation in 2013, an increase in cash of $6.9 million resulting from a decrease in accounts payable of $1.7 million in 2013 compared to a decrease in accounts payable of $8.7 million in 2012 as a result of normal purchasing and vendor payment activities, an increase in cash of $4.9 million resulting from a decrease in other assets of $2.0 million in 2013 compared to an increase in other assets of $2.9 million in 2012, resulting primarily from a decrease in prepaid income taxes in 2013 compared to an increase in prepaid income taxes in 2012, and an increase in cash of $3.0 million resulting from an increase in deferred income taxes of $0.8 million in 2013 compared to an increase of $3.8 million in 2012, resulting primarily from the addition of deferred tax assets associated with the acquisition of Evolution Robotics in 2012 and the net effect of changes in deferred tax assets and liabilities associated with operating assets and liabilities. These increases were partially offset by a decrease in cash of $25.5 million resulting from an increase in accounts receivable (including unbilled revenue) of $9.9 million in 2013 compared to a decrease of $15.6 million in 2012, primarily due to an increase in 2013 revenue and an increase in the DSO (days sales outstanding) to 29 days in 2013 from 28 days in 2012, and a decrease in cash of $8.6 million resulting from an increase in inventory of $9.4 million in 2013 compared to an increase of $0.8 million in 2012, primarily due to an increase in 2013 revenue and an increase in the days of inventory on hand to 63 days in 2013 from 61 days in 2012.
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
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 27, 2014, the total amount available for borrowing under our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of December 27, 2014, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of December 27, 2014, we were in compliance with all covenants under the revolving credit facility.
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
As of December 27, 2014, we had letters of credit outstanding of $3.2 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of December 27, 2014, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services. Other obligations consist of software licensing arrangements and advertising agreements for corporate branding. The following table describes our commitments to settle contractual obligations in cash as of December 27, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$3,460	$5,053	$4,766	$794	$14,073
Other obligations	523	125	—	—	648
Total	$3,983	$5,178	$4,766	$794	$14,721

At December 27, 2014, we had outstanding purchase orders aggregating approximately $78.1 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of December 27, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We do not believe that the impact of this amendment will be material to our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the potential impact of ASU No. 2014-12 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the potential impact of ASU No. 2014-09 on our consolidated financial statements.

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently assessing the future impact of ASU No. 2014-08 on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists”, related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This guidance clarifies prior guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date.  This guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.  The impact of this amendment on our consolidated financial statements was not material.
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

Interest Rate Sensitivity
At December 27, 2014, we had unrestricted cash and cash equivalents of $186.0 million and short term investments of $36.2 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 27, 2014, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At December 27, 2014, we had letters of credit outstanding of $3.2 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 2015

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2014	December 28, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$185,957	$165,404
Short term investments	36,166	21,954
Accounts receivable, net of allowance of $67 at December 27, 2014 and December 28, 2013	71,056	39,348
Unbilled revenue	2,614	856
Inventory	47,857	46,107
Deferred tax assets	21,505	20,144
Other current assets	9,704	6,848
Total current assets	374,859	300,661
Property and equipment, net	31,297	23,661
Deferred tax assets	8,409	10,095
Goodwill	48,751	48,751
Intangible assets, net	19,146	22,668
Other assets	10,751	10,501
Total assets	$493,213	$416,337
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,256	$41,344
Accrued expenses	18,701	14,880
Accrued compensation	16,235	19,606
Deferred revenue and customer advances	3,849	5,085
Total current liabilities	99,041	80,915
Long term liabilities	3,736	4,733
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 29,644,602 and 28,935,253 shares issued and outstanding at December 27, 2014 and December 28, 2013, respectively	297	289
Additional paid-in capital	249,409	227,175
Retained earnings	140,881	103,078
Accumulated other comprehensive income	(151)	147
Total stockholders’ equity	390,436	330,689
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$493,213	$416,337
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands, except per share amounts)
Revenue	$556,846	$487,401	$436,244
Cost of revenue(1)	298,791	266,247	241,896
Gross margin	258,055	221,154	194,348
Operating expenses:
Research and development(1)	69,408	63,649	57,066
Selling and marketing(1)	86,091	71,529	66,412
General and administrative(1)	49,439	53,358	45,698
Total operating expenses	204,938	188,536	169,176
Operating income	53,117	32,618	25,172
Other income (expense), net	(708)	(203)	435
Income before income taxes	52,409	32,415	25,607
Income tax expense	14,606	4,774	8,310
Net income	$37,803	$27,641	$17,297
Net income per share
Basic	$1.28	$0.97	$0.63
Diluted	$1.25	$0.94	$0.61
Number of shares used in per share calculations
Basic	29,485	28,495	27,577
Diluted	30,210	29,354	28,301
 __________________________

(1)	Stock-based compensation recorded in fiscal 2014, 2013 and 2012 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Cost of revenue	$865	$700	$889
Research and development	3,359	2,700	1,904
Selling and marketing	1,296	1,246	808
General and administrative	8,258	8,763	7,382
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Net income, as reported	$37,803	$27,641	$17,297
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	(298)	(52)	48
Total comprehensive income	$37,505	$27,589	$17,345
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at December 31, 2011	27,216,555	$272	$184,395	$58,140	$151	$242,958
Issuance of common stock for exercise of stock options	390,956	4	4,322			4,326
Conversion of deferred compensation	823	—	—			—
Vesting of restricted stock units	204,053	2	(2)			—
Tax benefit of excess stock based compensation deduction			902			902
Amortization of deferred compensation relating to stock options and restricted stock			10,983			10,983
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(30,728)		(784)			(784)
Unrealized gain/(loss) on short term investment					48	48
Directors' deferred compensation			87			87
Net income				17,297		17,297
Balance at December 29, 2012	27,781,659	$278	$199,903	$75,437	$199	$275,817
Issuance of common stock for exercise of stock options	840,951	8	13,621			13,629
Conversion of deferred compensation	9,780	—	—			—
Vesting of restricted stock units	348,141	3	(3)			—
Tax benefit of excess stock based compensation deduction			1,413			1,413
Amortization of deferred compensation relating to stock options and restricted stock			13,409			13,409
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(45,278)		(1,212)			(1,212)
Unrealized gain/(loss) on short term investment					(52)	(52)
Directors' deferred compensation			44			44
Net income				27,641		27,641
Balance at December 28, 2013	28,935,253	$289	$227,175	$103,078	$147	$330,689
Issuance of common stock for exercise of stock options	486,252	5	8,938			8,943
Vesting of restricted stock units	318,367	3	(3)			—
Tax benefit of excess stock based compensation deduction			2,776			2,776
Amortization of deferred compensation relating to stock options and restricted stock			13,778			13,778
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(39,297)		(1,626)			(1,626)
Unrealized gain/(loss) on short term investment					(298)	(298)
Directors' deferred compensation			49			49
Stock repurchases	(55,973)		(1,678)			(1,678)
Net income				37,803		37,803
Balance at December 27, 2014	29,644,602	$297	$249,409	$140,881	$(151)	$390,436
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$37,803	$27,641	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,049	12,169	11,672
Loss on disposal of property and equipment	246	189	1,332
Goodwill and intangible assets impairment	—	1,988	—
Stock-based compensation	13,778	13,409	10,983
Deferred income taxes, net	3,101	(768)	(3,763)
Tax benefit of excess stock based compensation deductions	(3,051)	(2,406)	(1,445)
Non-cash director deferred compensation	49	44	87
Changes in operating assets and liabilities — (use) source
Accounts receivable	(31,708)	(9,935)	15,560
Unbilled revenue	(1,758)	340	1,166
Inventory	(2,387)	(9,365)	(807)
Other assets	(2,856)	1,980	(2,892)
Accounts payable	16,249	(1,743)	(8,684)
Accrued expenses	3,695	1,255	(656)
Accrued compensation	(3,371)	7,751	(6,106)
Deferred revenue	(1,236)	(1,172)	4,730
Long term liabilities	(997)	515	(613)
Net cash provided by operating activities	40,606	41,892	37,861
Cash flows from investing activities:
Additions of property and equipment	(13,774)	(6,829)	(6,770)
Change in other assets	(250)	(2,000)	(6,000)
Purchase of Evolution Robotics, Inc., net of cash received	—	—	(74,530)
Purchase of investments	(31,219)	(17,946)	(5,086)
Sales of investments	16,500	8,044	10,000
Proceeds from sale of assets	—	650	—
Net cash used in investing activities	(28,743)	(18,081)	(82,386)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(1,626)	(1,212)	(784)
Proceeds from stock option exercises	8,943	13,629	4,326
Stock repurchases	(1,678)	—	—
Tax benefit of excess stock based compensation deductions	3,051	2,406	1,445
Net cash provided by financing activities	8,690	14,823	4,987
Net increase (decrease) in cash and cash equivalents	20,553	38,634	(39,538)
Cash and cash equivalents, at beginning of period	165,404	126,770	166,308
Cash and cash equivalents, at end of period	$185,957	$165,404	$126,770
Supplemental disclosure of cash flow information
Cash paid for income taxes	$15,508	$7,235	$11,663
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	637	223	—
Additions of property and equipment included in accounts payable	3,235	572	—
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
Reorganization
In fiscal year 2012, the Company initiated a reorganization that resulted in, among other things, the centralization of all of the Company's engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, the Company reviewed the financial statement classification of its costs and expenses. As a result of this review, the Company decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of the Company's financial performance. As part of this review, the Company also evaluated the impact of the reorganization on its segment reporting and determined that certain modifications were necessary to present the segment information as now viewed by the Company's chief operating decision maker. Although the classification of certain expenses on the income statement changed in fiscal year 2013 as compared to prior periods, the Company recast the financial results of prior periods in a manner consistent with the fiscal year 2014 and 2013 presentation for comparability purposes. The reclassified amounts reflected in the consolidated statement of income for the year ended December 29, 2012 included herein conforms to the fiscal year 2014 and 2013 presentation. This reclassification of costs and expenses did not impact previously reported net income or earnings per share as the changes only impacted the categorization of costs within the consolidated statements of income for the periods in question. Consequently, the classification changes did not impact previously presented consolidated balance sheets, statements of cash flow or statements of stockholders' equity.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 27, 2014 and December 28, 2013, cash equivalents were comprised of money market funds totaling $109.8 million and $101.4 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 27, 2014 and December 28, 2013, investments consisted of:

	December 27, 2014		December 28, 2013
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate and government bonds	$36,659	$36,166	$22,134	$21,954
Total short term investments	$36,659	$36,166	$22,134	$21,954
As of December 27, 2014, the Company’s investments had maturity dates ranging from July 2015 to March 2018. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.
Revenue Recognition
The Company derives its revenue from product sales and, to a lesser extent, government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic and Canadian resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. The estimates for rights of return are directly based on specific terms and conditions included in the reseller agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual reseller agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company's results of operations for the period in which the actual returns become known or the reseller agreement is modified. The Company’s international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 27, 2014, fiscal years 2012 through 2014 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Balance at beginning of period	$67	$111	$87
Provision	—	—	37
Deduction(*)	—	(44)	(13)
Balance at end of period	$67	$67	$111
_____________________

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Balance at beginning of period	$5,280	$6,608	$2,568
Provision	1,045	1,571	5,101
Deduction(*)	(1,074)	(2,899)	(1,061)
Balance at end of period	$5,251	$5,280	$6,608
 ___________________________

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

Property and Equipment
Property and equipment are recorded at cost and consist primarily of computer equipment, leasehold improvements, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and research equipment	3 years
Furniture	5
Machinery	2-5
Tooling	2-5
Business applications software	5-7
Capital leases and leasehold improvements	Lesser of economic benefit period or term of lease

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development
Costs incurred in the research and development of the Company’s products, classified as cost of revenue and research and development, are expensed as incurred.
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At December 27, 2014 and December 28, 2013, the Company had $8.2 million and $8.2 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.8 million, $0.9 million and $1.0 million of amortization expense for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 27, 2014, two customers accounted for a total of 32% of the Company's accounts receivable balance, each of which was greater than 10% of the balance and each of whom secured their balance with guaranteed letters of credit. At December 28, 2013, two customers accounted for a total of 37% of the Company’s accounts receivable balance, each of which was greater than 10% of the balance and each of whom secured their balance with guaranteed letters of credit. For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, revenue from U.S. federal government orders, contracts and subcontracts, represented 4.3%, 6.2% and 15.1% of total revenue, respectively. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, the Company generated an aggregate of 29.8%, 33.2% and 30.6%, respectively, of total revenue from its home robots distributor in Japan and a network of affiliated European distributors of its home robots.
The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period, net of estimated forfeitures.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 27, 2014, December 28, 2013 and December 29, 2012 advertising expense totaled $46.1 million, $38.2 million and $34.9 million, respectively.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income	$37,803	$27,641	$17,297
Weighted-average shares outstanding	29,485	28,495	27,577
Dilutive effect of employee stock options and restricted shares	725	859	724
Diluted weighted average shares outstanding	30,210	29,354	28,301
Basic income per share	$1.28	$0.97	$0.63
Diluted income per share	$1.25	$0.94	$0.61
Potentially dilutive securities representing approximately 0.2 million, 0.7 million and 0.8 million shares of common stock for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by federal and state tax authorities is closed for fiscal years prior to 2011. Federal and state carryforward attributes that were generated prior to fiscal year 2011 may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses, generation of tax credits compared to future utilization of credits, or changes in tax laws or regulations. The Company's income tax provision and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates. The Company is currently generating state research credits that exceed the amount being utilized. As a result of this trend, a valuation allowance may be needed in the future related to these state tax credits.
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not.
Comprehensive Income
Accumulated other comprehensive income includes unrealized gains and losses on certain investments. The differences between net income and comprehensive income were related to unrealized gains (losses) on investments, net of tax.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at December 27, 2014, were as follows:

	Fair Value Measurements as of
	December 27, 2014
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$109,843	$—	$—
Corporate and government bonds	—	36,166	—
Total assets measured at fair value	$109,843	$36,166	$—

The Company’s financial assets measured at fair value on a recurring basis at December 28, 2013, were as follows:

	Fair Value Measurements as of
	December 28, 2013
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$101,441	$—	$—
Corporate and government bonds	—	21,954	—
Total assets measured at fair value	$101,441	$21,954	$—
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
Non-financial Assets
The Company's non-financial assets, which include goodwill, intangible assets, and property and equipment are not required to be measured at fair value on a recurring basis. However, the Company evaluates the non-financial assets for impairment if a trigger event occurs, or when an annual impairment test is performed. If the asset is determined to be impaired, the asset is required to be recorded at fair value.
Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the impact of this amendment will be material to the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires a

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists”, related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This guidance clarifies prior guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date.  This guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.  The impact of this amendment on the Company's consolidated financial statements was not material.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

3.	Inventory
Inventory consists of the following at:

	December 27, 2014	December 28, 2013
	(In thousands)
Raw materials	$9,455	$8,520
Work in process	—	—
Finished goods	38,402	37,587
	$47,857	$46,107

4.	Property and Equipment
Property and equipment consists of the following at:

	December 27, 2014	December 28, 2013
	(In thousands)
Computer and equipment	$15,173	$13,715
Furniture	2,297	1,845
Machinery	5,307	3,705
Tooling	18,614	12,228
Leasehold improvements	20,833	15,983
Business applications software	8,214	8,162
	70,438	55,638
Less: accumulated depreciation	39,141	31,977
	$31,297	$23,661
Depreciation expense for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $9.2 million, $8.1 million, and $9.9 million, respectively.

5.	Other Assets
At December 27, 2014, other assets consisted of three investments totaling $10.8 million. At December 28, 2013, other assets consisted of two investments totaling $10.5 million. These investments are accounted for at cost. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time. Since the Company believes the fair value of its investments is greater than the carrying value of its investments, it has not impaired these investments.

6.	Accrued Expenses
Accrued expenses consist of the following at:

	December 27, 2014	December 28, 2013
	(In thousands)
Accrued warranty	$7,769	$6,497
Accrued direct fulfillment costs	1,346	1,362
Accrued sales tax	867	831
Accrued customer deposits	702	103
Accrued rent	701	726
Accrued sales commissions	531	539
Accrued contractors	217	509
Accrued other	6,568	4,313
	$18,701	$14,880

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued compensation consists of the following at:

	December 27, 2014	December 28, 2013
	(In thousands)
Accrued bonus	$8,455	$13,002
Accrued other compensation	7,780	6,604
	$16,235	$19,606

7.	Revolving Line of Credit
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 27, 2014, the total amount available for borrowing under its credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender's base rate. The lender's base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender's prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of December 27, 2014, the Company had no borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of December 27, 2014, the Company was in compliance with all covenants under its credit facility.

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
On April 2, 2014, the Company announced a stock repurchase program. Under the program, the Company may purchase up to $50 million of its common stock from May 1, 2014 to April 30, 2015. Through December 27, 2014, the Company has repurchased 55,973 shares totaling $1.7 million in the open market under this stock repurchase plan.

9.	Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 2004 Plan and the 2005 Plan, the “Plans”). All options that remained outstanding under the 1994 Stock Option Plan as of December 28, 2013 were exercised during fiscal 2014. The 2005 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 27, 2014, there were 4,762,446 shares available for future grant under the 2005 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from one to five years , and expire seven or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of incentive stock options is typically equal to the closing price on the NASDAQ Global Market on the date of grant. The exercise price of nonstatutory options may be set at a price other than the fair market value of the common stock.
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
The Company recognized $4.1 million of stock-based compensation expense during the fiscal year ended December 27, 2014 for stock options. The unamortized fair value as of December 27, 2014 associated with these grants was $6.6 million with a weighted-average remaining recognition period of 2.47 years. The Company expects to recognize associated stock-based compensation expense of $2.9 million, $2.2 million, $1.1 million and $0.4 million in 2015, 2016, 2017 and 2018, respectively.
The fair value of each option grant for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Risk-free interest rate	1.65% — 1.69%	0.90% — 1.77%	0.63% — 0.90%
Expected dividend yield	—	—	—
Expected life	3.91 — 4.00 years	4.03 — 4.21 years	4.12 — 4.18 years
Expected volatility	52.8% — 56.0%	54.0% — 58.0%	63.0% — 64.0%
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $15.87, $11.17 and $13.23, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	2,561,292	$17.17
Granted	547,948	19.70
Exercised	(390,956)	11.07
Canceled	(214,617)	21.91
Outstanding at December 29, 2012	2,503,667	$18.27
Granted	293,325	24.60
Exercised	(840,951)	16.21
Canceled	(185,666)	22.16
Outstanding at December 28, 2013	1,770,375	$19.89
Granted	233,181	37.10
Exercised	(486,252)	18.39
Canceled	(43,984)	27.17
Outstanding at December 27, 2014	1,473,320	$22.89	3.87 years	$18.2 million
Vested and expected to vest at December 27, 2014	1,419,559	$22.61	3.79 years	$17.8 million
Exercisable as of December 27, 2014	917,340	$19.32	2.82 years	$14.2 million
Weighted average fair value of options granted during the fiscal year ended December 27, 2014		$15.87
Options available for future grant at December 27, 2014	4,762,446
 _________________________

(1)
The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 27, 2014 of $34.81 and the exercise price of the underlying option.

During fiscal years 2014, 2013, and 2012, the total intrinsic value of stock options exercised was $10.5 million, $12.1 million and $6.2 million, respectively. No amounts relating to stock-based compensation have been capitalized.

The following table summarizes information about stock options outstanding at December 27, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 7.76	156,380	3.68 years	$6.08	134,520	$6.29
8.10 - 14.13	100,551	1.10	13.36	100,551	13.36
14.52 - 14.52	164,442	2.26	14.52	164,442	14.52
14.54 - 22.20	182,584	3.63	19.17	113,901	19.54
22.86 - 22.86	194,508	5.09	22.86	79,614	22.86
24.00 - 25.99	199,546	2.66	24.75	153,876	24.46
26.59 - 33.48	264,971	4.30	31.19	156,756	31.05
33.72 - 35.96	121,445	6.10	35.01	13,680	34.34
37.08 - 37.08	34,500	6.84	37.08	—	—
43.35 - 43.35	54,393	6.19	43.35	—	—
$ 3.54 - $43.35	1,473,320	3.87 years	$22.89	917,340	$19.32

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended December 27, 2014, the Company recognized $9.7 million of stock-based compensation expense associated with restricted stock units. As of December 27, 2014, December 28, 2013 and December 29, 2012, the unamortized fair value of all restricted stock units was $20.1 million, $17.5 million and $17.9 million, respectively. The Company expects to recognize associated stock-based compensation expense of $8.3 million, $6.4 million, $4.0 million and $1.4 million in 2015, 2016, 2017 and 2018, respectively.

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	607,505	$22.77
Granted	685,529	24.62
Vested	(204,053)	21.24
Forfeited	(147,951)	25.07
Outstanding at December 29, 2012	941,030	$24.09
Granted	521,056	25.87
Vested	(348,141)	22.57
Forfeited	(186,291)	24.91
Outstanding at December 28, 2013	927,654	$25.50
Granted	372,159	38.25
Vested	(318,367)	25.38
Forfeited	(71,591)	28.42
Outstanding at December 27, 2014	909,855	$30.53

10.	Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Current
Federal	$15,128	$6,363	$12,540
State	129	1,124	473
Foreign	91	41	(8)
Total current tax provision	15,348	7,528	13,005
Deferred
Federal	1,268	(2,026)	(4,003)
State	(2,010)	(728)	(692)
Total deferred tax provision	(742)	(2,754)	(4,695)
Total income tax provision	$14,606	$4,774	$8,310
In certain jurisdictions, an immaterial provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries that the Company expects to distribute in 2015. In other jurisdictions, for the remaining undistributed earnings of non-U.S. subsidiaries, no provision has been made for deferred taxes as these earnings have been indefinitely reinvested. As of December 27, 2014, a deferred tax liability has not been established for approximately $0.6 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows:

	December 27, 2014	December 28, 2013
	(In thousands)
Net deferred tax assets
Current deferred tax assets
Reserves and accruals	$18,568	$18,554
Stock-based compensation	767	556
Net operating loss carryforwards	2,470	2,470
Foreign tax credits	148	105
Valuation allowance	—	(1,100)
Total current deferred tax assets	21,953	20,585
Non-current deferred tax assets
Reserves and accruals	586	715
Tax credits	5,927	5,737
Property and equipment	178	1,308
Stock-based compensation	5,011	4,957
Net operating loss carryforwards	3,879	6,587
Valuation allowance	—	(990)
Total non-current deferred tax assets	15,581	18,314
Current deferred tax liabilities
Prepaids	448	441
Total current deferred tax liabilities	448	441
Non-current deferred tax liabilities
Intangible assets	7,172	8,219
Total non-current deferred tax liabilities	7,172	8,219
Total net deferred tax assets	$29,914	$30,239
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when realization of these state tax attributes became more likely than not.
The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Additions Charged to Goodwill	Deductions	Balance at End of Period
	(In thousands)
December 29, 2012	$—	—	2,691	—	$2,691
December 28, 2013	$2,691	—	—	601	$2,090
December 27, 2014	$2,090	—	—	2,090	$—
The net deferred tax assets after valuation allowance as of December 27, 2014 and December 28, 2013 were $29.9 million and $30.2 million, respectively.
The Company has federal and state net operating loss carryforwards of $34.5 million and $45.0 million as of December 27, 2014 and December 28, 2013, respectively, which expire from 2028 to 2032. The Company has federal and state research and development credit carryforwards of $9.1 million and $8.9 million as of December 27, 2014 and December 28, 2013, respectively, which expire from 2022 to 2029. The Company has state investment tax credit carryforwards of $0.7 million and $0.6 million as of December 27, 2014 and December 28, 2013, respectively, which expire from 2015 to 2024. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 27, 2014, the Company has $34.5 million of net operating loss carryforwards and $2.2 million of federal and state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383, respectively, of the Internal Revenue Code. However, these limitations are not expected to cause any of these net operating loss carryforwards or federal and state research and development credits to expire unused.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Expected federal income tax	$18,344	$11,345	$8,962
Miscellaneous permanent items	691	405	338
State taxes (net of federal benefit)	1,058	867	497
Federal and state credits	(1,487)	(3,909)	(418)
Change in valuation allowance	(2,090)	—	—
Domestic production activities deduction	(1,562)	(1,168)	(1,100)
Settlement of uncertain tax positions	(176)	(2,696)	—
Other	(172)	(70)	31
	$14,606	$4,774	$8,310

A summary of the Company’s adjustments to its gross unrecognized tax benefits, inclusive of interest, in the current year is as follows:

Fiscal Year Ended
December 27, 2014
Balance at beginning of period	$2,618
Increase for tax positions related to the current year	252
Decrease for tax positions related to prior years	(108)
Decreases for settlements with applicable taxing authorities	(271)
Decreases for lapses of statute of limitations	—
Balance at end of period	$2,491

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 27, 2014, December 28, 2013 and December 29, 2012, there were no material accrued interest or penalties. Over the next twelve months it is reasonably possible that the Company may recognize approximately $0.2 million of previously net unrecognized tax benefits related to U.S. federal, state and foreign tax audits and expiration of the statute of limitations. If all of our unrecognized tax benefits as of December 27, 2014 were to become recognizable in the future, we would record a $1.9 million benefit to the income tax provision, reflective of federal benefit on state items.
Included in the Company’s state tax credit carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $0.5 million and $0.5 million as of December 27, 2014 and December 28, 2013, respectively. Included in the Company's state net operating loss carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $0.7 million and $0 as of December 27, 2014 and December 28, 2013, respectively. These unrecognized tax benefits will be credited to additional paid-in capital when they reduce income taxes payable. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at December 27, 2014 and December 28, 2013.
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
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal 2014, 2013 and 2012 amounted to $4.8 million, $5.3 million, and $4.4 million, respectively. Future minimum rental payments under operating leases were as follows as of December 27, 2014:

Operating Leases
2015	$3,460
2016	2,670
2017	2,383
2018	2,383
2019	2,383
Thereafter	794
Total minimum lease payments	$14,073
Outstanding Purchase Orders
At December 27, 2014, we had outstanding purchase orders aggregating approximately $78.1 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 27, 2014 and December 28, 2013, respectively.

Government Contract Contingencies
Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 27, 2014, fiscal years 2012 through 2014 are open for audit by DCAA.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Balance at beginning of period	$6,497	$6,057	$10,306
Provision (*)	6,410	1,744	(1,682)
Warranty usage(**)	(5,138)	(1,304)	(2,567)
Balance at end of period	$7,769	$6,497	$6,057
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
The Company elected to make a matching contribution of approximately $1.7 million, $1.5 million and $1.7 million for the plan years ended December 27, 2014, December 28, 2013 and December 29, 2012 (“Plan-Year 2014,” “Plan-Year 2013” and “Plan-Year 2012”), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2014, Plan-Year 2013 and Plan-Year 2012 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2014 is included in accrued compensation in the accompanying consolidated balance sheet.

13.	Acquisition of Evolution Robotics, Inc.

On October 1, 2012, the Company acquired 100% of the equity of Evolution Robotics, Inc. (Evolution) for $74.8 million in cash, including the effect of working capital adjustments and cash received, with $8.88 million of the purchase price placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Evolution’s representations and warranties, covenants and agreements. As of December 27, 2014, all indemnification claims and escrow balances have been released. Evolution was the developer of Mint and Mint Plus automatic floor cleaning robots, based in Pasadena, California, and is included in the Company's home robots business unit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Disclosures (Unaudited)
The following unaudited pro forma consolidated results of operations for fiscal 2012 assume that the acquisition of Evolution occurred as of January 2, 2011.

Fiscal Year Ended
December 29, 2012
(In thousands)
Revenue	$445,469
Net Income	8,723
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

14.	Goodwill and other intangible assets
The carrying amount of the goodwill at December 27, 2014 is $48.8 million. $41.0 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million (net of a subsequent write-down of $0.2 million) resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
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
In the fourth quarter of 2014, the Company completed its annual goodwill impairment test. The first step of the two-step impairment test, which involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill, was completed, and the Company did not identify any additional goodwill impairment.
Other intangible assets include the value assigned to completed technology, research contracts, and trade names. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.
Intangible assets at December 27, 2014 and December 28, 2013 consisted of the following:

	December 27, 2014				December 28, 2013
	Cost	Accumulated Amortization	Impairment Loss	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$30,600	$9,691	$1,788	$19,121	$30,600	$6,202	$1,788	$22,610
Research contracts	100	100	—	—	100	100	—	—
Tradename	800	775	—	25	800	742	—	58
Total	$31,500	$10,566	$1,788	$19,146	$31,500	$7,044	$1,788	$22,668
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to acquired intangible assets was $3.5 million, $3.8 million, and $1.2 million for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2015	$3,482
2016	3,457
2017	3,457
2018	3,457
2019	2,818
Total	$16,671

15.	Restructuring charges

In 2013 and 2012, the Company incurred restructuring charges of $3.3 million, and $3.7 million, respectively. The restructuring charges incurred in 2013 primarily related to a $1.8 million write-down of an intangible asset, costs associated with the closing of its San Luis Obispo, California office and severance-related costs. The restructuring charges incurred in 2012 primarily consisted of cost reductions in its defense and security business unit, which resulted in workforce reductions and the write-off of certain inventory and fixed assets.
The activity for the restructuring programs is presented below:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Balance at beginning of period	$675	$197	$—
Charges	—	3,296	3,679
Utilization	(675)	(2,818)	(3,482)
Balance at end of period	$—	$675	$197

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Revenue:
Home Robots	$507,414	$427,853	$356,805
Defense & Security Robots	45,502	50,003	70,948
Other	3,930	9,545	8,491
Total revenue	556,846	487,401	436,244
Cost of revenue:
Home Robots	251,095	217,011	174,756
Defense & Security Robots	24,409	24,975	40,468
Other	23,287	24,261	26,672
Total cost of revenue	298,791	266,247	241,896
Gross margin:
Home Robots	256,319	210,842	182,049
Defense & Security Robots	21,093	25,028	30,480
Other	(19,357)	(14,716)	(18,181)
Total gross margin	258,055	221,154	194,348
Research and development	69,408	63,649	57,066
Selling and marketing	86,091	71,529	66,412
General and administrative	49,439	53,358	45,698
Other income (expense), net	(708)	(203)	435
Income before income taxes	$52,409	$32,415	$25,607
As of December 27, 2014, goodwill of $41.0 million and purchased intangible assets, net of $19.1 million recorded in conjunction with the acquisition of Evolution Robotics, Inc. in October 2012 are directly associated with the home robots business unit. Goodwill of $7.7 million recorded in conjunction with the acquisition of Nekton in September 2008 is directly associated with the defense and security business unit. Other long lived assets are not directly attributable to individual business segments.

Geographic Information
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, sales to non-U.S. customers accounted for 60.9%, 59.5% and 57.3% of total revenue, respectively.
Significant Customers
For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, U.S. federal government orders, contracts and subcontracts accounted for 4.3%, 6.2% and 15.1% of total revenue, respectively. For the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 approximately 75.7%, 75.3% and 75.4%, respectively, of our home robot product revenue resulted from sales to 15 customers. For the fiscal years ended December 27, 2014 and December 28, 2013, the Company generated an aggregate of 29.8% and 33.2%, respectively, of its total revenue from its home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of the Company's home robots.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013	March 28, 2014	June 28, 2014	September 27, 2014	December 27, 2014
	(In thousands, except per share amounts)
Revenue	$106,195	$130,362	$124,501	$126,343	$114,204	$139,803	$143,497	$159,342
Gross margin	46,558	61,605	54,061	58,930	51,710	62,121	67,889	76,335
Net income (loss)	8,355	8,294	7,804	3,188	5,280	8,530	14,607	9,386
Diluted earnings (loss) per share	$0.29	$0.28	$0.26	$0.11	$0.18	$0.28	$0.48	$0.31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 27, 2014, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 27, 2014 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 27, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources & Corporate Communications, Paolo Pirjanian, Chief Technical Officer and George McNamee, Director) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2014.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 27, 2014.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 27, 2014 and December 28, 2013

Consolidated Statements of Income for the Years ended December 27, 2014, December 28, 2013 and December 29, 2012
Consolidated Statements of Comprehensive Income for the Years ended December 27, 2014, December 28, 2013 and December 29, 2012
Consolidated Statements of Stockholders’ Equity for the Years ended December 27, 2014, December 28, 2013 and December 29, 2012
Consolidated Statements of Cash Flows for the Years ended December 27, 2014, December 28, 2013 and December 29, 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits — See item 15(b) of this report below

(b)	Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and incorporated by reference herein)
4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
10.1†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10.2†
Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

10.3†
Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.4†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.5†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.6#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.7†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.8
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and incorporated by reference herein)

Exhibit Number	Description
10.9†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.10†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.11†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.12#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.13
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.14
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.15#
Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and incorporated by reference herein)

10.16†*	Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 13, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 13, 2015.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy

/s/ GAIL DEEGAN	Director
Gail Deegan

/s/ ANDREA GEISSER	Director
Andrea Geisser

/s/ GEORGE C. MCNAMEE	Director
George C. McNamee

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ PAUL J. KERN	Director
Paul J. Kern

/s/ PAUL SAGAN	Director
Paul Sagan

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and incorporated by reference herein)
4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
10.1†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
10.2†
Amended and Restated 2004 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein)

10.3†
Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.4†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.5†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.6#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.7†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.8
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and incorporated by reference herein)

10.9†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.10†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.11†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.12#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.13
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.14
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.15#
Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and incorporated by reference herein)

10.16†*	Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith