Form 10-Q
period 2015-03-28
IROBOT CORP
filed 2015-05-01
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 27, 2015 was 29,724,183.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 28, 2015

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 28, 2015	December 27, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$183,661	$185,957
Short term investments	37,256	36,166
Accounts receivable, net of allowance of $67 at March 28, 2015 and December 27, 2014	37,705	71,056
Unbilled revenue	633	2,614
Inventory	49,698	47,857
Deferred tax assets	22,030	21,505
Other current assets	9,501	9,704
Total current assets	340,484	374,859
Property and equipment, net	30,501	31,297
Deferred tax assets	8,393	8,409
Goodwill	48,751	48,751
Intangible assets, net	18,274	19,146
Other assets	11,265	10,751
Total assets	$457,668	$493,213
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,666	$60,256
Accrued expenses	14,322	18,701
Accrued compensation	7,805	16,235
Deferred revenue and customer advances	1,769	3,849
Total current liabilities	59,562	99,041
Long term liabilities	3,819	3,736
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,707,029 and 29,644,602 shares issued and outstanding at March 28, 2015 and December 27, 2014, respectively	297	297
Additional paid-in capital	248,385	249,409
Retained earnings	145,635	140,881
Accumulated other comprehensive loss	(30)	(151)
Total stockholders’ equity	394,287	390,436
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$457,668	$493,213
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue	$117,961	$114,204
Cost of revenue (1)	64,253	62,494
Gross margin	53,708	51,710
Operating expenses:
Research and development (1)	19,032	16,934
Selling and marketing (1)	14,188	14,532
General and administrative (1)	12,589	12,264
Total operating expenses	45,809	43,730
Operating income	7,899	7,980
Other expense, net	(794)	(187)
Income before income taxes	7,105	7,793
Income tax expense	2,351	2,513
Net income	$4,754	$5,280
Net income per share
Basic	$0.16	$0.18
Diluted	$0.16	$0.18
Number of weighted average common shares used in calculations per share
Basic	29,653	29,189
Diluted	30,230	30,033
 __________________________

(1)	Total stock-based compensation recorded in the three months ended March 28, 2015 and March 29, 2014 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of revenue	$215	$169
Research and development	832	731
Selling and marketing	309	338
General and administrative	1,751	1,840
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income	$4,754	$5,280
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	121	(136)
Total comprehensive income	$4,875	$5,144
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$4,754	$5,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,561	3,142
(Gain) Loss on disposal of assets	22	(10)
Stock-based compensation	3,107	3,078
Deferred income taxes, net	(102)	1,912
Tax benefit of excess stock-based compensation deductions	(560)	(2,231)
Non-cash director deferred compensation	38	11
Changes in operating assets and liabilities — (use) source
Accounts receivable	33,351	2,808
Unbilled revenue	1,981	(75)
Inventory	(1,998)	4,080
Other assets	203	(3,588)
Accounts payable	(21,835)	(7,924)
Accrued expenses	(4,374)	(1,399)
Accrued compensation	(8,430)	(11,862)
Deferred revenue and customer advances	(2,080)	(665)
Long term liabilities	83	(319)
Net cash provided by (used in) operating activities	7,721	(7,762)
Cash flows from investing activities:
Additions of property and equipment	(4,445)	(2,177)
Change in other assets	(515)	—
Purchases of investments	(3,541)	(11,211)
Sales of investments	2,500	2,500
Net cash used in investing activities	(6,001)	(10,888)
Cash flows from financing activities:
Proceeds from stock option exercises	1,466	6,957
Income tax withholding payment associated with restricted stock vesting	(1,118)	(1,118)
Stock repurchases	(4,924)	—
Tax benefit of excess stock-based compensation deductions	560	2,231
Net cash provided by (used in) financing activities	(4,016)	8,070
Net decrease in cash and cash equivalents	(2,296)	(10,580)
Cash and cash equivalents, at beginning of period	185,957	165,404
Cash and cash equivalents, at end of period	$183,661	$154,824
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,040	$3,284
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$157	$637
Additions of property and equipment included in accounts payable	$480	$1,373
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. iRobot has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
The accompanying unaudited financial data as of March 28, 2015 and for the three months ended March 28, 2015 and March 29, 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 13, 2015.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of March 28, 2015 and results of operations and cash flows for the periods ended March 28, 2015 and March 29, 2014 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of March 28, 2015, fiscal years 2012 through 2014 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	(In thousands, except per share amounts)
	March 28, 2015	March 29, 2014
Net income	$4,754	$5,280
Weighted-average shares outstanding	29,653	29,189
Dilutive effect of employee stock options and restricted shares	577	844
Diluted weighted-average shares outstanding	30,230	30,033
Basic income per share	$0.16	$0.18
Diluted income per share	$0.16	$0.18

Restricted stock units and stock options representing approximately 0.5 million and 0.1 million shares of common stock for the three month periods ended March 28, 2015 and March 29, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

The Company recorded a tax provision of $2.4 million and $2.5 million for the three month periods ended March 28, 2015 and March 29, 2014, respectively. The $2.4 million provision for the three month period ended March 28, 2015 resulted in an effective income tax rate of 33.1%. The $2.5 million provision for the three month period ended March 29, 2014 resulted in an effective income tax rate of 32.2%. The difference between the effective income tax rate of 33.1% for the three month period ended March 28, 2015 and 32.2% for the three month period ended March 29, 2014 was primarily due to a decrease in pre-tax income for the three month period ended March 28, 2015 as compared to the three month period ended March 29, 2014 and a smaller discrete benefit related to disqualifying dispositions of incentive stock options for the three month period ended March 28, 2015 as compared to the three month period ended March 29, 2014. The federal research and development tax credit was not in effect for the three month period ended March 29, 2014 and has not been enacted for 2015. Therefore, the effective income tax rate for the three month periods ended March 28, 2015 and March 29, 2014 do not include any benefit for the federal research and development credits.

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
Financial Assets
The Company’s financial assets measured at fair value on a recurring basis at March 28, 2015, were as follows:

	Fair Value Measurements as of March 28, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$113,995	$—	$—
Corporate and government bonds	—	37,256	—
Total assets measured at fair value	$113,995	$37,256	$—

The Company’s financial assets measured at fair value on a recurring basis at December 27, 2014, were as follows:

	Fair Value Measurements as of December 27, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Money market funds	$109,843	$—	$—
Corporate and government bonds	—	36,166	—
Total assets measured at fair value	$109,843	$36,166	$—
In each table above, the bond investments are valued based on observable market values as of the Company’s reporting date and are included in Level 2. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period. The realized and unrealized gains and losses are included in comprehensive income for that period. The fair value of the Company’s bond investments is included in short term investments in its consolidated balance sheet.
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
Notes to Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, “Consolidation - Amendments to the Consolidation Analysis.” ASU No. 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently assessing the potential impact of ASU No. 2015-02 on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the impact of this amendment will be material to the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on its consolidated financial statements and footnote disclosures.
In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The impact of this amendment on the Company's consolidated financial statements was not material.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory
Inventory consists of the following:

	March 28, 2015	December 27, 2014
	(In thousands)
Raw materials	$8,150	$9,455
Work in process	—	—
Finished goods	41,548	38,402
	$49,698	$47,857

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

4. Stock Option Plans
The Company has options outstanding under three stock incentive plans: the 2004 Stock Option and Incentive Plan (the “2004 Plan”), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan" and together with the 2004 Plan and the 2005 Plan, the “Plans”). The 2005 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2005 Plan, which became effective October 10, 2005, 1,583,682 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards and restricted stock awards. Additionally, the 2005 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2007, by 4.5% of the outstanding number of shares of common stock on the immediately preceding December 31. Stock options returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2005 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of March 28, 2015, there were 3,747,285 shares available for future grant under the 2005 Plan.
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
On March 6, 2015, the Company issued stock-based grants to certain employees, including executive officers. These grants included stock options totaling 95,804 shares of the Company's common stock, 168,492 time-based restricted stock units and 71,133 performance-based restricted stock units. Each of the above stock options have a per share exercise price of $34.30, the closing price of the Company's common stock on NASDAQ on March 6, 2015.
5. Accrued Expenses
Accrued expenses consist of the following:

	March 28, 2015	December 27, 2014
	(In thousands)
Accrued warranty	$7,574	$7,769
Accrued rent	693	701
Accrued direct fulfillment costs	694	1,346
Accrued customer deposits	640	702
Accrued sales tax	521	867
Accrued accounting fees	376	167
Accrued sales commissions	299	531
Accrued other	3,525	6,618
	$14,322	$18,701

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

6. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended March 28, 2015 and March 29, 2014 were $1.2 million and $1.1 million, respectively. Future minimum rental payments under operating leases were as follows as of March 28, 2015:

Operating Leases
(In thousands)
Remainder of 2015	$2,564
2016	2,668
2017	2,383
2018	2,383
2019	2,383
Thereafter	794
Total minimum lease payments	$13,175
Outstanding Purchase Orders
At March 28, 2015, the Company had outstanding purchase orders aggregating approximately $64 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2015 and December 27, 2014, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands)
Balance at beginning of period	$7,769	$6,497
Provision	1,250	1,133
Warranty usage(1)	(1,445)	(1,272)
Balance at end of period	$7,574	$6,358

(1)	Warranty usage includes costs incurred for warranty obligations.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Defense and Security
The Company’s defense and security robots business unit offers products to the U.S. Department of Defense through a small U.S. government-focused sales force and distributors, and to other North American and international entities through small domestic and international sales teams, as well as through North American and international distributors. The Company’s defense and security robots are used to increase warfighters', law enforcement's, security forces' and first responders' safety and productivity.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as other operational costs not directly attributable to the home robots or defense and security reportable segments included in cost of revenue.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	(In thousands)
	March 28, 2015	March 29, 2014
Revenue:
Home Robots	$111,085	$108,035
Defense & Security	6,526	5,602
Other (1)	350	567
Total revenue	117,961	114,204
Cost of revenue:
Home Robots	54,282	53,595
Defense & Security	4,358	3,518
Other (2)	5,613	5,381
Total cost of revenue	64,253	62,494
Gross margin:
Home Robots	56,803	54,440
Defense & Security	2,168	2,084
Other	(5,263)	(4,814)
Total gross margin	53,708	51,710
Research and development	19,032	16,934
Selling and marketing	14,188	14,532
General and administrative	12,589	12,264
Other income (expense), net	(794)	(187)
Income before income taxes	$7,105	$7,793

(1)	Other revenue results from other smaller business units that do not meet the criteria of a reportable segment.

(2)
Other cost of revenue results from other smaller business units that do not meet the criteria of a reportable segment, as well as other operational costs not directly attributable to the home robots or defense and security reportable segments.

Geographic Information
For the three months ended March 28, 2015 and March 29, 2014, sales to non-U.S. customers accounted for 62.0% and 60.8% of total revenue, respectively.
Significant Customers
For the three months ended March 28, 2015, the Company generated 14.9% and 11.6%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended March 29, 2014, the Company generated 20.0% and 13.1%, respectively, of total revenue from two of its international distributors of home robots products.

8. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill at March 28, 2015 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name. The estimated useful lives for all of these intangible assets are three to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at March 28, 2015 and December 27, 2014 consisted of the following:

	March 28, 2015			December 27, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$26,900	$8,643	$18,257	$30,600	$9,691	1,788	$19,121
Research contracts	—	—	—	100	100	—	—
Tradename	100	83	17	800	775	—	25
Total	$27,000	$8,726	$18,274	$31,500	$10,566	$1,788	$19,146
During the three month period ended March 28, 2015, the Company removed fully amortized intangible assets from its consolidated balance sheet. Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2015	$2,610
2016	3,457
2017	3,457
2018	3,457
2019	2,818
Thereafter	2,475
Total	$18,274

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 27, 2014, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Kobra, Ava, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2014, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of March 28, 2015, we had 589 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three month period ended March 28, 2015, growth in certain of our international markets for home robots products drove increases in our home robots business unit revenue of 3% as compared to the three month period ended March 29, 2014. This increase resulted primarily from our Roomba 800 series robot, which was made available only to select international distributors during the latter part of the three month period ended March 29, 2014, being fully available internationally for the full three month period ended March 28, 2015. Revenue in our defense and security business unit increased 17% during the three month period ended March 28, 2015 compared to the three month period ended March 29, 2014, driven primarily by increased sales of spare parts and accessories.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three month periods ended March 28, 2015 and March 29, 2014:

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue	100.0%	100.0%
Cost of revenue	54.5	54.7
Gross margin	45.5	45.3
Operating expenses
Research and development	16.1	14.8
Selling and marketing	12.0	12.7
General and administrative	10.7	10.8
Total operating expenses	38.8	38.3
Operating income	6.7	7.0
Other income (expense), net	(0.7)	(0.2)
Income before income taxes	6.0	6.8
Income tax expense (benefit)	2.0	2.2
Net income	4.0%	4.6%
Comparison of Three Months Ended March 28, 2015 and March 29, 2014
Revenue

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
		(In thousands)
Total revenue	$117,961	$114,204	$3,757	3.3%
Total revenue for the three months ended March 28, 2015 increased to $118.0 million, or 3.3%, compared to $114.2 million for the three months ended March 29, 2014. Revenue increased approximately $3.1 million, or 2.8%, in our home robots business unit and increased approximately $0.9 million, or 16.5%, in our defense and security robots business unit.
The $3.1 million increase in revenue from our home robots business unit for the three months ended March 28, 2015 was driven by a 5.6% increase in units shipped, partially offset by a 2.1% decrease in average selling price as compared to the three months ended March 29, 2014. In the three months ended March 28, 2015, international home robots revenue increased $3.5 million, or 5.2%, and domestic home robots revenue decreased $0.4 million, or 1.0%, as compared to the three months ended

March 29, 2014. Total home robots shipped in the three months ended March 28, 2015 were 491,000 units compared to 465,000 units in the three months ended March 29, 2014. The increase in sales of our home robots resulted primarily from our Roomba 800 series robot, which was made available only to select international distributors during the latter part of the three month period ended March 29, 2014, and was fully available internationally for the full three month period ended March 28, 2015. Additionally, we recorded favorable adjustments to our returns reserve of $1.1 million and $0.5 million during the three month periods ended March 28, 2015 and March 29, 2014, respectively. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in the most recently released products.
The $0.9 million increase in revenue from our defense and security robots business unit for the three months ended March 28, 2015 was attributable to a $0.8 million increase in defense and security product revenue and a $0.1 million increase in contract revenue generated under research and development contracts. The $0.8 million increase in defense and security product revenue resulted primarily from increased sales of spare parts and accessories. Total defense and security robots shipped in the three months ended March 28, 2015 were 28 units compared to 38 units in the three months ended March 29, 2014, while average selling price increased from $54 thousand in the three months ended March 29, 2014 to $59 thousand in the three months ended March 28, 2015. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in the three months ended March 28, 2015 as compared to the three months ended March 29, 2014.
Cost of Revenue

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$64,253	$62,494	$1,759	2.8%
As a percentage of total revenue	54.5%	54.7%
Total cost of revenue increased to $64.3 million in the three months ended March 28, 2015, compared to $62.5 million in the three months ended March 29, 2014. Cost of revenue increased $0.7 million, or 1.3%, in our home robots business unit, and increased $0.8 million, or 23.9%, in our defense and security business unit. The increase in cost of revenue for the three months ended March 28, 2015 in our home robots business unit is primarily due to the 5.6% increase in home robots units shipped as compared to the three months ended March 29, 2014, partially offset by $0.6 million of product rework costs incurred in the three months ended March 29, 2014 with no such costs recorded in the three months ended March 28, 2015. The increase in cost of revenue for the three months ended March 28, 2015 in our defense and security business unit resulted primarily from the product mix of units and spare parts sold during the three months ended March 28, 2015 compared to the three months ended March 29, 2014, partially offset by the 26.3% decrease in defense and security robots units shipped during the three months ended March 28, 2015 compared to the three months ended March 29, 2014.
Gross Margin

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$53,708	$51,710	$1,998	3.9%
As a percentage of total revenue	45.5%	45.3%
Gross margin increased $2.0 million, or 3.9%, to $53.7 million (45.5% of revenue) in the three months ended March 28, 2015 from $51.7 million (45.3% of revenue) in the three months ended March 29, 2014. Gross margin as a percentage of revenue in the home robots business unit increased 0.7 percentage points, and decreased 4.0 percentage points in our defense and security business unit. The 0.7 percentage point increase in the home robots business unit resulted from favorable product and customer mix in the three months ended March 28, 2015 compared to the three months ended March 29, 2014, as well as $0.6 million of product rework costs incurred in the three months ended March 29, 2014 with no such costs recorded in the three months ended March 28, 2015. The 4.0 percentage point decrease in the defense and security business unit is attributable to the product mix of units and spare parts sold during the three months ended March 28, 2015 compared to the three months ended March 29, 2014.

Research and Development

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total research and development	$19,032	$16,934	$2,098	12.4%
As a percentage of total revenue	16.1%	14.8%
Research and development expenses increased $2.1 million, or 12.4%, to $19.0 million (16.1% of revenue) in the three months ended March 28, 2015 from $16.9 million (14.8% of revenue) in the three months ended March 29, 2014. This increase is primarily attributable to increased people-related costs of $1.0 million associated with increased headcount, especially related to software engineers, and increased materials costs of $0.3 million during the three months ended March 28, 2015 compared to the three months ended March 29, 2014. These increases relate to our continued development of new technology and products and enhancements to existing products. Research and development expenses are expected to increase slightly for the full year of 2015 compared to 2014, but are expected to be relatively consistent as a percentage of revenue for the full year of 2015 as compared to 2014, as we continue to focus on navigation, manipulation and mapping.
Selling and Marketing

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$14,188	$14,532	$(344)	(2.4)%
As a percentage of total revenue	12.0%	12.7%
Selling and marketing expenses decreased by $0.3 million, or 2.4%, to $14.2 million (12.0% of revenue) in the three months ended March 28, 2015 from $14.5 million (12.7% of revenue) in the three months ended March 29, 2014. Marketing costs incurred during the three months ended March 29, 2014 included costs of in-store marketing displays to support the launch of the Roomba 800 series robot.
General and Administrative

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$12,589	$12,264	$325	2.7%
As a percentage of total revenue	10.7%	10.8%
General and administrative expenses increased by $0.3 million, or 2.7%, to $12.6 million (10.7% of revenue) in the three months ended March 28, 2015 from $12.3 million (10.8% of revenue) in the three months ended March 29, 2014. This increase is primarily attributable to a $0.6 million increase in consulting and contractor costs in the three months ended March 28, 2015 compared to the three months ended March 29, 2014. This increase was partially offset by a favorable settlement received after enforcing certain patents representing a reimbursement of a portion of our legal costs, which resulted in a $0.5 million reduction of general and administrative expenses in the three months ended March 28, 2015.

Other Income (Expense), Net

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total other income (expense), net	$(794)	$(187)	$(607)	324.6%
As a percentage of total revenue	(0.7)%	(0.2)%
Other income (expense), net, amounted to $(0.8) million and $(0.2) million for the three months ended March 28, 2015 and March 29, 2014, respectively. Other income (expense), net, for the three month periods ended March 28, 2015 and March 29, 2014 consisted primarily of foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, partially offset by interest income. The increased expense in the three months ended March 28, 2015 compared to the three months ended March 29, 2014 resulted primarily from the revaluation of receivables denominated in Canadian Dollars and Euros, which weakened compared to the U.S. Dollar in the three months ended March 28, 2015.
Income Tax Expense

	Three Months Ended
	March 28, 2015	March 29, 2014	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$2,351	$2,513	$(162)	(6.4)%
As a percentage of pre-tax income	33.1%	32.2%
We recorded a tax provision of $2.4 million and $2.5 million for the three month periods ended March 28, 2015 and March 29, 2014, respectively. The $2.4 million provision for the three month period ended March 28, 2015 resulted in an effective income tax rate of 33.1%. The $2.5 million provision for the three month period ended March 29, 2014 resulted in an effective income tax rate of 32.2%. The difference between the effective income tax rate of 32.2% for the three month period ended March 29, 2014 and 33.1% for the three month period ended March 28, 2015 was primarily due to a decrease in pre-tax income for the three month period ended March 28, 2015 as compared to the three month period ended March 29, 2014 and a smaller discrete benefit related to disqualifying dispositions of incentive stock options for the three month period ended March 28, 2015 as compared to the three month period ended March 29, 2014. The federal research and development tax credit was not in effect for the three month period ended March 29, 2014 and has not been enacted for 2015. Therefore, the effective income tax rates for the three month periods ended March 28, 2015 and March 29, 2014 do not include any benefit for the federal research and development credits.
Liquidity and Capital Resources
At March 28, 2015, our principal sources of liquidity were cash and cash equivalents totaling $183.7 million, short-term investments of $37.3 million and accounts receivable of $37.7 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 28, 2015 and March 29, 2014, we spent $4.4 million and $2.2 million, respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the customer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our inventory of defense and security products consists mostly of components, as well as carefully-managed levels of sub-assemblies. Our remote presence inventory consists primarily of completed units for expected future sales and component-level product. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.

The balance of cash, cash equivalents and short-term investments of $220.9 million at March 28, 2015 is primarily the result of our increased profitability, as well as our on-going focus on managing working capital. In the three month period ended March 28, 2015, we generated $7.7 million of cash from operations. As of March 28, 2015, we did not have any borrowings outstanding under our working capital line of credit and had $1.9 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows

Net cash provided by operating activities for the three months ended March 28, 2015 was $7.7 million, compared to the $7.8 million of net cash used in operating activities for the three months ended March 29, 2014. The net cash provided by operating activities was primarily driven by an increase in cash of $30.5 million resulting from a decrease in accounts receivable of $33.4 million in 2015 compared to a decrease of $2.8 million in 2014 as a result of normal billing and collection activities and timing of the billing in the respective periods; an increase in cash of $3.8 million resulting from a decrease in other assets of $0.2 million in 2015 compared to an increase of $3.6 million in 2014 primarily as the result of a decrease in prepaid taxes of $1.0 million in 2015 compared to an increase of $2.6 million in 2014; an increase in cash of $3.4 million resulting from a decrease in accrued compensation of $8.4 million in 2015 compared to a decrease of $11.9 million in 2014 as a result of a larger pay-out of incentive compensation in 2014, offset by a decrease in cash of $16.9 million resulting from a decrease in accounts payable and accrued expenses of $26.2 million in 2015 compared to a decrease of $9.3 million in 2014 as a result of normal purchasing and vendor payment activities; and a decrease in cash of $6.1 million resulting from an increase in inventory of $2.0 million in 2015 compared to a decrease of $4.1 million in 2014.
Net cash used in investing activities for the three months ended March 28, 2015 was $6.0 million, a decrease of $4.9 million compared to the $10.9 million of net cash used in investing activities for the three months ended March 29, 2014. Capital additions were $4.4 million and $2.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively. Cash used for strategic investments was $0.5 million and zero for the three months ended March 28, 2015 and March 29, 2014, respectively. The net purchase of investments was $1.0 million for the three months ended March 28, 2015 and $8.7 million for the three months ended March 29, 2014. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash used in financing activities for the three months ended March 28, 2015 was $4.0 million, a decrease of $12.1 million compared to the $8.1 million of net cash provided by financing activities for the three months ended March 29, 2014. We generated $1.5 million and $7.0 million from the exercise of stock options during the three months ended March 28, 2015 and March 29, 2014, respectively. We generated $0.6 million and $2.2 million of tax benefits from excess stock-based compensation deductions during the three months ended March 28, 2015 and March 29, 2014, respectively. We spent $1.1 million and $1.1 million in the payment of income tax withholdings associated with restricted stock vesting during the three months ended March 28, 2015 and March 29, 2014, respectively. We spent $4.9 million and zero to repurchase our stock during the three months ended March 28, 2015 and March 29, 2014, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of March 28, 2015, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of March 28, 2015, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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

As of March 28, 2015, we were in compliance with all covenants under the revolving credit facility.
Letter of Credit Facility
We have an unsecured revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on our behalf up to an aggregate outstanding amount of $5 million. We may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.
We pay a fee on letters of credit issued under the credit facility of up to 1.5% per annum of the outstanding letters of credit. The maturity date for letters of credit issued under the credit facility must be no later than 365 days following the maturity date of the credit facility.
As of March 28, 2015, we had letters of credit outstanding of $1.9 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of March 28, 2015, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
Our principal commitments generally consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. Other obligations consist of software licensing arrangements and advertising agreements for corporate branding.
Off-Balance Sheet Arrangements
As of March 28, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity
At March 28, 2015, we had unrestricted cash and cash equivalents of $183.7 million and short term investments of $37.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 28, 2015, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At March 28, 2015, we had letters of credit outstanding of $1.9 million under our revolving letter of credit facility.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended March 28, 2015:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning December 28, 2014 and ended January 24, 2015	—	$—	—	$48,300,000
Fiscal month beginning January 25, 2015 and ended February 21, 2015	166,273	29.40	166,273	43,400,000
Fiscal month beginning February 22, 2015 and ended March 28, 2015	1,084	29.98	1,084	43,400,000
Total	167,357	$29.40	167,357	$43,400,000
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)	On April 2, 2014, we announced the adoption of our stock repurchase program. Under the program, we may purchase up to $50 million of our common stock from May 1, 2014 to April 30, 2015.
Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources & Corporate Communications, Alison Dean, Chief Financial Officer, Paolo Pirjanian, Chief Technology Officer, Glen Weinstein, EVP, Chief Legal Officer, and George McNamee, Director) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 1, 2015	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith