Form 10-Q
period 2015-06-27
IROBOT CORP
filed 2015-07-31
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 27, 2015 was 29,863,164.

iROBOT CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 27, 2015

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 27, 2015	December 27, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$186,616	$185,957
Short term investments	37,227	36,166
Accounts receivable, net of allowance of $67 at June 27, 2015 and December 27, 2014	65,593	71,056
Unbilled revenue	885	2,614
Inventory	45,977	47,857
Deferred tax assets	21,284	21,505
Other current assets	10,491	9,704
Total current assets	368,073	374,859
Property and equipment, net	29,826	31,297
Deferred tax assets	8,314	8,409
Goodwill	48,751	48,751
Intangible assets, net	17,401	19,146
Other assets	11,766	10,751
Total assets	$484,131	$493,213
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,167	$60,256
Accrued expenses	15,604	18,701
Accrued compensation	11,419	16,235
Deferred revenue and customer advances	2,115	3,849
Total current liabilities	75,305	99,041
Long term liabilities	3,370	3,736
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,815,393 and 29,644,602 shares issued and outstanding at June 27, 2015 and December 27, 2014, respectively	298	297
Additional paid-in capital	252,464	249,409
Retained earnings	152,887	140,881
Accumulated other comprehensive loss	(193)	(151)
Total stockholders’ equity	405,456	390,436
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$484,131	$493,213
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	$148,788	$139,803	$266,749	$254,007
Cost of revenue (1)	78,755	77,682	143,008	140,176
Gross margin	70,033	62,121	123,741	113,831
Operating expenses:
Research and development (1)	18,732	17,245	37,764	34,179
Selling and marketing (1)	27,329	23,535	41,517	38,067
General and administrative (1)	12,905	11,666	25,494	23,930
Total operating expenses	58,966	52,446	104,775	96,176
Operating income	11,067	9,675	18,966	17,655
Other expense, net	(61)	92	(855)	(95)
Income before income taxes	11,006	9,767	18,111	17,560
Income tax expense	3,754	1,237	6,105	3,750
Net income	$7,252	$8,530	$12,006	$13,810
Net income per share
Basic	$0.24	$0.29	$0.40	$0.47
Diluted	$0.24	$0.28	$0.40	$0.46
Number of weighted average common shares used in calculations per share
Basic	29,785	29,533	29,719	29,361
Diluted	30,268	30,129	30,283	30,122
 __________________________

(1)	Total stock-based compensation recorded in the three and six months ended June 27, 2015 and June 28, 2014 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of revenue	$177	$166	$392	$335
Research and development	942	828	1,774	1,559
Selling and marketing	306	203	615	541
General and administrative	2,030	1,950	3,781	3,790
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$7,252	$8,530	$12,006	$13,810
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	(163)	45	(42)	(91)
Total comprehensive income	$7,089	$8,575	$11,964	$13,719
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$12,006	$13,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,011	6,320
(Gain) Loss on disposal of assets	24	(10)
Stock-based compensation	6,562	6,225
Deferred income taxes, net	825	464
Tax benefit of excess stock-based compensation deductions	(725)	(2,692)
Non-cash director deferred compensation	75	22
Changes in operating assets and liabilities — (use) source
Accounts receivable	5,463	(14,532)
Unbilled revenue	1,729	(6)
Inventory	1,723	(5,326)
Other assets	(787)	(9,853)
Accounts payable	(12,096)	6,966
Accrued expenses	(3,136)	2,133
Accrued compensation	(4,816)	(8,900)
Deferred revenue and customer advances	(1,734)	(2,034)
Long term liabilities	(366)	(384)
Net cash provided by (used in) operating activities	11,758	(7,797)
Cash flows from investing activities:
Additions of property and equipment	(5,539)	(5,524)
Change in other assets	(1,015)	—
Purchases of investments	(14,180)	(20,714)
Sales of investments	13,000	7,500
Net cash used in investing activities	(7,734)	(18,738)
Cash flows from financing activities:
Proceeds from stock option exercises	2,102	7,651
Income tax withholding payment associated with restricted stock vesting	(1,268)	(1,494)
Stock repurchases	(4,924)	—
Tax benefit of excess stock-based compensation deductions	725	2,692
Net cash provided by (used in) financing activities	(3,365)	8,849
Net increase (decrease) in cash and cash equivalents	659	(17,686)
Cash and cash equivalents, at beginning of period	185,957	165,404
Cash and cash equivalents, at end of period	$186,616	$147,718
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,845	$11,327
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$157	$637
Additions of property and equipment included in accounts payable	$1,242	$930
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business
iRobot Corporation (“iRobot” or the “Company”) develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The Company’s revenue is primarily generated from product sales.
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
The accompanying unaudited financial data as of June 27, 2015 and for the three and six months ended June 27, 2015 and June 28, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 13, 2015.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of June 27, 2015 and results of operations and cash flows for the periods ended June 27, 2015 and June 28, 2014 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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
Notes to Consolidated Financial Statements - (Continued)

Revenue Recognition
The Company derives its revenue primarily from product sales and, to a lesser extent, government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. Sales to domestic and Canadian resellers of home robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the reseller agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday returns cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual reseller agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the reseller agreement is modified. The Company's international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of June 27, 2015, fiscal years 2012 through 2014 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	(In thousands, except per share amounts)
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$7,252	$8,530	$12,006	$13,810
Weighted-average shares outstanding	29,785	29,533	29,719	29,361
Dilutive effect of employee stock options and restricted shares	483	596	564	761
Diluted weighted-average shares outstanding	30,268	30,129	30,283	30,122
Basic income per share	$0.24	$0.29	$0.40	$0.47
Diluted income per share	$0.24	$0.28	$0.40	$0.46

Restricted stock units and stock options representing approximately 0.6 million and 0.3 million shares of common stock for the three month periods ended June 27, 2015 and June 28, 2014, respectively, and approximately 0.5 million and 0.2 million shares of common stock for the six month periods ended June 27, 2015 and June 28, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

The Company recorded a tax provision of $3.8 million and $1.2 million for the three month periods ended June 27, 2015 and June 28, 2014, respectively. The $3.8 million provision for the three month period ended June 27, 2015 resulted in an effective income tax rate of 34.1%. The $1.2 million provision for the three month period ended June 28, 2014 resulted in an effective income tax rate of 12.7%. The difference between the effective income tax rate of 34.1% for the three month period ended June 27, 2015 and 12.7% for the three month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014. The federal research and development tax credit was not in effect for the three month period ended June 28, 2014 and has not been enacted for 2015. Therefore, the effective income tax rates for the three month periods ended June 27, 2015 and June 28, 2014 do not include any benefit for the federal research and development credits.

The Company recorded a tax provision of $6.1 million and $3.8 million for the six month periods ended June 27, 2015 and June 28, 2014, respectively. The $6.1 million provision for the six month period ended June 27, 2015 resulted in an effective income tax rate of 33.7%. The $3.8 million provision for the six month period ended June 28, 2014 resulted in an

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

effective income tax rate of 21.4%. The difference between the effective income tax rate of 33.7% for the six month period ended June 27, 2015 and 21.4% for the six month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the six month period ended June 28, 2014. The federal research and development tax credit was not in effect for the six month period ended June 28, 2014 and has not been enacted for 2015. Therefore, the effective income tax rates for the six month periods ended June 27, 2015 and June 28, 2014 do not include any benefit for the federal research and development credits.

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
Financial Assets and Liabilities
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 27, 2015, were as follows:

	Fair Value Measurements as of June 27, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$121,512	$—	$—
Short term investments
Corporate and government bonds (1)	—	37,227	—
Total assets measured at fair value	$121,512	$37,227	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 6) (2)	$—	$20	$—
Total liabilities measured at fair value	$—	$20	$—

The Company’s financial assets measured at fair value on a recurring basis at December 27, 2014, were as follows:

	Fair Value Measurements as of December 27, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$109,843	$—	$—
Short term investments
Corporate and government bonds (1)	—	36,166	—
Total assets measured at fair value	$109,843	$36,166	$—

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

(1)
The bond investments are valued based on observable market values as of the Company’s reporting date. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period. The realized and unrealized gains and losses are included in comprehensive income for that period.

(2)	Derivative instruments are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company evaluates goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. In accordance with applicable guidance, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on its consolidated financial statements and footnote disclosures.
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

3. Inventory
Inventory consists of the following:

	June 27, 2015	December 27, 2014
	(In thousands)
Raw materials	$7,580	$9,455
Finished goods	38,397	38,402
	$45,977	$47,857
4. Stock Option and Incentive Plans
The Company has awards outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the “Plans”). The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of June 27, 2015, there were 2,935,313 shares available for future grant under the 2015 Plan.
Awards granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over periods from one to five years, and expire five or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. Other awards granted under the Plans generally vest over periods from one to three years.
On June 5, 2015, the Company issued stock-based grants to certain employees, including executive officers. These grants included stock options totaling 90,000 shares of the Company's common stock and 51,057 time-based restricted stock units. Each of the above stock options have a per share exercise price of $32.38, the closing price of the Company's common stock on NASDAQ on June 5, 2015.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

5. Accrued Expenses
Accrued expenses consist of the following:

	June 27, 2015	December 27, 2014
	(In thousands)
Accrued warranty	$7,081	$7,769
Accrued rent	685	701
Accrued direct fulfillment costs	1,134	1,346
Accrued customer deposits	750	702
Accrued sales tax	520	867
Accrued accounting fees	612	167
Accrued sales commissions	252	531
Accrued other	4,570	6,618
	$15,604	$18,701

6. Derivative Instruments
The Company is exposed to adverse changes in foreign currency exchange rates, primarily related to sales in the Canadian Dollar and the Euro. As a result, the Company periodically enters into foreign currency forward contracts to minimize the impact of fluctuating exchange rates on results of operations. These derivative instruments have maturities of two months or less and have not qualified for hedge accounting.
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	June 27, 2015	December 27, 2014	June 27, 2015	December 27, 2014
		(In thousands)
Foreign currency forward contracts	Accrued expenses	$4,117	$—	$20	$—
Gains/(losses) associated with derivative instruments are as follows:

		Three Months Ended		Six Months Ended
	Classification	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
		(In thousands)
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Other expense, net	$(192)	$—	$(192)	$—

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended June 27, 2015 and June 28, 2014 were $1.2 million and $1.2 million, respectively, and for the six months ended June 27, 2015 and June 28, 2014 were $2.4 million and $2.3 million, respectively. Future minimum rental payments under operating leases were as follows as of June 27, 2015:

Operating Leases
(In thousands)
Remainder of 2015	$1,793
2016	3,184
2017	2,906
2018	2,916
2019	2,925
Thereafter	978
Total minimum lease payments	$14,702
Outstanding Purchase Orders
At June 27, 2015, the Company had outstanding purchase orders aggregating approximately $88 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2015 and December 27, 2014, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)		(In thousands)
Balance at beginning of period	$7,574	$6,358	$7,769	$6,497
Provision	900	2,632	2,150	3,765
Warranty usage(1)	(1,393)	(1,388)	(2,838)	(2,660)
Balance at end of period	$7,081	$7,602	$7,081	$7,602

(1)	Warranty usage includes costs incurred for warranty obligations.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Six Months Ended
	(In thousands)
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue:
Home Robots	$136,824	$133,235	$247,909	$241,270
Defense & Security	11,790	5,100	18,316	10,702
Other (1)	174	1,468	524	2,035
Total revenue	148,788	139,803	266,749	254,007
Cost of revenue:
Home Robots	66,884	68,262	121,166	121,856
Defense & Security	6,809	3,229	11,167	6,748
Other (2)	5,062	6,191	10,675	11,572
Total cost of revenue	78,755	77,682	143,008	140,176
Gross margin:
Home Robots	69,940	64,973	126,743	119,414
Defense & Security	4,981	1,871	7,149	3,954
Other	(4,888)	(4,723)	(10,151)	(9,537)
Total gross margin	70,033	62,121	123,741	113,831
Research and development	18,732	17,245	37,764	34,179
Selling and marketing	27,329	23,535	41,517	38,067
General and administrative	12,905	11,666	25,494	23,930
Other income (expense), net	(61)	92	(855)	(95)
Income before income taxes	$11,006	$9,767	$18,111	$17,560

(1)	Other revenue results from other smaller business units that do not meet the criteria of a reportable segment.

(2)
Other cost of revenue results from other smaller business units that do not meet the criteria of a reportable segment, as well as other operational costs not directly attributable to the home robots or defense and security reportable segments.

Geographic Information
For the three months ended June 27, 2015 and June 28, 2014, sales to non-U.S. customers accounted for 63.2% and 67.9% of total revenue, respectively, and sales to non-U.S. customers for the six months ended June 27, 2015 and June 28, 2014 accounted for 62.7% and 64.7% of total revenue, respectively.
Significant Customers
For the three months ended June 27, 2015, the Company generated 15.2% and 13.5%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended June 28, 2014, the Company generated 20.1% and 12.6%, respectively, of total revenue from two of its international distributors of home robots products.
For the six months ended June 27, 2015, the Company generated 14.1% and 13.6%, respectively, of total revenue from two of its international distributors of home robot products. For the six months ended June 28, 2014, the Company generated 20.0% and 12.8%, respectively, of total revenue from two of its international distributors of home robots products.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

9. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill at June 27, 2015 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name. The estimated useful lives for all of these intangible assets are three to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at June 27, 2015 and December 27, 2014 consisted of the following:

	June 27, 2015			December 27, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$26,900	$9,507	$17,393	$30,600	$9,691	1,788	$19,121
Research contracts	—	—	—	100	100	—	—
Tradename	100	92	8	800	775	—	25
Total	$27,000	$9,599	$17,401	$31,500	$10,566	$1,788	$19,146
During the three month period ended March 28, 2015, the Company removed fully amortized intangible assets from its consolidated balance sheet. Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended June 27, 2015 and June 28, 2014, respectively. Amortization expense related to acquired intangible assets was $1.8 million and $1.8 million for the six months ended June 27, 2015 and June 28, 2014, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2015	$1,737
2016	3,457
2017	3,457
2018	3,457
2019	2,818
Thereafter	2,475
Total	$17,401

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
As of June 27, 2015, we had 606 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three and six month periods ended June 27, 2015, strong growth in our domestic market for home robots products drove increases in our home robots business unit revenue of 3% as compared to the three and six month periods ended June 28, 2014. Domestic home robots revenue increased 24% and 12% in the three and six month periods ended June 27, 2015 compared to the three and six month periods ended June 28, 2014, resulting primarily from our incremental marketing investments, particularly around Mother's Day and Father's Day. These increases were partially offset by 7% and 2% decreases in our international home robots revenue in the three and six month periods ended June 27, 2015 compared to the three and six month periods ended June 28, 2014, largely driven by negative macroeconomic conditions in Japan and Russia. Revenue in our defense and security business unit increased 131% and 71% during the three and six month periods ended June 27, 2015 compared to the three and six month periods ended June 28, 2014, driven primarily by the delivery of robots and spare parts under a contract with the Canadian Department of National Defence.
During the three month period ended June 27, 2015, we recorded a net benefit to revenue and income before income taxes of $2.6 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.2 million and $2.6 million, respectively, during the three month period ended June 28, 2014. During the six month period ended June 27, 2015, we recorded a net benefit to revenue and income before income taxes of $3.7 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.7 million and $3.1 million, respectively, during the six month period ended June 28, 2014. The adjustments recorded in each period resulted from lower product returns experience in the more recent periods relative to the historical averages, which is the basis of our returns reserve.
Additionally, we released $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014, with no such adjustment in the three or six months ended June 27, 2015.
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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three month periods ended June 27, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.9	55.6	53.6	55.2
Gross margin	47.1	44.4	46.4	44.8
Operating expenses
Research and development	12.6	12.3	14.2	13.5
Selling and marketing	18.4	16.8	15.6	15.0
General and administrative	8.7	8.3	9.6	9.4
Total operating expenses	39.7	37.4	39.4	37.9
Operating income	7.4	6.9	7.1	7.0
Other income (expense), net	—	0.1	(0.3)	—
Income before income taxes	7.4	7.0	6.8	6.9
Income tax expense (benefit)	2.5	0.9	2.3	1.5
Net income	4.9%	6.1%	4.5%	5.4%

Comparison of Three and Six Months Ended June 27, 2015 and June 28, 2014
Revenue

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$148,788	$139,803	$8,985	6.4%	$266,749	$254,007	$12,742	5.0%
Total revenue for the three months ended June 27, 2015 increased to $148.8 million, or 6.4%, compared to $139.8 million for the three months ended June 28, 2014. Revenue increased approximately $3.6 million, or 2.7%, in our home robots business unit and increased approximately $6.7 million, or 131.2%, in our defense and security robots business unit.
The $3.6 million increase in revenue from our home robots business unit for the three months ended June 27, 2015 was driven by a 4.8% increase in units shipped, and a 3.4% increase in average selling price as compared to the three months ended June 28, 2014. In the three months ended June 27, 2015, domestic home robots revenue increased $10.2 million, or 24.2%, and international home robots revenue decreased $6.6 million, or 7.2%, as compared to the three months ended June 28, 2014. Total home robots shipped in the three months ended June 27, 2015 were 592,000 units compared to 565,000 units in the three months ended June 28, 2014. The increase in sales of our home robots resulted primarily from increased sales of our Roomba 800 series and 600 series robots, which was driven largely by our incremental marketing investments during the three months ended June 27, 2015, particularly around Mother's Day and Father's Day. Additionally, we recorded a net benefit to revenue of $2.6 million related to adjustments to our product returns reserves during the three month period ended June 27, 2015, compared to a net benefit to revenue of $1.2 million during the three month period ended June 28, 2014. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in the most recently released products.
The $6.7 million increase in revenue from our defense and security robots business unit for the three months ended June 27, 2015 was attributable to a $6.4 million increase in defense and security product revenue and a $0.3 million increase in contract revenue generated under research and development contracts. The $6.4 million increase in defense and security product revenue resulted primarily from the delivery of robots and spare parts under a contract with the Canadian Department of National Defence. Total defense and security robots shipped in the three months ended June 27, 2015 were 41 units compared to 40 units in the three months ended June 28, 2014, while average selling price increased to $197 thousand in the three months ended June 27, 2015 from $80 thousand in the three months ended June 28, 2014. The increase in average selling price resulted from a higher mix of our Packbot robot, especially our higher-priced Packbot CBRN (Chemical, Biological, Radiological, Nuclear and Explosives) systems, compared to our lower-priced FirstLook robot in the three months ended June 27, 2015 as compared to the three months ended June 28, 2014.
Total revenue for the six months ended June 27, 2015 increased to $266.7 million, or 5.0%, compared to $254.0 million for the six months ended June 28, 2014. Revenue increased approximately $6.6 million, or 2.8%, in our home robots business unit and increased approximately $7.6 million, or 71.2%, in our defense and security robots business unit.
The $6.6 million increase in revenue from our home robots business unit for the six months ended June 27, 2015 was driven by a 5.1% increase in units shipped and a 1.3% increase in average selling price as compared to the six months ended June 28, 2014. In the six months ended June 27, 2015, domestic home robots revenue increased $9.8 million, or 11.7%, and international home robots revenue decreased $3.1 million, or 2.0%, as compared to the six months ended June 28, 2014. Total home robots shipped in the six months ended June 27, 2015 were 1,083,000 units compared to 1,030,000 units in the six months ended June 28, 2014. The increase in sales of our home robots resulted primarily from increased sales of our Roomba 800 series and 600 series robots, which was driven largely by our incremental marketing investments during the six months ended June 27, 2015, particularly around Mother's Day and Father's Day. Additionally, we recorded a net benefit to revenue of $3.7 million related to adjustments to our product returns reserves during the six month period ended June 27, 2015, compared to a net benefit to revenue of $1.7 million during the six month period ended June 28, 2014. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in the most recently released products.
The $7.6 million increase in revenue from our defense and security robots business unit for the six months ended June 27, 2015 was attributable to a $7.1 million increase in defense and security product revenue and a $0.5 million increase in contract revenue generated under research and development contracts. The $7.1 million increase in defense and security product revenue resulted primarily from the delivery of robots and spare parts under a contract with the Canadian Department of

National Defence. Total defense and security robots shipped in the six months ended June 27, 2015 were 69 units compared to 78 units in the six months ended June 28, 2014, while average selling price increased from $67 thousand in the six months ended June 28, 2014 to $141 thousand in the six months ended June 27, 2015. The increase in average selling price resulted from a higher mix of our Packbot robot, especially our higher-priced Packbot CBRN (Chemical, Biological, Radiological, Nuclear and Explosives) systems, compared to our lower-priced FirstLook robot in the six months ended June 27, 2015 as compared to the three months ended June 28, 2014.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$78,755	$77,682	$1,073	1.4%	$143,008	$140,176	$2,832	2.0%
As a percentage of total revenue	52.9%	55.6%			53.6%	55.2%
Total cost of revenue increased to $78.8 million in the three months ended June 27, 2015, compared to $77.7 million in the three months ended June 28, 2014. Cost of revenue decreased $1.4 million, or 2.0%, in our home robots business unit, and increased $3.6 million, or 110.8%, in our defense and security business unit. The decrease in cost of revenue for the three months ended June 27, 2015 in our home robots business unit is primarily due to decreased warranty costs in the three months ended June 27, 2015 compared to the three months ended June 28, 2014. The increase in cost of revenue for the three months ended June 27, 2015 in our defense and security business unit resulted primarily from the 124.9% increase in product revenue during the three months ended June 27, 2015 compared to the three months ended June 28, 2014.
Total cost of revenue increased to $143.0 million in the six months ended June 27, 2015, compared to $140.2 million in the six months ended June 28, 2014. Cost of revenue decreased $0.7 million, or 0.6%, in our home robots business unit, and increased $4.4 million, or 65.5%, in our defense and security business unit. The decrease in cost of revenue for the six months ended June 27, 2015 in our home robots business unit is primarily due to decreased warranty costs in the six months ended June 27, 2015 compared to the six months ended June 28, 2014. The increase in cost of revenue for the six months ended June 27, 2015 in our defense and security business unit resulted from the 66.9% increase in product revenue during the six months ended June 27, 2015 compared to the six months ended June 28, 2014.
Gross Margin

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$70,033	$62,121	$7,912	12.7%	$123,741	$113,831	$9,910	8.7%
As a percentage of total revenue	47.1%	44.4%			46.4%	44.8%
Gross margin increased $7.9 million, or 12.7%, to $70.0 million (47.1% of revenue) in the three months ended June 27, 2015 from $62.1 million (44.4% of revenue) in the three months ended June 28, 2014. Gross margin as a percentage of revenue in the home robots business unit increased 2.3 percentage points, and increased 5.5 percentage points in our defense and security business unit. The 2.3 percentage point increase in the home robots business unit resulted from favorable product and customer mix in the three months ended June 27, 2015 compared to the three months ended June 28, 2014, as well as decreased warranty costs in the three months ended June 27, 2015 compared to the three months ended June 28, 2014. The 5.5 percentage point increase in the defense and security business unit is mostly attributable to the favorable overhead leverage associated with the 131.2% increase in the defense and security robots business unit revenue in the three months ended June 27, 2015 compared to the three months ended June 28, 2014.
Gross margin increased $9.9 million, or 8.7%, to $123.7 million (46.4% of revenue) in the six months ended June 27, 2015 from $113.8 million (44.8% of revenue) in the six months ended June 28, 2014. Gross margin as a percentage of revenue in the home robots business unit increased 1.6 percentage points, and increased 2.1 percentage points in our defense and security business unit. The 1.6 percentage point increase in the home robots business unit resulted from favorable product and customer mix in the six months ended June 27, 2015 compared to the six months ended June 28, 2014, as well as decreased warranty costs in the six months ended June 27, 2015 compared to the six months ended June 28, 2014. The 2.1 percentage point increase in the defense and security business unit is mostly attributable to the favorable overhead leverage associated with the 71.2% increase in the defense and security robots business unit revenue during the six months ended June 27, 2015 compared to the six months ended June 28, 2014.
Research and Development

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$18,732	$17,245	$1,487	8.6%	$37,764	$34,179	$3,585	10.5%
As a percentage of total revenue	12.6%	12.3%			14.2%	13.5%
Research and development expenses increased $1.5 million, or 8.6%, to $18.7 million (12.6% of revenue) in the three months ended June 27, 2015 from $17.2 million (12.3% of revenue) in the three months ended June 28, 2014. This increase is primarily attributable to increased people-related costs of $1.8 million associated with increased headcount, especially related to software engineers, partially offset by decreased consulting and legal expenses during the three months ended June 27, 2015 compared to the three months ended June 28, 2014. These increases relate to our continued development of new technology and products and enhancements to existing products.
Research and development expenses increased $3.6 million, or 10.5%, to $37.8 million (14.2% of revenue) in the six months ended June 27, 2015 from $34.2 million (13.5% of revenue) in the six months ended June 28, 2014. This increase is primarily attributable to increased people-related costs of $3.0 million associated with increased headcount, especially related to software engineers, during the six months ended June 27, 2015 compared to the six months ended June 28, 2014. These increases relate to our continued development of new technology and products and enhancements to existing products, as we continue to focus on our navigation, manipulation and cloud computing.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$27,329	$23,535	$3,794	16.1%	$41,517	$38,067	$3,450	9.1%
As a percentage of total revenue	18.4%	16.8%			15.6%	15.0%
Selling and marketing expenses increased by $3.8 million, or 16.1%, to $27.3 million (18.4% of revenue) in the three months ended June 27, 2015 from $23.5 million (16.8% of revenue) in the three months ended June 28, 2014. This increase resulted primarily from increased marketing investments internationally and domestically of $3.3 million during the three months ended June 27, 2015 compared to the three months ended June 28, 2014.
Selling and marketing expenses increased by $3.5 million, or 9.1%, to $41.5 million (15.6% of revenue) in the six months ended June 27, 2015 from $38.1 million (15.0% of revenue) in the six months ended June 28, 2014. This increase resulted primarily from increased marketing investments internationally and domestically of $2.8 million during the six months ended June 27, 2015 compared to the six months ended June 28, 2014.
General and Administrative

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$12,905	$11,666	$1,239	10.6%	$25,494	$23,930	$1,564	6.5%
As a percentage of total revenue	8.7%	8.3%			9.6%	9.4%

General and administrative expenses increased by $1.2 million, or 10.6%, to $12.9 million (8.7% of revenue) in the three months ended June 27, 2015 from $11.7 million (8.3% of revenue) in the three months ended June 28, 2014. This increase is primarily attributable to a $0.5 million increase in people-related costs, as well as a $0.4 million increase in consulting costs in the three months ended June 27, 2015 compared to the three months ended June 28, 2014.
General and administrative expenses increased by $1.6 million, or 6.5%, to $25.5 million (9.6% of revenue) in the six months ended June 27, 2015 from $23.9 million (9.4% of revenue) in the six months ended June 28, 2014. This increase is primarily attributable to a $1.1 million increase in consulting and contractor costs in the six months ended June 27, 2015 compared to the six months ended June 28, 2014.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$(61)	$92	$(153)	(166.3)%	$(855)	$(95)	$(760)	800.0%
As a percentage of total revenue	—%	0.1%			(0.3)%	—%
Other income (expense), net, amounted to $(0.1) million and $0.1 million for the three months ended June 27, 2015 and June 28, 2014, respectively. Other income (expense), net, amounted to $(0.9) million and $(0.1) million for the six months ended June 27, 2015 and June 28, 2014, respectively. Other income (expense), net, for the three and six month periods ended June 27, 2015 and June 28, 2014 consisted primarily of foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, partially offset by interest income. The increased expense in the six months ended June 27, 2015 compared to the six months ended June 28, 2014 resulted primarily from the revaluation of receivables denominated in Canadian Dollars and Euros, which weakened compared to the U.S. Dollar in the six months ended June 27, 2015. The impact of the revaluation of receivables denominated in Canadian Dollars and Euros was not as significant in the three months ended June 27, 2015 as it was in the three months ended March 28, 2015, as the foreign currency rates somewhat stabilized in the three months ended June 27, 2015 and we implemented forward currency contracts to mitigate exposure.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Dollar Change	Percent Change	June 27, 2015	June 28, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$3,754	$1,237	$2,517	203.5%	$6,105	$3,750	$2,355	62.8%
As a percentage of pre-tax income	34.1%	12.7%			33.7%	21.4%
We recorded a tax provision of $3.8 million and $1.2 million for the three month periods ended June 27, 2015 and June 28, 2014, respectively. The $3.8 million provision for the three month period ended June 27, 2015 resulted in an effective income tax rate of 34.1%. The $1.2 million provision for the three month period ended June 28, 2014 resulted in an effective income tax rate of 12.7%. The difference between the effective income tax rate of 34.1% for the three month period ended June 27, 2015 and 12.7% for the three month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the three month period ended June 28, 2014. The federal research and development tax credit was not in effect for the three month period ended June 28, 2014 and has not been enacted for 2015. Therefore, the effective income tax rates for the three month periods ended June 27, 2015 and June 28, 2014 do not include any benefit for the federal research and development credits.
We recorded a tax provision of $6.1 million and $3.8 million for the six month periods ended June 27, 2015 and June 28, 2014, respectively. The $6.1 million provision for the six month period ended June 27, 2015 resulted in an effective income tax rate of 33.7%. The $3.8 million provision for the six month period ended June 28, 2014 resulted in an effective income tax rate of 21.4%. The difference between the effective income tax rate of 33.7% for the six month period ended June 27, 2015 and 21.4% for the six month period ended June 28, 2014 was primarily due to the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the six month period ended June 28, 2014. The federal research and development tax credit was not in effect for the six month period ended June 28, 2014 and has not been enacted for 2015. Therefore, the effective income tax rates for the six month periods ended June 27, 2015 and June 28, 2014 do not include any benefit for the federal research and development credits.

Liquidity and Capital Resources
At June 27, 2015, our principal sources of liquidity were cash and cash equivalents totaling $186.6 million, short-term investments of $37.2 million and accounts receivable of $65.6 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 27, 2015 and June 28, 2014, we spent $5.5 million and $5.5 million, respectively, on capital equipment.
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
The balance of cash, cash equivalents and short-term investments of $223.8 million at June 27, 2015 is primarily the result of our profitability, as well as our on-going focus on managing working capital. In the six month period ended June 27, 2015, we generated $11.8 million of cash from operations. As of June 27, 2015, we did not have any borrowings outstanding under our working capital line of credit and had $1.5 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows

Net cash provided by operating activities for the six months ended June 27, 2015 was $11.8 million, compared to the $7.8 million of net cash used in operating activities for the six months ended June 28, 2014. The net cash provided by operating activities was primarily driven by an increase in cash of $21.7 million resulting from a decrease in accounts receivable and unbilled revenue of $7.2 million in 2015 compared to an increase of $14.5 million in 2014 as a result of normal billing and collection activities and timing of the billing in the respective periods; an increase in cash of $9.1 million resulting from an increase in other assets of $0.8 million in 2015 compared to an increase of $9.9 million in 2014 primarily as the result of an increase in prepaid taxes of $1.0 million in 2015 compared to an increase of $8.0 million in 2014; an increase in cash of $7.0 million resulting from a decrease in inventory of $1.7 million in 2015 compared to an increase of $5.3 million in 2014; an increase in cash of $4.1 million resulting from a decrease in accrued compensation of $4.8 million in 2015 compared to a decrease of $8.9 million in 2014 as a result of a larger pay-out of incentive compensation in 2014, and an increase in cash of $2.0 million resulting from the reclassification of tax benefits of excess stock based compensation deductions from operating activities to financing activities of $0.7 million in 2015 compared to $2.7 million in 2014; offset by a decrease in cash of $24.3 million resulting from a decrease in accounts payable and accrued expenses of $15.2 million in 2015 compared to an increase of $9.1 million in 2014 as a result of normal purchasing and vendor payment activities.
Net cash used in investing activities for the six months ended June 27, 2015 was $7.7 million, a decrease of $11.0 million compared to the $18.7 million of net cash used in investing activities for the six months ended June 28, 2014. Capital additions were $5.5 million and $5.5 million for the six months ended June 27, 2015 and June 28, 2014, respectively. Cash used for strategic investments was $1.0 million and zero for the six months ended June 27, 2015 and June 28, 2014, respectively. The net purchase of investments was $1.2 million for the six months ended June 27, 2015 and $13.2 million for the six months ended June 28, 2014. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash used in financing activities for the six months ended June 27, 2015 was $3.4 million, a decrease of $12.2 million compared to the $8.8 million of net cash provided by financing activities for the six months ended June 28, 2014. We generated $2.1 million and $7.7 million from the exercise of stock options during the six months ended June 27, 2015 and June 28, 2014, respectively. We generated $0.7 million and $2.7 million of tax benefits from excess stock-based compensation deductions during the six months ended June 27, 2015 and June 28, 2014, respectively. We spent $1.3 million and $1.5 million in the payment of income tax withholdings associated with restricted stock vesting during the six months ended June 27, 2015 and June 28, 2014, respectively. We spent $4.9 million and zero to repurchase our stock during the six months ended June 27, 2015 and June 28, 2014, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of June 27, 2015, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of June 27, 2015, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of June 27, 2015, we were in compliance with all covenants under the revolving credit facility.
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
As of June 27, 2015, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of June 27, 2015, we were in compliance with all covenants under the revolving letter of credit facility.

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
Off-Balance Sheet Arrangements
As of June 27, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At June 27, 2015, we had unrestricted cash and cash equivalents of $186.6 million and short term investments of $37.2 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 27, 2015, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At June 27, 2015, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility.
Exchange Rate Sensitivity
We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robots products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Canadian Dollar, the Euro or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.

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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)

10.2*	iRobot Corporation 2015 Stock Option and Incentive Plan and forms of award agreements thereunder

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: July 31, 2015	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)

10.2*	iRobot Corporation 2015 Stock Option and Incentive Plan and forms of award agreements thereunder

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith