Form 10-Q
period 2015-09-26
IROBOT CORP
filed 2015-10-30
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 26, 2015 was 29,069,589.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 26, 2015	December 27, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$176,430	$185,957
Short term investments	35,791	36,166
Accounts receivable, net of allowance of $66 at September 26, 2015 and $67 at December 27, 2014	76,314	71,056
Unbilled revenue	580	2,614
Inventory	58,665	47,857
Deferred tax assets	20,338	21,505
Other current assets	8,408	9,704
Total current assets	376,526	374,859
Property and equipment, net	28,553	31,297
Deferred tax assets	7,688	8,409
Goodwill	48,751	48,751
Intangible assets, net	16,529	19,146
Other assets	11,766	10,751
Total assets	$489,813	$493,213
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,490	$60,256
Accrued expenses	13,752	18,701
Accrued compensation	11,153	16,235
Deferred revenue and customer advances	2,279	3,849
Total current liabilities	83,674	99,041
Long term liabilities	3,033	3,736
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,247,802 and 29,644,602 shares issued and outstanding at September 26, 2015 and December 27, 2014, respectively	292	297
Additional paid-in capital	237,260	249,409
Retained earnings	165,680	140,881
Accumulated other comprehensive loss	(126)	(151)
Total stockholders’ equity	403,106	390,436
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$489,813	$493,213
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$143,609	$143,497	$410,358	$397,504
Cost of revenue (1)	73,751	75,608	216,759	215,784
Gross margin	69,858	67,889	193,599	181,720
Operating expenses:
Research and development (1)	18,122	17,343	55,886	51,522
Selling and marketing (1)	19,379	15,844	60,896	53,911
General and administrative (1)	13,701	12,008	39,195	35,938
Total operating expenses	51,202	45,195	155,977	141,371
Operating income	18,656	22,694	37,622	40,349
Other expense, net	(93)	(374)	(948)	(469)
Income before income taxes	18,563	22,320	36,674	39,880
Income tax expense	5,770	7,713	11,875	11,463
Net income	$12,793	$14,607	$24,799	$28,417
Net income per share
Basic	$0.43	$0.49	$0.84	$0.97
Diluted	$0.42	$0.48	$0.82	$0.94
Number of weighted average common shares used in calculations per share
Basic	29,654	29,595	29,697	29,439
Diluted	30,117	30,183	30,253	30,169
 __________________________

(1)	Total stock-based compensation recorded in the three and nine months ended September 26, 2015 and September 27, 2014 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of revenue	$270	$291	$662	$626
Research and development	963	866	2,737	2,425
Selling and marketing	474	319	1,089	860
General and administrative	2,193	2,315	5,974	6,105
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$12,793	$14,607	$24,799	$28,417
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	67	(80)	25	(171)
Total comprehensive income	$12,860	$14,527	$24,824	$28,246
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$24,799	$28,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,569	9,578
Loss on disposal of assets	201	27
Stock-based compensation	10,462	10,016
Deferred income taxes, net	2,289	793
Tax benefit of excess stock-based compensation deductions	(795)	(2,707)
Non-cash director deferred compensation	112	34
Changes in operating assets and liabilities — (use) source
Accounts receivable	(5,258)	(28,999)
Unbilled revenue	2,034	(323)
Inventory	(10,965)	(8,678)
Other assets	1,296	(5,407)
Accounts payable	(1,285)	4,943
Accrued expenses	(6,127)	2,859
Accrued compensation	(5,082)	(7,836)
Deferred revenue and customer advances	(1,570)	(2,376)
Long term liabilities	(703)	(467)
Net cash provided by (used in) operating activities	19,977	(126)
Cash flows from investing activities:
Additions of property and equipment	(7,557)	(9,168)
Change in other assets	(1,015)	—
Purchases of investments	(17,755)	(24,214)
Sales of investments	18,000	7,500
Net cash used in investing activities	(8,327)	(25,882)
Cash flows from financing activities:
Proceeds from stock option exercises	3,385	7,853
Income tax withholding payment associated with restricted stock vesting	(1,295)	(1,532)
Stock repurchases	(24,062)	—
Tax benefit of excess stock-based compensation deductions	795	2,707
Net cash provided by (used in) financing activities	(21,177)	9,028
Net decrease in cash and cash equivalents	(9,527)	(16,980)
Cash and cash equivalents, at beginning of period	185,957	165,404
Cash and cash equivalents, at end of period	$176,430	$148,424
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,791	$15,462
Non-cash investing and financing activities:
Stock repurchases included in accrued expenses	$1,156	$—
Transfer of inventory to property and equipment	$157	$637
Additions of property and equipment included in accounts payable	$754	$671
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
The accompanying unaudited financial data as of September 26, 2015 and for the three and nine months ended September 26, 2015 and September 27, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC on February 13, 2015.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of September 26, 2015 and results of operations and cash flows for the periods ended September 26, 2015 and September 27, 2014 have been made. The results of operations and cash flows for any interim period are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Beginning in the third quarter of 2015, with the introduction of the Company's first connected robot, each sale of a connected robot represents a multi-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which the Company expects to provide the upgrades over the estimated life of the robot.
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
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of September 26, 2015, fiscal years 2012 through 2014 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	(In thousands, except per share amounts)
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$12,793	$14,607	$24,799	$28,417
Weighted-average shares outstanding	29,654	29,595	29,697	29,439
Dilutive effect of employee stock options and restricted shares	463	588	556	730
Diluted weighted-average shares outstanding	30,117	30,183	30,253	30,169
Basic income per share	$0.43	$0.49	$0.84	$0.97
Diluted income per share	$0.42	$0.48	$0.82	$0.94

Restricted stock units and stock options representing approximately 0.7 million and 0.4 million shares of common stock for the three month periods ended September 26, 2015 and September 27, 2014, respectively, and approximately 0.5 million and 0.2 million shares of common stock for the nine month periods ended September 26, 2015 and September 27, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service is closed for fiscal years prior to 2012. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2011. Federal carryforward attributes that were generated prior to fiscal year 2012 and state carryforward attributes that were generated prior to fiscal year 2011 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

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

The Company recorded a tax provision of $5.8 million and $7.7 million for the three month periods ended September 26, 2015 and September 27, 2014, respectively. The $5.8 million provision for the three month period ended September 26, 2015 resulted in an effective income tax rate of 31.1%. The $7.7 million provision for the three month period ended September 27, 2014 resulted in an effective income tax rate of 34.6%. The difference between the effective income tax rate of 31.1% for the three month period ended September 26, 2015 and 34.6% for the three month period ended September 27, 2014 was primarily due to an increase in 2014 federal research and development tax credits generated upon the filing of the 2014 federal income tax return during the three month period ended September 26, 2015, partially offset by an increase in state income taxes. The 2014 federal research and development tax credit was enacted in the fourth fiscal quarter of 2014 and the Company recorded the associated estimated benefit for the full year in that period. As the federal research and development tax credit was not in effect for the three month period ended September 27, 2014 and has not been enacted for 2015, the effective income tax rates for the three month periods ended September 26, 2015 and September 27, 2014 do not include any benefit for the federal research and development tax credit.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The Company recorded a tax provision of $11.9 million and $11.5 million for the nine month periods ended September 26, 2015 and September 27, 2014, respectively. The $11.9 million provision for the nine month period ended September 26, 2015 resulted in an effective income tax rate of 32.4%. The $11.5 million provision for the nine month period ended September 27, 2014 resulted in an effective income tax rate of 28.7%. The difference between the effective income tax rate of 32.4% for the nine month period ended September 26, 2015 and 28.7% for the nine month period ended September 27, 2014 was primarily due to an increase in state income taxes during the nine month period ended September 26, 2015, as compared to September 27, 2014, and the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the nine month period ended September 27, 2014, partially offset by an increase in 2014 federal research and development tax credits generated upon the filing of the 2014 federal income tax return during the nine month period ended September 26, 2015. The 2014 federal research and development tax credit was enacted in the fourth fiscal quarter of 2014 and the Company recorded the associated estimated benefit for the full year in that period. As the federal research and development tax credit was not in effect for the nine month period ended September 27, 2014 and has not been enacted for 2015, the effective income tax rates for the nine month periods ended September 26, 2015 and September 27, 2014 do not include any benefit for the federal research and development tax credit.

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
Financial Assets and Liabilities
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 26, 2015, were as follows:

	Fair Value Measurements as of September 26, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$108,100	$—	$—
Short term investments
Corporate and government bonds (1)	—	35,791	—
Total assets measured at fair value	$108,100	$35,791	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 6) (2)	$—	$16	$—
Total liabilities measured at fair value	$—	$16	$—

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
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, “Inventory: Simplifying the Measurement of Inventory.” ASU No. 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of ASU No. 2015-11 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” Under ASU No. 2015-05, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company on January 3, 2016. The Company is currently assessing the potential impact of ASU No. 2015-05 on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Consolidation - Amendments to the Consolidation Analysis.” ASU No. 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently assessing the potential impact of ASU No. 2015-02 on its consolidated financial statements.
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

3. Inventory
Inventory consists of the following:

	September 26, 2015	December 27, 2014
	(In thousands)
Raw materials	$7,780	$9,455
Finished goods	50,885	38,402
	$58,665	$47,857
4. Stock Option and Incentive Plans
The Company has awards outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the “Plans”). The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of September 26, 2015, there were 2,551,119 shares available for future grant under the 2015 Plan.
Awards granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

vesting, generally vest over periods from one to five years, and expire five or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. Other awards granted under the Plans generally vest over periods from one to three years.
On September 4, 2015, the Company granted to certain employees stock options totaling 77,725 shares of the Company's common stock and 216,478 restricted stock units. Each of the above stock options have a per share exercise price of $29.60, the closing price of the Company's common stock on NASDAQ on September 4, 2015.
5. Accrued Expenses
Accrued expenses consist of the following:

	September 26, 2015	December 27, 2014
	(In thousands)
Accrued warranty	$6,876	$7,769
Accrued rent	677	701
Accrued direct fulfillment costs	781	1,346
Accrued customer deposits	769	702
Accrued sales tax	557	867
Accrued accounting fees	434	167
Accrued sales commissions	304	531
Accrued other	3,354	6,618
	$13,752	$18,701

Accrued compensation consists of the following at:

	September 26, 2015	December 27, 2014
	(In thousands)
Accrued bonus	$4,714	$8,455
Accrued other compensation	6,439	7,780
	$11,153	$16,235

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
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	September 26, 2015	December 27, 2014	September 26, 2015	December 27, 2014
		(In thousands)
Foreign currency forward contracts	Accrued expenses	$3,417	$—	$16	$—
Gains/(losses) associated with derivative instruments are as follows:

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

		Three Months Ended		Nine Months Ended
	Classification	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
		(In thousands)
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Other expense, net	$191	$—	$(1)	$—

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended September 26, 2015 and September 27, 2014 were $1.2 million and $1.2 million, respectively, and for the nine months ended September 26, 2015 and September 27, 2014 were $3.6 million and $3.6 million, respectively. Future minimum rental payments under operating leases were as follows as of September 26, 2015:

Operating Leases
(In thousands)
Remainder of 2015	$942
2016	3,873
2017	3,427
2018	2,959
2019	2,925
Thereafter	978
Total minimum lease payments	$15,104
Outstanding Purchase Orders
At September 26, 2015, the Company had outstanding purchase orders aggregating approximately $109 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 26, 2015 and December 27, 2014, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on identified or estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands)		(In thousands)
Balance at beginning of period	$7,081	$7,602	$7,769	$6,497
Provision	1,031	1,679	3,182	5,444
Warranty usage(1)	(1,236)	(1,356)	(4,075)	(4,016)
Balance at end of period	$6,876	$7,925	$6,876	$7,925

(1)	Warranty usage includes costs incurred for warranty obligations.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended		Nine Months Ended
	(In thousands)
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Home Robots	$136,513	$132,013	$384,422	$373,283
Defense & Security	6,184	10,667	24,500	21,369
Other (1)	912	817	1,436	2,852
Total revenue	143,609	143,497	410,358	397,504
Cost of revenue:
Home Robots	64,512	65,135	185,677	186,991
Defense & Security	3,533	4,977	14,700	11,725
Other (2)	5,706	5,496	16,382	17,068
Total cost of revenue	73,751	75,608	216,759	215,784
Gross margin:
Home Robots	72,001	66,878	198,745	186,292
Defense & Security	2,651	5,690	9,800	9,644
Other	(4,794)	(4,679)	(14,946)	(14,216)
Total gross margin	69,858	67,889	193,599	181,720
Research and development	18,122	17,343	55,886	51,522
Selling and marketing	19,379	15,844	60,896	53,911
General and administrative	13,701	12,008	39,195	35,938
Other expense, net	(93)	(374)	(948)	(469)
Income before income taxes	$18,563	$22,320	$36,674	$39,880

(1)	Other revenue results from other smaller business units that do not meet the criteria of a reportable segment.

(2)
Other cost of revenue results from other smaller business units that do not meet the criteria of a reportable segment, as well as other operational costs not directly attributable to the home robots or defense and security reportable segments.

Geographic Information
For the three months ended September 26, 2015 and September 27, 2014, sales to non-U.S. customers accounted for 55.9% and 63.4% of total revenue, respectively, and sales to non-U.S. customers for the nine months ended September 26, 2015 and September 27, 2014 accounted for 60.3% and 64.2% of total revenue, respectively.
Significant Customers
For the three months ended September 26, 2015, the Company generated 16.5% and 11.4%, respectively, of total revenue from two of its international distributors of home robots products and 10.2% from one of its domestic retailers of home robots products. For the three months ended September 27, 2014, the Company generated 17.5% and 14.0%, respectively, of total revenue from two of its international distributors of home robots products.
For the nine months ended September 26, 2015, the Company generated 14.9% and 12.9%, respectively, of total revenue from two of its international distributors of home robot products. For the nine months ended September 27, 2014, the Company generated 19.1% and 13.2%, respectively, of total revenue from two of its international distributors of home robots products.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

9. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill at September 26, 2015 is $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name. The estimated useful lives for all of these intangible assets are three to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at September 26, 2015 and December 27, 2014 consisted of the following:

	September 26, 2015			December 27, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$26,900	$10,371	$16,529	$30,600	$9,691	1,788	$19,121
Research contracts	—	—	—	100	100	—	—
Tradename	100	100	—	800	775	—	25
Total	$27,000	$10,471	$16,529	$31,500	$10,566	$1,788	$19,146
During the three month period ended March 28, 2015, the Company removed fully amortized intangible assets from its consolidated balance sheet. Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended September 26, 2015 and September 27, 2014, respectively. Amortization expense related to acquired intangible assets was $2.6 million and $2.7 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2015	$864
2016	3,457
2017	3,457
2018	3,457
2019	2,818
Thereafter	2,476
Total	$16,529

10. Subsequent Event

In October 2015, the Company received proceeds of approximately $5.6 million in conjunction with the sale of a majority of its preferred shares in a cost-method investment. The Company expects to record a pre-tax gain of approximately $3.0 million, or $0.06 per share, related to the sale of these preferred shares in the fourth quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 27, 2014, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Kobra, Ava, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2014, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more. For 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home care robots perform time-consuming domestic chores, while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
As of September 26, 2015, we had 606 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering, combined with our management team’s experience in consumer, military and enterprise markets, positions us to capitalize on the expected growth in the market for robots.
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
During the three month period ended September 26, 2015, we launched our first connected robot, the Roomba 980. The Roomba 980 has navigating and mapping capabilities using VSLAM technology we acquired as part of our acquisition of Evolution Robotics. The Roomba 980 was available exclusively on our website during the three month period ended September 26, 2015. It will be available in select retail locations in the U.S. and in Japan, as well as several European markets during the fourth quarter of 2015.

During the three and nine month periods ended September 26, 2015, strong growth in our domestic market for home robots products drove increases in our home robots business unit revenue of 3% as compared to the three and nine month periods ended September 27, 2014. Domestic home robots revenue increased 23% and 16% in the three and nine month periods ended September 26, 2015 compared to the three and nine month periods ended September 27, 2014, resulting primarily from our incremental marketing investments. These increases were partially offset by 8% and 4% decreases in our international home robots revenue in the three and nine month periods ended September 26, 2015 compared to the three and nine month periods ended September 27, 2014, largely driven by negative macroeconomic conditions in Japan and Russia. The increase in home robots revenue also includes a $1.6 million favorable adjustment associated with the release of marketing allowances to a former customer that went unused and for which the statute of limitations has lapsed. Revenue in our defense and security business unit decreased 42% and increased 15% during the three and nine month periods ended September 26, 2015 compared to the three and nine month periods ended September 27, 2014. The increase during the nine month period ended September 26, 2015 was driven primarily by the delivery of robots and spare parts under a contract with the Canadian Department of National Defence.
During the three month period ended September 26, 2015, we recorded a net benefit to revenue and income before income taxes of $1.3 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.5 million during the three month period ended September 27, 2014. During the nine month period ended September 26, 2015, we recorded a net benefit to revenue and income before income taxes of $5.0 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $3.2 million and $4.6 million, respectively, during the nine month period ended September 27, 2014. The adjustments recorded in each period resulted from lower product returns experience in the more recent periods relative to the historical averages, which is the basis of our returns reserve.
Additionally, we released $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the nine month period ended September 27, 2014, with no such adjustment in the nine months ended September 26, 2015.
During the three month period ended September 26, 2015, we repurchased 0.7 million shares of common stock for approximately $20.3 million. During the nine month period ended September 26, 2015, we purchased 0.9 million shares of common stock for approximately $25.2 million. The repurchases were made pursuant to our stock repurchase programs and all shares were immediately retired.
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 26, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.4	52.7	52.8	54.3
Gross margin	48.6	47.3	47.2	45.7
Operating expenses
Research and development	12.6	12.1	13.6	13.0
Selling and marketing	13.5	11.0	14.8	13.6
General and administrative	9.5	8.4	9.6	9.0
Total operating expenses	35.6	31.5	38.0	35.6
Operating income	13.0	15.8	9.2	10.1
Other expense, net	(0.1)	(0.2)	(0.2)	(0.1)
Income before income taxes	12.9	15.6	9.0	10.0
Income tax expense	4.0	5.4	3.0	2.9
Net income	8.9%	10.2%	6.0%	7.1%
Comparison of Three and Nine Months Ended September 26, 2015 and September 27, 2014
Revenue

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$143,609	$143,497	$112	0.1%	$410,358	$397,504	$12,854	3.2%
Total revenue for the three months ended September 26, 2015 increased to $143.6 million, or 0.1%, compared to $143.5 million for the three months ended September 27, 2014. Revenue increased approximately $4.5 million, or 3.4%, in our home robots business unit and decreased approximately $4.5 million, or 42.0%, in our defense and security robots business unit.
The $4.5 million increase in revenue from our home robots business unit for the three months ended September 26, 2015 was driven primarily by a 1.6% increase in units shipped, and a 3.3% increase in average selling price as compared to the three months ended September 27, 2014. The increase in revenue also includes a $1.6 million favorable adjustment associated with the release of marketing allowances to a former customer that went unused and for which the statute of limitations has lapsed. In the three months ended September 26, 2015, domestic home robots revenue increased $11.0 million, or 23.4%, and international home robots revenue decreased $6.5 million, or 7.6%, as compared to the three months ended September 27, 2014. Total home robots shipped in the three months ended September 26, 2015 were 582,000 units compared to 573,000 units in the three months ended September 27, 2014. The increase in sales of our home robots resulted primarily from increased sales of our Roomba 600 series robots, as well as the launch of the Roomba 980 during the three months ended September 26, 2015.
The $4.5 million decrease in revenue from our defense and security robots business unit for the three months ended September 26, 2015 was attributable to a $4.2 million decrease in defense and security product revenue and a $0.3 million decrease in contract revenue generated under research and development contracts. Total defense and security robots shipped in the three months ended September 26, 2015 were 123 units compared to 52 units in the three months ended September 27, 2014, while average selling price decreased to $22 thousand in the three months ended September 26, 2015 from $86 thousand in the three months ended September 27, 2014. The increase in the number of units shipped and the decrease in average selling price resulted from increased sales of our lower-priced FirstLook robot in the three months ended September 26, 2015 as compared to the three months ended September 27, 2014.

Total revenue for the nine months ended September 26, 2015 increased to $410.4 million, or 3.2%, compared to $397.5 million for the nine months ended September 27, 2014. Revenue increased approximately $11.1 million, or 3.0%, in our home robots business unit and increased approximately $3.1 million, or 14.7%, in our defense and security robots business unit.
The $11.1 million increase in revenue from our home robots business unit for the nine months ended September 26, 2015 was driven by a 3.9% increase in units shipped and a 1.7% increase in average selling price as compared to the nine months ended September 27, 2014. In the nine months ended September 26, 2015, domestic home robots revenue increased $20.7 million, or 15.9%, and international home robots revenue decreased $9.6 million, or 3.9%, as compared to the nine months ended September 27, 2014. Total home robots shipped in the nine months ended September 26, 2015 were 1,665,000 units compared to 1,603,000 units in the nine months ended September 27, 2014. The increase in domestic sales of our home robots resulted primarily from increased sales of our Roomba 800 series and 600 series robots, which was driven largely by our incremental marketing investments during the nine months ended September 26, 2015, while the decrease in our international home robots revenue was largely driven by negative macroeconomic conditions in Japan and Russia. The increase in revenue also includes a $1.6 million favorable adjustment associated with the release of marketing allowances to a former customer that went unused and for which the statute of limitations has lapsed. Additionally, we recorded a net benefit to revenue of $5.0 million related to adjustments to our product returns reserves during the nine month period ended September 26, 2015, compared to a net benefit to revenue and income before income taxes of $3.2 million and $4.6 million, respectively, during the nine month period ended September 27, 2014. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in the most recently released products.
The $3.1 million increase in revenue from our defense and security robots business unit for the nine months ended September 26, 2015 was attributable to a $2.9 million increase in defense and security product revenue and a $0.2 million increase in contract revenue generated under research and development contracts. The $2.9 million increase in defense and security product revenue resulted primarily from increased sales of robots. Total defense and security robots shipped in the nine months ended September 26, 2015 were 192 units compared to 130 units in the nine months ended September 27, 2014, while average selling price decreased from $75 thousand in the nine months ended September 27, 2014 to $65 thousand in the nine months ended September 26, 2015. The increase in the number of units shipped and the decrease in average selling price resulted from increased sales of our lower-priced FirstLook robot in the nine months ended September 26, 2015 as compared to the nine months ended September 27, 2014.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$73,751	$75,608	$(1,857)	(2.5)%	$216,759	$215,784	$975	0.5%
As a percentage of total revenue	51.4%	52.7%			52.8%	54.3%
Total cost of revenue decreased to $73.8 million in the three months ended September 26, 2015, compared to $75.6 million in the three months ended September 27, 2014. Cost of revenue decreased $0.6 million, or 1.0%, in our home robots business unit, and $1.4 million, or 29.0%, in our defense and security business unit. The decrease in cost of revenue for the three months ended September 26, 2015 in our home robots business unit is primarily due to decreased warranty costs in the three months ended September 26, 2015 compared to the three months ended September 27, 2014. The decrease in cost of revenue for the three months ended September 26, 2015 in our defense and security business unit resulted primarily from the 42.0% decrease in product revenue during the three months ended September 26, 2015 compared to the three months ended September 27, 2014.
Total cost of revenue increased to $216.8 million in the nine months ended September 26, 2015, compared to $215.8 million in the nine months ended September 27, 2014. Cost of revenue decreased $1.3 million, or 0.7%, in our home robots business unit, and increased $3.0 million, or 25.4%, in our defense and security business unit. The decrease in cost of revenue for the nine months ended September 26, 2015 in our home robots business unit is primarily due to decreased warranty costs in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014. The increase in cost of revenue for the nine months ended September 26, 2015 in our defense and security business unit resulted from the 14.7% increase in revenue as well as product mix during the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$69,858	$67,889	$1,969	2.9%	$193,599	$181,720	$11,879	6.5%
As a percentage of total revenue	48.6%	47.3%			47.2%	45.7%
Gross margin increased $2.0 million, or 2.9%, to $69.9 million (48.6% of revenue) in the three months ended September 26, 2015 from $67.9 million (47.3% of revenue) in the three months ended September 27, 2014. Gross margin as a percentage of revenue in the home robots business unit increased 2.0 percentage points, and decreased 10.4 percentage points in our defense and security business unit. The 2.0 percentage point increase in the home robots business unit resulted from favorable product and customer mix in the three months ended September 26, 2015 compared to the three months ended September 27, 2014, decreased warranty costs in the three months ended September 26, 2015 compared to the three months ended September 27, 2014, as well as the favorable impact of the $1.6 million adjustment to revenue related to the release of marketing allowances during the three months ended September 26, 2015. The 10.4 percentage point decrease in the defense and security business unit is mostly attributable to the unfavorable overhead leverage associated with the 42.0% decrease in the defense and security robots business unit revenue in the three months ended September 26, 2015 compared to the three months ended September 27, 2014.
Gross margin increased $11.9 million, or 6.5%, to $193.6 million (47.2% of revenue) in the nine months ended September 26, 2015 from $181.7 million (45.7% of revenue) in the nine months ended September 27, 2014. Gross margin as a percentage of revenue in the home robots business unit increased 1.8 percentage points, and decreased 5.1 percentage points in our defense and security business unit. The 1.8 percentage point increase in the home robots business unit resulted from favorable product and customer mix in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014, decreased warranty costs in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014, as well as the favorable impact of the $1.6 million adjustment to revenue related to the reversal of program allowances during the nine months ended September 26, 2015. The 5.1 percentage point decrease in the defense and security business unit is mostly attributable to product mix in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014.
Research and Development

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$18,122	$17,343	$779	4.5%	$55,886	$51,522	$4,364	8.5%
As a percentage of total revenue	12.6%	12.1%			13.6%	13.0%
Research and development expenses increased $0.8 million, or 4.5%, to $18.1 million (12.6% of revenue) in the three months ended September 26, 2015 from $17.3 million (12.1% of revenue) in the three months ended September 27, 2014. This increase is primarily attributable to increased people-related costs of $1.3 million associated with increased headcount, especially related to software engineers, partially offset by decreased consulting expenses of $0.4 million during the three months ended September 26, 2015 compared to the three months ended September 27, 2014. These increases relate to our continued development of new technology and products and enhancements to existing products.
Research and development expenses increased $4.4 million, or 8.5%, to $55.9 million (13.6% of revenue) in the nine months ended September 26, 2015 from $51.5 million (13.0% of revenue) in the nine months ended September 27, 2014. This increase is primarily attributable to increased people-related costs of $4.9 million associated with increased headcount, especially related to software engineers, offset by decreased consulting expenses of $0.9 million during the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014. These increases relate to our continued development of new technology and products and enhancements to existing products, as we continue to focus on our navigation, manipulation and cloud computing capabilities.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$19,379	$15,844	$3,535	22.3%	$60,896	$53,911	$6,985	13.0%
As a percentage of total revenue	13.5%	11.0%			14.8%	13.6%
Selling and marketing expenses increased by $3.5 million, or 22.3%, to $19.4 million (13.5% of revenue) in the three months ended September 26, 2015 from $15.8 million (11.0% of revenue) in the three months ended September 27, 2014. This increase resulted from increased marketing investments internationally and domestically of $1.7 million, increased spend on marketing displays of $1.2 million primarily related to the launch of Roomba 980, as well as increased people-related costs of $0.5 million during the three months ended September 26, 2015 compared to the three months ended September 27, 2014.
Selling and marketing expenses increased by $7.0 million, or 13.0%, to $60.9 million (14.8% of revenue) in the nine months ended September 26, 2015 from $53.9 million (13.6% of revenue) in the nine months ended September 27, 2014. This increase resulted primarily from increased marketing investments internationally and domestically of $6.2 million and increased people-related costs of $1.2 million, offset by a decrease of $0.6 million related to external sales commissions during the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$13,701	$12,008	$1,693	14.1%	$39,195	$35,938	$3,257	9.1%
As a percentage of total revenue	9.5%	8.4%			9.6%	9.0%
General and administrative expenses increased by $1.7 million, or 14.1%, to $13.7 million (9.5% of revenue) in the three months ended September 26, 2015 from $12.0 million (8.4% of revenue) in the three months ended September 27, 2014. This increase is primarily attributable to a $1.1 million increase in consulting costs in the three months ended September 26, 2015 compared to the three months ended September 27, 2014.
General and administrative expenses increased by $3.3 million, or 9.1%, to $39.2 million (9.6% of revenue) in the nine months ended September 26, 2015 from $35.9 million (9.0% of revenue) in the nine months ended September 27, 2014. This increase is primarily attributable to a $2.0 million increase in consulting costs as well as a $0.7 million increase in people-related costs in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014.
Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other expense, net	$(93)	$(374)	$281	(75.1)%	$(948)	$(469)	$(479)	102.1%
As a percentage of total revenue	(0.1)%	(0.2)%			(0.2)%	(0.1)%
Other expense, net, amounted to $(0.1) million and $(0.4) million for the three months ended September 26, 2015 and September 27, 2014, respectively. Other expense, net, amounted to $(0.9) million and $(0.5) million for the nine months ended September 26, 2015 and September 27, 2014, respectively. Other expense, net, for the three and nine month periods ended September 26, 2015 and September 27, 2014 consisted primarily of foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, partially offset by interest income. The increased expense in the nine months ended September 26, 2015 compared to the nine months ended September 27, 2014 resulted primarily from the revaluation of receivables denominated in Canadian Dollars and Euros, the majority of which occurred in the first fiscal quarter of 2015.

Since the three months ended March 28, 2015, the net loss is relatively minor due to the implementation of forward currency contracts to mitigate exposure.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Dollar Change	Percent Change	September 26, 2015	September 27, 2014	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$5,770	$7,713	$(1,943)	(25.2)%	$11,875	$11,463	$412	3.6%
As a percentage of pre-tax income	31.1%	34.6%			32.4%	28.7%
We recorded a tax provision of $5.8 million and $7.7 million for the three month periods ended September 26, 2015 and September 27, 2014, respectively. The $5.8 million provision for the three month period ended September 26, 2015 resulted in an effective income tax rate of 31.1%. The $7.7 million provision for the three month period ended September 27, 2014 resulted in an effective income tax rate of 34.6%. The difference between the effective income tax rate of 31.1% for the three month period ended September 26, 2015 and 34.6% for the three month period ended September 27, 2014 was primarily due to an increase in 2014 federal research and development tax credits generated upon the filing of the 2014 federal income tax return during the three month period ended September 26, 2015, partially offset by an increase in state income taxes. The 2014 federal research and development tax credit was enacted in the fourth fiscal quarter of 2014 and we recorded the associated estimated benefit for the full year in that period. As the federal research and development tax credit was not in effect for the three month period ended September 27, 2014 and has not been enacted for 2015, the effective income tax rates for the three month periods ended September 26, 2015 and September 27, 2014 do not include any benefit for the federal research and development tax credit.
We recorded a tax provision of $11.9 million and $11.5 million for the nine month periods ended September 26, 2015 and September 27, 2014, respectively. The $11.9 million provision for the nine month period ended September 26, 2015 resulted in an effective income tax rate of 32.4%. The $11.5 million provision for the nine month period ended September 27, 2014 resulted in an effective income tax rate of 28.7%. The difference between the effective income tax rate of 32.4% for the nine month period ended September 26, 2015 and 28.7% for the nine month period ended September 27, 2014 was primarily due to an increase in state income taxes during the nine month period ended September 26, 2015 as compared to September 27, 2014 and the release of $2.1 million of valuation allowance related to certain tax attributes of Evolution Robotics, Inc. during the nine month period ended September 27, 2014, partially offset by an increase in 2014 federal research and development tax credits generated upon the filing of the 2014 federal income tax return during the nine month period ended September 26, 2015. The 2014 federal research and development tax credit was enacted in the fourth fiscal quarter of 2014 and we recorded the associated estimated benefit for the full year in that period. As the federal research and development tax credit was not in effect for the nine month period ended September 27, 2014 and has not been enacted for 2015, the effective income tax rates for the nine month periods ended September 26, 2015 and September 27, 2014 do not include any benefit for the federal research and development tax credit.

Liquidity and Capital Resources
At September 26, 2015, our principal sources of liquidity were cash and cash equivalents totaling $176.4 million, short-term investments of $35.8 million and accounts receivable of $76.3 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 26, 2015 and September 27, 2014, we spent $7.6 million and $9.2 million, respectively, on capital equipment.
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
The balance of cash, cash equivalents and short-term investments of $212.2 million at September 26, 2015 is primarily the result of our profitability, as well as our on-going focus on managing working capital. In the nine month period ended September 26, 2015, we generated $20.0 million of cash from operations. As of September 26, 2015, we did not have any borrowings outstanding under our working capital line of credit and had $1.5 million in letters of credit outstanding under our revolving letter of credit facility.
Discussion of Cash Flows

Net cash provided by operating activities for the nine months ended September 26, 2015 was $20.0 million, compared to the $0.1 million of net cash used in operating activities for the nine months ended September 27, 2014. The net cash provided by operating activities was primarily driven by an increase in cash of $26.1 million resulting from an increase in accounts receivable and unbilled revenue of $3.2 million in 2015 compared to an increase of $29.3 million in 2014 as a result of normal billing and collection activities and timing of the billing in the respective periods; an increase in cash of $6.7 million resulting from a decrease in other assets of $1.3 million in 2015 compared to an increase of $5.4 million in 2014 primarily as the result of a decrease in prepaid taxes of $0.5 million in 2015 compared to an increase of $4.8 million in 2014; an increase in cash of $2.8 million resulting from a decrease in accrued compensation of $5.1 million in 2015 compared to a decrease of $7.8 million in 2014 as a result of a larger pay-out of incentive compensation in 2014, and an increase in cash of $1.9 million resulting from the reclassification of tax benefits of excess stock based compensation deductions from operating activities to financing activities of $0.8 million in 2015 compared to $2.7 million in 2014; offset by a decrease in cash of $15.2 million resulting from a decrease in accounts payable and accrued expenses of $7.4 million in 2015 compared to an increase of $7.8 million in 2014 as a result of normal purchasing and vendor payment activities; and a decrease in cash of $3.6 million resulting from net income of $24.8 million in 2015 compared to net income of $28.4 million in 2014.
Net cash used in investing activities for the nine months ended September 26, 2015 was $8.3 million, a decrease of $17.6 million compared to the $25.9 million of net cash used in investing activities for the nine months ended September 27, 2014. Capital additions were $7.6 million and $9.2 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. Cash used for strategic investments was $1.0 million and zero for the nine months ended September 26, 2015 and September 27, 2014, respectively. The net sale of investments was $0.2 million for the nine months ended September 26, 2015 compared to the net purchase of investments of $16.7 million for the nine months ended September 27, 2014. This activity varies from period to period based upon the maturity dates of our investments, yields on the types of short instruments in which we invest, and the level of cash available for investment.
Net cash used in financing activities for the nine months ended September 26, 2015 was $21.2 million, a decrease of $30.2 million compared to the $9.0 million of net cash provided by financing activities for the nine months ended September 27, 2014. We generated $3.4 million and $7.9 million from the exercise of stock options during the nine months ended September 26, 2015 and September 27, 2014, respectively. We generated $0.8 million and $2.7 million of tax benefits from excess stock-based compensation deductions during the nine months ended September 26, 2015 and September 27, 2014, respectively. We spent $1.3 million and $1.5 million in the payment of income tax withholdings associated with restricted stock vesting during the nine months ended September 26, 2015 and September 27, 2014, respectively. We spent $24.1 million and zero to repurchase our stock during the nine months ended September 26, 2015 and September 27, 2014, respectively.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of September 26, 2015, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the Eurodollar Rate), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility termination date is December 20, 2018.
As of September 26, 2015, we had no outstanding borrowings under our working capital line of credit. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 26, 2015, we were in compliance with all covenants under the revolving credit facility.
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
As of September 26, 2015, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified ratio of EBIT to interest expense.
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
As of September 26, 2015, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
Our principal commitments generally consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for services and certain components. Other obligations primarily consist of software licensing arrangements.
Off-Balance Sheet Arrangements
As of September 26, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At September 26, 2015, we had unrestricted cash and cash equivalents of $176.4 million and short term investments of $35.8 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 26, 2015, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At September 26, 2015, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended September 26, 2015:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning June 28, 2015 and ended July 25, 2015	—	$—	—	$50,000,000
Fiscal month beginning July 26, 2015 and ended August 22, 2015	246,989	29.91	246,989	42,600,000
Fiscal month beginning August 23, 2015 and ended September 26, 2015	448,400	28.75	448,400	29,700,000
Total	695,389	$29.16	695,389	$29,700,000
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)	On March 19, 2015, we announced the adoption of our stock repurchase program. Under the program, we may purchase up to $50 million of our common stock from May 1, 2015 to April 30, 2016.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources & Corporate Communications, and Glen Weinstein, EVP, Chief Legal Officer) have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Separation Agreement by and between the Registrant and Paolo Pirjanian, dated July 2, 2015

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: October 30, 2015	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Separation Agreement by and between the Registrant and Paolo Pirjanian, dated July 2, 2015

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith