Form 10-K
period 2016-01-02
IROBOT CORP
filed 2016-02-19
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $963.2 million based on the last reported sale of the Common Stock on the NASDAQ Global Market on June 26, 2015, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 16, 2016, there were 28,992,738 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 2, 2016. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended January 2, 2016

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
Overview
iRobot Corporation ("iRobot" or the "Company" or "we") designs and builds robots that empower people to do more. For 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home robots, which represented 91% of our revenue in 2015, and which we expect will grow to an even larger percentage of our revenue in 2016 and beyond, perform time-consuming domestic chores. Our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. Our remote presence robots expand the reach of medical care by connecting physicians with patients from anywhere in the world and also provide autonomous telepresence capabilities enabling remote workers to more personally collaborate throughout the workplace. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
Since our founding, we have accumulated expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based products. We believe that the sophisticated technologies in our existing applications are adaptable to a broad array of markets such as commercial cleaning, elder care, home automation, healthcare, video collaboration, landscaping, agriculture, and other vertical markets.
Over the past thirteen years, we have sold more than 15 million of our home robots. During that time, we also sold approximately 6,000 of our defense and security robots, most of which have been sold to the U.S. military and deployed on missions in Afghanistan and Iraq, and more recently to state, local and international government entities.
During 2015, we took several steps to become more focused on our well established home robots business to capitalize on the substantial opportunities available to us within consumer markets. First, we entered into an Asset Purchase Agreement on February 2, 2016 with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners, which provides for the sale of our defense and security business unit. The purchase price is up to $45.0 million, of which $30.0 million will be paid at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million of which may be paid based on 2016 revenue of the defense and security business unit. The transaction is expected to close during the first quarter of 2016. Second, we reallocated research and development resources from a next generation remote presence platform to opportunities in our home robots business. These actions were taken to solidify our position as the leader in diversified home robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.
In addition to the above, we achieved a number of significant milestones in 2015 that we believe will assist us in continuing to generate profitable growth and enhance value for our shareholders. In particular, we successfully launched Roomba 980, our first connected home robot incorporating Visual Simultaneous Location and Mapping, or vSLAM, which provides the robot with the capability to dynamically create and update a map of its surroundings. This is our first step into the Internet of Things, enabling new functionality such as remote app-control and systematic navigation, as well as paving the way for new products and capabilities in the future. Additionally, we implemented new Roomba marketing programs in the United

States that resulted in a significant return on our investment and which we plan to leverage as part of our strategy to accelerate growth in international markets.
In our continuing effort to return capital to our shareholders, we repurchased 1,260,276 shares of our common stock for an aggregate purchase price of $37.4 million during fiscal year 2015. In conjunction with the announcement to divest our defense and security business unit, we also announced a $65 million increase to our current share repurchase initiative, partially funded from the expected proceeds from the divestiture, bringing total repurchases authorized under the 2016 program to more than $100 million. We intend to initiate the incremental program in the first quarter of fiscal 2016 in conjunction with the completion of the defense and security business unit divestiture. This initiative, coupled with the previous return of capital, balances our interest to return cash to shareholders while maintaining sufficient cash to operate and invest in our business.
Our total revenue for 2015 was $616.8 million, which represents an 11% increase from 2014 revenue of $556.8 million. This increase in revenue was largely attributable to a $52.2 million increase in revenue in our home robots business unit as a direct result of growth in our domestic market. Domestic growth was primarily attributable to increased sales as a result of significant investments in advertising media and national promotions as well as the launch of Roomba 980. International home robots revenue growth slowed compared to fiscal 2014 as a result of negative macroeconomic conditions, specifically in Japan and Russia, offset by a significant growth increase in China. Revenue increased $9.5 million in our defense and security business, primarily attributable to increased sales of our SUGV robot. Our home robots revenue represented 91% of our total revenue for both 2015 and 2014. With the anticipated divestiture of our defense and security business unit, our revenue for the next few years will almost entirely be driven by our rapidly growing home robots business.
Our financial performance in 2016 will be driven by our home robots business unit. Our strategy is to maintain Roomba’s market leadership while positioning it as a key component in the connected home. We expect growth to be driven by:

•	Expanded worldwide consumer adoption of Roomba supported by targeted marketing programs similar to the successful programs we introduced in the United States in 2015;

•	Wider geographic distribution of Roomba 980;

•	Building a second material revenue stream, which we expect to do with our wet floor care products; and

•	Regional growth in China, with specific emphasis on further accelerating growth in the e-commerce channel.
Strategy
We are a technology company with the goal of designing and marketing innovative robots that empower people to do more. Our deep understanding of the consumer, the consumer's needs and how robots meet those needs ensures that every robot is created with a person in mind. We strive to drive innovation, serve as an industry catalyst and change the world by fueling the era of robots. We intend to increase the penetration of our products in existing markets, expand existing products into new markets, and develop and launch new products into current and adjacent markets. Our strategy is to maintain a leadership position by delivering robotic technology-based automated home maintenance solutions that delight our customers and anticipate their needs, while extending our technical leadership in the areas of autonomous navigation, manipulation and cloud connectivity and services. With increasing levels of autonomy, continued mobility improvements, more sophisticated sensor suites and advanced human interfaces, our robots will expand in effectiveness and efficiency and reduce the requirements for actual physical operator presence and control. In the area of automated home maintenance, we seek to improve the quality of life with robotic solutions requiring as little human physical intervention as possible.
As part of our 2016 plan, we have made capital allocation choices that will require significant investments in our business during the year in order to drive future revenue diversification for our home robots business unit and further revenue acceleration in 2017, 2018 and beyond. In order to execute this plan we need to continue to strategically invest in a number of areas to:

•	Strengthen our marketing capabilities globally and accelerate worldwide consumer adoption of Roomba to maintain our market-leading position in robotic vacuum cleaners;

•	Better position ourselves in China to capture an even larger share of the rapidly growing market for robotic floor care;

•	Develop our wet floor care business to generate a material, secondary revenue stream;

•	Scale our infrastructure to support future connected products;

•	Explore, develop and grow adjacent non-floor care home robot products that can generate meaningful diversified revenue streams; and

•	Make continued operational improvements that can reduce product and operating costs.
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
Brand. We invest in building a company with a vision, that strives to solve difficult problems, and empowers people to do more. We strive to achieve this image by designing high-quality robots with a recognizable look and feel and a streamlined ease of use, by employing impactful marketing, and by continuing to give back to the community. We invest in building and advertising one unified, global brand.
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
Autonomy.    Our robots employ intelligent autonomy because, without autonomy, robots require continuous human attention. Autonomy requires, among other things, advanced navigation and dynamically updated mapping. We seek to achieve and sustain a leadership position in navigation and mapping to enable a higher level of autonomy.
Navigation.    Our mobile robots navigate through their environment in a variety of ways. Some do it simply by reacting to encounters with obstacles. Others use more sophisticated means that make use of maps to plan out paths, track their travel, and determine their location in the environment. Intelligent navigation empowers our robots to operate autonomously with purposeful intent. Autonomous navigation is the key enabler for our latest products.
Cloud Robotics.    Connectivity and cloud services are important because they can leverage additional computational resources and capabilities. Cloud robotics refers to cloud-based shared services that solve robotic challenges and enhance robots’ capabilities. By using the power of off-board computing and storage, it is possible to develop algorithms that aid with object recognition, post-process and store large maps, and share data between multiple robots operating in the same environment. Cloud robotics will allow our robots to plan more intelligently, be more productive and keep getting smarter as they are used.
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

Products
Historically, we have designed and marketed robots for the consumer and defense and security markets. Upon completion of the divestiture of our defense and security business unit, we will be primarily focusing on the consumer market. With over two decades of leadership in the robot industry, we remain committed to establishing robot and software platforms for invention and discovery and creating robots that improve the standards of living worldwide.
Consumer Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering a better way to clean and by freeing people from repetitive home cleaning tasks. In order to ensure the continued acceptance of our robots we will continue to invest in technology necessary to further improve their cleaning capabilities.
We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $375 to $899 based upon features and performance characteristics. Our Roomba robot's compact disc shape allows it to clean under kick boards, beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to manually vacuum -- it cleans automatically upon the push of a button or through scheduling. In September 2015, we launched our newest robot, Roomba 980, our first connected robot. Roomba 980 delivers entire level cleaning through smart navigation, recharging as needed and resumes until finished. The iRobot HOME App allows consumers the ability to conveniently schedule cleanings at anytime from anywhere. The Roomba 600 series robots offer a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as AeroVac technology and improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz. The Roomba 700 series robots offer improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual air filters that capture dust particles as fine as 0.3 microns. The Roomba 800 series robots offer our AEROForce technology which incorporates brushless, counter-rotating extractors that amplify suction for superior performance over bristle brushes, while requiring less maintenance than previous Roomba models.
We currently offer the Braava automatic floor mopping robots designed exclusively for hard surface floors with a price of $299. These robots provide a different cleaning approach than our Roomba products. The Braava automatically dusts and damp mops hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths, and includes a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp.
Our Scooba 450 floor scrubbing robot has a price point of $599. Unlike a conventional mop that spreads dirty water on the floor, Scooba will apply only fresh water and cleaning solution to the floor from a clean tank. Scooba will clean dirt and grime, is safe for use on all sealed, hard floor surfaces, including wood and tile, and is smart enough to avoid carpet. Our Mirra Pool Cleaning Robot is used to clean residential pools and removes debris as small as two microns from pool floors, walls and stairs. Mirra is brought to market under the iRobot brand through a relationship with Aquatron, Inc., which developed the pool cleaning robots. Our Looj Gutter Cleaning Robot was designed to simplify the difficult and dangerous job of gutter cleaning. The Looj cleans an entire stretch of gutter, reducing the number of times a ladder must be repositioned and climbed during gutter cleaning.

Defense and Security Products
As noted above, we expect to complete the divestiture of our defense and security business unit during the first quarter of 2016. In the defense and security product markets, we currently offer several unmanned ground vehicles. Our tactical ground robots include the combat-tested 510 PackBot, the 310 SUGV, the 110 FirstLook small, light, throwable robot, and the 710 Kobra multi-purpose robot capable of carrying heavy payloads. The PackBot, SUGV, FirstLook, and Kobra robots comprise a family of robots using many common platform components and offer our patented flipper technology that enables robots to easily climb stairs, navigate rubble, and penetrate inaccessible areas. These robots, which are beginning to utilize the uPoint Multi-Robot Control system, a universal control system for our line of defense and security robots, are designed to keep war fighters and public safety officials out of harm's way and are designed for high-performance, durability and ease of use while performing search, reconnaissance, mapping, bomb disposal and other dangerous missions. As of January 2, 2016, we have delivered approximately 6,000 robots to military and civil defense forces and research communities worldwide. The robots are currently priced between approximately $20,000 and $600,000 per unit, depending on model, configuration and quantities ordered.
We have continued to refine the PackBot product line, focusing on enhanced modularity and providing new capabilities to support a variety of mission scenarios. Our unique Aware 2 software is incorporated into the advanced 510 PackBot chassis and operator control unit. As a result, PackBot can support multiple configurations and payloads with the same chassis and operator control unit, providing customers with a single robot capable of performing a variety of missions. We also utilize Configure-To-Order (CTO) procurement options for our commercial 510 PackBot, allowing customers to tailor the product to their specific mission needs. The combined benefits of the Aware 2 software and CTO procurement options establish the 510 PackBot as a truly modular multi-mission robotic platform.
The 110 FirstLook is an expandable, lightweight robot that performs persistent observation and investigates dangerous and hazardous material while keeping its operator out of harm’s way. The 310 SUGV is a lightweight, backpackable robot well-suited to dismounted operations. It has a modular design that accommodates a wide range of optional payloads and sensors, including a dexterous manipulator, and can easily climb stairs, roll over obstacles and enter inaccessible and dangerous areas. The 710 Kobra is a powerful, rugged, fast robot that supports or carries multiple and heavy payloads, and can lift up to 330 pounds.

Remote Presence Products
We currently have two products based upon our Ava mobile robotics platform. The U.S. Food and Drug Administration approved RP-VITA telemedicine robot expands the reach of medical care by connecting physicians with patients from anywhere in the world. The RP-VITA combines the latest in autonomous navigation and mobility technologies developed by iRobot with the state-of-the-art telemedicine and electronic health record integration developed by InTouch Health. The RP-VITA, which is sold to healthcare customers by InTouch Health, was introduced in 2012 and began shipping in early 2013. Our Ava 500 Video Collaboration robot, which we began selling in 2014, delivers autonomous telepresence to the enterprise market, enabling remote workers to more personally collaborate throughout the workplace. The Ava 500 blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings, presentations and events where movement and location spontaneity are important.
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
In 2011, we signed a joint development and licensing agreement with InTouch Health, a leading remote presence telemedicine solution provider, which resulted in the introduction in 2012 of the RP-VITA, the first autonomous navigation remote presence robot to receive U.S. Food and Drug Administration clearance for use in hospitals. In 2013, we signed a joint marketing agreement and have worked in close alliance with Cisco to bring our enterprise-grade Ava 500 Video Collaboration robot to market. The Ava 500 blends together our autonomous navigation capabilities with Cisco’s TelePresence to enable people working off-site to participate in meetings, presentations and events where movement and location spontaneity are important. We continue to explore strategic partnership opportunities for our remote presence technology.
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
Sales and Distribution Channels
We sell our products through distinct sales channels to the consumer, defense and security, telemedicine, and video collaboration markets. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales to non-U.S. customers accounted for 56.0%, 60.9% and 59.5% of total revenue, respectively. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, U.S. federal government orders, contracts and subcontracts accounted for 5.1%, 4.3% and 6.2% of total revenue, respectively. For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, we generated an aggregate of 26.0%, 29.8% and 33.2% of our revenue, respectively, from our home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of our home robots (Robopolis SAS).
Home Robots
In the United States and Canada, we sell our consumer products through a network of national retailers. In 2015, this network consisted of more than 60 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. In support of sales in the United States and Canada, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 50 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.

Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 6.1%, 6.1% and 5.9% of total home robots business unit revenue for fiscal 2015, 2014 and 2013, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Defense and Security
As noted above, we expect to complete the divestiture of our defense and security business unit during the first quarter of 2016. We currently sell our defense and security products directly to end users and indirectly through prime contractors and distributors. While the majority of defense and security products have been sold to date to various operations within the U.S. federal government, we also sell to state and local agencies as well as to international government organizations, research labs, nuclear and industrial companies and universities. Our military products are sold overseas in compliance with the International Traffic in Arms Regulations, or ITAR. We have sold our products to the governments of various countries in the past several years, including the United Kingdom, France, Germany, Sweden, Norway, Italy, Brazil, Pakistan, Israel, Australia, Republic of Korea, Singapore, Bosnia, Lithuania, Qatar, Taiwan, South Africa and Canada.
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
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 15.9%, 15.5% and 14.7% of our total revenue in 2015, 2014 and 2013, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
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
We outsource the manufacturing of our consumer products to four contract manufacturers, each of which manufactures at a single plant in China. We outsource the manufacturing of our defense and security robots to two contract manufacturers, both of which are located in the United States.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, our research and development expenses were $76.1 million, $69.4 million and $63.6 million, or 12.3%, 12.5% and 13.1% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
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

Our competitors include developers of robot floor cleaning products and developers of small unmanned ground vehicles.
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
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As part of the sale of our defense and security business, we will transfer to the buyer ownership of certain of our intellectual property related to the defense and security business, including patents, patent applications and trademarks.
As of January 2, 2016, we held 375 U.S. patents, more than 350 foreign patents, additional design registrations, and more than 500 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances, and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot, Roomba, Ava, Scooba, Mint, ViPR, NorthStar, Create, PackBot, FirstLook, iAdapt, Aware, Home Base, Looj, Braava, Kobra, AeroForce, uPoint, AeroVac, Mirra, and Virtual Wall.  Our marks iRobot, Roomba, Virtual Wall, Scooba, and certain other trademarks, have also been registered in selected foreign countries.

Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our products do not infringe patents held by others or that they will not in the future. We have received in the past communications from third parties relating to technologies used in our various robot products that have alleged infringement of patents or violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not infringe the patents in question or otherwise violate those parties' rights. Although there have been no additional actions or communications with respect to these allegations, we cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.
Regulations
We are subject to various government regulations, including various U.S. federal government regulations as a contractor and subcontractor to the U.S. federal government. Following closing of the sale of our defense and security business unit, we will be subject to certain of these regulations only as they pertain to matters related to our operation of the defense and security business unit prior to the sale. Among the most significant U.S. federal government regulations currently affecting our business are:

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
Defense and Security Product Backlog
Our defense and security product backlog consists of written purchase orders or contracts received from our defense and security customers. Total backlog of product sales to defense and security customers, which includes federal, state, local and foreign governments, and non-government customers, as of January 2, 2016, December 27, 2014 and December 28, 2013, amounted to approximately $10.5 million, $18.2 million and $8.8 million, respectively. There can be no assurance that any of our backlog will result in revenue. At the closing of the sale of our defense and security business unit, all defense and security product backlog will transfer to the buyer.
Employees
As of January 2, 2016, we had 622 full-time employees located in the United States and abroad. We believe that we have a good relationship with our employees.
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
Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. These fluctuations may be due to numerous factors including:

•	the size, timing and mix of orders from retail stores and international distributors for our home robots;

•	the mix of products that we sell in the period;

•	disruption of supply of our products from our manufacturers;

•	disruptions to our supply chain due to inclement weather, labor disruptions or other factors beyond our control;

•	seasonality in the sales of our products;

•	unanticipated costs incurred in the introduction of new products;

•	costs and availability of labor and raw materials;

•	costs of freight;

•	changes in our rate of returns for our consumer products;

•	our ability to introduce new products and enhancements to our existing products on a timely basis;

•	warranty costs associated with our consumer products;

•	the size and timing of orders from military and other government agencies;

•	the amount of government funding and the political, budgetary and purchasing constraints of our government agency customers; and

•	cancellations, delays or contract amendments by government agency customers.
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
Continued economic uncertainty and reductions in consumer spending, particularly in certain international markets such as the European Union, China and Japan, may result in reductions in sales of our consumer robots. Additionally, disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our retail customers, which would also impact purchases of our consumer robots. Any reduction in sales of our consumer robots, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
Because we are a global business that in 2015 generated approximately 56% of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These fluctuations may make our products more expensive to our distributors, which in turn may impact sales directly or the ability or willingness of our distribution partners to invest in growing product demand.

The majority of our business currently depends on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, we derived 90.7%, 91.1% and 87.8% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that a significant portion of our revenue will be derived from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
Even if consumer robots gain wide market acceptance, our robots may not adequately address market requirements and may not continue to gain market acceptance. If robots generally, or our robots specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth, and our revenue and results of operations would suffer.

We have signed a definitive agreement to divest our defense and security business unit. If we are unable to consummate this transaction, we may be subject to significant reputational, financial, and operational consequences.
On February 2, 2016, we entered into an Asset Purchase Agreement with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners, which provides for the sale of our defense and security business unit.  Consummation of this transaction is subject to the satisfaction of customary closing conditions for transactions of this type.  If these closing conditions are not satisfied, Buyer may not be obligated to consummate the purchase of our defense and security business unit.  We believe that, if this transaction is not completed, our continued operation of our defense and security business unit may be adversely affected as a result of the public disclosure of our intention to divest this business unit, including harming relationships with key customers and suppliers and our ability to retain key employees within the defense and security business unit.  In addition, if the transaction is not consummated, we may be unable to enter into a similar transaction with another party or may be unable to enter into a transaction with financial or other terms as favorable as those provided in the asset purchase agreement with the buyer.

Although we have signed a definitive agreement to divest our defense and security business unit, we currently depend on the U.S. federal government for a portion of our revenue, and any unexpected reduction in the amount of business that we do with the U.S. federal government would negatively impact our operating results and financial condition.
For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, we derived 5.1%, 4.3% and 6.2% of our total revenue, respectively, directly or indirectly, from the U.S. federal government and its agencies. If we are unable to complete the divestiture of our defense and security business unit, further reduction in the amount of revenue that we derive from a limited number of U.S. federal government agencies without an offsetting increase in new sales to other customers would have a material adverse effect on our operating results.
Specifically, the defense industry in which we operate is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures.  In prior years, the war on terror increased the level of equipment expenditures by the U.S. armed forces; however, this level of spending does not appear to be sustainable in light of current government spending priorities.
If we are unable to complete the divestiture of our defense and security business unit, future sales of our military robots will depend largely on our ability to secure contracts with the U.S. military under its robot programs. We expect that there will continue to be only a limited number of programs under which U.S. federal government agencies will seek to fund the development of, or purchase, robots. Moreover, it is difficult to predict the timing of the award of government contracts and our revenue could fluctuate significantly based on the timing of any such awards.

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
We have focused historically on selling our robots in the home floor care and defense and security markets. Efforts to expand our product offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
If we fail to maintain or increase consumer robot sales through our distribution channels, our operating results would be negatively impacted.
We do not have long-term contracts regarding purchase volumes with any of our retail partners. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time by our retail partners. A decision by a major retail partner, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our partners, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail partner relationship with us or in a retail partner’s financial position could cause us to limit or discontinue business with that partner, require us to assume more credit risk relating to that partner’s receivables or limit our ability to collect amounts related to previous purchases by that partner, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our home robot sales.
We have recently begun to spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We have recently begun to spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our home robot products. For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales and marketing expenses were $97.8 million, $86.1 million and $71.5 million, respectively, representing approximately 15.9%, 15.5% and 14.7% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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

We collect, store, process, and use customer data, including certain personal and robot-specific information, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business.
Our latest Roomba products, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
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
We believe that developing and maintaining awareness of the iRobot brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we expect the importance of global brand recognition to increase as competition develops. If customers do not perceive our products to be of high quality, our brand and reputation could be harmed, which could adversely impact our financial results. In addition, brand promotion efforts may not yield significant revenue or increased revenue sufficient to offset the additional expenses incurred in building our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.
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
As a contractor and subcontractor to the U.S. federal government, we are subject to and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Following closing of the sale of our defense and security business unit, we will be subject to certain of these regulations only as they pertain to matters related to our operation of the defense and security business unit prior to the sale. Among the most significant regulations currently affecting our business are:

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
Cybersecurity risks could adversely affect our business and disrupt our operations.
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation.
If we suffer data breaches involving the designs, schematics or source code for our products, our brand, business and financial results could be adversely affected.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales to non-U.S. customers accounted for 56.0%, 60.9% and 59.5% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have to research whether such minerals are used in the manufacture of our products.  However, the implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
Our business could be negatively affected as a result of activist investors.
In the event that any activist investor makes proposals concerning our operations, governance or other matters, or seeks to change our board of directors, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require the expenditure of significant time and resources by us. We have received significant attention from an activist investor, Red Mountain Capital Partners, or RMCP, since April 2015.  On February 18, 2016, RMCP delivered notice to us that it plans to nominate two director candidates for election to our board of directors at our 2016 annual meeting of stockholders.  As a result of this potential proxy contest, our business could be adversely affected, including incurring significant costs, diverting the attention of our management and employees, and making it more difficult to attract and retain qualified personnel and business partners.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 203,000 square feet. This lease expires on May 1, 2020. We lease smaller facilities in Hong Kong; Guangzhou, China; London, England; and Pasadena, California. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low
Fiscal 2014:
First quarter	$48.36	$32.93
Second quarter	$44.43	$30.11
Third quarter	$42.00	$30.24
Fourth quarter	$38.10	$29.73
Fiscal 2015:
First quarter	$35.27	$28.05
Second quarter	$34.93	$31.61
Third quarter	$33.27	$27.55
Fourth quarter	$37.71	$28.27
As of February 16, 2016, there were approximately 28,992,738 shares of our common stock outstanding held by approximately 125 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on February 16, 2016 was $30.72 per share.
Issuer Purchases of Equity Securities
The following is a summary of our repurchases of our common stock during the three months ended January 2, 2016:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning September 27, 2015 and ended October 24, 2015	228,186	$28.87	228,186	$23,100,000
Fiscal month beginning October 25, 2015 and ended November 21, 2015	—	—	—	23,100,000
Fiscal month beginning November 22, 2015 and ended January 2, 2016	169,344	32.94	169,344	17,500,000
Total	397,530	$30.61	397,530	$17,500,000
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)	On March 19, 2015, we announced the adoption of our stock repurchase program, which provided that we may purchase up to $50 million of our common stock from May 1, 2015 to April 30, 2016.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical financial data set forth below as of January 2, 2016 and December 27, 2014 and for the years ended January 2, 2016, December 27, 2014 and December 28, 2013 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of January 2, 2016 and December 27, 2014 and the related consolidated statements of income and of cash flows for each of the three years in the period ended January 2, 2016 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 28, 2013, December 29, 2012 and December 31, 2011 and for the years ended December 29, 2012 and December 31, 2011 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. Because the classification of certain expenses on the income statement changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2015, 2014 and 2013 presentation for comparability purposes. The following selected consolidated financial data reflects the reclassified amounts for the years ended December 29, 2012 and December 31, 2011.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue	$616,778	$556,846	$487,401	$436,244	$465,500
Cost of revenue	327,852	298,791	266,247	241,896	257,847
Gross margin	288,926	258,055	221,154	194,348	207,653
Operating expenses
Research and development	76,071	69,408	63,649	57,066	60,100
Selling and marketing	97,772	86,091	71,529	66,412	50,477
General and administrative	54,465	49,439	53,358	45,698	43,753
Total operating expenses	228,308	204,938	188,536	169,176	154,330
Operating income	60,618	53,117	32,618	25,172	53,323
Net income	$44,130	$37,803	$27,641	$17,297	$40,191
Net income per common share basic	$1.49	$1.28	$0.97	$0.63	$1.50
Diluted	$1.47	$1.25	$0.94	$0.61	$1.44
Shares used in per common share calculations
Basic	29,550	29,485	28,495	27,577	26,712
Diluted	30,107	30,210	29,354	28,301	27,924

	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$179,915	$185,957	$165,404	$126,770	$166,308
Short term investments	33,124	36,166	21,954	12,430	17,811
Total assets	521,743	493,213	416,337	354,313	332,213
Total liabilities	104,332	102,777	85,648	78,496	89,255
Total stockholders’ equity	417,411	390,436	330,689	275,817	242,958

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Kobra, Ava, our home robots, defense and security robots and remote presence robots business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading “Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more. For 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies and first responders, as well as certain commercial users. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
During 2015, we took several steps to become more focused on our well-established home robots business unit to capitalize on the substantial opportunities available to us within consumer markets. First, we entered into an Asset Purchase Agreement on February 2, 2016 with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners, which provides for the sale of our defense and security business unit. The purchase price is up to $45.0 million, of which $30.0 million will be paid at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million of which may be paid based on 2016 revenue of the defense and security business unit. The transaction is expected to close during the first quarter of 2016. Second, we reallocated research and development resources from a next generation remote presence platform to opportunities in our home robots business unit. These actions were taken to solidify our position as the leader in diversified home robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.

As of January 2, 2016, we had 622 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the expected growth in the market for robot-based products.
Although we have successfully launched consumer and defense and security products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing market competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During 2015, we launched our first connected robot, Roomba 980. Roomba 980 has navigating and mapping capabilities using vSLAM technology that we acquired as part of our acquisition of Evolution Robotics. Roomba 980 was available on our website, in select retail locations in the U.S. and in Japan, as well as several European markets during fiscal 2015. Roomba 980 will be available in additional domestic and international locations in fiscal 2016.
Our total revenue for 2015 was $616.8 million, which represents an 11% increase from 2014 revenue of $556.8 million. This increase in revenue was largely attributable to a $52.2 million increase in revenue in our home robots business as a direct result of growth in our domestic market. Domestic growth was primarily attributable to increased sales as a result of significant media investments as well as the launch of Roomba 980. International home robots revenue growth slowed compared to fiscal 2014 as a result of negative macroeconomic conditions, specifically in Japan and Russia, offset by a significant growth increase in China. Revenue increased $9.5 million in our defense and security business as compared to 2014, primarily attributable to increased sales of our SUGV robot. During 2015, we recorded a net benefit to revenue and income before income taxes of $6.9 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $4.3 million and $5.7 million during fiscal 2014. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in our most recently released products. Our home robots revenue represented 91% of our total revenue for both 2015 and 2014. With the expected divestiture of our defense and security business, our revenue for the next few years will be driven by our rapidly growing home robots business.
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
Revenue
We currently derive revenue from product sales and, to a lesser extent, government and commercial research and development contracts. Product revenue is derived from the sale of our various home cleaning robots and defense and security robots and related spares and accessories. Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other governments and a small number of other partners.
We currently derive a majority of our product revenue from the sale of our home cleaning robots, and to a lesser extent, our PackBot, FirstLook, SUGV and Kobra defense and security robots, and product life cycle revenue related to these robots. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, product revenues accounted for 99.8%, 99.2% and 98.0% of total revenue, respectively. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, our funded research and development contracts accounted for approximately 0.2%, 0.8% and 2.0% of our total revenue, respectively.
For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, approximately 76.6%, 75.7% and 75.3%, respectively, of our home robot product revenue resulted from sales to 15 customers, which were comprised of both domestic retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 6.1%, 6.1% and 5.9% of our home robot product revenue for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution.

For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales to non-U.S. customers accounted for 56.0%, 60.9% and 59.5% of total revenue, respectively.
Our revenue from product sales is generated through sales to our retail distribution channels, our distributor network and to certain U.S. and foreign governments. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. During 2015, we recorded a net benefit to revenue and income before income taxes of $6.9 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $4.3 million and $5.7 million during fiscal 2014. The net adjustments recorded in 2015 and 2014 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
Revenue from our defense and security business unit is occasionally influenced by the September 30 fiscal year-end of the U.S. federal government. In addition, our revenue can be affected by the timing of the release of new products and the size and timing of contract awards from defense and other government agencies. Historically, revenue from consumer product sales has been significantly seasonal, with a majority of our consumer product revenue generated in the second half of the year (in advance of the holiday season). A significant portion of our revenue was recorded in the second half of 2014 and 2015 and we expect this trend to continue into 2016.
Cost of Revenue
Cost of revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics, warranty, third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, total cost of revenue was 53.2%, 53.7% and 54.6% of total revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our home robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have recently been increasing. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our home robots could increase in the future.
Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, gross margin was 46.8%, 46.3% and 45.4% of total revenue, respectively.
Research and Development Expenses
Research and development expenses consist primarily of:

•	salaries and related costs for our engineers;

•	costs for high technology components used in product and prototype development;

•	costs of test equipment used during product development; and

•	occupancy and other overhead costs.
We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer markets as well as new markets for robots. We anticipate that research and development expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue in the foreseeable future.
For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, research and development expense was $76.1 million, $69.4 million and $63.6 million, or 12.3%, 12.5% and 13.1% of total revenue, respectively.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	advertising, marketing and other brand-building costs;

•	customer service costs;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.
We anticipate that in 2016, selling, marketing, general and administrative expenses will increase in absolute dollars and as a percentage of revenue and will, for the foreseeable future thereafter, continue to increase in absolute dollars but remain relatively consistent, or decrease slightly, as a percentage of revenue, as we continue to build the iRobot brand.
For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 selling, marketing, general and administrative expense was $152.2 million, $135.5 million and $124.9 million, or 24.7%, 24.3% and 25.6% of total revenue, respectively.
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
Beginning in the third quarter of 2015, with the introduction of our first connected robot, each sale of a connected robot represents a multi-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as we have not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which we expect to provide the upgrades over the estimated life of the robot.
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

Under cost-plus-fixed-fee (CPFF) type contracts, we recognize revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates we submit to the Defense Contract Management Agency (DCMA). We submit on an annual basis final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where our final actual billing rates are greater than the estimated rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of January 2, 2016, fiscal years 2012 through 2015 are open for audit by DCAA. In the situation where our anticipated actual billing rates will be lower than the provisional rates currently in effect, we record a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Accounting for Stock-Based Awards
We recognized $3.4 million of stock-based compensation expense during the fiscal year ended January 2, 2016 for stock options. The unamortized fair value as of January 2, 2016 associated with these grants was $6.4 million with a weighted-average remaining recognition period of 2.83 years.
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended January 2, 2016 was $13.21.
During the fiscal year ended January 2, 2016, we recognized $10.7 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at January 2, 2016, was $24.3 million.
We have assumed a forfeiture rate for all stock options and restricted stock-based units based on our historical data. In the future, we will record incremental stock-based compensation expense if the actual forfeiture rates are lower than estimated and will record a recovery of prior stock-based compensation expense if the actual forfeitures are higher than estimated.
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
As of December 28, 2013, we maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not. As of January 2, 2016, we did not record a valuation allowance as all deferred tax assets are considered realizable.
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
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. In accordance with guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. We complete the annual impairment evaluation during the fourth quarter each year.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Revenue	$616,778	$556,846	$487,401
Cost of revenue (1)	327,852	298,791	266,247
Gross margin	288,926	258,055	221,154
Operating expenses
Research and development (1)	76,071	69,408	63,649
Selling and marketing (1)	97,772	86,091	71,529
General and administrative (1)	54,465	49,439	53,358
Total operating expenses	228,308	204,938	188,536
Operating income	60,618	53,117	32,618
Other income (expense), net	2,353	(708)	(203)
Income before income taxes	62,971	52,409	32,415
Income tax expense	18,841	14,606	4,774
Net income	$44,130	$37,803	$27,641
 ___________________

(1)	Stock-based compensation recorded in fiscal 2015, 2014 and 2013 breaks down by expense classification as follows.

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Cost of revenue	$1,076	$865	$700
Research and development	3,256	3,359	2,700
Selling and marketing	1,457	1,296	1,246
General and administrative	8,394	8,258	8,763

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	53.2	53.7	54.6
Gross margin	46.8	46.3	45.4
Operating expenses
Research and development	12.3	12.5	13.1
Selling and marketing	15.9	15.5	14.7
General and administrative	8.8	8.9	10.9
Total operating expenses	37.0	36.9	38.7
Operating income	9.8	9.4	6.7
Other income (expense), net	0.5	(0.1)	—
Income before income taxes	10.3	9.3	6.7
Income tax expense	3.1	2.6	1.0
Net income	7.2%	6.7%	5.7%

Comparison of Years Ended January 2, 2016 and December 27, 2014
Revenue

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$616,778	$556,846	$59,932	10.8%
Our revenue increased 10.8% to $616.8 million in fiscal 2015 from $556.8 million in fiscal 2014. Revenue increased $52.2 million, or 10.3%, in our home robots business unit, and $9.5 million, or 20.9%, in our defense and security business unit.
The $52.2 million increase in revenue from our home robots business unit was driven by a 12.1% increase in units shipped, partially offset by a 1.5% decrease in net average selling price. In fiscal 2015, domestic home robots revenue increased $47.3 million, or 25.2%, and international home robots revenue increased $4.9 million, or 1.5%, compared to fiscal 2014. Total home robots shipped in fiscal 2015 were 2,436,000 units compared to 2,174,000 units in fiscal 2014. The increase in domestic home robots revenue was primarily attributable to increased sales as a result of significant investments in advertising media and national promotions as well as the launch of Roomba 980. International home robots revenue growth slowed compared to fiscal 2014 as a result of negative macroeconomic conditions, specifically in Japan and Russia, offset by a significant growth increase in China. The increase in revenue also includes a $1.6 million favorable adjustment associated with the release of marketing allowances to a former customer that went unused and for which the statute of limitations has lapsed. During 2015, we recorded a net benefit to revenue and income before income taxes of $6.9 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $4.3 million and $5.7 million during fiscal 2014. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
The $9.5 million increase in revenue from our defense and security business unit was driven by a $7.7 million increase in defense and security robot revenue and a $4.1 million increase in product life cycle revenue (spare parts, accessories), partially offset by a $2.3 million decrease in recurring contract revenue generated under research and development contracts. Total defense and security robots shipped in fiscal 2015 were 294 units compared to 265 units in fiscal 2014, while the net average selling price of our defense and security robots increased from approximately $56 thousand in fiscal 2014 to approximately $77 thousand in fiscal 2015. The increase in the number of units shipped and the increase in average selling price resulted from increased sales of our higher-priced SUGV robot in fiscal 2015 as compared to fiscal 2014. The $2.3 million decrease in contract revenue was primarily due to our change in strategy to not pursue funded research. The $4.1 million increase in product life cycle revenue was driven primarily by the delivery of robots and spare parts under a contract with the Canadian Department of National Defence.
Cost of Revenue

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$327,852	$298,791	$29,061	9.7%
As a percentage of total revenue	53.2%	53.7%
Total cost of revenue increased $29.1 million, or 9.7% to $327.9 million in fiscal 2015, compared to $298.8 million in fiscal 2014. The increase is primarily due to the 12.1% and 10.9% increase of units shipped in our home robots business unit and defense and security business unit, respectively. These increases are partially offset by a higher mix of lower margin products sold in the defense and security business unit.
Gross Margin

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$288,926	$258,055	$30,871	12.0%
As a percentage of total revenue	46.8%	46.3%

Gross margin increased $30.9 million, or 12.0%, to $288.9 million (46.8% of revenue) in fiscal 2015 from $258.1 million (46.3% of revenue) in fiscal 2014. The increase in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 0.4 percentage points, partially offset by the defense and security business unit gross margin decreasing 0.5 percentage points. The 0.4 percentage point increase in the home robots business unit was primarily driven by favorable product and customer mix, the introduction of the higher margin Roomba 980, a decrease in warranty costs, as well as the favorable impact of the $1.6 million adjustment to revenue related to the release of marketing allowances. During 2015, we recorded a net benefit to revenue and gross margin of $6.9 million related to adjustments to our product returns reserves compared to a net benefit to revenue and gross margin of $4.3 million and $5.7 million during fiscal 2014. The 0.5 percentage point decrease in the defense and security business unit is attributable to the increase in sales of our lower margin robots.

Research and Development

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Total research and development	$76,071	$69,408	$6,663	9.6%
As a percentage of total revenue	12.3%	12.5%
Research and development expenses increased $6.7 million, or 9.6%, to $76.1 million (12.3% of revenue) in fiscal 2015 from $69.4 million (12.5% of revenue) in fiscal 2014. This increase is attributable to increased efforts in product development and continued product enhancements. People-related costs increased $7.0 million associated with an approximate 10% increase in headcount, especially related to software engineers, as well as a $0.7 million increase in materials. These increases were partially offset by decreased consulting expenses of $1.0 million in 2015 compared to 2014.
Selling and Marketing

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$97,772	$86,091	$11,681	13.6%
As a percentage of total revenue	15.9%	15.5%
Selling and marketing expenses increased by $11.7 million, or 13.6%, to $97.8 million (15.9% of revenue) in fiscal 2015 from $86.1 million (15.5% of revenue) in fiscal 2014. This increase is primarily attributable to an increase of $8.9 million in investments in advertising media, national promotions and other selling and marketing costs incurred to support the retail launch of the Roomba 980 series and our continued global marketing and branding efforts, as well as increases in people-related costs of $2.2 million driven by increased headcount in fiscal 2015 compared to fiscal 2014.
General and Administrative

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
General and administrative	$54,465	$49,439	$5,026	10.2%
As a percentage of total revenue	8.8%	8.9%

General and administrative expenses increased by $5.0 million, or 10.2%, to $54.5 million (8.8% of revenue) in fiscal 2015 from $49.4 million (8.9% of revenue) in fiscal 2014. This increase is primarily attributable to increases of $2.6 million in consulting costs, $1.8 million in people-related costs and $0.7 million related to investments in enterprise hardware and software maintenance, support, and services.

Other Income (Expense), Net

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Other income (expense), net	$2,353	$(708)	$3,061	(432.3)%
As a percentage of total revenue	0.5%	(0.1)%
Other income (expense), net, amounted to $2.4 million and $(0.7) million for fiscal 2015 and fiscal 2014, respectively. During fiscal 2015, we recorded a gain of approximately $3.3 million related to the sale of a cost method investment, which was offset primarily by foreign currency exchange losses resulting from foreign currency exchange rate fluctuations.
Income Tax Provision

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$18,841	$14,606	$4,235	29.0%
As a percentage of pre-tax income	29.9%	27.9%
We recorded an income tax provision of $18.8 million and $14.6 million for fiscal 2015 and fiscal 2014, respectively. The $18.8 million income tax provision for fiscal 2015 was based upon a 2015 effective income tax rate of 31.3% reduced by a net income tax benefit of $0.9 million primarily resulting from an increase in federal and state tax credits upon filing the 2014 tax returns during 2015. The $14.6 million provision for fiscal 2014 was based upon a 2014 effective income tax rate of 31.5% plus a net income tax benefit of $1.9 million primarily resulting from the release of $2.1 million of valuation allowance related to certain state tax attributes of Evolution Robotics, Inc.
The federal research and development tax credit expired at the end of 2014. In December 2015, legislation was enacted that included the permanent extension of the federal research and development tax credit. The legislation also retroactively reinstated the research and development tax credit for 2015.

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
The $4.5 million decrease in revenue from our defense and security business unit was driven by a $4.7 million decrease in defense and security robot revenue and a $1.2 million decrease in recurring contract development revenue generated under research and development contracts, partially offset by a $1.4 million increase in product life cycle revenue (spare parts, accessories). Total defense and security robots shipped in fiscal 2014 were 265 units compared to 534 units in fiscal 2013, while the net average selling price of our defense and security robots increased from approximately $36 thousand in fiscal 2013 to approximately $56 thousand in fiscal 2014. The decrease in the number of units shipped and the increase in average selling price resulted from decreased sales of our lower-priced FirstLook robot in fiscal 2014 as compared to fiscal 2013. The $1.2 million decrease in contract revenue was primarily due to a decrease in revenue related to the U.S. Army's Brigade Combat Team Modernization program, for which efforts were completed during the first half of fiscal 2013. The $1.4 million increase in product life cycle revenue was due to an increase in Packbot upgrades, partially offset by decreases in FirstLook and SUGV spares. Continued funding delays for government contracts have reduced our near-term visibility in our defense and security business unit and contributed to the decrease in period-over-period revenue in this business unit. As previously described, we have entered into an agreement to sell our defense and security business unit. We anticipate this transaction will close during the first quarter of 2016.
Cost of Revenue

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$298,791	$266,247	$32,544	12.2%
As a percentage of total revenue	53.7%	54.6%
Total cost of revenue increased to $298.8 million in fiscal 2014, compared to $266.2 million in fiscal 2013. The increase is primarily due to the 12.5% increase in home robot units shipped, as well as the increase in per unit costs of defense and security robots driven by a lower mix of the lower-cost FirstLook robot in fiscal 2014 compared to fiscal 2013. These increases are partially offset by the 50.4% decrease in defense and security units shipped in fiscal 2014 as compared to fiscal 2013.

Gross Margin

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$258,055	$221,154	$36,901	16.7%
As a percentage of total revenue	46.3%	45.4%
Gross margin increased $36.9 million, or 16.7%, to $258.1 million (46.3% of revenue) in fiscal 2014 from $221.2 million (45.4% of revenue) in fiscal 2013. The increase in gross margin as a percentage of revenue was the result of the home robots business unit gross margin increasing 1.2 percentage points, partially offset by the defense and security business unit gross margin decreasing 3.7 percentage points. The 1.2 percentage point increase in the home robots business unit was primarily driven by favorable product and customer mix, with increased volume of higher margin Roomba 800 and 600 series robots in fiscal 2014 compared to fiscal 2013. During 2014, we recorded a net benefit to revenue and gross margin of $4.3 million and $5.7 million, respectively, related to adjustments to our product returns reserves, compared to a net benefit to both revenue and gross margin of $7.9 million related to adjustments to our product returns reserves during fiscal 2013. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. The favorable product and customer mix was partially offset by the decrease in favorable adjustments to our product returns reserve in fiscal 2014 compared to fiscal 2013. The 3.7 percentage point decrease in the defense and security business unit is attributable to unfavorable overhead leverage associated with the 9.0% decrease in the defense and security business unit revenue.
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
Other Expense, Net

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Dollar Change	Percent Change
	(In thousands)
Other expense, net	$(708)	$(203)	$(505)	248.8%
As a percentage of total revenue	(0.1)%	—%
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
We recorded an income tax provision of $14.6 million and $4.8 million for fiscal 2014 and fiscal 2013, respectively. The $14.6 million income tax provision for fiscal 2014 was based upon a 2014 effective income tax rate of 31.5% reduced by a net income tax benefit of $1.9 million primarily resulting from the release of $2.1 million of valuation allowance related to certain state tax attributes of Evolution Robotics, Inc. The $4.8 million provision for fiscal 2013 was based upon a 2013 effective income tax rate of 28.5% plus a net income tax benefit of $4.5 million primarily resulting from the extension of the federal research and development tax credit in 2013 and the settlement of uncertain tax positions upon completion of an IRS audit.
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
Liquidity and Capital Resources
At January 2, 2016, our principal sources of liquidity were cash and cash equivalents totaling $179.9 million, short-term investments of $33.1 million and accounts receivable of $104.7 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, we spent $9.4 million, $13.8 million and $6.8 million respectively, on capital equipment.
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
As of January 2, 2016, we held cash, cash equivalents and short-term investments of $213.0 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the fiscal year ended January 2, 2016 was $26.7 million, of which the principal components were our net income of $44.1 million and non-cash charges of $23.9 million, partially offset by a net increase in operating assets and liabilities of $41.3 million. The increase in net operating assets and liabilities includes an increase in accounts receivable (including unbilled revenue) of $31.5 million primarily due to an increase in revenue and timing of billing in respective periods and a $14.0 million increase in inventory primarily to support increased domestic sales and the roll-out of Roomba 980. As of January 2, 2016, we did not have any borrowings outstanding under our working capital line of credit and had $1.5 million in letters of credit outstanding under our revolving letter of credit facility.
We invested $9.4 million in the purchase of property and equipment in 2015, including tooling for new products. We purchased $17.8 million of marketable securities in 2015, while sales and maturities of marketable securities amounted to $20.5 million. We received $5.6 million from sales of other assets. We made strategic investments of $1.0 million in the form of preferred shares and notes receivable.
During 2015, we received $6.5 million from the exercise of stock options and $1.5 million from the excess tax benefit related to our stock-based compensation plans. In addition, we repurchased 1,260,276 shares of our common stock for an aggregate purchase price of $37.4 million. Shares issued upon vesting of restricted stock were net of 37,969 shares retained by us to cover employee tax withholdings of $1.3 million.
Net cash provided by our operations for the fiscal year ended December 27, 2014 was $40.6 million, of which the principal components were our net income of $37.8 million and non-cash charges of $27.2 million, partially offset by a net increase in operating assets and liabilities of $24.4 million. The increase in net operating assets and liabilities includes an increase in accounts receivable (including unbilled revenue) of $33.5 million primarily due to an increase in revenue, normal billing and collection activities and timing of the billing in respective periods, a $3.4 million decrease in accrued compensation reflecting higher accrual for incentive compensation in 2013 compared to 2014, a $2.9 million increase on other assets relating to an increase in prepaid income tax expenses, a $2.4 million increase in inventory, partially offset by a $19.9 million increase in accounts payable and accrued expenses as a result of normal purchasing and vendor payment activities.
We invested $13.8 million in the purchase of property and equipment in 2014, including $3.5 million for leasehold improvements in our Bedford, Massachusetts office. We purchased $31.2 million of marketable securities in 2014, while maturities of marketable securities amounted to $16.5 million. We also made a strategic investment of $250 thousand in a cost-method investment.
During 2014, we received $8.9 million from the exercise of stock options and $3.1 million from the excess tax benefit related to our stock-based compensation plans. In addition, we repurchased 55,973 shares of our common stock for an aggregate purchase price of $1.7 million. Shares issued upon vesting of restricted stock were net of 39,297 shares retained by us to cover employee tax withholdings of $1.6 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of January 2, 2016, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of January 2, 2016, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of January 2, 2016, we were in compliance with all covenants under the revolving credit facility.
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
As of January 2, 2016, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of January 2, 2016, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for material. Other obligations consist of software licensing arrangements. The following table describes our commitments to settle contractual obligations in cash as of January 2, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$3,856	$6,368	$3,903	$—	$14,127
Minimum contractual payments	675	—	—	—	675
Other obligations	641	2,307	493	—	3,441
Total	$5,172	$8,675	$4,396	$—	$18,243

At January 2, 2016, we had outstanding purchase orders aggregating approximately $74.7 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of January 2, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. We elected to prospectively adopt ASU 2015-17. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Income and Comprehensive Income.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We are currently assessing the potential impact of ASU 2015-11 on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for us on January 3, 2016. We do not believe that the impact of this standard will be material to our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with debt discounts and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not believe that the impact of this standard will be material to our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  We do not believe that the impact of this standard will be material to our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not believe that the impact of this standard will be material to our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures.
From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. Unless otherwise discussed, we believe that recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for home robots products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Euro or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.

Interest Rate Sensitivity
At January 2, 2016, we had unrestricted cash and cash equivalents of $179.9 million and short term investments of $33.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of January 2, 2016, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At January 2, 2016, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at January 2, 2016 and December 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 19, 2016

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 2, 2016	December 27, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$179,915	$185,957
Short term investments	33,124	36,166
Accounts receivable, net of allowance of $33 at January 2, 2016 and $67 at December 27, 2014	104,679	71,056
Unbilled revenue	452	2,614
Inventory	61,678	47,857
Deferred tax assets	—	21,505
Other current assets	9,501	9,704
Total current assets	389,349	374,859
Property and equipment, net	26,850	31,297
Deferred tax assets	31,721	8,409
Goodwill	48,751	48,751
Intangible assets, net	15,664	19,146
Other assets	9,408	10,751
Total assets	$521,743	$493,213
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,655	$60,256
Accrued expenses	15,954	18,701
Accrued compensation	15,752	16,235
Deferred revenue and customer advances	3,265	3,849
Total current liabilities	96,626	99,041
Long term liabilities	7,706	3,736
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 29,091,806 and 29,644,602 shares issued and outstanding at January 2, 2016 and December 27, 2014, respectively	291	297
Additional paid-in capital	232,345	249,409
Retained earnings	185,011	140,881
Accumulated other comprehensive loss	(236)	(151)
Total stockholders’ equity	417,411	390,436
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$521,743	$493,213
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands, except per share amounts)
Revenue	$616,778	$556,846	$487,401
Cost of revenue(1)	327,852	298,791	266,247
Gross margin	288,926	258,055	221,154
Operating expenses:
Research and development(1)	76,071	69,408	63,649
Selling and marketing(1)	97,772	86,091	71,529
General and administrative(1)	54,465	49,439	53,358
Total operating expenses	228,308	204,938	188,536
Operating income	60,618	53,117	32,618
Other income (expense), net	2,353	(708)	(203)
Income before income taxes	62,971	52,409	32,415
Income tax expense	18,841	14,606	4,774
Net income	$44,130	$37,803	$27,641
Net income per share
Basic	$1.49	$1.28	$0.97
Diluted	$1.47	$1.25	$0.94
Number of weighted average common shares used in calculations per share
Basic	29,550	29,485	28,495
Diluted	30,107	30,210	29,354
 __________________________

(1)	Stock-based compensation recorded in fiscal 2015, 2014 and 2013 breaks down by expense classification as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Cost of revenue	$1,076	$865	$700
Research and development	3,256	3,359	2,700
Selling and marketing	1,457	1,296	1,246
General and administrative	8,394	8,258	8,763
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Net income	$44,130	$37,803	$27,641
Other comprehensive loss, net of tax:
Unrealized losses on investments, net of tax	(85)	(298)	(52)
Total comprehensive income	$44,045	$37,505	$27,589
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
	(In thousands, except share data)
Balance at December 29, 2012	27,781,659	$278	$199,903	$75,437	$199	$275,817
Issuance of common stock for exercise of stock options	840,951	8	13,621			13,629
Conversion of deferred compensation	9,780	—	—			—
Vesting of restricted stock units	348,141	3	(3)			—
Tax benefit of excess stock based compensation deduction			1,413			1,413
Amortization of deferred compensation relating to stock options and restricted stock units			13,409			13,409
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(45,278)		(1,212)			(1,212)
Unrealized loss on short term investment					(52)	(52)
Directors' deferred compensation			44			44
Net income				27,641		27,641
Balance at December 28, 2013	28,935,253	$289	$227,175	$103,078	$147	$330,689
Issuance of common stock for exercise of stock options	486,252	5	8,938			8,943
Vesting of restricted stock units	318,367	3	(3)			—
Tax benefit of excess stock based compensation deduction			2,776			2,776
Amortization of deferred compensation relating to stock options and restricted stock units			13,778			13,778
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(39,297)		(1,626)			(1,626)
Unrealized loss on short term investment					(298)	(298)
Directors' deferred compensation			49			49
Stock repurchases	(55,973)		(1,678)			(1,678)
Net income				37,803		37,803
Balance at December 27, 2014	29,644,602	$297	$249,409	$140,881	$(151)	$390,436
Issuance of common stock for exercise of stock options	390,085	4	6,460			6,464
Conversion of deferred compensation	14,610	—	—			—
Vesting of restricted stock units	340,754	3	(3)			—
Tax benefit of excess stock based compensation deduction			822			822
Amortization of deferred compensation relating to stock options and restricted stock units			14,183			14,183
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(37,969)		(1,295)			(1,295)
Unrealized loss on short term investment					(85)	(85)
Directors' deferred compensation			149			149
Stock repurchases	(1,260,276)	(13)	(37,380)			(37,393)
Net income				44,130		44,130
Balance at January 2, 2016	29,091,806	$291	$232,345	$185,011	$(236)	$417,411
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$44,130	$37,803	$27,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,090	13,049	12,169
Loss on disposal of property and equipment	214	246	189
Gain on sale of cost method investment	(3,287)	—	—
Goodwill and intangible assets impairment	—	—	1,988
Stock-based compensation	14,183	13,778	13,409
Deferred income taxes, net	(985)	3,101	(768)
Tax benefit of excess stock-based compensation deductions	(1,467)	(3,051)	(2,406)
Non-cash director deferred compensation	149	49	44
Changes in operating assets and liabilities — (use) source
Accounts receivable	(33,623)	(31,708)	(9,935)
Unbilled revenue	2,162	(1,758)	340
Inventory	(13,978)	(2,387)	(9,365)
Other assets	203	(2,856)	1,980
Accounts payable	3,786	16,249	(1,743)
Accrued expenses	(2,768)	3,695	1,255
Accrued compensation	(483)	(3,371)	7,751
Deferred revenue and customer advances	(584)	(1,236)	(1,172)
Long term liabilities	3,970	(997)	515
Net cash provided by operating activities	26,712	40,606	41,892
Cash flows from investing activities:
Additions of property and equipment	(9,372)	(13,774)	(6,829)
Change in other assets	(1,015)	(250)	(2,000)
Proceeds from sale of cost method investment	5,645	—	—
Purchases of investments	(17,755)	(31,219)	(17,946)
Sales and maturities of investments	20,500	16,500	8,044
Proceeds from sale of assets	—	—	650
Net cash used in investing activities	(1,997)	(28,743)	(18,081)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(1,295)	(1,626)	(1,212)
Proceeds from stock option exercises	6,464	8,943	13,629
Stock repurchases	(37,393)	(1,678)	—
Tax benefit of excess stock-based compensation deductions	1,467	3,051	2,406
Net cash provided by (used in) financing activities	(30,757)	8,690	14,823
Net increase (decrease) in cash and cash equivalents	(6,042)	20,553	38,634
Cash and cash equivalents, at beginning of period	185,957	165,404	126,770
Cash and cash equivalents, at end of period	$179,915	$185,957	$165,404
Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,341	$15,508	$7,235
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	157	637	223
Additions of property and equipment included in accounts payable	$848	$3,235	$572
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
iRobot Corporation ("iRobot" or the "Company") develops robotics and artificial intelligence technologies and applies these technologies in producing and marketing robots. The Company’s revenue is primarily generated from product sales.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At January 2, 2016 and December 27, 2014, cash equivalents were comprised of money market funds totaling $110.8 million and $109.8 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of January 2, 2016 and December 27, 2014, investments consisted of:

	January 2, 2016		December 27, 2014
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate and government bonds	$33,622	$33,124	$36,659	$36,166
Total short term investments	$33,622	$33,124	$36,659	$36,166
As of January 2, 2016, the Company’s investments had maturity dates ranging from January 2016 to August 2018. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.

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
Beginning in the third quarter of 2015, with the introduction of the Company's first connected robot, each sale of a connected robot represents a multi-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as the Company has not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which the Company expects to provide the upgrades over the estimated life of the robot.
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
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of January 2, 2016, fiscal years 2012 through 2015 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Balance at beginning of period	$67	$67	$111
Provision	—	—	—
Deduction(*)	(34)	—	(44)
Balance at end of period	$33	$67	$67
___________________________

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Activity related to the inventory reserve was as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Balance at beginning of period	$5,251	$5,280	$6,608
Provision	424	1,045	1,571
Deduction(*)	(1,753)	(1,074)	(2,899)
Balance at end of period	$3,922	$5,251	$5,280
 ___________________________

(*)	Deductions related to inventory reserve accounts represent amounts written off against the reserve.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At January 2, 2016, December 27, 2014 and December 28, 2013, the Company had $8.6 million, $8.2 million and $8.2 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.7 million, $0.8 million and $0.9 million of amortization expense for the years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 2, 2016, three customers accounted for a total of 45.8% of the Company's accounts receivable balance, each of which was greater than 10% of the balance and two of whom secured their balance with guaranteed letters of credit which together represents 34.1% of the balance. At December 27, 2014, two customers accounted for a total of 32.2% of the Company’s accounts receivable balance, each of which was greater than 10% of the balance and each of whom secured their balance with guaranteed letters of credit. For the years ended January 2, 2016, December 27, 2014 and December 28, 2013, revenue from U.S. federal government orders, contracts and subcontracts, represented 5.1%, 4.3% and 6.2% of total revenue, respectively. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, the Company generated an aggregate of 26.0%, 29.8% and 33.2%, respectively, of total revenue from its home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of its home robots (Robopolis SAS).
The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period, net of estimated forfeitures.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended January 2, 2016, December 27, 2014 and December 28, 2013 advertising expense totaled $54.7 million, $46.1 million and $38.2 million, respectively, and are recorded with the selling and marketing expenses line item.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
Net income	$44,130	$37,803	$27,641
Weighted-average shares outstanding	29,550	29,485	28,495
Dilutive effect of employee stock options and restricted shares	557	725	859
Diluted weighted-average shares outstanding	30,107	30,210	29,354
Basic income per share	$1.49	$1.28	$0.97
Diluted income per share	$1.47	$1.25	$0.94
Restricted stock units and stock options representing approximately 0.5 million, 0.2 million and 0.7 million shares of common stock for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not. As of January 2, 2016, the Company did not record a valuation allowance as all deferred tax assets are considered realizable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Liabilities
The Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016, were as follows:

	Fair Value Measurements as of
	January 2, 2016
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents
Money market funds	$110,817	$—	$—
Short term investments
Corporate and government bonds (1)	—	33,124	—
Total assets measured at fair value	$110,817	$33,124	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 13) (2)	$—	$28	$—
Total liabilities measured at fair value	$—	$28	$—

The Company’s financial assets measured at fair value on a recurring basis at December 27, 2014, were as follows:

	Fair Value Measurements as of
	December 27, 2014
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents
Money market funds	$109,843	$—	$—
Short term investments
Corporate and government bonds (1)	—	36,166	—
Total assets measured at fair value	$109,843	$36,166	$—
(1) The bond investments are valued based on observable market values as of the Company's reporting date. The bond investments are recorded at fair value and marked-to-market at the end of each reporting period. The realized and unrealized gains and losses are included in comprehensive income for that period.
(2) Derivative instruments are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company elected to prospectively adopt ASU 2015-17. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of ASU 2015-11 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company on January 3, 2016. The Company does not believe that the impact of this standard will be material to the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with debt discounts and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not believe that the impact of this standard will be material to the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not believe that the impact of this standard will be material to the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that the impact of this standard will be material to the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on its consolidated financial statements and footnote disclosures.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventory
Inventory consists of the following at:

	January 2, 2016	December 27, 2014
	(In thousands)
Raw materials	$9,082	$9,455
Finished goods	52,596	38,402
	$61,678	$47,857

4.	Property and Equipment
Property and equipment consists of the following at:

	January 2, 2016	December 27, 2014
	(In thousands)
Computer and equipment	$13,825	$15,173
Furniture	2,441	2,297
Machinery	7,134	5,307
Tooling	16,599	18,614
Leasehold improvements	21,022	20,833
Business applications software	8,559	8,214
	69,580	70,438
Less: accumulated depreciation	42,730	39,141
	$26,850	$31,297
Depreciation expense for the years ended January 2, 2016, December 27, 2014 and December 28, 2013 was $11.4 million, $9.2 million, and $8.1 million, respectively.

5.	Other Assets
At January 2, 2016, other assets consisted of six investments totaling $9.4 million. At December 27, 2014, other assets consisted of three investments totaling $10.8 million. At January 2, 2016, these investments consisted primarily of cost method investments and notes receivable. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time. Since the Company believes the fair value of its investments is greater than the carrying value of its investments, it has not impaired these investments.

6.	Accrued Expenses
Accrued expenses consist of the following at:

	January 2, 2016	December 27, 2014
	(In thousands)
Accrued warranty	$6,907	$7,769
Accrued direct fulfillment costs	2,030	1,346
Accrued sales tax	625	867
Accrued customer deposits	788	702
Accrued rent	547	701
Accrued sales commissions	465	531
Accrued accounting fees	395	167
Accrued other	4,197	6,618
	$15,954	$18,701

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued compensation consists of the following at:

	January 2, 2016	December 27, 2014
	(In thousands)
Accrued bonus	$8,640	$8,455
Accrued other compensation	7,112	7,780
	$15,752	$16,235

7.	Working Capital Facilities
Credit Facility
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of January 2, 2016, the total amount of the credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender's base rate. The lender's base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender's prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of January 2, 2016, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of January 2, 2016, the Company was in compliance with all covenants under its credit facility.
Letter of Credit Facility
The Company has an unsecured revolving letter of credit facility with Bank of America, N.A. The credit facility is available to fund letters of credit on the Company's behalf up to an aggregate outstanding amount of $5 million. The Company may terminate at any time, subject to proper notice, or from time to time permanently reduce the amount of the credit facility.
The Company pays a fee on outstanding letters of credit issued under the credit facility of up to 1.5% per annum of the outstanding letters of credit. The maturity date for letters of credit issued under the credit facility must be no later than 365 days following the maturity date of the credit facility.
As of January 2, 2016, there were letters of credit outstanding of $1.5 million under the revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase stock, and consolidate or merge with other entities. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of January 2, 2016, the Company was in compliance with all covenants under the revolving letter of credit facility.

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
On April 2, 2014, the Company announced a stock repurchase program. Under the program, the Company may purchase up to $50 million of its common stock from May 1, 2014 to April 30, 2015. On March 19, 2015, the Company announced an additional stock repurchase program, which authorized the repurchase of $50 million of its common stock from May 1, 2015 to April 30, 2016. During 2015 and 2014, the Company repurchased 1,260,276 shares totaling $37.4 million and 55,973 shares totaling $1.7 million, respectively, in the open market under these stock repurchase plans. During the fourth quarter of 2015, the Company replaced the then-current stock repurchase program with a new stock repurchase program, effective January 4, 2016 and ending on December 31, 2016, pursuant to which the Company is authorized to purchase up to one million shares or $40 million of its common stock, whichever occurs earlier.

9.	Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the “Plans”). All options that remained outstanding under the 2004 Stock Option and Incentive Plan as of December 27, 2014 were exercised during fiscal 2015. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of January 2, 2016, there were 2,484,296 shares available for future grant under the 2015 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 90 days from employee termination. The exercise price of stock options is typically equal to the closing price on the NASDAQ Global Market on the date of grant. Other awards granted under the Plans generally vest over periods from three to four years.
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
The Company recognized $3.4 million of stock-based compensation expense during the fiscal year ended January 2, 2016 for stock options. The unamortized fair value as of January 2, 2016 associated with these grants was $6.4 million with a weighted-average remaining recognition period of 2.83 years. The Company expects to recognize associated stock-based compensation expense of $2.6 million, $1.9 million, $1.3 million and $0.6 million in 2016, 2017, 2018 and 2019, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
Risk-free interest rate	1.47% — 1.75%	1.65% — 1.69%	0.90% — 1.77%
Expected dividend yield	—	—	—
Expected life	3.98 — 4.02 years	3.91 — 4.00 years	4.03 — 4.21 years
Expected volatility	46.5% — 52.4%	52.8% — 56.0%	54.0% — 58.0%
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 was $13.21, $15.87 and $11.17, respectively.

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 29, 2012	2,503,667	$18.27
Granted	293,325	24.60
Exercised	(840,951)	16.21
Canceled	(185,666)	22.16
Outstanding at December 28, 2013	1,770,375	$19.89
Granted	233,181	37.10
Exercised	(486,252)	18.39
Canceled	(43,984)	27.17
Outstanding at December 27, 2014	1,473,320	$22.89
Granted	323,104	32.58
Exercised	(390,085)	16.57
Canceled	(118,789)	28.41
Outstanding at January 2, 2016	1,287,550	$26.73	4.00 years	$11.6 million
Vested and expected to vest at January 2, 2016	1,230,537	$26.45	3.90 years	$11.4 million
Exercisable as of January 2, 2016	768,184	$23.18	2.74 years	$9.6 million
Weighted average fair value of options granted during the fiscal year ended January 2, 2016		$13.21
Options available for future grant at January 2, 2016	2,484,296
 _________________________

(1)
The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on January 2, 2016 of $35.40 and the exercise price of the underlying option.

During fiscal years 2015, 2014, and 2013, the total intrinsic value of stock options exercised was $5.9 million, $10.5 million and $12.1 million, respectively. No amounts relating to stock-based compensation have been capitalized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 2, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 13.46	81,723	2.88 years	$7.97	78,713	$8.09
14.52 - 14.52	144,017	1.25	14.52	144,017	14.52
17.70 - 21.23	82,171	1.61	18.44	73,194	18.41
22.86 - 22.86	166,757	4.10	22.86	112,252	22.86
24.53 - 26.59	167,468	2.85	25.75	153,635	25.71
29.60 - 32.38	162,225	6.51	31.04	1,500	31.22
33.29 - 33.48	159,940	3.27	33.42	125,453	33.46
33.72 - 34.30	168,599	6.24	34.13	12,671	33.72
34.67 - 37.08	107,648	5.34	35.83	44,991	35.66
43.35 - 43.35	47,002	4.95	43.35	21,758	43.35
$ 3.54 - $43.35	1,287,550	4.00 years	$26.73	768,184	$23.18

During the fiscal year ended January 2, 2016, the Company recognized $10.7 million of stock-based compensation expense associated with restricted stock units. As of January 2, 2016, December 27, 2014 and December 28, 2013, the unamortized fair value of all restricted stock units was $24.3 million, $20.1 million and $17.5 million, respectively. The Company expects to recognize associated stock-based compensation expense of $9.7 million, $7.3 million, $5.2 million and $2.1 million in 2016, 2017, 2018 and 2019, respectively.

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	941,030	$24.09
Granted	521,056	25.87
Vested	(348,141)	22.57
Forfeited	(186,291)	24.91
Outstanding at December 28, 2013	927,654	$25.50
Granted	372,159	38.25
Vested	(318,367)	25.38
Forfeited	(71,591)	28.42
Outstanding at December 27, 2014	909,855	$30.53
Granted	576,410	32.33
Vested	(340,754)	29.13
Forfeited	(121,142)	31.49
Outstanding at January 2, 2016	1,024,369	$31.90

In 2014 and 2015, the Company granted performance-based restricted stock units (PSUs) to certain of its employees. The performance metric for these awards is operating income percent, with a threshold requirement for a minimum amount of revenue growth. These awards vest over a three year period. The number of shares actually earned at the end of the three year period will range from 0% to 100% of the target number of PSUs granted based on the Company’s performance against three year operating income and revenue goals. In addition, while all vesting of earned PSUs occurs on the third anniversary of the date of grant, achievement of cumulative intermediate targets for each individual year will allow PSUs to be deemed earned but not yet vested for the intermediate periods. Achievement of the cumulative target will allow all shares subject to the PSUs to be earned regardless of the achievement of the intermediate individual year targets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Current
Federal	$20,033	$15,128	$6,363
State	972	129	1,124
Foreign	121	91	41
Total current tax provision	21,126	15,348	7,528
Deferred
Federal	(1,657)	1,268	(2,026)
State	(628)	(2,010)	(728)
Total deferred tax provision	(2,285)	(742)	(2,754)
Total income tax provision	$18,841	$14,606	$4,774
In certain jurisdictions, an immaterial provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries. In other jurisdictions, for the remaining undistributed earnings of non-U.S. subsidiaries, no provision has been made for deferred taxes as these earnings have been indefinitely reinvested. As of January 2, 2016, a deferred tax liability has not been established for approximately $1.0 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows:

	January 2, 2016	December 27, 2014
	(In thousands)
Net deferred tax assets
Current deferred tax assets
Reserves and accruals	$—	$18,568
Stock-based compensation	—	767
Net operating loss carryforwards	—	2,470
Foreign tax credits	—	148
Total current deferred tax assets	—	21,953
Non-current deferred tax assets
Reserves and accruals	21,544	586
Tax credits	6,114	5,927
Property and equipment	1,308	178
Stock-based compensation	5,962	5,011
Net operating loss carryforwards	3,606	3,879
Total non-current deferred tax assets	38,534	15,581
Current deferred tax liabilities
Prepaids	—	448
Total current deferred tax liabilities	—	448
Non-current deferred tax liabilities
Prepaids	623	—
Intangible assets	6,190	7,172
Total non-current deferred tax liabilities	6,813	7,172
Total net deferred tax assets	$31,721	$29,914
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company elected to prospectively adopt ASU 2015-17. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when realization of these state tax attributes became more likely than not. As of January 2, 2016, the Company did not record a valuation allowance as all deferred tax assets are considered realizable.
The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Additions Charged to Goodwill	Deductions	Balance at End of Period
	(In thousands)
December 28, 2013	$2,691	—	—	601	$2,090
December 27, 2014	$2,090	—	—	2,090	$—
January 2, 2016	$—	—	—	—	$—
The Company has federal net operating loss carryforwards of $8.0 million and $15.1 million as of January 2, 2016 and December 27, 2014, respectively, which expire in 2031. The Company has state net operating loss carryforwards of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.0 million and $19.4 million as of January 2, 2016 and December 27, 2014, respectively, which expire from 2029 to 2031. The Company has federal research and development credit carryforwards of $1.0 million and $1.0 million as of January 2, 2016 and December 27, 2014, respectively, which expire from 2026 to 2031. The Company has state research and development credit carryforwards of $9.3 million and $8.1 million as of January 2, 2016 and December 27, 2014, respectively, which expire from 2023 to 2030. The Company has state investment tax credit carryforwards of $0.3 million and $0.7 million as of January 2, 2016 and December 27, 2014, respectively, which expire from 2024 to 2025. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of January 2, 2016, the Company has $23.0 million of federal and state net operating loss carryforwards and $2.2 million of federal and state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383, respectively, of the Internal Revenue Code. However, these limitations are not expected to cause any of these federal and state net operating loss carryforwards or federal and state research and development credits to expire prior to being utilized.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Expected federal income tax	$22,040	$18,344	$11,345
Miscellaneous permanent items	608	691	405
State taxes (net of federal benefit)	982	1,058	867
Federal and state credits	(2,767)	(1,487)	(3,909)
Change in valuation allowance	—	(2,090)	—
Domestic production activities deduction	(2,145)	(1,562)	(1,168)
Settlement of uncertain tax positions	(194)	(176)	(2,696)
Other	317	(172)	(70)
	$18,841	$14,606	$4,774

A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(in thousands)
Balance at beginning of period	$2,491	$2,618	$4,469
Increase for tax positions related to the current year	786	252	355
Increase (decrease) for tax positions related to prior years	3,533	(108)	490
Decreases for settlements with applicable taxing authorities	—	(271)	(2,696)
Decreases for lapses of statute of limitations	(194)	—	—
Balance at end of period	$6,616	$2,491	$2,618

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of January 2, 2016, December 27, 2014 and December 28, 2013 there were no material accrued interest or penalties. Over the next twelve months, it is reasonably possible that the Company may recognize approximately $0.2 million of previously net unrecognized tax benefits related to U.S. federal, state and foreign tax audits and expiration of the statute of limitations. If all of our unrecognized tax benefits as of January 2, 2016 were to become recognizable in the future, we would record a $2.1 million benefit, inclusive of interest, to the income tax provision, reflective of federal benefit on state items.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the Company’s state tax credit carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $0.6 million and $0.5 million as of January 2, 2016 and December 27, 2014, respectively. Included in the Company's state net operating loss carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $1.0 million and $0.7 million as of January 2, 2016 and December 27, 2014, respectively. These unrecognized tax benefits will be credited to additional paid-in capital when they reduce income taxes payable. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at January 2, 2016 and December 27, 2014.
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
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal 2015, 2014 and 2013 amounted to $4.9 million, $4.8 million, and $5.3 million, respectively. Future minimum rental payments under operating leases were as follows as of January 2, 2016:

Operating Leases
2016	$3,856
2017	3,411
2018	2,957
2019	2,925
2020	978
Thereafter	—
Total minimum lease payments	$14,127
Outstanding Purchase Orders
At January 2, 2016, we had outstanding purchase orders aggregating approximately $74.7 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 2, 2016 and December 27, 2014, respectively.

Government Contract Contingencies
Several of the Company’s prime contracts with the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of January 2, 2016, fiscal years 2012 through 2015 are open for audit by DCAA.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Balance at beginning of period	$7,769	$6,497	$6,057
Provision	4,598	6,410	1,744
Warranty usage(*)	(5,460)	(5,138)	(1,304)
Balance at end of period	$6,907	$7,769	$6,497
 __________________________________

(*)	Warranty usage includes costs incurred for warranty obligations.

Sales Taxes
The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company continually evaluates whether it has established nexus in new jurisdictions with respect to sales tax. The Company has recorded a liability for potential exposure in states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

12.	Employee Benefits
The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). All Company employees, with the exception of temporary, contract and international employees are eligible to participate in the Retirement Plan after satisfying age and length of service requirements prescribed by the plan. Under the Retirement Plan, employees may make tax-deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.
The Company elected to make a matching contribution of approximately $1.8 million, $1.7 million and $1.5 million for the plan years ended January 2, 2016, December 27, 2014 and December 28, 2013 ("Plan-Year 2015," "Plan-Year 2014" and "Plan-Year 2013"), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2015, Plan-Year 2014 and Plan-Year 2013 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2015 is included in accrued compensation in the accompanying consolidated balance sheet.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Derivative Instruments
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
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
		(In thousands)
Foreign currency forward contracts	Accrued expenses	$6,773	$—	$28	$—
Gains/(losses) associated with derivative instruments are as follows:

		Twelve Months Ended
	Classification	January 2, 2016	December 27, 2014
		(In thousands)
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Other expense, net	$368	$—

14.	Goodwill and other intangible assets
The carrying amount of the goodwill at January 2, 2016 is $48.8 million. $41.0 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million (net of a subsequent write-down of $0.2 million) resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In conjunction with the reorganization completed as of the beginning of the fiscal year 2013, the defense and security reporting unit was divided into two reporting units: the defense and security reporting unit and the research reporting unit. As a result, the goodwill of $7.9 million was reassigned utilizing a relative fair value allocation approach. $7.7 million and $0.2 million were reassigned to the defense and security and research reporting units, respectively.
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
In the fourth quarter of 2015, the Company completed its annual goodwill impairment tests on the goodwill associated with the acquisitions of Evolution Robotics, Inc. and Nekton Research, LLC and did not identify any goodwill impairment. The Company further considered the subsequent event of the signed definitive agreement associated with the sale of the defense and security business unit, and reevaluated its position which incorporated the associated purchase price and reconfirmed that no impairment of the Nekton goodwill exists.
Other intangible assets include the value assigned to completed technology, research contracts, and trade names. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at January 2, 2016 and December 27, 2014 consisted of the following:

	January 2, 2016			December 27, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Impairment Loss	Net
	(In thousands)
Completed technology	$26,900	$11,236	$15,664	$30,600	$9,691	$1,788	$19,121
Research contracts	—	—	—	100	100	—	—
Tradename	100	100	—	800	775	—	25
Total	$27,000	$11,336	$15,664	$31,500	$10,566	$1,788	$19,146
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
Amortization expense related to acquired intangible assets was $3.5 million, $3.5 million, and $3.8 million for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2016	$3,457
2017	3,457
2018	3,457
2019	2,818
2020	900
Total	$14,089

15.	Restructuring charges

In 2013, the Company incurred restructuring charges of $3.3 million primarily related to a $1.8 million write-down of an intangible asset, costs associated with the closing of its San Luis Obispo, California office and severance-related costs.
The activity for the restructuring program is presented below:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Balance at beginning of period	$—	$675	$197
Charges	—	—	3,296
Utilization	—	(675)	(2,818)
Balance at end of period	$—	$—	$675

16.	Industry Segment, Geographic Information and Significant Customers
The Company operates in two reportable segments, the home robots business unit and the defense and security business unit. The nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately.

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
Defense and Security Robots
The Company’s defense and security business unit offers products to the U.S. Department of Defense through a small U.S. government-focused sales force, and to other North American and international entities through small domestic and international sales teams, as well as through North American and international distributors. The Company’s defense and security robots are used to increase warfighters', law enforcement, security forces and first responders' safety and productivity.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.
The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Fiscal Year Ended
	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands)
Revenue:
Home Robots	$559,619	$507,414	$427,853
Defense & Security Robots	55,004	45,502	50,003
Other	2,155	3,930	9,545
Total revenue	616,778	556,846	487,401
Cost of revenue:
Home Robots	274,613	251,095	217,011
Defense & Security Robots	29,737	24,409	24,975
Other	23,502	23,287	24,261
Total cost of revenue	327,852	298,791	266,247
Gross margin:
Home Robots	285,006	256,319	210,842
Defense & Security Robots	25,267	21,093	25,028
Other	(21,347)	(19,357)	(14,716)
Total gross margin	288,926	258,055	221,154
Research and development	76,071	69,408	63,649
Selling and marketing	97,772	86,091	71,529
General and administrative	54,465	49,439	53,358
Other expense, net	2,353	(708)	(203)
Income before income taxes	$62,971	$52,409	$32,415
As of January 2, 2016, goodwill of $41.0 million and purchased intangible assets, net of $15.7 million recorded in conjunction with the acquisition of Evolution Robotics, Inc. in October 2012 are directly associated with the home robots business unit. Goodwill of $7.7 million recorded in conjunction with the acquisition of Nekton in September 2008 is directly associated with the defense and security business unit. Other long lived assets are not directly attributable to individual business segments.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales to non-U.S. customers accounted for 56.0%, 60.9% and 59.5% of total revenue, respectively. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, sales to our home robots distributor in Japan accounted for 13.3%, 17.0%, and 19.8% of total revenue, respectively.
Significant Customers
For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, U.S. federal government orders, contracts and subcontracts accounted for 5.1%, 4.3% and 6.2% of total revenue, respectively. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 approximately 76.6%, 75.7% and 75.3%, respectively, of our home robot product revenue resulted from sales to 15 customers. For the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013, the Company generated an aggregate of 26.0%, 29.8% and 33.2%, respectively, of its total revenue from its home robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of the Company's home robots (Robopolis SAS).

17.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	January 2, 2016	September 26, 2015	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014
	(In thousands, except per share amounts)
Revenue	$206,420	$143,609	$148,788	$117,961	$159,342	$143,497	$139,803	$114,204
Gross margin	95,327	69,858	70,033	53,708	76,335	67,889	62,121	51,710
Net income	19,331	12,793	7,252	4,754	9,386	14,607	8,530	5,280
Diluted earnings per share	$0.65	$0.42	$0.24	$0.16	$0.31	$0.48	$0.28	$0.18

During the fourth quarter of 2015, the Company identified immaterial errors to previously reported revenue due to certain customer allowances recorded at an incorrect rate and a reserve calculation which was overstated. The recorded out of period adjustment to revenue resulted in a $1.5 million increase in fourth quarter 2015 income before taxes. Of the $1.5 million adjustment, $0.7 million relates to prior years and $0.8 million relates to the first three quarters of 2015. The adjustment did not have a material impact on the reported financial position or results of operations for the three and twelve months ended January 2, 2016. Additionally, had the errors been recorded in the prior periods to which they relate, the impact would not have been material to the reported financial position or results of operations for those periods.

18.	Subsequent Event
On February 2, 2016, the Company entered into an Asset Purchase Agreement with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners, to sell all of the assets and certain liabilities of the defense and security business unit. The purchase price is up to $45.0 million, of which $30.0 million will be paid at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million of which may be earned based on 2016 revenue of the defense and security business unit. The transaction is expected to close during the first quarter of 2016.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of January 2, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 2, 2016 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended January 2, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer and Glen D. Weinstein, EVP & Chief Legal Officer) of the Company have entered into trading plans (each a “Plan” and collectively, the “Plans”) covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2016.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2016.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 2, 2016 and December 27, 2014

Consolidated Statements of Income for the Years ended January 2, 2016, December 27, 2014 and December 28, 2013
Consolidated Statements of Comprehensive Income for the Years ended January 2, 2016, December 27, 2014 and December 28, 2013
Consolidated Statements of Stockholders’ Equity for the Years ended January 2, 2016, December 27, 2014 and December 28, 2013
Consolidated Statements of Cash Flows for the Years ended January 2, 2016, December 27, 2014 and December 28, 2013
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

10.8*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)

Exhibit Number	Description
10.9†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
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

10.16†	Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder
10.17†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.18
Separation Agreement by and between the Registrant and Paolo Pirjanian, dated as of July 2, 2015 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 and incorporated by reference herein)

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
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 19, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 19, 2016.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy

/s/ GAIL DEEGAN	Director
Gail Deegan

/s/ ANDREA GEISSER	Director
Andrea Geisser

/s/ GEORGE C. MCNAMEE	Director
George C. McNamee

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ MOHAMAD ALI	Director
Mohamad Ali

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and incorporated by reference herein)
4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
10.1†(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers
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

10.8*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)
10.9†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
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

10.16†	Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder
10.17†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.18
Separation Agreement by and between the Registrant and Paolo Pirjanian, dated as of July 2, 2015 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 and incorporated by reference herein)

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
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith