Form 10-Q
period 2016-04-02
IROBOT CORP
filed 2016-05-06
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2016 was 27,469,095.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 2, 2016

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$215,990	$179,915
Short term investments	30,746	33,124
Accounts receivable, net of allowance of $29 at April 2, 2016 and $33 at January 2, 2016	28,497	104,679
Unbilled revenue	139	452
Inventory	52,764	61,678
Assets held for sale	19,966	—
Other current assets	11,770	9,501
Total current assets	359,872	389,349
Property and equipment, net	25,600	26,850
Deferred tax assets	31,849	31,721
Goodwill	48,751	48,751
Intangible assets, net	14,800	15,664
Other assets	9,931	9,408
Total assets	$490,803	$521,743
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,015	$61,655
Accrued expenses	12,910	15,954
Accrued compensation	11,220	15,752
Deferred revenue and customer advances	2,634	3,265
Liabilities held for sale	4,609	—
Total current liabilities	70,388	96,626
Long term liabilities	7,231	7,706
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,908,411 and 29,091,806 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively	289	291
Additional paid-in capital	223,951	232,345
Retained earnings	188,943	185,011
Accumulated other comprehensive income (loss)	1	(236)
Total stockholders’ equity	413,184	417,411
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$490,803	$521,743
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Revenue	$130,804	$117,961
Cost of revenue (1)	68,843	64,253
Gross margin	61,961	53,708
Operating expenses:
Research and development (1)	19,728	19,032
Selling and marketing (1)	19,940	14,188
General and administrative (1)	16,764	12,589
Total operating expenses	56,432	45,809
Operating income	5,529	7,899
Other income (expense), net	200	(794)
Income before income taxes	5,729	7,105
Income tax expense	1,797	2,351
Net income	$3,932	$4,754
Net income per share
Basic	$0.14	$0.16
Diluted	$0.13	$0.16
Number of weighted average common shares used in calculations per share
Basic	29,004	29,653
Diluted	29,474	30,230
 __________________________

(1)	Total stock-based compensation recorded in the three months ended April 2, 2016 and March 28, 2015 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	April 2, 2016	March 28, 2015
Cost of revenue	$221	$215
Research and development	829	832
Selling and marketing	485	309
General and administrative	2,357	1,751
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Net income	$3,932	$4,754
Other comprehensive income, net of tax:
Unrealized gains on investments, net of tax	237	121
Total comprehensive income	$4,169	$4,875
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$3,932	$4,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,375	3,561
Loss on disposal of assets	—	22
Stock-based compensation	3,892	3,107
Deferred income taxes, net	(47)	(102)
Tax benefit of excess stock-based compensation deductions	(267)	(560)
Non-cash director deferred compensation	33	38
Changes in operating assets and liabilities — (use) source
Accounts receivable	69,879	33,351
Unbilled revenue	185	1,981
Inventory	(3,167)	(1,998)
Other assets	(2,985)	203
Accounts payable	(20,626)	(21,835)
Accrued expenses	(2,673)	(4,374)
Accrued compensation	(4,055)	(8,430)
Deferred revenue and customer advances	1,144	(2,080)
Long term liabilities	3	83
Net cash provided by operating activities	48,623	7,721
Cash flows from investing activities:
Additions of property and equipment	(2,390)	(4,445)
Change in other assets	(523)	(515)
Purchases of investments	—	(3,541)
Sales of investments	2,500	2,500
Net cash used in investing activities	(413)	(6,001)
Cash flows from financing activities:
Proceeds from stock option exercises	837	1,466
Income tax withholding payment associated with restricted stock vesting	(1,218)	(1,118)
Stock repurchases	(12,021)	(4,924)
Tax benefit of excess stock-based compensation deductions	267	560
Net cash used in financing activities	(12,135)	(4,016)
Net increase (decrease) in cash and cash equivalents	36,075	(2,296)
Cash and cash equivalents, at beginning of period	179,915	185,957
Cash and cash equivalents, at end of period	$215,990	$183,661
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,896	$1,040
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$5	$157
Additions of property and equipment included in accounts payable	$413	$480
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
The accompanying unaudited financial data as of April 2, 2016, and for the three months ended April 2, 2016 and March 28, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 19, 2016.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of April 2, 2016 and results of operations, comprehensive income and cash flows for the periods ended April 2, 2016 and March 28, 2015 have been made. The results of operations, comprehensive income and cash flows for any interim period are not necessarily indicative of the operating results, comprehensive income and cash flows for the full fiscal year or any future periods.
Use of Estimates
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, bad debts, warranty claims, inventory reserves, valuation of investments, valuation of goodwill and intangible assets, assumptions used in valuing stock-based compensation instruments and income taxes. The Company bases these estimates on historical and anticipated results and trends, and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
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
Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognizes revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred include labor and material that are directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of April 2, 2016, fiscal years 2012 through 2015 are open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates currently in effect, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts is recognized using the percentage-of-completion method. For government product FFP contracts, revenue is recognized as the product is shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts are recorded as revenue as work is performed based on the percentage that incurred costs compare to estimated total costs utilizing the most recent estimates of costs and funding. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements and government audits, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to past performance in the current period. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Revenue earned in excess of billings, if any, is recorded as unbilled revenue. Billings in excess of revenue earned, if any, are recorded as deferred revenue.
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
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	(In thousands, except per share amounts)
	April 2, 2016	March 28, 2015
Net income	$3,932	$4,754
Weighted-average shares outstanding	29,004	29,653
Dilutive effect of employee stock options and restricted shares	470	577
Diluted weighted-average shares outstanding	29,474	30,230
Basic income per share	$0.14	$0.16
Diluted income per share	$0.13	$0.16

Restricted stock units and stock options representing approximately 0.7 million and 0.5 million shares of common stock for the three-month periods ended April 2, 2016 and March 28, 2015, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

The Company recorded a tax provision of $1.8 million and $2.4 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The $1.8 million provision for the three months ended April 2, 2016 resulted in an effective income tax rate of 31.4%. The $2.4 million provision for the three months ended March 28, 2015 resulted in an effective income tax rate of 33.1%. The difference between the effective income tax rate of 31.4% for the three months ended April 2, 2016 and 33.1% for the three months ended March 28, 2015 was primarily due to the inclusion of the federal research and development tax credit in the three months ended April 2, 2016 that was not in effect for the three months ended March 28, 2015. Therefore, the effective income tax rate for the three months ended March 28, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015 which was signed into law on December 18, 2015.

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
Financial Assets and Liabilities
The Company’s financial assets measured at fair value on a recurring basis at April 2, 2016, were as follows:

	Fair Value Measurements as of April 2, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$103,470	$—	$—
Short term investments
Corporate and government bonds (1)	—	30,746	—
Other current assets
Derivative instruments (Note 6) (2)	—	11	—
Total assets measured at fair value	$103,470	$30,757	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016, were as follows:

	Fair Value Measurements as of January 2, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$110,817	$—	$—
Short term investments
Corporate and government bonds (1)	—	33,124	—
Total assets measured at fair value	$110,817	$33,124	$—

Liabilities:
Accrued Expenses
Derivative instruments (Note 6) (2)	$—	$28	$—
Total liabilities measured at fair value	$—	$28	$—

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
The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The Company completes the annual impairment evaluation during the fourth quarter each year, or more frequently, if necessary, upon identification of a triggering event.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company elected to prospectively adopt ASU 2015-17 as of January 2, 2016. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
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
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

as a service contract. The new standard became effective for the Company on January 3, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU 2015-02 effective January 3, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU 2014-12 effective January 3, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

3. Inventory
Inventory consists of the following:

	April 2, 2016	January 2, 2016
	(In thousands)
Raw materials	$7,149	$9,082
Finished goods	45,615	52,596
	$52,764	$61,678
4. Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). The Company also has restricted stock units outstanding under the 2005 Plan and the 2015 Plan. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of April 2, 2016, there were 1,960,304 shares available for future grant under the 2015 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of stock options is equal to the closing price on the NASDAQ Global Market on the date of grant. Other awards granted under the Plans generally vest over periods from one to four years.
On March 11, 2016, the Company issued stock-based grants to certain employees, including executive officers. These grants included stock options totaling 128,595 shares of the Company's common stock, 174,822 time-based restricted stock units, and 77,985 performance-based restricted stock units. Each of the above stock options have a per share exercise price of $33.14, the closing price of the Company's common stock on NASDAQ on March 11, 2016.
5. Accrued Expenses
Accrued expenses consist of the following:

	April 2, 2016	January 2, 2016
	(In thousands)
Accrued warranty	$6,253	$6,907
Accrued rent	535	547
Accrued direct fulfillment costs	666	2,030
Accrued customer deposits	819	788
Accrued sales tax	232	625
Accrued accounting fees	508	395
Accrued sales commissions	279	465
Accrued other	3,618	4,197
	$12,910	$15,954

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
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	April 2, 2016	January 2, 2016	April 2, 2016	January 2, 2016
		(In thousands)
Foreign currency forward contracts	Other current assets	$2,421	$—	$11	$—
Foreign currency forward contracts	Accrued expenses	$—	$6,773	$—	$28
Losses associated with derivative instruments are as follows:

		Three Months Ended
	Classification	April 2, 2016	March 28, 2015
		(In thousands)
Derivatives not designated as hedging instruments
Loss recognized in income	Other income (expense), net	$(380)	$—

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended April 2, 2016 and March 28, 2015 were $1.4 million and $1.2 million, respectively. Future minimum rental payments under operating leases were as follows as of April 2, 2016:

Operating Leases
(In thousands)
Remainder of 2016	$2,854
2017	4,188
2018	4,038
2019	4,040
2020	2,126
Thereafter	3,228
Total minimum lease payments	$20,474
Outstanding Purchase Orders
At April 2, 2016, the Company had outstanding purchase orders aggregating approximately $109 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2016 and January 2, 2016, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	April 2, 2016	March 28, 2015
	(In thousands)
Balance at beginning of period	$6,907	$7,769
Provision	877	1,250
Warranty usage (1)	(1,430)	(1,445)
Liability held for sale	(101)	—
Balance at end of period	$6,253	$7,574

(1)	Warranty usage includes costs incurred for warranty obligations.

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

8. Industry Segment, Geographic Information and Significant Customers
The Company has historically operated in two reportable segments, the home robots business unit and the defense and security business unit. The nature of products and types of customers for these two segments vary significantly, and accordingly, these segments have been managed separately. On April 4, 2016, the Company completed the sale of its defense and security business unit.
Home Robots
The Company’s home robots business unit offers products to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company’s on-line store. The Company’s home robots business unit includes mobile robots used in the maintenance of households.
Defense and Security Robots
Through its defense and security business unit, the Company offered products to the U.S. Department of Defense through a small U.S. government-focused sales force, and to other North American and international entities through small domestic and international sales teams, as well as through North American and international distributors. The defense and security robots sold by the Company are used to increase warfighters', law enforcement, security forces and first responders' safety and productivity.
Other
The Company’s other revenue and cost of revenue result from other smaller business units that do not meet the criteria of a reportable segment, as well as certain operational costs included in cost of revenue.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The table below presents segment information about revenue, cost of revenue, gross margin and income before income taxes:

	Three Months Ended
	(In thousands)
	April 2, 2016	March 28, 2015
Revenue:
Home Robots	$127,687	$111,085
Defense & Security (1)	3,075	6,526
Other	42	350
Total revenue	130,804	117,961
Cost of revenue:
Home Robots	60,590	54,282
Defense & Security (1)	2,564	4,358
Other	5,689	5,613
Total cost of revenue	68,843	64,253
Gross margin:
Home Robots	67,097	56,803
Defense & Security (1)	511	2,168
Other	(5,647)	(5,263)
Total gross margin	61,961	53,708
Research and development	19,728	19,032
Selling and marketing	19,940	14,188
General and administrative	16,764	12,589
Other income (expense), net	200	(794)
Income before income taxes	$5,729	$7,105

(1)	The Company completed the sale of its defense and security business unit on April 4, 2016.
Geographic Information
For the three months ended April 2, 2016 and March 28, 2015, sales to non-U.S. customers accounted for 50.1% and 62.0% of total revenue, respectively.
Significant Customers
For the three months ended April 2, 2016, the Company generated 13.7% and 11.2%, respectively, of total revenue from two of its international distributors of home robots products. For the three months ended March 28, 2015, the Company generated 14.9% and 11.6%, respectively, of total revenue from two of its international distributors of home robots products.

9. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill at April 2, 2016 was $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. In the three months ended April 2, 2016, in accordance with accounting guidance, the Company performed a goodwill impairment assessment for the disposal group of assets and liabilities of the defense and security business unit that met held for sale criteria. No impairments were identified.

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
Intangible assets at April 2, 2016 and January 2, 2016 consisted of the following:

	April 2, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$12,100	$14,800	$26,900	$11,236	$15,664
Tradename	100	100	—	100	100	—
Total	$27,000	$12,200	$14,800	$27,000	$11,336	$15,664
Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2016	$2,593
2017	3,457
2018	3,457
2019	2,818
2020	900
Thereafter	1,575
Total	$14,800

10. Assets and Liabilities Held for Sale

On February 2, 2016, the Company entered into an Asset Purchase Agreement with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners, which provided for the sale of our defense and security business unit which is a separate reportable segment as discussed in Note 8. The purchase agreement provided for a purchase price of up to $45.0 million, comprising $30.0 million at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million based on the 2016 revenue of the defense and security business unit. The transaction closed on April 4, 2016. All assets and liabilities have been classified as "current" on the balance sheet dated as of April 2, 2016, since the transaction closed within twelve months of such date.

The assets and liabilities included in the sale were included in the Company’s continuing operations for the three months ended April 2, 2016 and classified as assets held for sale and liabilities held for sale on our consolidated balance sheet as of April 2, 2016. The sale of the defense and security business does not meet the criteria for discontinued operations presentation as it does not represent a strategic shift that has a major effect on the Company's operations and financial results. The following table summarizes the major classes of assets held for sale and liabilities held for sale:

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

(in thousands)
Assets held for sale:
Accounts receivable, net	$6,303
Unbilled revenue	127
Inventory	12,076
Other current assets	717
Property and equipment, net	743
$19,966

Liabilities held for sale:
Accounts payable	$1,579
Accrued expenses	300
Accrued compensation	477
Deferred revenue and customer advances	1,775
Long term liabilities	478
$4,609

11. Subsequent Events

On April 4, 2016, the Company closed the previously announced sale of the defense and security business unit to iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners. The purchase agreement provided for a purchase price of up to $45.0 million, comprising $30.0 million at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million based on the 2016 revenue of the defense and security business unit. The adjustments for working capital and indebtedness will be finalized during the Company’s second quarter of 2016.

On March 1, 2016, the Company entered into an accelerated share repurchase (ASR) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (JPMorgan), to repurchase an aggregate of $85.0 million of the Company's common stock. Pursuant to the terms of the ASR, which is documented under a Master Confirmation, the Company made an $85.0 million payment to JPMorgan in April 2016 to fund the ASR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2016, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava, Braava jet and Mirra products, PackBot tactical military robots, the Small Unmanned Ground Vehicle, FirstLook, Kobra, Ava, our home robots, defense and security robots and remote presence business units, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, product life cycle revenue, composition of our revenues, our cost of revenues, units shipped, average selling prices, funding of our defense and security robot development programs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 2, 2016, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more. For 25 years, we have developed proprietary technology incorporating advanced concepts in navigation, mobility, manipulation and artificial intelligence to build industry-leading robots. Our home robots perform time-consuming domestic chores while our defense and security robots perform tasks such as battlefield reconnaissance and bomb disposal, and multi-purpose tasks for law enforcement agencies, first responders, and certain commercial users. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, through value-added distributors and resellers, and to the U.S. military and other government agencies worldwide.
As of April 2, 2016, we had 633 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the expected growth in the market for robot-based products.
In recent months, we have taken several steps to become more focused on our well-established home robots business to capitalize on the substantial opportunities available to us within consumer markets. First, we completed the sale of our defense and security business unit on April 4, 2016, pursuant to an Asset Purchase Agreement, dated February 2, 2016, with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners. The purchase agreement provided for a purchase price of up to $45.0 million, comprising $30.0 million at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million based on the 2016 revenue of the defense and security business unit. Second, we reallocated research and development resources from a next generation remote presence platform to opportunities in our home robots business. These actions were taken to solidify our position as the leader in diversified home robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.
Although we have successfully launched consumer and defense and security products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing market competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During the three-month period ended April 2, 2016, we launched the Braava jet mopping robot. The Braava jet was available exclusively on our website during the three-month period ended April 2, 2016. It will be available in retail locations in the U.S. in the second quarter of 2016, as well as China and Japan during the third quarter of 2016.
During the three-month period ended April 2, 2016, strong growth in our domestic market for home robots products drove increases in our home robots business unit revenue of 15% as compared to the three-month period ended March 28, 2015. Domestic home robots revenue increased 56% in the three-month period ended April 2, 2016 compared to the three- month period ended March 28, 2015, resulting primarily from our marketing programs in the fourth quarter of 2015. These increases were partially offset by an 8% decrease in our international home robots revenue in the three-month period ended April 2, 2016 compared to the three-month period ended March 28, 2015, largely driven by distributor order timing. Revenue in our defense and security business unit decreased 53% during the three-month period ended April 2, 2016 compared to the three-month period ended March 28, 2015, driven by decreases in both robot and product life cycle sales.
During the three-month period ended April 2, 2016, we recorded a net benefit to revenue and income before income taxes of $1.0 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.1 million during the three-month period ended March 28, 2015. The adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
During the three-month period ended April 2, 2016, we repurchased 0.4 million shares of common stock for approximately $12.0 million. The repurchases were made pursuant to our stock repurchase programs and all shares were immediately retired.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three-month periods ended April 2, 2016 and March 28, 2015:

	Three Months Ended
	April 2, 2016	March 28, 2015
Revenue	100.0%	100.0%
Cost of revenue	52.6	54.5
Gross margin	47.4	45.5
Operating expenses
Research and development	15.1	16.1
Selling and marketing	15.2	12.0
General and administrative	12.8	10.7
Total operating expenses	43.1	38.8
Operating income	4.2	6.7
Other expense, net	0.2	(0.7)
Income before income taxes	4.4	6.0
Income tax expense	1.4	2.0
Net income	3.0%	4.0%
Comparison of Three Months Ended April 2, 2016 and March 28, 2015
Revenue

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
		(In thousands)
Total revenue	$130,804	$117,961	$12,843	10.9%
Total revenue for the three months ended April 2, 2016 increased to $130.8 million, or 10.9%, compared to $118.0 million for the three months ended March 28, 2015. Revenue increased approximately $16.6 million, or 14.9%, in our home robots business unit and decreased approximately $3.5 million, or 52.9%, in our defense and security robots business unit. We completed the sale of our defense and security business unit on April 4, 2016.
The $16.6 million increase in revenue from our home robots business unit for the three months ended April 2, 2016 was driven primarily by a 12.0% increase in units shipped, and an 8.0% increase in average selling price as compared to the three months ended March 28, 2015. In the three months ended April 2, 2016, domestic home robots revenue increased $22.5 million, or 55.5%, and international home robots revenue decreased $5.9 million, or 8.4%, as compared to the three months ended March 28, 2015. Total home robots shipped in the three months ended April 2, 2016 were 550,000 units compared to 491,000 units in the three months ended March 28, 2015. The increase in sales of our home robots resulted primarily from increased sales of our Roomba 980, which launched during the three months ended September 26, 2015.
The $3.5 million decrease in revenue from our defense and security robots business unit for the three months ended April 2, 2016 was attributable to a $3.4 million decrease in defense and security product revenue and a $0.1 million decrease in contract revenue generated under research and development contracts. Total defense and security robots shipped in the three months ended April 2, 2016 were 11 units compared to 28 units in the three months ended March 28, 2015, while average selling price increased to $96 thousand in the three months ended April 2, 2016 from $59 thousand in the three months ended March 28, 2015. The decrease in the number of units shipped and the increase in average selling price resulted from the product mix for the three months ended April 2, 2016 as compared to the three months ended March 28, 2015.

Cost of Revenue

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$68,843	$64,253	$4,590	7.1%
As a percentage of total revenue	52.6%	54.5%
Total cost of revenue increased to $68.8 million in the three months ended April 2, 2016, compared to $64.3 million in the three months ended March 28, 2015. Cost of revenue increased $6.3 million, or 11.6%, in our home robots business unit, and decreased $1.8 million, or 41.2%, in our defense and security business unit. The increase in cost of revenue for the three months ended April 2, 2016 in our home robots business unit is primarily due to the 14.9% increase in revenue, partially offset by decreased warranty costs in the three months ended April 2, 2016 compared to the three months ended March 28, 2015. The decrease in cost of revenue in our defense and security business unit resulted primarily from the 52.9% decrease in product revenue during the three months ended April 2, 2016 compared to the three months ended March 28, 2015.
Gross Margin

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$61,961	$53,708	$8,253	15.4%
As a percentage of total revenue	47.4%	45.5%
Gross margin increased $8.3 million, or 15.4%, to $62.0 million (47.4% of revenue) in the three months ended April 2, 2016 from $53.7 million (45.5% of revenue) in the three months ended March 28, 2015. Gross margin as a percentage of revenue in the home robots business unit increased 1.4 percentage points, and decreased 16.6 percentage points in our defense and security business unit. The 1.4 percentage point increase in the home robots business unit resulted from favorable product and region mix as well as decreased warranty costs in the three months ended April 2, 2016 compared to the three months ended March 28, 2015. The 16.6 percentage point decrease in the defense and security business unit is mostly attributable to the unfavorable overhead leverage associated with the 52.9% decrease in the defense and security robots business unit revenue in the three months ended April 2, 2016 compared to the three months ended March 28, 2015.
Research and Development

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total research and development	$19,728	$19,032	$696	3.7%
As a percentage of total revenue	15.1%	16.1%
Research and development expenses increased $0.7 million, or 3.7%, to $19.7 million (15.1% of revenue) in the three months ended April 2, 2016 from $19.0 million (16.1% of revenue) in the three months ended March 28, 2015. This increase is primarily attributable to increased people-related costs of $1.7 million associated with increased headcount, especially related to software engineers, partially offset by decreased material and contractor expenses of $0.5 million and $0.4 million, respectively, during the three months ended April 2, 2016 compared to the three months ended March 28, 2015.

Selling and Marketing

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$19,940	$14,188	$5,752	40.5%
As a percentage of total revenue	15.2%	12.0%
Selling and marketing expenses increased by $5.8 million, or 40.5%, to $19.9 million (15.2% of revenue) in the three months ended April 2, 2016 from $14.2 million (12.0% of revenue) in the three months ended March 28, 2015. This increase resulted from increases of $2.1 million on marketing and displays primarily related to the launch of Braava jet, $1.5 million in domestic and international marketing investments, $1.1 million in people-related costs as well as $0.7 million in software maintenance, support and services during the three months ended April 2, 2016 compared to the three months ended March 28, 2015.
General and Administrative

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$16,764	$12,589	$4,175	33.2%
As a percentage of total revenue	12.8%	10.7%
General and administrative expenses increased by $4.2 million, or 33.2%, to $16.8 million (12.8% of revenue) in the three months ended April 2, 2016 from $12.6 million (10.7% of revenue) in the three months ended March 28, 2015. This increase in the three months ended April 2, 2016 compared to the three months ended March 28, 2015 is primarily attributable to increases of $2.5 million in people-related costs and $1.3 million in legal, advisory and other consulting costs. These increases were largely driven by one-time costs totaling $2.5 million associated with the sale of the defense and security business unit and the proxy contest initiated by Red Mountain Partners, including $0.6 million of people-related costs and $1.9 million of legal, advisory and other consulting costs.
Other Income (Expense), Net

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total other income (expense), net	$200	$(794)	$994	(125.2)%
As a percentage of total revenue	0.2%	(0.7)%
Other income (expense), net, amounted to $0.2 million and $(0.8) million for the three months ended April 2, 2016 and March 28, 2015, respectively. Other income, net for the three-month period ended April 2, 2016 consisted primarily of interest income, offset by foreign currency exchange losses. Other expense, net for the three-month period ended March 28, 2015 consisted primarily of foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, partially offset by interest income. The reduction of other loss in the three months ended March 28, 2015 resulted primarily from the revaluation of receivables denominated in Canadian Dollars and Euros. Since the three months ended March 28, 2015, the net expense attributable to receivables denominated in foreign currency is relatively minor due to our implementation of forward currency contracts to mitigate exposure.

Income Tax Expense

	Three Months Ended
	April 2, 2016	March 28, 2015	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$1,797	$2,351	($554)	(23.6)%
As a percentage of pre-tax income	31.4%	33.1%
We recorded a tax provision of $1.8 million and $2.4 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The $1.8 million provision for the three months ended April 2, 2016 resulted in an effective income tax rate of 31.4%. The $2.4 million provision for the three months ended March 28, 2015 resulted in an effective income tax rate of 33.1%. The difference between the effective income tax rate of 31.4% for the three months ended April 2, 2016 and 33.1% for the three months ended March 28, 2015 was primarily due to the inclusion of the federal research and development tax credit in the three months ended April 2, 2016 that was not in effect for the three months ended March 28, 2015. Therefore, the effective income tax rate for the three months ended March 28, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015 which was signed into law on December 18, 2015.

Liquidity and Capital Resources
At April 2, 2016, our principal sources of liquidity were cash and cash equivalents totaling $216.0 million, short-term investments of $30.7 million and accounts receivable of $28.5 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended April 2, 2016 and March 28, 2015, we spent $2.4 million and $4.4 million, respectively, on capital equipment.
Our strategy for delivering home robots products to our distributors and retail customers gives us the flexibility to provide container shipments directly to retailers from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our home robots product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. For the three months ended April 2, 2016, our inventory of defense and security products consisted mostly of components, as well as carefully-managed levels of sub-assemblies. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
As of April 2, 2016, we held cash, cash equivalents and short-term investments of $246.7 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the three-month period ended April 2, 2016, was $48.6 million of which the principal components were our net income of $3.9 million, non-cash charges of $7.0 million, and a net increase in operating assets and liabilities of $37.7 million. The increase in net operating assets and liabilities includes a decrease in accounts receivable (including unbilled revenue) of $70.1 million primarily due to collections of accounts receivable and a decrease in revenue in respective periods, partially offset by a $27.4 million decrease in accounts payable and accrued expenses primarily related to the timing of payments. As of April 2, 2016, we did not have any borrowings outstanding under our working capital line of credit and had $1.5 million in letters of credit outstanding under our revolving letter of credit facility.
In the three months ended April 2, 2016, we invested $2.4 million in the purchase of property and equipment, including machinery and tooling for new products. Sales and maturities of marketable securities amounted to $2.5 million. We made strategic investments of $0.5 million in the form of preferred shares.
During the three months ended April 2, 2016, we received $0.8 million from the exercise of stock options and $0.3 million from the excess tax benefit related to our stock-based compensation plans. In addition, we repurchased 373,718 shares of our common stock for an aggregate purchase price of $12.0 million. Shares issued upon vesting of restricted stock were net of 37,581 shares retained by us to cover employee tax withholdings of $1.2 million.

Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of April 2, 2016, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of April 2, 2016, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of April 2, 2016, we were in compliance with all covenants under the revolving credit facility.
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
As of April 2, 2016, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of April 2, 2016, we were in compliance with all covenants under the revolving letter of credit facility.

Working Capital and Capital Expenditure Needs
On March 1, 2016, we entered into an accelerated share repurchase (ASR) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (JPMorgan), to repurchase an aggregate of $85.0 million of the Company's common stock. Pursuant to the terms of the ASR, which is documented under a Master Confirmation, we made an $85.0 million payment to JPMorgan in April 2016 to fund the repurchase of a portion of our outstanding shares of common stock. We partially funded the ASR with proceeds from the divestiture of our defense and security business unit, which closed on April 4, 2016. We currently have no other material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments generally consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for materials. Other obligations primarily consist of software licensing arrangements.
Off-Balance Sheet Arrangements
As of April 2, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At April 2, 2016, we had unrestricted cash and cash equivalents of $216.0 million and short term investments of $30.7 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of April 2, 2016, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At April 2, 2016, we had letters of credit outstanding of $1.5 million under our revolving letter of credit facility.

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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended April 2, 2016:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning January 3, 2016 and ended January 30, 2016	123,718	$32.12	123,718	$36,000,000
Fiscal month beginning January 31, 2016 and ended February 27, 2016	130,000	31.36	130,000	31,900,000
Fiscal month beginning February 28, 2016 and ended April 2, 2016	120,000	33.03	120,000	27,900,000
Total	373,718	$32.15	373,718	$27,900,000
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)
On December 28, 2015, we announced the adoption of our stock repurchase program which replaced the previously announced program. Under the new program, we may purchase up to 1 million shares or $40 million, whichever occurs first, of our common stock from January 4, 2016 to December 31, 2016.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, and Glen Weinstein, EVP, Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2016 and incorporated by reference herein)

10.1*	Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 6, 2016	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2016 and incorporated by reference herein)

10.1*	Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith