Form 10-Q
period 2016-10-01
IROBOT CORP
filed 2016-11-07
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2016 was 27,132,604.

iROBOT CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED OCTOBER 1, 2016

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 1, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$164,552	$179,915
Short term investments	38,179	33,124
Accounts receivable, net of allowance of $29 at October 1, 2016 and $33 at January 2, 2016	67,612	104,679
Unbilled revenue	139	452
Inventory	61,069	61,678
Other current assets	10,357	9,501
Total current assets	341,908	389,349
Property and equipment, net	26,745	26,850
Deferred tax assets	26,018	31,721
Goodwill	41,041	48,751
Intangible assets, net	13,071	15,664
Other assets	9,843	9,408
Total assets	$458,626	$521,743
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,662	$61,655
Accrued expenses	13,662	15,954
Accrued compensation	17,257	15,752
Deferred revenue and customer advances	1,297	3,265
Total current liabilities	89,878	96,626
Long term liabilities	4,231	7,706
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,970,474 and 29,091,806 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively	270	291
Additional paid-in capital	150,998	232,345
Retained earnings	213,269	185,011
Accumulated other comprehensive loss	(20)	(236)
Total stockholders’ equity	364,517	417,411
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$458,626	$521,743
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue	$168,610	$143,609	$448,110	$410,358
Cost of revenue (1)	87,550	73,751	235,437	216,759
Gross margin	81,060	69,858	212,673	193,599
Operating expenses:
Research and development (1)	19,672	18,122	57,944	55,886
Selling and marketing (1)	17,925	19,379	66,972	60,896
General and administrative (1)	16,012	13,701	48,919	39,195
Total operating expenses	53,609	51,202	173,835	155,977
Operating income	27,451	18,656	38,838	37,622
Other income (expense), net	523	(93)	2,142	(948)
Income before income taxes	27,974	18,563	40,980	36,674
Income tax expense	8,462	5,770	12,722	11,875
Net income	$19,512	$12,793	$28,258	$24,799
Net income per share
Basic	$0.72	$0.43	$1.01	$0.84
Diluted	$0.70	$0.42	$0.99	$0.82
Number of weighted average common shares used in calculations per share
Basic	27,237	29,654	27,878	29,697
Diluted	27,778	30,117	28,423	30,253
 __________________________

(1)	Total stock-based compensation recorded in the three and nine months ended October 1, 2016 and September 26, 2015 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Cost of revenue	$184	$270	$555	662
Research and development	1,028	963	2,598	2,737
Selling and marketing	444	474	1,316	1,089
General and administrative	2,247	2,193	7,312	5,974
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$19,512	$12,793	$28,258	$24,799
Other comprehensive income, net of tax:
Unrealized gains/(losses) on investments, net of tax	(66)	67	216	25
Total comprehensive income	$19,446	$12,860	$28,474	$24,824
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$28,258	$24,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,171	10,569
Loss on disposal of assets	205	201
Gain on sale of business unit	(433)	—
Gain on sale of cost method investment	(634)	—
Stock-based compensation	11,781	10,462
Deferred income taxes, net	6,314	2,289
Tax benefit of excess stock-based compensation deductions	(1,115)	(795)
Non-cash director deferred compensation	66	112
Changes in operating assets and liabilities — (use) source
Accounts receivable	30,781	(5,258)
Unbilled revenue	198	2,034
Inventory	(11,472)	(10,965)
Other assets	(1,579)	1,296
Accounts payable	(2,261)	(1,285)
Accrued expenses	(2,046)	(6,127)
Accrued compensation	1,990	(5,082)
Deferred revenue and customer advances	(193)	(1,570)
Long term liabilities	(2,997)	(703)
Net cash provided by operating activities	67,034	19,977
Cash flows from investing activities:
Additions of property and equipment	(8,352)	(7,557)
Change in other assets	(435)	(1,015)
Proceeds from sale of business unit	23,520	—
Purchases of investments	(16,556)	(17,755)
Sales of investments	11,502	18,000
Proceeds from sale of cost method investments	634	—
Net cash provided by (used in) investing activities	10,313	(8,327)
Cash flows from financing activities:
Proceeds from stock option exercises	4,496	3,385
Income tax withholding payment associated with restricted stock vesting	(1,300)	(1,295)
Stock repurchases	(97,021)	(24,062)
Tax benefit of excess stock-based compensation deductions	1,115	795
Net cash used in financing activities	(92,710)	(21,177)
Net decrease in cash and cash equivalents	(15,363)	(9,527)
Cash and cash equivalents, at beginning of period	179,915	185,957
Cash and cash equivalents, at end of period	$164,552	$176,430
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,818	$8,791
Non-cash investing and financing activities:
Stock repurchases included in accrued expenses	$—	$1,156
Transfer of inventory to property and equipment	$5	$157
Additions of property and equipment included in accounts payable	$694	$754
Asset retirement obligation	$115	$—
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
The accompanying unaudited financial data as of October 1, 2016, and for the three and nine months ended October 1, 2016 and September 26, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 19, 2016.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of October 1, 2016 and results of operations, comprehensive income and cash flows for the periods ended October 1, 2016 and September 26, 2015 have been made. The results of operations, comprehensive income and cash flows for any interim period are not necessarily indicative of the operating results, comprehensive income and cash flows for the full fiscal year or any future periods.
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
Sales to domestic and Canadian resellers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores, one domestic distributor and one international distributor. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. Except for the one international distributor noted above, the Company's international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Prior to the Company's divestiture of the defense and security business unit on April 4, 2016 (see Note 11), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of October 1, 2016, fiscal year 2015 is open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	(In thousands, except per share amounts)
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$19,512	$12,793	$28,258	$24,799
Weighted-average shares outstanding	27,237	29,654	27,878	29,697
Dilutive effect of employee stock options and restricted shares	541	463	545	556
Diluted weighted-average shares outstanding	27,778	30,117	28,423	30,253
Basic income per share	$0.72	$0.43	$1.01	$0.84
Diluted income per share	$0.70	$0.42	$0.99	$0.82

Restricted stock units and stock options representing approximately 0.5 million and 0.7 million shares of common stock for the three-month periods ended October 1, 2016 and September 26, 2015, respectively, and approximately 0.6 million and 0.5 million shares of common stock for the nine-month periods ended October 1, 2016 and September 26, 2015, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service is closed for fiscal years prior to 2013. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2011. Federal carryforward attributes that were generated prior to fiscal year 2013 and state carryforward attributes that were generated prior to fiscal year 2011 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.

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

The Company recorded a tax provision of $8.5 million and $5.8 million for the three months ended October 1, 2016 and September 26, 2015, respectively. The $8.5 million provision for the three months ended October 1, 2016 resulted in an effective income tax rate of 30.2%. The $5.8 million provision for the three months ended September 26, 2015 resulted in an effective income tax rate of 31.1%. The difference between the effective income tax rate of 30.2% for the three months ended October 1, 2016 and 31.1% for the three months ended September 26, 2015 was primarily due to the inclusion of the federal research and development tax credit in the three months ended October 1, 2016 that was not in effect for the three months ended September 26, 2015. The effective income tax rate for the three months ended September 26, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015.

The Company recorded a tax provision of $12.7 million and $11.9 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The $12.7 million provision for the nine months ended October 1, 2016 resulted in an effective income tax rate of 31.0%. The $11.9 million provision for the nine months ended September 26, 2015 resulted in an effective income tax rate of 32.4%. The difference between the effective income tax rate of 31.0% for the nine months ended

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

October 1, 2016 and 32.4% for the nine months ended September 26, 2015 was primarily due to the inclusion of the federal research and development tax credit in the nine months ended October 1, 2016 that was not in effect for the nine months ended September 26, 2015, partially offset by a discrete income tax expense associated with the sale of the defense and security business. The effective income tax rate for the nine months ended September 26, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015.

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
Financial Assets and Liabilities
The Company’s financial assets measured at fair value on a recurring basis at October 1, 2016, were as follows:

	Fair Value Measurements as of October 1, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$108,751	$—	$—
Short term investments
Corporate and government bonds (1)	—	38,179	—
Other current assets
Derivative instruments (Note 6) (2)	—	16	—
Total assets measured at fair value	$108,751	$38,195	$—
The Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016, were as follows:

	Fair Value Measurements as of January 2, 2016
	Level 1	Level 2	Level 3
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
Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments."  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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

3. Inventory
Inventory consists of the following:

	October 1, 2016	January 2, 2016
	(In thousands)
Raw materials	$4,021	$9,082
Finished goods	57,048	52,596
	$61,069	$61,678

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

4. Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). The Company also has restricted stock units outstanding under the 2005 Plan and the 2015 Plan. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of October 1, 2016, there were 1,562,005 shares available for future grant under the 2015 Plan.
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
On September 9, 2016, the Company issued stock-based grants to certain employees, including executive officers. These grants included stock options totaling 45,075 shares of the Company's common stock and 156,860 time-based restricted stock units. Each of the above stock options have a per share exercise price of $39.09, the closing price of the Company's common stock on the NASDAQ Global Market on September 9, 2016.

5. Accrued Expenses
Accrued expenses consist of the following:

	October 1, 2016	January 2, 2016
	(In thousands)
Accrued warranty	$7,847	$6,907
Accrued rent	492	547
Accrued direct fulfillment costs	759	2,030
Accrued customer deposits	980	788
Accrued sales tax	187	625
Accrued accounting fees	459	395
Accrued sales commissions	183	465
Accrued other	2,755	4,197
	$13,662	$15,954

Accrued compensation consists of the following:

	October 1, 2016	January 2, 2016
	(In thousands)
Accrued bonus	$9,597	$8,640
Accrued other compensation	7,660	7,112
	$17,257	$15,752

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	October 1, 2016	January 2, 2016	October 1, 2016	January 2, 2016
		(In thousands)
Foreign currency forward contracts	Other current assets	$3,533	$—	$16	$—
Foreign currency forward contracts	Accrued expenses	$—	$6,773	$—	$28
Gains (losses) associated with derivative instruments are as follows:

		Three Months Ended		Nine Months Ended
	Classification	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
		(In thousands)
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Other income (expense), net	$(18)	$191	$(392)	$(1)

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended October 1, 2016 and September 26, 2015 were $1.6 million and $1.2 million, respectively, and for the nine months ended October 1, 2016 and September 26, 2015 were $4.4 million and $3.6 million, respectively. Future minimum rental payments under operating leases were as follows as of October 1, 2016:

Operating Leases
(In thousands)
Remainder of 2016	$990
2017	4,595
2018	4,458
2019	4,216
2020	2,126
Thereafter	3,228
Total minimum lease payments	$19,613

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Outstanding Purchase Orders
At October 1, 2016, the Company had outstanding purchase orders aggregating approximately $125.5 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2016 and January 2, 2016, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(In thousands)
Balance at beginning of period	$6,622	$7,081	$6,907	$7,769
Provision	2,823	1,031	5,619	3,182
Warranty usage (1)	(1,598)	(1,236)	(4,679)	(4,075)
Balance at end of period	$7,847	$6,876	$7,847	$6,876

(1)
Warranty usage includes costs incurred for warranty obligations and, for the nine-month period ended October 1, 2016, the release of warranty liabilities associated with the divestiture of the defense and security business unit.

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
Notes to Consolidated Financial Statements - (Continued)

Geographic Information
For the three months ended October 1, 2016 and September 26, 2015, sales to non-U.S. customers accounted for 60.9% and 55.9% of total revenue, respectively, and sales to non-U.S. customers for the nine months ended October 1, 2016 and September 26, 2015 accounted for 62.4% and 60.3% of total revenue, respectively.
Significant Customers
For the three months ended October 1, 2016, the Company generated 13.3% and 12.0% of total revenue from two of its international distributors of consumer products. For the three months ended September 26, 2015, the Company generated 16.5% and 11.4% of total revenue from two of its international distributors of consumer products and 10.2% from one of its domestic retailers of consumer products.
For the nine months ended October 1, 2016, the Company generated 13.5% and 13.1% of total revenue from two of its international distributors of consumer products. For the nine months ended September 26, 2015, the Company generated 14.9% and 12.9% of total revenue from two of its international distributors of consumer products.

9. Goodwill and Other Intangible Assets
Goodwill

The carrying amount of the Company's goodwill at April 2, 2016 was $48.8 million, of which $41.1 million resulted from the acquisition of Evolution Robotics, Inc. in October 2012 and was assigned to the home robots (now consumer robots) reporting unit. $7.7 million resulted from the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. On April 4, 2016, the Company completed the sale of its defense and security business unit and therefore the goodwill balance assigned to the defense and security business unit was written off during the three months ended July 2, 2016. As a result, the Company’s goodwill balance as of October 1, 2016 was $41.1 million.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name. The estimated useful lives for all of these intangible assets are three to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at October 1, 2016 and January 2, 2016 consisted of the following:

	October 1, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$13,829	$13,071	$26,900	$11,236	$15,664
Trade name	100	100	—	100	100	—
Total	$27,000	$13,929	$13,071	$27,000	$11,336	$15,664

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended October 1, 2016 and September 26, 2015, respectively. Amortization expense related to acquired intangible assets was $2.6 million and $2.6 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2016	$864
2017	3,457
2018	3,457
2019	2,818
2020	900
Thereafter	1,575
Total	$13,071

10. Restructuring Charges

During the three months ended July 2, 2016, the Company decided to fully exit its remote presence business. As a result, the Company incurred restructuring charges of approximately $1.7 million related to the write-off of certain inventory, workforce reductions and the write-off of certain fixed assets. No restructuring charges were incurred in 2015.

The activity for the restructuring programs is presented below:

	Three Months Ended	Nine Months Ended
	October 1, 2016	October 1, 2016
	(in thousands)
Balance at beginning of period	$477	$—
Charges	155	1,857
Utilization	(361)	(1,586)
Balance at end of period	$271	$271

11. Divestiture

On April 4, 2016, the Company closed the previously announced sale of the defense and security business unit to iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners. The purchase agreement provided for a purchase price of up to $45.0 million, comprising $30.0 million at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million based on the 2016 revenue of the defense and security business. Based on the final adjustments for working capital and indebtedness, the purchase price was $24.5 million. The Company recognized a gain of $0.4 million on the sale of assets, which is recorded as a component of other income (expense), net, in the nine months ended October 1, 2016. The Company has elected not to recognize the fair value of the earn-out currently, and instead will recognize the earn-out payment if and when it is received. The sale of the defense and security business did not meet the criteria for discontinued operations presentation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2016, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba, Scooba, Looj, Braava, Braava jet and Mirra products, our consumer robots business unit, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of the sale of our defense and security business unit, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended January 2, 2016, as well as elsewhere in our Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of October 1, 2016, we had 572 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the expected growth in the market for robot-based products.
We have taken several steps to become more focused on our well-established consumer business to capitalize on the substantial opportunities available to us within the home robotics market. First, we completed the sale of our defense and security business unit on April 4, 2016, pursuant to an Asset Purchase Agreement, dated February 2, 2016, with iRobot Defense Holdings, Inc., a recently-formed portfolio company of Arlington Capital Partners. The purchase agreement provided for a purchase price of up to $45.0 million, comprising $30.0 million at the closing of the transaction, subject to adjustments for working capital and indebtedness as set forth in the purchase agreement, and up to an additional $15.0 million based on the 2016 revenue of the defense and security business. Based on the final adjustments for working capital and indebtedness, the purchase price was $24.5 million. Second, we reallocated all of the research and development resources from our remote presence business to opportunities in our consumer business during the first quarter of 2016, and decided to fully exit the remote presence business during the second quarter of 2016. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.

During the nine-month period ended October 1, 2016, we launched the Braava jet mopping robot. The Braava jet was available exclusively on our website during the three-month period ended April 2, 2016. It became available in retail locations in the U.S. during the second quarter of 2016 and in China, Japan and EMEA in the third quarter of 2016.
During the three- and nine-month periods ended October 1, 2016, strong growth in both the domestic and international markets for consumer products drove increases in our consumer business revenue of 23% and 15% as compared to the three- and nine-month periods ended September 26, 2015. Domestic consumer revenue increased 13% and 30% in the three- and nine-month periods ended October 1, 2016 compared to the three- and nine-month periods ended September 26, 2015, resulting primarily from successful marketing programs. International consumer revenue increased 30% and 6% in the three- and nine-month periods ended October 1, 2016 compared to the three- and nine-month periods ended September 26, 2015, largely driven by the go-to-market transition in China to provide us with more direct control over our e-commerce channel. As a result of completing the sale of our defense and security business unit on April 4, 2016, there is no defense and security business unit revenue included in our financial results for the three months ended October 1, 2016. During the nine-month period ended October 1, 2016, defense and security business revenue decreased $21.4 million as compared to the nine-month period ended September 26, 2015.
During the three-month period ended October 1, 2016, we recorded a net benefit to revenue and income before income taxes of $0.1 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.3 million during the three-month period ended September 26, 2015. During the nine-month period ended October 1, 2016, we recorded a net benefit to revenue and income before income taxes of $2.3 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $5.0 million during the nine-month period ended September 26, 2015. The adjustment recorded in the three-month period ended October 1, 2016 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. The adjustment recorded in the nine-month period ended October 1, 2016 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, as well as the conversion of a customer to a contractual fixed rate of return. The adjustments recorded in the three- and nine-month periods ended September 26, 2015 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
During the three-month period ended July 2, 2016, we funded an Accelerated Stock Repurchase program of $85.0 million. This, combined with our repurchase of approximately $12.0 million of shares during the three months ended April 2, 2016, returned capital of approximately $97 million to shareholders during the nine months ended October 1, 2016.
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine-month periods ended October 1, 2016 and September 26, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.9	51.4	52.5	52.8
Gross margin	48.1	48.6	47.5	47.2
Operating expenses
Research and development	11.7	12.6	13.0	13.6
Selling and marketing	10.6	13.5	14.9	14.8
General and administrative	9.5	9.5	10.9	9.6
Total operating expenses	31.8	35.6	38.8	38.0
Operating income	16.3	13.0	8.7	9.2
Other expense, net	0.3	(0.1)	0.4	(0.2)
Income before income taxes	16.6	12.9	9.1	9.0
Income tax expense	5.0	4.0	2.8	3.0
Net income	11.6%	8.9%	6.3%	6.0%
Comparison of Three and Nine Months Ended October 1, 2016 and September 26, 2015
Revenue

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$168,610	$143,609	$25,001	17.4%	$448,110	$410,358	$37,752	9.2%
Total revenue for the three months ended October 1, 2016 increased to $168.6 million, or 17.4%, compared to $143.6 million for the three months ended September 26, 2015. Revenue increased approximately $31.5 million, or 23.0%, in our consumer business. For the three months ended October 1, 2016, defense and security business revenue decreased approximately $6.2 million as compared to the three months ended September 26, 2015 as a result of the sale of our defense and security business unit on April 4, 2016.
The $31.5 million increase in revenue from our consumer business for the three months ended October 1, 2016 was driven primarily by a 33.8% increase in units shipped, partially offset by a 9.1% decrease in average selling price as compared to the three months ended September 26, 2015, due to product mix. In the three months ended October 1, 2016, domestic consumer revenue increased $7.7 million, or 13.3%, and international consumer revenue increased $23.8 million, or 30.2%, as compared to the three months ended September 26, 2015. Total consumer robots shipped in the three months ended October 1, 2016 were 779,000 units compared to 582,000 units in the three months ended September 26, 2015. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 series robots. Our first Roomba 900 series robot, Roomba 980, launched late in the three-month period ended September 26, 2015. Roomba 960 was introduced in the three- month period ended October 1, 2016.
Total revenue for the nine months ended October 1, 2016 increased to $448.1 million, or 9.2%, compared to $410.4 million for the nine months ended September 26, 2015. Revenue increased approximately $59.3 million, or 15.4%, in our consumer business. For the nine months ended October 1, 2016, defense and security business revenue decreased approximately $21.4 million as compared to the nine months ended September 26, 2015 as a result of the sale of our defense and security business unit on April 4, 2016.
The $59.3 million increase in revenue from our consumer business unit for the nine months ended October 1, 2016 was driven primarily by a 20.2% increase in units shipped, partially offset by a decrease in average selling price of 2.4% as compared to the nine months ended September 26, 2015. In the nine months ended October 1, 2016, domestic consumer revenue increased $44.5 million, or 29.6%, and international consumer revenue increased $14.8 million, or 6.3%, as compared to the nine months ended September 26, 2015. Total consumer robots shipped in the nine months ended October 1, 2016 were 2,002,000 units compared to 1,665,000 units in the nine months ended September 26, 2015. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 series robots. Our first Roomba 900 series robot, Roomba 980, launched late in the three-month period ended September 26, 2015. Roomba 960 was introduced in the three- month period ended October 1, 2016.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$87,550	$73,751	$13,799	18.7%	$235,437	$216,759	$18,678	8.6%
As a percentage of total revenue	51.9%	51.4%			52.5%	52.8%
Total cost of revenue increased to $87.6 million in the three months ended October 1, 2016, compared to $73.8 million in the three months ended September 26, 2015. Cost of revenue increased $17.2 million, or 26.7%, in our consumer business. The increase in cost of revenue for the three months ended October 1, 2016 in our consumer business is primarily due to the 23.0% increase in revenue as well as increased warranty costs and elective rework costs associated with certain units, compared to the three months ended September 26, 2015. For the three months ended October 1, 2016, defense and security business cost of revenue decreased approximately $3.5 million as compared to the three months ended September 26, 2015 as a result of the sale of our defense and security business unit on April 4, 2016.
Total cost of revenue increased to $235.4 million in the nine months ended October 1, 2016, compared to $216.8 million in the nine months ended September 26, 2015. Cost of revenue increased $29.1 million, or 15.7%, in our consumer business. The increase in cost of revenue for the nine months ended October 1, 2016 in our consumer business is primarily due to the 15.4% increase in revenue as well as increased warranty costs in the nine months ended October 1, 2016 compared to the nine months ended September 26, 2015. For the nine months ended October 1, 2016, defense and security business cost of revenue decreased approximately $12.1 million as compared to the nine months ended September 26, 2015 as a result of the sale of our defense and security business unit on April 4, 2016. In addition, during the nine months ended October 1, 2016, we recorded one-time costs, primarily related to inventory, of approximately $1.3 million associated with the shutdown of the remote presence business.
Gross Margin

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$81,060	$69,858	$11,202	16.0%	$212,673	$193,599	$19,074	9.9%
As a percentage of total revenue	48.1%	48.6%			47.5%	47.2%
Gross margin increased $11.2 million, or 16.0%, to $81.1 million (48.1% of revenue) in the three months ended October 1, 2016 from $69.9 million (48.6% of revenue) in the three months ended September 26, 2015. Gross margin as a percentage of revenue in the consumer business decreased 1.4 percentage points in the three months ended October 1, 2016 compared to the three months ended September 26, 2015, primarily related to increased warranty costs including a specific feature issue on certain products.
Gross margin increased $19.1 million, or 9.9%, to $212.7 million (47.5% of revenue) in the nine months ended October 1, 2016 from $193.6 million (47.2% of revenue) in the nine months ended September 26, 2015. Gross margin as a percentage of revenue in the consumer business decreased 0.1 percentage point in the nine months ended October 1, 2016 compared to the nine months ended September 26, 2015.

Research and Development

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$19,672	$18,122	$1,550	8.6%	$57,944	$55,886	$2,058	3.7%
As a percentage of total revenue	11.7%	12.6%			13.0%	13.6%
Research and development expenses increased $1.6 million, or 8.6%, to $19.7 million (11.7% of revenue) in the three months ended October 1, 2016 from $18.1 million (12.6% of revenue) in the three months ended September 26, 2015. During the three months ended October 1, 2016, people-related costs increased approximately $3.9 million associated with increased headcount for the consumer business, especially related to software engineers, as compared to the three months ended September 26, 2015. This increase was partially offset by decreases in defense and security headcount and program spend of approximately $2.0 million and a decrease in remote presence program spend of $0.7 million that was not included in the three months ended October 1, 2016 as compared to the three months ended September 26, 2015.
Research and development expenses increased $2.1 million, or 3.7%, to $57.9 million (13.0% of revenue) in the nine months ended October 1, 2016 from $55.9 million (13.6% of revenue) in the nine months ended September 26, 2015. This increase was primarily attributable to increases in people-related costs of approximately $5.2 million associated with increased headcount for the consumer business, especially related to software engineers, and $0.8 million in program spend compared to the nine months ended September 26, 2015. These increases were partially offset by a decrease of approximately $3.9 million related to defense and security headcount and program spend as compared to the nine months ended September 26, 2015 following completion of the sale of our defense and security business unit on April 4, 2016.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$17,925	$19,379	$(1,454)	(7.5)%	$66,972	$60,896	$6,076	10.0%
As a percentage of total revenue	10.6%	13.5%			14.9%	14.8%
Selling and marketing expenses decreased by $1.5 million, or 7.5%, to $17.9 million (10.6% of revenue) in the three months ended October 1, 2016 from $19.4 million (13.5% of revenue) in the three months ended September 26, 2015. This decrease resulted primarily from decreases related to defense and security and remote presence direct marketing spend of $1.3 million and $0.2 million, respectively, compared to the three months ended September 26, 2015.
Selling and marketing expenses increased by $6.1 million, or 10.0%, to $67.0 million (14.9% of revenue) in the nine months ended October 1, 2016 from $60.9 million (14.8% of revenue) in the nine months ended September 26, 2015. This increase resulted primarily from increases of $4.2 million in domestic and international marketing investments, $2.9 million in people-related costs and $2.3 million of costs related to the go-to market transition in China compared to the nine months ended September 26, 2015. These increases were partially offset by a decrease of $2.8 million related to defense and security direct marketing spend compared to the nine months ended September 26, 2015.
General and Administrative

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$16,012	$13,701	$2,311	16.9%	$48,919	$39,195	$9,724	24.8%
As a percentage of total revenue	9.5%	9.5%			10.9%	9.6%

General and administrative expenses increased by $2.3 million, or 16.9%, to $16.0 million (9.5% of revenue) in the three months ended October 1, 2016 from $13.7 million (9.5% of revenue) in the three months ended September 26, 2015. This increase in the three months ended October 1, 2016 compared to the three months ended September 26, 2015 is primarily attributable to increases of $2.3 million in people-related costs and $0.6 million in consulting costs. These increases were partially offset by a decrease of approximately $0.7 million related to the defense and security business as compared to the three months ended September 26, 2015.
General and administrative expenses increased by $9.7 million, or 24.8%, to $48.9 million (10.9% of revenue) in the nine months ended October 1, 2016 from $39.2 million (9.6% of revenue) in the nine months ended September 26, 2015. This increase in the nine months ended October 1, 2016 compared to the nine months ended September 26, 2015 is primarily attributable to increases of $6.3 million in people-related costs, $2.7 million in legal, advisory and other consulting costs associated with the proxy contest initiated by Red Mountain Partners and $0.8 million in other legal and consulting costs.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income (expense), net	$523	$(93)	$616	(662.4)%	$2,142	$(948)	$3,090	(325.9)%
As a percentage of total revenue	0.3%	(0.1)%			0.4%	(0.2)%
Other income (expense), net, amounted to $0.5 million and $(0.1) million for the three months ended October 1, 2016 and September 26, 2015, respectively. Other income (expense), net, amounted to $2.1 million and $(0.9) million for the nine months ended October 1, 2016 and September 26, 2015, respectively. Other income, net for the three months ended October 1, 2016 consisted of defense and security transition services income of $0.4 million as well as interest income, partially offset by foreign currency losses. Other income, net for the nine months ended October 1, 2016 consisted of defense and security transition services income of $0.8 million, a gain on sale of a cost method investment of approximately $0.6 million, a gain on the sale of the defense and security business unit of $0.4 million, as well as interest income, partially offset by impairment on a cost method investment of approximately $0.1 million and foreign currency exchange losses. Other expense, net for the three and nine-month periods ended September 26, 2015 consisted primarily of foreign currency exchange losses resulting from foreign currency exchange rate fluctuations, partially offset by interest income.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Dollar Change	Percent Change	October 1, 2016	September 26, 2015	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$8,462	$5,770	$2,692	46.7%	$12,722	$11,875	$847	7.1%
As a percentage of pre-tax income	30.2%	31.1%			31.0%	32.4%
We recorded a tax provision of $8.5 million and $5.8 million for the three months ended October 1, 2016 and September 26, 2015, respectively. The $8.5 million provision for the three months ended October 1, 2016 resulted in an effective income tax rate of 30.2%. The $5.8 million provision for the three months ended September 26, 2015 resulted in an effective income tax rate of 31.1%. The difference between the effective income tax rate of 30.2% for the three months ended October 1, 2016 and 31.1% for the three months ended September 26, 2015 was primarily due to the inclusion of the federal research and development tax credit in the three months ended October 1, 2016 that was not in effect for the three months ended September 26, 2015. The effective income tax rate for the three months ended September 26, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015.
We recorded a tax provision of $12.7 million and $11.9 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The $12.7 million provision for the nine months ended October 1, 2016 resulted in an effective income tax rate of 31.0%. The $11.9 million provision for the nine months ended September 26, 2015 resulted in an effective income tax rate of 32.4%. The difference between the effective income tax rate of 31.0% for the nine months ended October 1, 2016 and 32.4% for the nine months ended September 26, 2015 was primarily due to the inclusion of the federal research and development tax credit in the nine months ended October 1, 2016 that was not in effect for the nine months ended September 26, 2015, partially offset by a discrete income tax expense associated with the sale of the defense and security business. The effective income tax rate for the nine months ended September 26, 2015 does not include any benefit for the federal research and development tax credit. The federal research and development tax credit was permanently extended as part of the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015.
Liquidity and Capital Resources
At October 1, 2016, our principal sources of liquidity were cash and cash equivalents totaling $164.6 million, short-term investments of $38.2 million and accounts receivable of $67.6 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended October 1, 2016 and September 26, 2015, we spent $8.4 million and $7.6 million, respectively, on capital equipment.
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
As of October 1, 2016, we held cash, cash equivalents and short-term investments of $202.7 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the nine-month period ended October 1, 2016, was $67.0 million of which the principal components were our net income of $28.3 million, non-cash charges of $26.4 million, and a net increase in operating assets and liabilities of $12.4 million. The increase in net operating assets and liabilities includes a decrease in accounts receivable (including unbilled revenue) of $31.0 million primarily due to collections of accounts receivable and timing of the billing in respective periods, partially offset by an $11.5 million cash outflow primarily related to increases in consumer inventory and a $4.3 million decrease in accounts payable and accrued expenses primarily related to the timing of payments. As of October 1, 2016, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
In the nine months ended October 1, 2016, we received $23.5 million for the divestiture of our defense and security business unit, net of a $1.0 million payment to our financial adviser. We invested $8.4 million in the purchase of property and equipment, including machinery and tooling for new products. We purchased $16.6 million of marketable securities, while sales and maturities of marketable securities amounted to $11.5 million. We made strategic investments of $0.5 million in the form of preferred shares and received an earn-out payment of $0.6 million from a strategic investment.
During the nine months ended October 1, 2016, we received $4.5 million from the exercise of stock options and $1.1 million from the excess tax benefit related to our stock-based compensation plans. In addition, we repurchased 2,633,580 shares of our common stock through share repurchases of $12.0 million and our accelerated share repurchase program of $85.0 million which was completed in our third quarter. Shares issued upon vesting of restricted stock were net of 39,676 shares retained by us to cover employee tax withholdings of $1.3 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of October 1, 2016, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of October 1, 2016, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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
As of October 1, 2016, we were in compliance with all covenants under the revolving credit facility.
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
As of October 1, 2016, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of October 1, 2016, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of October 1, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At October 1, 2016, we had unrestricted cash and cash equivalents of $164.6 million and short term investments of $38.2 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of October 1, 2016, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At October 1, 2016, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016, and in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 2, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended October 1, 2016:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning July 3, 2016 and ended July 30, 2016	—	$—	—	$—
Fiscal month beginning July 31, 2016 and ended August 27, 2016	—	—	—	—
Fiscal month beginning August 28, 2016 and ended October 1, 2016	359,000	37.49	359,000	—
Total	359,000	$37.49	359,000	$—
 __________________________

(1)
Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program. This represents shares purchased to date through October 1, 2016 and not the final number of shares to be repurchased.

(2)
On March 1, 2016, we entered into an accelerated share repurchase (“ASR”) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), to repurchase an aggregate of $85.0 million of our common stock. Pursuant to the ASR agreement, we paid JPMorgan $85.0 million in April 2016 and received an initial delivery of 1,900,862 shares of our common stock. In September 2016, the ASR reached its scheduled termination and we received an additional 359,000 shares with a final delivery of 7,542 in early October 2016. The calculation of the average price per share for the period July 3, 2016 to October 1, 2016 in the table above is based solely on the result of dividing the $85.0 million we paid towards the ASR in the second quarter of 2016 by the total shares received under the plan of 2,267,404.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chairman & CEO, Russ Campanello, EVP, Human Resources and Corporate Communication, and Glen Weinstein, EVP, Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 7, 2016	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith