Form 10-K
period 2016-12-31
IROBOT CORP
filed 2017-02-17
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $918.3 million based on the last reported sale of the Common Stock on the NASDAQ Global Select Market on July 1, 2016, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 14, 2017, there were 27,246,211 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2016

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development and manufacturing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.
iRobot and its stylized logo, Roomba, Ava,  Scooba, ViPR, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, AeroForce, Mirra, vSLAM and Virtual Wall are trademarks of iRobot Corporation.
Overview
iRobot Corporation ("iRobot" or the "Company" or "we") designs and builds robots that empower people to do more. The Company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in mapping, navigation, mobility and artificial intelligence. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. During 2016, we continued our transformation to a global consumer robotics company with the divestiture of our defense and security business and the decision to exit the remote presence business. Our consumer robots and accessories represented 99% of our revenue in 2016. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
Since our founding, we have developed expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Over the past fifteen years, we have sold more than 18 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well established consumer robots business to capitalize on the substantial opportunities available to us within consumer markets. First, we completed the sale of our defense and security business unit on April 4, 2016.  The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. Second, we reallocated all of the research and development resources from our remote presence business to opportunities in our consumer business during the first quarter of 2016, and decided to fully exit the remote presence business during the second quarter of 2016. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock. Third, on November 21, 2016, we announced the signing of a definitive agreement to acquire the iRobot-related distribution business of privately-held Sales On Demand Corporation, or SODC, based in Tokyo, Japan. SODC has been iRobot's exclusive distribution partner in Japan since 2004 and is well respected by top channel partners. The purchase agreement provides that iRobot will acquire the business for a cash amount equal to the book value of the acquired assets at close, primarily inventory, currently estimated to be between $18.0 million and $20.0 million, subject to exchange rates in effect on the date of acquisition. The acquisition is expected to close in April 2017.
We also achieved a number of significant milestones in 2016 that we believe will assist us in continuing to generate profitable growth and enhance value for our shareholders. In particular, we successfully launched Roomba 960, our second 900 series Roomba, that extends mapping, visual navigation and cloud connectivity to a wider range of customers. We also launched the Braava jet mopping robot, with precision jet spray and vibrating cleaning head, focused on expanding our wet floor care business. Both the Roomba 900 series and Braava jet are significantly more complex products, delivering enhanced performance enabled by software. The iRobot HOME App, compatible with both the Roomba 900 series and Braava jet, helps users get the most out of their experience by allowing them to choose the appropriate cleaning options for their unique home. We also announced a relationship with Amazon Web Services, or AWS, that we believe will enable iRobot to address significant opportunities within our consumer business and the connected home. AWS Cloud is a managed cloud solution that enables connected devices to interact easily and securely with cloud applications and other devices. The AWS Cloud will enable iRobot to scale the number of connected robots it supports globally and allow for increased capabilities in the Smart Home. Additionally, we implemented new Roomba marketing programs in the United States that resulted in a significant return on our investment and which we plan to leverage as part of our strategy to accelerate growth in international markets.
In our continuing effort to return capital to our shareholders, we repurchased 2,641,122 shares of our common stock for an aggregate purchase price of $97.0 million during fiscal year 2016. Our program balanced our interest to return cash to shareholders while maintaining sufficient cash to operate and invest in our business.
Our total revenue for 2016 was $660.6 million, which represents a 7.1% increase from 2015 revenue of $616.8 million. This increase in revenue was largely attributable to an $84.2 million increase in revenue in our U.S. consumer robots. Domestic growth was primarily due to increased sales as a result of significant investments in advertising media and national promotions as well as the strength of the Roomba 900 series and Braava jet launch. International consumer robots revenue grew by $12.1 million in 2016 with increases in most markets, offset by a decline in China. Revenue from the defense and security business was $3.1 million in 2016 compared to $55.0 million in 2015 and was recognized in the first quarter of 2016, which was the quarter prior to the divestiture of the business. Our consumer robots revenue represented 99.3% of our total revenue for 2016 compared to 90.7% in 2015.
Our financial performance in 2017 will be driven by our continued transformation to a global consumer robot company. Our strategy is to maintain Roomba’s leadership in the robotic vacuum cleaner segment while positioning the Company as a strategic player in the emerging Smart Home. We expect growth to be driven by:

•	Accelerating worldwide consumer adoption of Roomba supported by targeted marketing programs to continue to drive demand generation;

•	More direct control and execution in key international markets with the opening of a sales office in Shanghai servicing China and the announced acquisition of SODC, our Japan distribution channel;

•	Building a second material revenue stream with our Braava wet floor care products; and

•	Expanding the portfolio of robots with mapping capabilities and cloud connectivity at more accessible price points and positioning ourselves as an emerging player within the Smart Home.
Strategy
iRobot is a leading global consumer robot company. We design and build robots that empower people to do more both inside and outside of the home. In 2002, iRobot created the home robot cleaning category with the introduction of its Roomba vacuuming robot. Today, we are a global enterprise that has sold more than 18 million consumer robots worldwide. iRobot’s success in driving adoption of connected Roomba robots has created a unique opportunity to extend consumer value in the home and expand our business. Our long term strategy is to increase the penetration of our products in existing markets, expand current products into new markets, and develop and launch new products into current and adjacent markets. As our customer base grows, iRobot plans to create an ecosystem of connected robots designed to integrate with other devices, create greater possibilities for new features and capacities and empower the Smart Home.
Global expansion is a key component of our strategy. Our relentless pursuit of product leadership, through targeted investment in key technologies and capabilities, coupled with our investments in furthering our global brand and targeted marketing initiatives, allows us to continue to maintain our leadership position in the robotic vacuum cleaner segment despite increasing competition. In the last six months, we launched iRobot China, and we expect to launch iRobot Japan in the second quarter of 2017 following the acquisition of our Japanese distributor's iRobot-related business. These two new offices of iRobot will add more than 100 new iRobot employees to our global employee base.
To successfully execute our 2017 plan and drive revenue diversification and accelerated growth beyond 2017, we will plan to make significant investments in our business during the year. These investments are expected to help iRobot achieve the following goals:

•	Continue to strengthen our marketing capabilities globally and accelerate worldwide consumer adoption of Roomba to maintain our market-leading position in robotic vacuum cleaners;

•	Better position ourselves in China to capture an even larger share of the rapidly growing market for robotic floor care;

•	Develop our wet floor care business to generate a material, secondary revenue stream;

•	Scale our infrastructure to support global operations and connected products;

•	Explore, develop and grow adjacent non-floor care consumer robot products that can generate meaningful diversified revenue streams; and

•	Make continued operational improvements that can reduce product and operating costs.

Key pillars of our strategy include:
Technology: As a leading global consumer robotics company, iRobot must develop and maintain best-in-class technology in the areas of mapping and navigation, mobility and artificial intelligence. We are focused on advancing each of these areas through internal technology and product development initiatives, and by building strategic external partnerships.
Brand: In 2016, iRobot rolled out a new logo, mark and brand language to signify the partnership between man and machine and globalize the brand. To meet our goal of a consistent brand experience in every region, we plan to expand our presence globally by taking more direct control of marketing programs and the customer experience in key targeted markets.
Portfolio: Our strategy includes building a portfolio of investments to diversify across markets and delivering a steady progression of innovation over time. In 2016, we introduced the Roomba 960, extending mapping, visual navigation and cloud connectivity to a wider range of consumers. We also further diversified iRobot’s consumer product lineup and introduced the Braava jet mopping robot. In the years ahead, we plan to add new product solutions for the home.
Talent: Our employees are the most important driver of who we are. Our success, diversity and reputation as developers of great talent make us an attractive employer to the top talent all over the world. We aim to be the first choice for the most talented people in all facets of our business, from product development to interacting with our global customers and operations.

Technology
In 2016, iRobot narrowed its focus to the consumer market and made increased, but disciplined investments in advancing mapping and navigation, user interaction including cloud and app development and cleaning efficacy. From the launch of Braava jet, to the introduction of a lower cost Visual Simultaneous Localization and Mapping, or vSLAM, solution in Roomba 960, these strategic investments in technology had an immediate impact on product diversification, performance and market expansion. In 2017, we will continue to develop solutions that advance our connected and digital product pipeline while leveraging and supporting our global scale.
In 2016, we improved and advanced our vSLAM solution, and have successfully introduced vSLAM at a lower price point in the Roomba 960. We plan to continue advancing our pipeline of follow-on capabilities that both increase functionality and expand the reach of our mapping and navigation solutions to lower-cost products and additional product lines. In 2017, we expect our mapping and navigation solutions will extend to more products globally and that we will see our robots’ maps presented directly to our customers through the launch of post-mission cleaning maps. We believe the improved performance of our connected robots, and the data sourced from our maps, will accelerate new product development and digital partnerships for the Smart Home.
We plan to continue to leverage opportunities, enabled by our growing connected product portfolio, to invest in developing technologies and interfaces for our products to provide a convenient and personalized user experience. At the foundation of our effort in 2016 to drive enhanced user experience was the deployment of our new connectivity and cloud infrastructure through AWS. We made this investment to enable us to scale our connected products globally, with increased access to valuable cloud services and applications to support future product features, and connect to other devices in the Smart Home.
From robotic vacuum cleaning to mopping, we are dedicated to developing market-leading solutions which provide compelling value to customers worldwide. From our customer’s perspective, the core value of our robots is the ability to efficiently and effectively perform a physical mission - the task that the robot was purchased for initially. In 2016, iRobot expanded its product portfolio with the launch of the Braava jet mopping robot. This new product category created additional international growth opportunities, especially in Asia. To maintain our leadership position in consumer robotics, it is important that we continue to design and produce high-quality robotic solutions, whether it is vacuuming, mopping or other new robotic solutions for the home.
Products
Historically, we have designed and marketed robots for both the consumer and defense and security markets. Following completion of the divestiture of our defense and security business unit on April 4, 2016, we are now focusing solely on the consumer market. With over two decades of leadership in the robot industry, we remain committed to creating robots that empower people to do more.
Consumer Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering a better way to clean and by freeing people from repetitive home cleaning tasks. In order to ensure the continued acceptance of our robots we will continue to invest in technology necessary to further improve their capabilities.

We currently offer multiple Roomba floor vacuuming robots with varying price points ranging from $375 to $899 based upon features and performance characteristics. Roomba's design allows it to clean under kick boards, beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to manually vacuum -- it cleans automatically upon the push of a button or through scheduling.
In August 2016, we launched our newest robot in the 900 series, Roomba 960, which followed the launch of Roomba 980 in the fourth quarter of 2015. Roomba 960 helps keep floors cleaner throughout the entire home with intelligent visual navigation, iRobot HOME App control with wireless connectivity, and 5x the suction power over previous generation Roomba vacuum cleaners. In addition to these highest-feature products, our lineup also includes the 800 series, 700 series and 600 series robots. The Roomba 800 series robots offer our AEROForce technology which incorporates brushless, counter-rotating extractors that amplify suction for superior performance over bristle brushes, while requiring less maintenance than previous Roomba models. The Roomba 700 series robots offer improved debris pick up, a larger debris bin that vigorously pulls debris and hair off brushes into the bin, and dual air filters that capture dust particles as fine as 0.3 microns. The Roomba 600 series robots offer a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as AeroVac technology and improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz.
We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard surface floors. These robots provide a different cleaning approach than our Roomba products. The Braava robot, priced at $299, automatically dusts and damp mops hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths, and includes a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp. In March 2016, we launched the next generation mopping robot with the Braava jet, priced at $199. The Braava jet works with Braava jet Cleaning Pads to tackle a range of hard floor cleaning jobs, from wet mopping and damp sweeping to simple dusting. The iRobot HOME App is now also compatible with Braava jet and helps users get the most out of their experience by allowing them to choose the appropriate cleaning options for their unique home.
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

Defense and Security Products
As noted above, we completed the divestiture of our defense and security business unit on April 4, 2016. Prior to this divestiture, we developed and delivered unmanned tactical ground robots in defense and security product markets. As of April 4, 2016, we no longer develop or sell defense and security products.

Remote Presence Products
During the second quarter of 2016, we decided to fully exit the remote presence business. We had two products based upon our Ava mobile robotics platform. Our final shipment of these products occurred in the fourth quarter of 2016.
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
Sales and Distribution Channels
We sell our consumer products through distributor and retail sales channels, as well as our on-line store. Prior to the divestiture of the defense and security business, we sold these products through distributors and directly to end users. For the fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014, sales to non-U.S. customers accounted for 51.2%, 56.0%, and 60.9% of total revenue, respectively. For the years ended December 31, 2016, January 2, 2016, and December 27, 2014, we generated an aggregate of 25.2%, 26.0%, and 29.8% of our revenue, respectively, from our consumer robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of our consumer robots (Robopolis SAS). For the year ended December 31, 2016, we generated 10.4% of total revenue from one of our domestic retailers (Amazon).

Consumer
In the United States and Canada, we sell our consumer products primarily through a network of national retailers. In 2016, this network consisted of approximately 60 retailers which often sell either one or some combination of our products. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. In support of sales in the United States and Canada, we maintain an in-house sales and product management team. Outside of the United States and Canada, our products have been sold in more than 50 countries, primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.
Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 5.1%, 6.1% and 6.1% of total consumer robots business unit revenue for fiscal 2016, 2015 and 2014, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Defense and Security
As noted above, we completed the divestiture of our defense and security business unit during the second quarter of 2016. We sold our defense and security products directly to end users and indirectly through prime contractors and distributors. While the majority of defense and security products were sold to various operations within the U.S. federal government, we also sold to state and local agencies as well as to international government organizations, research labs, nuclear and industrial companies and universities.
Remote Presence
As noted above, in the second quarter of 2016, we made the decision to fully exit our remote presence business. Our final shipment of these products occurred in the fourth quarter of 2016. The RP-VITA telemedicine robot, which was jointly developed with InTouch Health and incorporates our Ava mobile robotics platform, was sold to healthcare customers by InTouch Health. Our Ava 500 Video Collaboration robot, which incorporates our Ava mobile robotics platform and Cisco’s TelePresence, was available from certified Cisco partners on a limited basis.
Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Customer service for the RP-VITA product is provided by InTouch Health. Customer service for the Ava 500 is provided by a third party through an agreement with iRobot.
Marketing and Brand
We market our consumer robots to end-user customers through our sales and marketing teams as well as through our extensive network of retailers and in-country distributors. Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products.
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability, safety and value. Our sales and marketing expenses represented 17.4%, 15.9% and 15.5% of our total revenue in 2016, 2015 and 2014, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
We believe that we have built a trusted, recognized brand by providing high-quality robots. We believe that customer word-of-mouth has been a significant driver of our brand's success to date, which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences. Our grass-roots marketing efforts focus on feeding this word-of-mouth momentum and we use public relations as well as various forms of advertising to promote our products.
Our innovative robots and public relations campaigns have generated extensive press coverage, and iRobot and our consumer robots have won several awards. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.

Manufacturing
Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of our robots, we can focus our engineering expertise on the design of robots.

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
We outsource the manufacturing of our consumer products to four contract manufacturers, each of which manufactures our robots at a single plant in China.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 31, 2016, January 2, 2016 and December 27, 2014, our research and development expenses were $79.8 million, $76.1 million and $69.4 million, or 12.1%, 12.3% and 12.5% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects. Our research and development efforts are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. We believe that a number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our competitors include developers of robot floor cleaning products.
While we believe many of our customers purchase our Roomba floor vacuuming robots and Braava mopping robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners and wet floor cleaning methods, we do compete in some cases with providers of traditional cleaning products.
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
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As part of the sale of our defense and security business, we transferred to the buyer ownership of certain of our intellectual property related to the defense and security business, including patents, patent applications and trademarks.
As of December 31, 2016, we held 368 U.S. patents, more than 550 foreign patents, additional design registrations, and more than 400 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances, and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, Ava, Scooba, ViPR, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, AeroForce, Mirra, vSLAM and Virtual Wall.  Our marks iRobot, Roomba, Braava, Virtual Wall, Scooba, and certain other trademarks, have also been registered in selected foreign countries.
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
Regulations
Our business requires compliance with a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security.  In particular, we are subject to numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data.  In addition, the global nature of our business operations also creates various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls.
Prior to our divestiture of the defense and security business unit on April 4, 2016, we were subject to various government regulations, including various U.S. federal government regulations as a contractor and subcontractor to the U.S. federal government. We continue to remain subject to certain of these regulations only as they pertain to matters related to our operation of the defense and security business unit prior to our completion of the sale of this business.
Employees
As of December 31, 2016, we had 607 full-time employees located in the United States and abroad. We believe that we have a good relationship with our employees.

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
Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for consumer robots will increase, if at all. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:
•generate sufficient revenue and gross margin to maintain profitability;
•acquire and maintain market share in our consumer market;
•attract and retain customers of our consumer robots;
•attract and retain additional engineers and other highly-qualified personnel; and
•expand our product offerings beyond our existing robots.
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
Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. These fluctuations may be due to numerous factors including:
•the size, timing and mix of orders from retail stores and distributors for our consumer robots;
•the mix of products that we sell in the period;
•disruption of supply of our products from our manufacturers;
•disruptions to our supply chain due to inclement weather, labor disruptions or other factors beyond our control;
•seasonality in the sales of our products;
•the timing of new product introductions;
•unanticipated costs incurred in the introduction of new products;
•costs and availability of labor and raw materials;
•costs of freight;
•changes in our rate of returns for our consumer products;
•our ability to introduce new products and enhancements to our existing products on a timely basis; and
•warranty costs associated with our consumer products.
We cannot be certain that our revenues will grow at rates that will allow us to maintain profitability during every fiscal quarter, or even every fiscal year. We base our current and future expense levels on our internal operating plans and sales forecasts, including forecasts of holiday sales for our consumer products. A significant portion of our operating expenses, such as research and development expenses, certain marketing and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a quarter are below our expectations, we might not be able to reduce operating expenses for that quarter. Accordingly, a sales shortfall during a fiscal quarter, and in particular the fourth quarter of a fiscal year, could have a disproportionate effect on our operating results for that quarter or that year. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.
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
In addition, on November 21, 2016, we entered into an agreement with Sales On Demand Corporation, or SODC, a privately-held corporation based in Tokyo, Japan, to acquire SODC's iRobot distribution business. This acquisition is expected to close in April 2017. As a result of our planned integration of distribution operations in Japan and the corresponding higher exit costs in the market, a significant decrease in demand for our products in Japan could have a detrimental impact on our financial condition.
Because we are a global business that in the years ended December 31, 2016, January 2, 2016 and December 27, 2014 generated approximately 51.2%, 56.0% and 60.9%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These fluctuations may make our products more expensive to our distributors, which in turn may impact sales directly or the ability or willingness of our distribution partners to invest in growing product demand.
Our business currently depends solely on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
For the years ended December 31, 2016, January 2, 2016, and December 27, 2014, we derived 99.3%, 90.7%, and 91.1% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that our revenue will be derived solely from sales of consumer robots in general and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involve time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
We currently depend largely on several single source contract manufacturers for the manufacture of certain of our products. All contract manufacturers for our current robots are located in China. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
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

•	risks that our attempts to add additional manufacturing resources may be significantly delayed and thereby create disruptions in production of our products.
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
We do not have long-term contracts regarding purchase volumes with any of our retail partners. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time prior to delivery, by our retail partners. A decision by a major retail partner, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our partners, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructuring, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail partner relationship with us or in a retail partner’s financial position could cause us to limit or discontinue business with that partner, require us to assume more credit risk relating to that partner’s receivables or limit our ability to collect amounts related to previous purchases by that partner, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our consumer robot sales.
We spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For the years ended December 31, 2016, January 2, 2016, and December 27, 2014, sales and marketing expenses were $115.1 million, $97.8 million, and $86.1 million, respectively, representing approximately 17.4%, 15.9%, and 15.5% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.
A number of companies have developed or are developing robots that will compete directly with our product offerings. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete in some cases with providers of traditional vacuum cleaners.
The global market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.
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
To execute our growth plan, we must attract and retain additional, highly-qualified personnel. Competition for hiring these employees is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating robots and engineers with expertise in artificial intelligence, machine learning and cloud applications. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.
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
Efforts to expand our product offerings beyond the consumer market, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
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
We are subject to a variety of U.S. and foreign laws and regulations that are central to our business; our failure to comply with these laws and regulations could harm our business or our operating results.
We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.
The increasingly global nature of our business operations subjects us to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we incur liability for noncompliance under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, any negative publicity directed to us as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance efforts or other liabilities under these laws or regulations could harm our business and operating results.
Acquisitions and potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
As part of our business strategy, we have in the past acquired, and we intend to continue to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, on November 21, 2016, we entered into an agreement with Sales On Demand Corporation, a privately-held corporation based in Tokyo, Japan, to acquire its iRobot distribution business. This transaction is expected to close in April 2017.
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
In addition, charges to earnings as a result of acquisitions may adversely affect our operating results in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.  In particular, we have allocated the cost of acquiring businesses to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

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
We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging technology market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. In such cases we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our working capital line of credit may be limited by the restrictive financial covenants contained in that agreement, which require us to maintain profitability.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada. For the fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014, sales to non-U.S. customers accounted for 51.2%, 56.0% and 60.9% of total revenue, respectively. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
Moreover, the United Kingdom (UK) held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (EU). Due to the unprecedented nature of the proposed withdrawal, significant uncertainty exists surrounding the timing and terms of the proposed exit. We have operations in the UK and business activities in several EU member states whose currencies, namely British Pound Sterling and Euro, economies, taxation, and trade regulation, among other factors, could be adversely impacted by the negotiations and outcomes of the UK’s leaving the EU, which is likely to be a lengthy and complicated process.  While we do not anticipate near term adverse effects on business operations, these events could have a material adverse effect on our business operations, results of operations and financial condition over time.
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
The effects of regulations relating to conflict minerals may adversely affect our business.
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
From time to time, we are audited by various federal, state, local and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and foreign taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance it is possible that a tax authority will take a final tax position that is materially different than that which is reflected in our income tax provision. Such differences could have a material adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.
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
If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenues and results of operations may be materially harmed.
The current U.S. administration has signaled it may alter trade agreements and terms between China and the United States, including limiting trade with China and/or imposing a tariff on imports from China. If any such restrictions or tariffs are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 203,000 square feet. This lease expires on May 1, 2020. We lease smaller facilities in Hong Kong; Guangzhou and Shanghai, China; London, England; and Pasadena, California. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol "IRBT". The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2015:
First quarter	$35.27	$28.05
Second quarter	$34.93	$31.61
Third quarter	$33.27	$27.55
Fourth quarter	$37.71	$28.27
Fiscal 2016:
First quarter	$36.00	$28.02
Second quarter	$39.00	$33.90
Third quarter	$44.67	$34.27
Fourth quarter	$60.86	$42.06
As of February 14, 2017, there were approximately 27,246,211 shares of our common stock outstanding held by approximately 143 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Select Market on February 14, 2017 was $54.87 per share.
Issuer Purchases of Equity Securities
The following is a summary of our repurchases of our common stock during the three months ended December 31, 2016:

	(a) Total number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Fiscal month beginning October 2, 2016 and ended October 29, 2016	7,542	$37.49	7,542	$—
Fiscal month beginning October 30, 2016 and ended November 26, 2016	—	—	—	—
Fiscal month beginning November 27, 2016 and ended December 31, 2016	—	—	—	—
Total	7,542	$37.49	7,542	$—
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program.

(2)
On March 1, 2016, we entered into an accelerated share repurchase (ASR) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (JPMorgan), to repurchase an aggregate of $85.0 million of our common stock. Pursuant to the ASR agreement, we paid JPMorgan $85.0 million in April 2016 and received an initial delivery of 1,900,862 shares of our common stock. In September 2016, the ASR reached its scheduled termination and we received an additional 359,000 shares with the final delivery of 7,542 in October 2016. Total shares received under the plan were 2,267,404.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical financial data set forth below as of December 31, 2016 and January 2, 2016 and for the years ended December 31, 2016, January 2, 2016 and December 27, 2014 are derived from financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2016 and January 2, 2016 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2016 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of December 27, 2014, December 28, 2013 and December 29, 2012 and for the years ended December 28, 2013 and December 29, 2012 are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP and which are not included elsewhere in this Annual Report.
In fiscal year 2012, we initiated a reorganization that resulted in, among other things, the centralization of all of our engineering and operations activities. This reorganization was completed at the beginning of fiscal year 2013. In conjunction with this reorganization, we reviewed the financial statement classification of our costs and expenses. As a result of this review, we decided to classify certain expenses differently than had been classified and presented in prior periods to provide a more clear understanding of our financial performance. Because the classification of certain expenses on the income statement changed in fiscal year 2013 as compared to prior periods, we recast the financial results of prior periods in a manner consistent with the fiscal year 2016, 2015, 2014 and 2013 presentation for comparability purposes. The following selected consolidated financial data reflects the reclassified amounts for the year ended December 29, 2012.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Revenue	$660,604	$616,778	$556,846	$487,401	$436,244
Cost of revenue	341,289	327,852	298,791	266,247	241,896
Gross margin	319,315	288,926	258,055	221,154	194,348
Operating expenses
Research and development	79,805	76,071	69,408	63,649	57,066
Selling and marketing	115,125	97,772	86,091	71,529	66,412
General and administrative	66,828	54,465	49,439	53,358	45,698
Total operating expenses	261,758	228,308	204,938	188,536	169,176
Operating income	57,557	60,618	53,117	32,618	25,172
Net income	$41,939	$44,130	$37,803	$27,641	$17,297
Net income per common share basic	$1.51	$1.49	$1.28	$0.97	$0.63
Diluted	$1.48	$1.47	$1.25	$0.94	$0.61
Shares used in per common share calculations
Basic	27,698	29,550	29,485	28,495	27,577
Diluted	28,292	30,107	30,210	29,354	28,301

	December 31, 2016	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$214,523	$179,915	$185,957	$165,404	$126,770
Short term investments	39,930	33,124	36,166	21,954	12,430
Total assets	507,912	521,743	493,213	416,337	354,313
Total liabilities	118,956	104,332	102,777	85,648	78,496
Total stockholders’ equity	388,956	417,411	390,436	330,689	275,817

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, Roomba and Braava products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
iRobot designs and builds robots that empower people to do more. The company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in navigation, mobility, manipulation and artificial intelligence. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. During 2016, we continued our transformation to a global consumer robotics company with the divestiture of our defense and security business and the decision to exit the remote presence business. Our consumer robots and accessories represented 99% of our revenue in 2016. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
Over the past fifteen years, we have sold more than 18 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well established consumer robots business to capitalize on the substantial opportunities available to us within consumer markets. First, we completed the sale of our defense and security business unit on April 4, 2016.  The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. Second, we reallocated all of the research and development resources from our remote presence business to opportunities in our consumer business during the first quarter of 2016, and decided to fully exit the remote presence business during the second quarter of 2016. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock. Third, on November 21, 2016, we announced the signing of a definitive agreement to acquire the iRobot-related distribution business of privately-held Sales On Demand Corporation, or SODC, based in Tokyo, Japan. SODC has been iRobot's exclusive distribution partner in Japan since 2004 and is well respected by top channel partners. iRobot will acquire the business for a cash amount equal to the book value of the acquired assets at close, primarily inventory, currently estimated to be between $18.0 million and $20.0 million, subject to exchange rates in effect on the date of acquisition. The acquisition is expected to close in April 2017.
As of December 31, 2016, we had 607 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the expected growth in the market for robot-based products.
Although we have successfully launched consumer products, our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these challenges include increasing market competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During 2016, we launched Roomba 960, our second 900 series Roomba, that extends mapping, visual navigation and cloud connectivity to a wider range of customers. We also launched the Braava jet mopping robot, with precision jet spray and vibrating cleaning head, focused on expanding our wet floor care business. Both the Roomba 900 series and Braava jet are significantly more complex products, delivering enhanced performance enabled by software. The iRobot HOME App, compatible with both the Roomba 900 series and Braava jet, helps users get the most out of their experience by allowing them to choose the appropriate cleaning options for their unique home. We also announced a relationship with Amazon Web Services, or AWS, that we believe will enable iRobot to address significant opportunities within our consumer business and the connected home. AWS Cloud is a managed cloud solution that enables connected devices to interact easily and securely with cloud applications and other devices. The AWS Cloud will enable iRobot to scale the number of connected robots it supports globally and allow for increased capabilities in the Smart Home.
Our total revenue for 2016 was $660.6 million, which represents a 7.1% increase from 2015 revenue of $616.8 million. This increase in revenue was largely attributable to an $84.2 million increase in revenue in our U.S. consumer robots. Domestic growth was primarily due to increased sales as a result of significant investments in advertising media and national promotions as well as the strength of the Roomba 900 series and Braava jet launch. International consumer robots revenue grew by $12.0 million in 2016 with increases in most markets, offset by a decline in China. Revenue from the defense and security business was $3.1 million in 2016 compared to $55.0 million in 2015 and was isolated to the first quarter of 2016, which was the quarter prior to the divestiture of the business. Our consumer robots revenue represented 99.3% of our total revenue for 2016 compared to 90.7% in 2015. During 2016, we recorded a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $6.9 million during fiscal 2015. The adjustments recorded in fiscal 2016 and 2015 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in our most recently released products.
Our total revenue for 2015 was $616.8 million, which represents an 11% increase from 2014 revenue of $556.8 million. This increase in revenue was largely attributable to a $52.2 million increase in revenue in our consumer robots business as a direct result of growth in our domestic market. Domestic growth was primarily attributable to increased sales as a result of significant media investments as well as the launch of Roomba 980. International consumer robots revenue growth slowed compared to fiscal 2014 as a result of negative macroeconomic conditions, specifically in Japan and Russia, offset by a significant growth increase in China. Revenue increased $9.5 million in our defense and security business as compared to 2014, primarily attributable to increased sales of our SUGV robot. During 2015, we recorded a net benefit to revenue and income before income taxes of $6.9 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $4.3 million and $5.7 million during fiscal 2014. The adjustments recorded in each of these periods resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, resulting from continued improvements in product quality, especially in our most recently released products. Our consumer robots revenue represented 91% of our total revenue for both 2015 and 2014.
Revenue
We currently derive revenue from product sales. Until the divestiture of the defense and security business unit on April 4, 2016, we also generated minimal revenue from government and commercial research and development contracts.
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, product revenue accounted for 100.0%, 99.8% and 99.2% of total revenue, respectively.
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, approximately 72.8%, 76.6% and 75.7%, respectively, of our consumer robot revenue resulted from sales to 15 customers, which were comprised of both domestic retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 5.1%, 6.1% and 6.1% of our consumer robot product revenue for the fiscal years ended

December 31, 2016, January 2, 2016 and December 27, 2014, respectively. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution.
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, sales to non-U.S. customers accounted for 51.2%, 56.0% and 60.9% of total revenue, respectively.
We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain. During 2016, we recorded a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $6.9 million during fiscal 2015. The net adjustments recorded in 2016 and 2015 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
Cost of Revenue
Cost of revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics, warranty, third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, total cost of revenue was 51.7%, 53.2% and 53.7% of total revenue, respectively. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our consumer robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have recently been increasing. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our consumer robots could increase in the future.
Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead. For the years ended December 31, 2016, January 2, 2016 and December 27, 2014, gross margin was 48.3%, 46.8% and 46.3% of total revenue, respectively.
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
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, research and development expense was $79.8 million, $76.1 million and $69.4 million, or 12.1%, 12.3% and 12.5% of total revenue, respectively.
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
We anticipate that in 2017, selling, marketing, general and administrative expenses will increase in absolute dollars and as a percentage of revenue and will, for the foreseeable future thereafter, continue to increase in absolute dollars but remain relatively consistent, or decrease slightly, as a percentage of revenue, as we continue to build the iRobot brand.
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014 selling, marketing, general and administrative expense was $182.0 million, $152.2 million and $135.5 million, or 27.5%, 24.7% and 24.3% of total revenue, respectively.
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
Revenue Recognition
We primarily derive our revenue from product sales. Until the divestiture of the defense and security business unit on April 4, 2016 (see Note 15), we also generated minimal revenue from government and commercial research and development contracts. We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns and allowances, provided that collection is determined to be reasonably assured and no significant obligations remain.
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
Sales to domestic and Canadian resellers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. We also provide limited rights of returns for direct-to-consumer sales generated through its on-line stores, one domestic distributor and one international distributor. Accordingly, we reduce revenue for our estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that we believe are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that we have enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, we incorporate that data into the development of returns estimates for the new products. We update our analysis of returns on a quarterly basis. If actual returns differ significantly from our estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on our results of operations for the period in which the actual returns become known or the agreement is modified. Except for the one international distributor noted above, our international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. In 2016, we began selling to one domestic distributor under an agreement that provides product return privileges. As a result, we recognize revenue from sales to this distributor when the product is resold by the distributor. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Prior to our divestiture of the defense and security business unit on April 4, 2016 (see Note 15), we generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, we recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates we submitted to the Defense Contract Management Agency (DCMA). Annually, we submit final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where our final actual billing rates are greater than the estimated rates used, we record a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 31, 2016, fiscal year 2015 is open for audit by DCAA. In the situation where our anticipated actual billing rates will be lower than the provisional rates used, we record a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Accounting for Stock-Based Awards
We recognized $3.2 million of stock-based compensation expense during the fiscal year ended December 31, 2016 for stock options. The unamortized fair value as of December 31, 2016 associated with these grants was $6.8 million with a weighted-average remaining recognition period of 2.85 years.
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal year ended December 31, 2016 was $12.88.
During the fiscal year ended December 31, 2016, we recognized $12.8 million of stock-based compensation associated with restricted stock units. Unamortized expense associated with restricted stock units at December 31, 2016, was $28.9 million with a weighted-average remaining recognition period of 2.44 years.
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
Accounting for Income Taxes
We are subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service is closed for fiscal years prior to 2013. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2012. Federal carryforward attributes that were generated prior to fiscal year 2013 and state carryforward attributes that were generated prior to fiscal year 2012 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses, generation of tax credits compared to future utilization of credits, or changes in tax laws or regulations. Our income tax provision and our assessment of the ability to realize our deferred tax assets involve significant judgments and estimates. We are currently generating state tax credits that exceed the amount being utilized. As a result of this trend, a valuation allowance may be needed in the future related to these state tax credits.
As of December 28, 2013, we maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not. As of December 31, 2016, we did not record a valuation allowance as all deferred tax assets are considered realizable.
Warranty
We typically provide a one-year warranty (with the exception of European consumer products which typically have a two-year warranty period, and our remote presence robots and defense and security spares, which historically had a warranty period of less than one year) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. Actual results could differ from these estimates, which could cause increases or decreases to our warranty reserves in future periods.
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

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Revenue	$660,604	$616,778	$556,846
Cost of revenue (1)	341,289	327,852	298,791
Gross margin	319,315	288,926	258,055
Operating expenses
Research and development (1)	79,805	76,071	69,408
Selling and marketing (1)	115,125	97,772	86,091
General and administrative (1)	66,828	54,465	49,439
Total operating expenses	261,758	228,308	204,938
Operating income	57,557	60,618	53,117
Other income (expense), net	3,804	2,353	(708)
Income before income taxes	61,361	62,971	52,409
Income tax expense	19,422	18,841	14,606
Net income	$41,939	$44,130	$37,803
 ___________________

(1)	Stock-based compensation recorded in fiscal 2016, 2015 and 2014 breaks down by expense classification as follows.

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Cost of revenue	$760	$1,076	$865
Research and development	3,646	3,256	3,359
Selling and marketing	2,008	1,457	1,296
General and administrative	9,581	8,394	8,258

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	51.7	53.2	53.7
Gross margin	48.3	46.8	46.3
Operating expenses
Research and development	12.1	12.3	12.5
Selling and marketing	17.4	15.9	15.5
General and administrative	10.1	8.8	8.9
Total operating expenses	39.6	37.0	36.9
Operating income	8.7	9.8	9.4
Other income (expense), net	0.5	0.5	(0.1)
Income before income taxes	9.2	10.3	9.3
Income tax expense	2.9	3.1	2.6
Net income	6.3%	7.2%	6.7%

Comparison of Years Ended December 31, 2016 and January 2, 2016
Revenue

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total Revenue	$660,604	$616,778	$43,826	7.1%
Our revenue increased 7.1% to $660.6 million in fiscal 2016 from $616.8 million in fiscal 2015. Revenue increased approximately $96.2 million, or 17.2%, in our consumer business while revenue decreased $51.9 million in our defense and security business as a result of the sale of our defense and security business unit on April 4, 2016.
The $96.2 million increase in revenue from our consumer business was driven by a 20.8% increase in units shipped, partially offset by a 0.8% decrease in net average selling price. In fiscal 2016, domestic consumer revenue increased $84.2 million, or 35.8%, and international consumer revenue increased $12.0 million, or 3.7%, compared to fiscal 2015. Total consumer robots shipped in fiscal 2016 were approximately 2,943,000 units compared to approximately 2,436,000 units in fiscal 2015. The increase in domestic consumer robots revenue was primarily attributable to increased sales as a result of significant investments in advertising media and national promotions as well as increased sales of the Roomba 900 series robots. Roomba 980 launched in late 2015, with a full year of revenue included in fiscal 2016. Roomba 960 was introduced in the third quarter of 2016. International consumer robots revenue grew 3.7% primarily due to our execution of successful marketing programs in those markets, as well as stronger overseas economies. During 2016, we recorded a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $6.9 million during fiscal 2015. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. Partially offsetting these items in 2016 was a net reduction to revenue and income before income taxes of $6.4 million for pricing support to customers in response to changing market conditions.
Cost of Revenue

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$341,289	$327,852	$13,437	4.1%
As a percentage of total revenue	51.7%	53.2%
Total cost of revenue increased $13.4 million, or 4.1% to $341.3 million in fiscal 2016, compared to $327.9 million in fiscal 2015. The increase is primarily due to the 7.1% increase in revenue and increased costs associated with assuming warranty liability in China as part of our strategy in that market.
Gross Margin

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$319,315	$288,926	$30,389	10.5%
As a percentage of total revenue	48.3%	46.8%
Gross margin increased $30.4 million, or 10.5%, to $319.3 million (48.3% of revenue) in fiscal 2016 from $288.9 million (46.8% of revenue) in fiscal 2015. The increase in gross margin as a percentage of revenue was primarily driven by favorable product and region mix in the consumer robots business as well as the success of the higher margin Roomba 900 series robots. These increases were partially offset by pricing support to customers in response to changing market conditions as well as increased warranty costs. During 2016, we recorded a net benefit to revenue and gross margin of $3.5 million related to adjustments to our product returns reserves compared to a net benefit to revenue and gross margin of $6.9 million during fiscal 2015.

Research and Development

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total research and development	$79,805	$76,071	$3,734	4.9%
As a percentage of total revenue	12.1%	12.3%
Research and development expenses increased $3.7 million, or 4.9%, to $79.8 million (12.1% of revenue) in fiscal 2016 from $76.1 million (12.3% of revenue) in fiscal 2015. This increase is attributable to increased efforts in product development and continued product enhancements. During 2016, people and program related costs increased $12.0 million compared to 2015. This increase was partially offset by decreases related to defense and security and remote presence headcount and program spend of approximately $6.2 million and $2.1 million, respectively, compared to 2015.
Selling and Marketing

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$115,125	$97,772	$17,353	17.7%
As a percentage of total revenue	17.4%	15.9%
Selling and marketing expenses increased by $17.4 million, or 17.7%, to $115.1 million (17.4% of revenue) in fiscal 2016 from $97.8 million (15.9% of revenue) in fiscal 2015. This increase is primarily attributable to increases of $12.1 million in investments in advertising media, national promotions and other selling and marketing costs incurred to support our continued global marketing and branding efforts and approximately $5.1 million associated with the go-to market transition in China.
General and Administrative

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
General and administrative	$66,828	$54,465	$12,363	22.7%
As a percentage of total revenue	10.1%	8.8%

General and administrative expenses increased by $12.4 million, or 22.7%, to $66.8 million (10.1% of revenue) in fiscal 2016 from $54.5 million (8.8% of revenue) in fiscal 2015. This increase is primarily attributable to increases of $7.8 million in people-related costs, $2.7 million in legal, advisory and other consulting costs associated with the proxy contest initiated by Red Mountain Capital Partners, $1.1 million in legal costs related to patent litigation and $0.9 million related to investments in enterprise hardware and software maintenance, support, and services.
Other Income, Net

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Other income, net	$3,804	$2,353	$1,451	61.7%
As a percentage of total revenue	0.5%	0.5%
Other income, net, amounted to $3.8 million and $2.4 million for fiscal 2016 and fiscal 2015, respectively. Other income, net, for fiscal 2016 consisted of income related to an equity method investment of approximately $1.4 million, defense and security business transition services income of $1.2 million, a gain on sale of a cost method investment of approximately $0.6 million, a gain on the sale of the defense and security business unit of $0.4 million, as well as interest income, partially offset by impairment on a cost method investment of approximately $0.1 million and foreign currency exchange losses. During fiscal

2015, we recorded a gain of approximately $3.3 million related to the sale of a cost method investment, which was partially offset primarily by foreign currency exchange losses.
Income Tax Provision

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$19,422	$18,841	$581	3.1%
As a percentage of pre-tax income	31.7%	29.9%
We recorded an income tax provision of $19.4 million and $18.8 million for fiscal 2016 and fiscal 2015, respectively. The $19.4 million income tax provision for fiscal 2016 was based upon a 2016 effective income tax rate of 31.7%. The $18.8 million income tax provision for fiscal 2015 was based upon a 2015 effective income tax rate of 31.3% reduced by a net income tax benefit of $0.9 million primarily resulting from an increase in federal and state tax credits upon filing the 2014 tax returns during 2015.
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
The $9.5 million increase in revenue from our defense and security business unit was driven by a $7.7 million increase in defense and security robot revenue and a $4.1 million increase in product life cycle revenue (spare parts, accessories), partially offset by a $2.3 million decrease in recurring contract revenue generated under research and development contracts. Total defense and security robots shipped in fiscal 2015 were 294 units compared to 265 units in fiscal 2014, while the net average selling price of our defense and security robots increased from approximately $56 thousand in fiscal 2014 to approximately $77 thousand in fiscal 2015. The increase in the number of units shipped and the increase in average selling price resulted from increased sales of our higher-priced SUGV robot in fiscal 2015 as compared to fiscal 2014. The $2.3 million decrease in contract revenue was primarily due to our change in strategy to not pursue funded research. The $4.1 million increase in product life cycle revenue was driven primarily by the delivery of robots and spare parts under a contract with the Canadian Department of National Defense.

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

General and administrative expenses decreased by $5.0 million, or 10.2%, to $54.5 million (8.8% of revenue) in fiscal 2015 from $49.4 million (8.9% of revenue) in fiscal 2014. This increase is primarily attributable to increases of $2.6 million in consulting costs, $1.8 million in people-related costs and $0.7 million related to investments in enterprise hardware and software maintenance, support, and services.
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

Liquidity and Capital Resources
At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $214.5 million, short-term investments of $39.9 million and accounts receivable of $72.9 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion.

Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, we spent $10.8 million, $9.4 million and $13.8 million respectively, on capital equipment.
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
As of December 31, 2016, we held cash, cash equivalents and short-term investments of $254.5 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the fiscal year ended December 31, 2016 was $116.4 million, of which the principal components were our net income of $41.9 million and non-cash charges of $28.0 million and a net decrease in operating assets and liabilities of $46.5 million. The decrease in net operating assets and liabilities includes an increase in accounts receivable (including unbilled revenue) of $46.5 million primarily due to a decrease in accounts receivable (including unbilled revenue) of $25.7 million primarily due to the timing of billing in respective periods and a $16.5 million increase in accounts payable, accrued liabilities and accrued compensation primarily due to growth in the business and timing of payments to our suppliers. As of December 31, 2016, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
We received $23.5 million for the divestiture of our defense and security business unit, net of a $1.0 million payment to our financial adviser. We invested $10.8 million in the purchase of property and equipment in 2016, including tooling for new products. We purchased $20.1 million of marketable securities in 2016, while sales and maturities of marketable securities amounted to $13.0 million. We made strategic investments of $2.2 million in the form of preferred shares and notes receivable.
During 2016, we received $9.3 million from the exercise of stock options and $3.0 million from the excess tax benefit related to our stock-based compensation plans. In addition, we repurchased 2,641,122 shares of our common stock for an aggregate purchase price of $97.0 million. Shares issued upon vesting of restricted stock were net of 39,676 shares retained by us to cover employee tax withholdings of $1.3 million.
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
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 31, 2016, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of December 31, 2016, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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
As of December 31, 2016, we were in compliance with all covenants under the revolving credit facility.
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
As of December 31, 2016, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 31, 2016, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations. Other obligations consist primarily of software licensing arrangements. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$4,773	$8,647	$3,308	$2,046	$18,774
Minimum contractual payments	1,066	1,390	—	—	2,456
Other obligations	1,324	429	—	—	1,753
Total	$7,163	$10,466	$3,308	$2,046	$22,983

At December 31, 2016, we had outstanding purchase orders aggregating approximately $103.2 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)." ASU No. 2017-04 eliminates step 2 from the goodwill impairment test, instead an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  We do not believe that ASU 2017-04 will have a material effect on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business". The Amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the impact of ASU 2017-01 on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments."  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. We elected to prospectively adopt ASU 2015-17 as of January 2, 2016. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Income and Comprehensive Income.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We do not believe that ASU 2015-11 will have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under ASU 2015-05, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard became effective for us on January 3, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We adopted ASU 2015-02 effective January 3, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We adopted ASU 2014-12 effective January 3, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance initially was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are continuing to evaluate the impact that the adoption of the new revenue recognition standard will have on our consolidated financial statements, but anticipate that the additional disclosure requirements will represent a significant change from current guidance.  We currently anticipate adopting the standard using the modified retrospective method.
From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. Unless otherwise discussed, we believe that recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial. Additionally, we accept orders for consumer robots products in currencies other than the U.S. dollar. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our international revenue is primarily denominated in U.S. dollars and therefore any fluctuations in the Euro or any other non-U.S. dollar currencies will have minimal direct impact on our international revenue. However, as the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.

Interest Rate Sensitivity
At December 31, 2016, we had unrestricted cash and cash equivalents of $214.5 million and short term investments of $39.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2016, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At December 31, 2016, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of iRobot Corporation and its subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2017

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$214,523	$179,915
Short term investments	39,930	33,124
Accounts receivable, net of allowance of $29 at December 31, 2016 and $33 at January 2, 2016	72,909	104,679
Unbilled revenue	139	452
Inventory	50,578	61,678
Other current assets	5,591	9,501
Total current assets	383,670	389,349
Property and equipment, net	27,532	26,850
Deferred tax assets	30,585	31,721
Goodwill	41,041	48,751
Intangible assets, net	12,207	15,664
Other assets	12,877	9,408
Total assets	$507,912	$521,743
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,281	$61,655
Accrued expenses	19,854	15,954
Accrued compensation	21,015	15,752
Deferred revenue and customer advances	4,486	3,265
Total current liabilities	112,636	96,626
Long term liabilities	6,320	7,706
Commitments and contingencies (Note 11):
Redeemable convertible preferred stock, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 27,237,870 and 29,091,806 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	272	291
Additional paid-in capital	161,885	232,345
Retained earnings	226,950	185,011
Accumulated other comprehensive loss	(151)	(236)
Total stockholders’ equity	388,956	417,411
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$507,912	$521,743
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands, except per share amounts)
Revenue	$660,604	$616,778	$556,846
Cost of revenue(1)	341,289	327,852	298,791
Gross margin	319,315	288,926	258,055
Operating expenses:
Research and development(1)	79,805	76,071	69,408
Selling and marketing(1)	115,125	97,772	86,091
General and administrative(1)	66,828	54,465	49,439
Total operating expenses	261,758	228,308	204,938
Operating income	57,557	60,618	53,117
Other income (expense), net	3,804	2,353	(708)
Income before income taxes	61,361	62,971	52,409
Income tax expense	19,422	18,841	14,606
Net income	$41,939	$44,130	$37,803
Net income per share
Basic	$1.51	$1.49	$1.28
Diluted	$1.48	$1.47	$1.25
Number of weighted average common shares used in calculations per share
Basic	27,698	29,550	29,485
Diluted	28,292	30,107	30,210
 __________________________

(1)	Stock-based compensation recorded in fiscal 2016, 2015 and 2014 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Cost of revenue	$760	$1,076	$865
Research and development	3,646	3,256	3,359
Selling and marketing	2,008	1,457	1,296
General and administrative	9,581	8,394	8,258
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Net income	$41,939	$44,130	$37,803
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments, net of tax	85	(85)	(298)
Total comprehensive income	$42,024	$44,045	$37,505
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
	(In thousands, except share data)
Balance at December 28, 2013	28,935,253	$289	$227,175	$103,078	$147	$330,689
Issuance of common stock for exercise of stock options	486,252	5	8,938			8,943
Vesting of restricted stock units	318,367	3	(3)			—
Tax benefit of excess stock based compensation deduction			2,776			2,776
Amortization of deferred compensation relating to stock options and restricted stock units			13,778			13,778
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(39,297)		(1,626)			(1,626)
Unrealized loss on short term investment					(298)	(298)
Directors' deferred compensation			49			49
Stock repurchases	(55,973)		(1,678)			(1,678)
Net income				37,803		37,803
Balance at December 27, 2014	29,644,602	$297	$249,409	$140,881	$(151)	$390,436
Issuance of common stock for exercise of stock options	390,085	4	6,460			6,464
Conversion of deferred compensation	14,610	—	—			—
Vesting of restricted stock units	340,754	3	(3)			—
Tax benefit of excess stock based compensation deduction			822			822
Amortization of deferred compensation relating to stock options and restricted stock units			14,183			14,183
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(37,969)		(1,295)			(1,295)
Unrealized loss on short term investment					(85)	(85)
Directors' deferred compensation			149			149
Stock repurchases	(1,260,276)	(13)	(37,380)			(37,393)
Net income				44,130		44,130
Balance at January 2, 2016	29,091,806	$291	$232,345	$185,011	$(236)	$417,411
Issuance of common stock for exercise of stock options	456,498	4	9,340			9,344
Conversion of deferred compensation	6,721	—	—			—
Vesting of restricted stock units	363,643	4	(4)			—
Tax benefit of excess stock based compensation deduction			2,421			2,421
Amortization of deferred compensation relating to stock options and restricted stock units			15,995			15,995
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(39,676)		(1,300)			(1,300)
Unrealized loss on short term investment					85	85
Directors' deferred compensation			82			82
Stock repurchases	(2,641,122)	(27)	(96,994)			(97,021)
Net income				41,939		41,939
Balance at December 31, 2016	27,237,870	$272	$161,885	$226,950	$(151)	$388,956
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$41,939	$44,130	$37,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,606	15,090	13,049
Loss on disposal of property and equipment	211	214	246
Gain on sale of business unit	(433)	—	—
Income on equity method investment	(1,376)	—	—
Gain on sale of cost method investment	(634)	(3,287)	—
Stock-based compensation	15,995	14,183	13,778
Deferred income taxes, net	3,557	(985)	3,101
Tax benefit of excess stock-based compensation deductions	(2,971)	(1,467)	(3,051)
Non-cash director deferred compensation	82	149	49
Changes in operating assets and liabilities — (use) source
Accounts receivable	25,484	(33,623)	(31,708)
Unbilled revenue	198	2,162	(1,758)
Inventory	(981)	(13,978)	(2,387)
Other assets	3,187	203	(2,856)
Accounts payable	6,502	3,786	16,249
Accrued expenses	4,222	(2,768)	3,695
Accrued compensation	5,748	(483)	(3,371)
Deferred revenue and customer advances	2,996	(584)	(1,236)
Long term liabilities	(908)	3,970	(997)
Net cash provided by operating activities	116,424	26,712	40,606
Cash flows from investing activities:
Additions of property and equipment	(10,817)	(9,372)	(13,774)
Change in other assets	(2,093)	(1,015)	(250)
Proceeds from sale of business unit	23,520	—	—
Proceeds from sale of cost method investment	634	5,645	—
Purchases of investments	(16,554)	(17,755)	(31,219)
Sales and maturities of investments	9,500	20,500	16,500
Net cash provided by (used in) investing activities	4,190	(1,997)	(28,743)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(1,300)	(1,295)	(1,626)
Proceeds from stock option exercises	9,344	6,464	8,943
Stock repurchases	(97,021)	(37,393)	(1,678)
Tax benefit of excess stock-based compensation deductions	2,971	1,467	3,051
Net cash provided by (used in) financing activities	(86,006)	(30,757)	8,690
Net increase (decrease) in cash and cash equivalents	34,608	(6,042)	20,553
Cash and cash equivalents, at beginning of period	179,915	185,957	165,404
Cash and cash equivalents, at end of period	$214,523	$179,915	$185,957
Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,061	$14,341	$15,508
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	5	157	637
Additions of property and equipment included in accounts payable	1,550	848	3,235
Asset retirement obligation	$115	$—	$—
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
iRobot Corporation ("iRobot" or the "Company") develops robotics and applies this technology in producing and marketing robots. The Company’s revenue is primarily generated from product sales.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2016 and January 2, 2016, cash equivalents were comprised of money market funds totaling $157.0 million and $110.8 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 31, 2016 and January 2, 2016, investments consisted of:

	December 31, 2016		January 2, 2016
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate and government bonds	$40,439	$39,930	$33,622	$33,124
Total short term investments	$40,439	$39,930	$33,622	$33,124
As of December 31, 2016, the Company’s investments had maturity dates ranging from February 2017 to October 2019. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
The Company primarily derives its revenue from product sales. Until the divestiture of the defense and security business unit on April 4, 2016 (see Note 15), the Company also generated minimal revenue from government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns and allowances, provided that collection is determined to be reasonably assured and no significant obligations remain.
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
Sales to domestic and Canadian resellers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores, one domestic distributor and one international distributor. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. Except for the one international distributor noted above, the Company's international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. In 2016, the Company began selling to one domestic distributor under an agreement that provides product return privileges. As a result, the Company recognizes revenue from sales to this distributor when the product is resold by the distributor. The estimates and reserve for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Prior to the Company's divestiture of the defense and security business unit on April 4, 2016 (see Note 15), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 31, 2016, fiscal year 2015 is open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Balance at beginning of period	$33	$67	$67
Provision	—	—	—
Deduction(*)	(4)	(34)	—
Balance at end of period	$29	$33	$67
___________________________

(*)	Deductions related to allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Property and Equipment
Property and equipment are recorded at cost and consist primarily of computer equipment, leasehold improvements, business applications software and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and research equipment	2-5 years
Furniture	5
Machinery	2-5
Tooling	2-5
Business applications software	5-7
Capital leases and leasehold improvements	Lesser of economic benefit period or term of lease
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At December 31, 2016, January 2, 2016 and December 27, 2014, the Company had $9.5 million, $8.6 million and $8.2 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $0.4 million, $0.7 million and $0.8 million of amortization expense for the years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2016, three customers accounted for a total of 43.9% of the Company's accounts receivable balance, each of which was greater than 10% of the balance and two of whom secured their balance with guaranteed letters of credit which together represents 32.5% of the balance. At January 2, 2016, two customers accounted for a total of 34.1% of the Company’s accounts receivable balance, each of which was greater than 10% of the balance and each of whom secured their balance with guaranteed letters of credit. For the years ended December 31, 2016, January 2, 2016 and December 27, 2014, revenue from U.S. federal government orders, contracts and subcontracts, represented 0.2%, 5.1% and 4.3% of total revenue, respectively. For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, the Company generated an aggregate of 25.2%, 26.0% and 29.8%, respectively, of total revenue from its consumer robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of its consumer robots (Robopolis SAS). For the year ended December 31, 2016, the Company generated 10.4% of total revenue from one of the Company's domestic retailers (Amazon).
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 31, 2016, January 2, 2016 and December 27, 2014 advertising expense totaled $64.4 million, $54.7 million and $46.1 million, respectively, and are recorded with the selling and marketing expenses line item.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
Net income	$41,939	$44,130	$37,803
Weighted-average shares outstanding	27,698	29,550	29,485
Dilutive effect of employee stock options and restricted shares	594	557	725
Diluted weighted-average shares outstanding	28,292	30,107	30,210
Basic income per share	$1.51	$1.49	$1.28
Diluted income per share	$1.48	$1.47	$1.25
Restricted stock units and stock options representing approximately 0.4 million, 0.5 million and 0.2 million shares of common stock for the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service is closed for fiscal years prior to 2013. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2012. Federal carryforward attributes that were generated prior to fiscal year 2013 and state carryforward attributes that were generated prior to fiscal year 2012 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
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
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when the realization of these state tax attributes became more likely than not. As of December 31, 2016, the Company did not record a valuation allowance as all deferred tax assets are considered realizable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Liabilities
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Fair Value Measurements as of
	December 31, 2016
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents
Money market funds	$156,980	$—	$—
Short term investments
Corporate and government bonds (1)	—	39,930	—
Other current assets
Derivative instruments (Note 13) (2)	—	180	—
Total assets measured at fair value	$156,980	$40,110	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 13) (2)	$—	$43	$—
Total liabilities measured at fair value	$—	$43	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016, were as follows:

	Fair Value Measurements as of
	January 2, 2016
Description	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents
Money market funds	$110,817	$—	$—
Short term investments
Corporate and government bonds (1)	—	33,124	—
Total assets measured at fair value	$110,817	$33,124	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 13) (2)	$—	28	$—
Total liabilities measured at fair value	$—	$28	$—
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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)." ASU No. 2017-04 eliminates step 2 from the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill impairment test, instead an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company does not believe that ASU 2017-04 will have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business". The Amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of ASU 2017-01 on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of ASU 2016-16 on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments."  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for the Company on January 1, 2017. The Company does not believe that the adoption of ASU 2015-11 will have a material effect on its financial condition or results of operations.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance initially was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is continuing to evaluate the impact that the adoption of the new revenue recognition standard will have on its consolidated financial statements, but anticipates that the additional disclosure requirements will represent a significant change from current guidance.  The Company currently anticipates adopting the standard using the modified retrospective method.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventory
Inventory consists of the following at:

	December 31, 2016	January 2, 2016
	(In thousands)
Raw materials	$4,717	$9,082
Finished goods	45,861	52,596
	$50,578	$61,678

4.	Property and Equipment
Property and equipment consists of the following at:

	December 31, 2016	January 2, 2016
	(In thousands)
Computer and equipment	$7,378	$13,825
Furniture	2,906	2,441
Machinery	9,154	7,134
Tooling	20,487	16,599
Leasehold improvements	21,383	21,022
Business applications software	9,471	8,559
	70,779	69,580
Less: accumulated depreciation	43,247	42,730
	$27,532	$26,850
Depreciation expense for the years ended December 31, 2016, January 2, 2016 and December 27, 2014 was $10.0 million, $11.4 million, and $9.2 million, respectively.

5.	Other Assets
At December 31, 2016, other assets consisted of eleven investments totaling $12.9 million. At January 2, 2016, other assets consisted of six investments totaling $9.4 million. At December 31, 2016, these investments consisted of cost method investments of $10.9 million, an equity method investment of $1.5 million and notes receivable of $0.5 million. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time. During 2016, the Company recorded impairment on a cost method investment of approximately $0.1 million. Since the Company believes the fair value of its remaining investments is greater than the carrying value of its investments, it has not impaired these investments.

6.	Accrued Expenses
Accrued expenses consist of the following at:

	December 31, 2016	January 2, 2016
	(In thousands)
Accrued warranty	8,464	6,907
Accrued direct fulfillment costs	1,722	2,030
Accrued customer deposits	1,171	788
Accrued federal and state income taxes	1,059	—
Accrued accounting fees	686	395
Accrued sales tax	422	625
Accrued sales commissions	404	465
Accrued rent	327	547
Accrued other	5,599	4,197
	$19,854	$15,954

Accrued compensation consists of the following at:

	December 31, 2016	January 2, 2016
	(In thousands)
Accrued bonus	$14,226	$8,640
Accrued other compensation	6,789	7,112
	$21,015	$15,752

7.	Working Capital Facilities
Credit Facility
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 31, 2016, the total amount of the credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender's base rate. The lender's base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender's prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.

As of December 31, 2016, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of December 31, 2016, the Company was in compliance with all covenants under its credit facility.
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
As of December 31, 2016, there were letters of credit outstanding of $1.0 million under the revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase stock, and consolidate or merge with other entities. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 31, 2016, the Company was in compliance with all covenants under the revolving letter of credit facility.

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
On April 2, 2014, the Company announced a stock repurchase program. Under the program, the Company could purchase up to $50 million of its common stock from May 1, 2014 to April 30, 2015. On March 19, 2015, the Company announced an additional stock repurchase program, which authorized the repurchase of $50 million of its common stock from May 1, 2015 to April 30, 2016. On December 28, 2015, the Company replaced the then-current stock repurchase program with a new stock repurchase program, effective January 4, 2016 and ending on December 31, 2016, pursuant to which the Company was authorized to purchase up to one million shares or $40 million of its common stock. On March 1, 2016, the Company replaced the then-current stock repurchase program and entered into an accelerated share repurchase (ASR) agreement to repurchase an aggregate of $85.0 million of common stock.
During 2016, 2015 and 2014, the Company repurchased 2,641,122 shares totaling $97.0 million, 1,260,276 shares totaling $37.4 million and 55,973 shares totaling $1.7 million, respectively, in the open market under these stock repurchase plans.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the “Plans”). All options that remained outstanding under the 2004 Stock Option and Incentive Plan as of December 27, 2014 were exercised during fiscal 2015. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 31, 2016, there were 1,495,517 shares available for future grant under the 2015 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 90 days from employee termination. The exercise price of stock options is typically equal to the closing price on the NASDAQ Global Select Market on the date of grant. Other awards granted under the Plans generally vest over periods from three to four years.
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
The Company recognized $3.2 million of stock-based compensation expense during the fiscal year ended December 31, 2016 for stock options. The unamortized fair value as of December 31, 2016 associated with these grants was $6.8 million with a weighted-average remaining recognition period of 2.85 years. The Company expects to recognize associated stock-based compensation expense of $2.8 million, $2.1 million, $1.4 million and $0.5 million in 2017, 2018, 2019 and 2020, respectively.
The fair value of each option grant for the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
Risk-free interest rate	1.17% — 1.89%	1.47% — 1.75%	1.65% — 1.69%
Expected dividend yield	—	—	—
Expected life	4.01 — 4.03 years	3.98 — 4.02 years	3.91 — 4.00 years
Expected volatility	38.9% — 42.1%	46.5% — 52.4%	52.8% — 56.0%
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
Based upon the above assumptions, the weighted average fair value of each stock option granted for the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014 was $12.88, $13.21 and $15.87, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes stock option plan activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 28, 2013	1,770,375	$19.89
Granted	233,181	37.10
Exercised	(486,252)	18.39
Canceled	(43,984)	27.17
Outstanding at December 27, 2014	1,473,320	$22.89
Granted	323,104	32.58
Exercised	(390,085)	16.57
Canceled	(118,789)	28.41
Outstanding at January 2, 2016	1,287,550	$26.73
Granted	314,770	38.03
Exercised	(456,498)	20.47
Canceled	(57,648)	33.28
Outstanding at December 31, 2016	1,088,174	$32.27	4.63 years	$28.5 million
Vested and expected to vest at December 31, 2016	1,027,399	$32.01	4.55 years	$27.2 million
Exercisable as of December 31, 2016	530,059	$28.45	3.34 years	$15.9 million
Weighted average fair value of options granted during the fiscal year ended December 31, 2016		$12.88
Options available for future grant at December 31, 2016	1,495,517
 _________________________

(1)
The aggregate intrinsic value on the table was calculated based upon the positive difference between the closing market value of the Company’s stock on December 31, 2016 of $58.45 and the exercise price of the underlying option.

During fiscal years 2016, 2015, and 2014, the total intrinsic value of stock options exercised was $10.3 million, $5.9 million and $10.5 million, respectively. No amounts relating to stock-based compensation have been capitalized.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 21.23	37,580	4.21 years	$7.72	37,580	$7.72
22.86 - 22.86	142,278	3.18	22.86	132,265	22.86
24.53 - 29.60	146,630	3.59	27.65	100,303	26.75
32.38 - 32.38	70,590	5.43	32.38	25,544	32.38
33.14 - 33.14	128,595	6.19	33.14	—	—
33.29 - 33.48	123,935	2.27	33.42	105,726	33.44
33.72 - 34.30	124,259	5.33	34.16	45,410	34.17
34.67 - 37.08	89,585	4.46	35.77	56,634	35.64
37.62 - 37.62	110,575	6.44	37.62	—	—
39.09 - 58.55	114,147	5.89	45.77	26,597	43.35
$ 3.54 - $58.55	1,088,174	4.63 years	$32.27	530,059	$28.45

During the fiscal year ended December 31, 2016, the Company recognized $12.8 million of stock-based compensation expense associated with restricted stock units. As of December 31, 2016, January 2, 2016 and December 27, 2014, the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized fair value of all restricted stock units was $28.9 million, $24.3 million and $20.1 million, respectively. The Company expects to recognize associated stock-based compensation expense of $11.2 million, $8.9 million, $6.4 million and $2.4 million in 2017, 2018, 2019 and 2020, respectively.

The table below summarizes activity relating to restricted stock units:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	927,654	$25.50
Granted	372,159	38.25
Vested	(318,367)	25.38
Forfeited	(71,591)	28.42
Outstanding at December 27, 2014	909,855	$30.53
Granted	576,410	32.33
Vested	(340,754)	29.13
Forfeited	(121,142)	31.49
Outstanding at January 2, 2016	1,024,369	$31.90
Granted	458,237	37.93
Vested	(363,643)	30.42
Forfeited	(98,917)	32.13
Outstanding at December 31, 2016	1,020,046	$35.23

In 2014, 2015 and 2016 the Company granted performance-based restricted stock units (PSUs) to certain of its employees. The performance metric for these awards is operating income percent, with a threshold requirement for a minimum amount of revenue growth. These awards vest over a three year period. The number of shares actually earned at the end of the three year period will range from 0% to 100% of the target number of PSUs granted based on the Company’s performance against three year operating income and revenue goals. In addition, while all vesting of earned PSUs occurs on the third anniversary of the date of grant, achievement of cumulative intermediate targets for each individual year will allow PSUs to be deemed earned but not yet vested for the intermediate periods. Achievement of the cumulative target will allow all shares subject to the PSUs to be earned regardless of the achievement of the intermediate individual year targets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Current
Federal	$17,639	$20,033	$15,128
State	1,054	972	129
Foreign	310	121	91
Total current tax provision	19,003	21,126	15,348
Deferred
Federal	$781	$(1,657)	$1,268
State	(95)	(628)	(2,010)
Foreign	(267)	—	—
Total deferred tax provision	419	(2,285)	(742)
Total income tax provision	$19,422	$18,841	$14,606
As of December 31, 2016, a deferred tax liability has not been established for approximately $1.6 million of cumulative undistributed earnings of non-U.S. subsidiaries, as the Company plans to keep these amounts permanently reinvested overseas. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

The components of net deferred tax assets were as follows:

	December 31, 2016	January 2, 2016
	(In thousands)
Net deferred tax assets
Non-current deferred tax assets
Accounts receivable	$11,850	$7,924
Accrued expenses	6,233	9,110
Stock-based compensation	6,150	5,962
Tax credits	5,999	6,114
Property and equipment	1,934	1,308
Inventory	1,318	2,885
Net operating loss carryforwards	1,010	3,606
Other	1,336	1,625
Total non-current deferred tax assets	35,830	38,534
Non-current deferred tax liabilities
Prepaids	715	623
Intangible assets	4,530	6,190
Total non-current deferred tax liabilities	5,245	6,813
Total net deferred tax assets	$30,585	$31,721
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and non-current amounts. This standard became effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowed. The Company elected to prospectively early adopt ASU 2015-17 on the first day of the fourth quarter of the fiscal year ended January 2, 2016. The adoption of this guidance had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
As of December 28, 2013, the Company maintained a valuation allowance of $2.1 million related to certain state tax attributes from the Evolution Robotics, Inc. acquisition. During the year ended December 27, 2014, this valuation allowance was released when realization of these state tax attributes became more likely than not. As of December 31, 2016, the Company did not record a valuation allowance as all deferred tax assets are considered realizable.
The table below summarizes activity relating to the valuation allowance:

Fiscal Year Ended	Balance at beginning of period	Additions Charged to Costs and Expenses	Additions Charged to Goodwill	Deductions	Balance at End of Period
(In thousands)
December 27, 2014	$2,090	—	—	2,090	$—
January 2, 2016	$—	—	—		$—
December 31, 2016	$—	—	—	—	$—
The Company has federal net operating loss carryforwards of $1.0 million and $8.0 million as of December 31, 2016 and January 2, 2016, respectively, which expire in 2031. The Company has state net operating loss carryforwards of $8.9 million and $15.0 million as of December 31, 2016 and January 2, 2016, respectively, which expire from 2029 to 2031. The Company has federal research and development credit carryforwards of $1.0 million and $1.0 million as of December 31, 2016 and January 2, 2016, respectively, which expire from 2026 to 2031. The Company has state research and development credit carryforwards of $10.0 million and $9.3 million as of December 31, 2016 and January 2, 2016, respectively, which expire from 2023 to 2031. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of December 31, 2016, the Company has $9.9 million of federal and state net operating loss carryforwards and $2.2 million of federal and state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383, respectively, of the Internal Revenue Code. However, these limitations are not expected to cause any of these federal and state net operating loss carryforwards or federal and state research and development credits to expire prior to being utilized.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory rate to income before income taxes) to actual tax expense was as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Expected federal income tax	$21,476	$22,040	$18,344
Miscellaneous permanent items	516	608	691
State taxes (net of federal benefit)	1,360	982	1,058
Federal and state credits	(2,233)	(2,767)	(1,487)
Change in valuation allowance	—	—	(2,090)
Domestic production activities deduction	(1,731)	(2,145)	(1,562)
Settlement of uncertain tax positions	(167)	(194)	(176)
Other	201	317	(172)
	$19,422	$18,841	$14,606

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(in thousands)
Balance at beginning of period	$6,616	$2,491	$2,618
Increase (decrease) for tax positions related to the current year	2,851	786	252
Increase (decrease) for tax positions related to prior years	(4,224)	3,533	(108)
Decreases for settlements with applicable taxing authorities	—	—	(271)
Decreases for lapses of statute of limitations	(97)	(194)	—
Balance at end of period	$5,146	$6,616	$2,491
The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2016, January 2, 2016 and December 27, 2014 there were no material accrued interest or penalties. Over the next twelve months, it is reasonably possible that the Company may recognize approximately $0.1 million of previously net unrecognized tax benefits related to U.S. federal, state and foreign tax audits and expiration of the statute of limitations. If all of our unrecognized tax benefits as of December 31, 2016 were to become recognizable in the future, we would record a $2.2 million benefit, inclusive of interest, to the income tax provision, reflective of federal benefit on state items.
Included in the Company’s state tax credit carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $0.7 million and $0.6 million as of December 31, 2016 and January 2, 2016, respectively. Included in the Company's state net operating loss carryforwards are unrecognized tax benefits related to stock-based compensation beginning from January 1, 2006 of $1.8 million and $1.0 million as of December 31, 2016 and January 2, 2016, respectively. These unrecognized tax benefits will be credited to additional paid-in capital when they reduce income taxes payable. Therefore, these amounts were not included in the Company’s gross or net deferred tax assets at December 31, 2016 and January 2, 2016.
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
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal 2016, 2015 and 2014 amounted to $6.0 million, $4.9 million, and $4.8 million, respectively. Future minimum rental payments under operating leases were as follows as of December 31, 2016:

Operating Leases
2017	$4,773
2018	4,438
2019	4,209
2020	2,126
2021	1,182
Thereafter	2,046
Total minimum lease payments	$18,774

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Purchase Orders
At December 31, 2016, we had outstanding purchase orders aggregating approximately $103.2 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016 and January 2, 2016, respectively.

Government Contract Contingencies
Prior to the completion of the divestiture of our defense and security business unit during the second quarter of 2016, the Company had several prime contracts with the U.S. federal government which did not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 31, 2016, fiscal years 2015 and 2016 are open for audit by DCAA.
Warranty
The Company provides warranties on most products and has established a reserve for warranty based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Balance at beginning of period	$6,907	$7,769	$6,497
Provision	7,494	4,598	6,410
Warranty usage (*)	(5,937)	(5,460)	(5,138)
Balance at end of period	$8,464	$6,907	$7,769
 __________________________________

(*)	Warranty usage includes costs incurred for warranty obligations and the release of warranty liabilities associated with the divestiture of the defense and security business unit.

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
The Company elected to make a matching contribution of approximately $1.7 million, $1.8 million and $1.7 million for the plan years ended December 31, 2016, January 2, 2016 and December 27, 2014 ("Plan-Year 2016," "Plan-Year 2015" and "Plan-Year 2014"), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2016, Plan-Year 2015 and Plan-Year 2014 is entitled up to a maximum of three percent of his or her eligible annual payroll. The employer matching contribution for Plan-Year 2016 is included in accrued compensation in the accompanying consolidated balance sheet.

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
In addition, during 2016, the Company entered into a foreign currency option to hedge the Japanese Yen purchase price of a previously announced acquisition expected to close in the quarter ended July 1, 2017. The instrument has a maturity of four months and does not qualify for hedge accounting.
Notional amounts and fair values of derivative instruments are as follows:

		Notional amount		Fair Value
	Classification	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
		(In thousands)
Foreign currency option contracts	Other current assets	$396	$—	$180	$—
Foreign currency forward contracts	Accrued expenses	$7,680	$6,773	$43	$28
Gains associated with derivative instruments are as follows:

		Twelve Months Ended
	Classification	December 31, 2016	January 2, 2016
		(In thousands)
Derivatives not designated as hedging instruments
Gain recognized in income	Other income, net	$29	$368

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Goodwill and other intangible assets
The carrying amount of the goodwill as of December 31, 2016 is $41.1 million, which resulted from the acquisition of Evolution Robotics, Inc. in October 2012. The Company's goodwill balance as of January 2, 2016 was $48.8 million, which consisted of the $41.1 million from the acquisition of Evolution Robotics, Inc. and was assigned to the home robots reporting unit and $7.7 million related to the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. On April 4, 2016, the Company completed the sale of its defense and security business unit and therefore the goodwill balance assigned to the defense and security business unit was written off during the three months ended July 2, 2016. As a result of the divestiture, the Company now has one reporting unit, consumer robots.
In the fourth quarter of 2016, the Company completed its annual goodwill impairment test on the goodwill associated with the acquisition of Evolution Robotics, Inc. and did not identify any goodwill impairment.
Other intangible assets include the value assigned to completed technology, research contracts, and trade names. The estimated useful lives for all of these intangible assets are two to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the estimated economic benefits of the intangible assets are expected to be utilized.
Intangible assets at December 31, 2016 and January 2, 2016 consisted of the following:

	December 31, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$14,693	$12,207	$26,900	$11,236	$15,664
Tradename	100	100	—	100	100	—
Total	$27,000	$14,793	$12,207	$27,000	$11,336	$15,664
Amortization expense related to acquired intangible assets was $3.5 million for each of the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2017	$3,457
2018	3,457
2019	2,818
2020	900
2021	900
Thereafter	675
Total	$12,207

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Divestiture

On April 4, 2016, the Company completed the sale of the defense and security business unit to iRobot Defense Holdings, Inc., a portfolio company of Arlington Capital Partners. The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. The Company recognized a gain of $0.4 million on the sale of assets, which is recorded as a component of other income (expense), net, for the year ended December 31, 2016. The sale of the defense and security business did not meet the criteria for discontinued operations presentation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results.

The Company and iRobot Defense Holdings, Inc. have also entered into a Transition Services Agreement (TSA), pursuant to which the Company will continue to perform certain functions on iRobot Defense Holdings Inc.’s behalf during a transition period not to exceed 12 months. The TSA provides for the reimbursement of the Company for direct costs incurred in order to provide such functions and is recorded as a component of other income. For the year ended December 31, 2016 the Company recognized $1.2 million of TSA reimbursement.

16.	Restructuring charges
During the three months ended July 2, 2016, the Company decided to fully exit its remote presence business. As a result, the Company incurred restructuring charges of approximately $1.9 million related to the write-off of certain inventory, workforce reductions and the write-off of certain fixed assets. No restructuring charges were incurred in 2015. In 2014, the Company paid the remaining balance of the restructuring charges incurred in 2013.
The activity for the restructuring program is presented below:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands)
Balance at beginning of period	$—	$—	$675
Charges	1,857	—	—
Utilization	(1,669)	—	(675)
Balance at end of period	$188	$—	$—

17.	Industry Segment, Geographic Information and Significant Customers
Prior to completing the sale of the Company's defense and security business (see Note 15), the Company’s reportable segments consisted of the home business unit and the defense and security business unit. Following this divestiture, which was completed on April 4, 2016, the Company now operates as one business segment, consumer robots, the results of which are included in the Company's consolidated statements of income and comprehensive income. The Company's consumer robots products are offered to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company's on-line store.

Geographic Information
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, sales to non-U.S. customers accounted for 51.2%, 56.0% and 60.9% of total revenue, respectively. For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, sales to the Company's consumer robots distributor in Japan accounted for 12.9%, 13.3%, and 17.0% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers
For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, U.S. federal government orders, contracts and subcontracts accounted for 0.2%, 5.1% and 4.3% of total revenue, respectively. For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014 approximately 72.8%, 76.6% and 75.7%, respectively, of consumer robot product revenue resulted from sales to 15 customers. For the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, the Company generated an aggregate of 25.2%, 26.0% and 29.8%, respectively, of its total revenue from its consumer robots distributor in Japan (Sales on Demand Corporation) and a network of affiliated European distributors of the Company's consumer robots (Robopolis SAS). For the year ended December 31, 2016, the Company generated 10.4% of total revenue from one of the Company's domestic retailers (Amazon).

18.	Quarterly Information (Unaudited)

	Fiscal Quarter Ended
	December 31, 2016	October 1, 2016	July 2, 2016	April 2, 2016	January 2, 2016	September 26, 2015	June 27, 2015	March 28, 2015
	(In thousands, except per share amounts)
Revenue	$212,494	$168,610	$148,696	$130,804	$206,420	$143,609	$148,788	$117,961
Gross margin	106,642	81,060	69,652	61,961	95,327	69,858	70,033	53,708
Net income	13,681	19,512	4,814	3,932	19,331	12,793	7,252	4,754
Diluted earnings per share	$0.49	$0.70	$0.17	$0.13	$0.65	$0.42	$0.24	$0.16

During the third quarter of 2016, the Company identified immaterial errors to previously reported other income from an equity investee that was previously accounted for as a cost method investment. The amounts corrected out-of-period in other income resulted in a $1.4 million increase in the fourth quarter 2016 income before taxes. Of the $1.4 million adjustment, $1.2 million relates to prior years and $0.2 million relates to the first three quarters of 2016. The adjustment did not have a material impact on the reported financial positions or results of operations for the three and twelve months ended December 31, 2016. Additionally, had the errors been recorded in the prior period to which they relate, the impact would not have been material to the reported financial position or results of operations for those periods.
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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer) of the Company have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and January 2, 2016

Consolidated Statements of Income for the Years ended December 31, 2016, January 2, 2016 and December 27, 2014
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016, January 2, 2016 and December 27, 2014
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016, January 2, 2016 and December 27, 2014
Consolidated Statements of Cash Flows for the Years ended December 31, 2016, January 2, 2016 and December 27, 2014
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
2.1
Asset Purchase Agreement, dated as of February 2, 2016, by and between iRobot Corporation and iRobot Defense Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

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

10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.5#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.6†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.7
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2016 and incorporated by reference herein)

10.8†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)

Exhibit Number	Description
10.9†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.10†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.11#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.12
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.13
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.14#*	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (as amended)
10.15†
Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2014 and incorporated by reference herein)

10.16†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.17
Separation Agreement by and between the Registrant and Paolo Pirjanian, dated as of July 2, 2015 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 and incorporated by reference herein)

10.18
Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.19†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

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
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

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
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 17, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 17, 2017.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy

/s/ GAIL DEEGAN	Director
Gail Deegan

/s/ ANDREA GEISSER	Director
Andrea Geisser

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ ANDREW MILLER	Director
Andrew Miller

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ MICHAEL BELL	Director
Michael Bell

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of February 2, 2016, by and between iRobot Corporation and iRobot Defense Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

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

10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.5#(1)	Manufacturing and Services Agreement between the Registrant and Gem City Engineering Corporation, dated as of July 27, 2004
10.6†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.7
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2016 and incorporated by reference herein)

10.8†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.9†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.10†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.11#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 and incorporated by reference herein)

10.12
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.13
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A. dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.14#*	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (as amended)
10.15†
Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2014 and incorporated by reference herein)

10.16†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.17
Separation Agreement by and between the Registrant and Paolo Pirjanian, dated as of July 2, 2015 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 and incorporated by reference herein)

10.18
Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.19†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

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
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith