Form 10-Q
period 2017-04-01
IROBOT CORP
filed 2017-05-05
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2017
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
____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2017 was 27,417,081.

iROBOT CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 1, 2017

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$235,728	$214,523
Short term investments	39,942	39,930
Accounts receivable, net of allowance of $30 at April 1, 2017 and $29 at December 31, 2016	47,780	72,909
Unbilled revenue	112	139
Inventory	57,125	50,578
Other current assets	7,317	5,591
Total current assets	388,004	383,670
Property and equipment, net	29,250	27,532
Deferred tax assets	31,429	30,585
Goodwill	41,041	41,041
Intangible assets, net	11,343	12,207
Other assets	13,214	12,877
Total assets	$514,281	$507,912
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,177	$67,281
Accrued expenses	21,343	19,854
Accrued compensation	11,348	21,015
Deferred revenue and customer advances	4,202	4,486
Total current liabilities	100,070	112,636
Long term liabilities	5,764	6,320
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,409,706 and 27,237,870 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	274	272
Additional paid-in capital	164,957	161,885
Retained earnings	243,384	226,950
Accumulated other comprehensive loss	(168)	(151)
Total stockholders’ equity	408,447	388,956
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$514,281	$507,912
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue	$168,467	$130,804
Cost of revenue (1)	81,124	68,843
Gross margin	87,343	61,961
Operating expenses:
Research and development (1)	25,508	19,728
Selling and marketing (1)	22,575	19,940
General and administrative (1)	17,622	16,764
Total operating expenses	65,705	56,432
Operating income	21,638	5,529
Other income, net	3	200
Income before income taxes	21,641	5,729
Income tax expense	5,282	1,797
Net income	$16,359	$3,932
Net income per share
Basic	$0.60	$0.14
Diluted	$0.58	$0.13
Number of weighted average common shares used in calculations per share
Basic	27,304	29,004
Diluted	28,295	29,474
 __________________________

(1)	Total stock-based compensation recorded in the three months ended April 1, 2017 and April 2, 2016 included in the above figures breaks down by expense classification as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of revenue	$226	$221
Research and development	1,099	829
Selling and marketing	570	485
General and administrative	2,436	2,357
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$16,359	$3,932
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(52)	—
Unrealized gains on investments, net of tax	35	237
Total comprehensive income	$16,342	$4,169
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$16,359	$3,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,486	3,375
Loss on disposal of property and equipment	42	—
Loss on equity method investment	11	—
Impairment on cost method investment	155	—
Stock-based compensation	4,331	3,892
Deferred income taxes, net	17	(47)
Tax benefit of excess stock-based compensation deductions	—	(267)
Non-cash director deferred compensation	16	33
Changes in operating assets and liabilities — (use) source
Accounts receivable	25,128	69,879
Unbilled revenue	27	185
Inventory	(6,546)	(3,167)
Other assets	(1,745)	(2,985)
Accounts payable	(5,026)	(20,626)
Accrued expenses	1,016	(2,673)
Accrued compensation	(9,670)	(4,055)
Deferred revenue and customer advances	(284)	1,144
Long term liabilities	(558)	3
Net cash provided by operating activities	26,759	48,623
Cash flows from investing activities:
Additions of property and equipment	(3,008)	(2,390)
Change in other assets	(504)	(523)
Purchases of investments	(3,498)	—
Sales and maturities of investments	3,500	2,500
Net cash used in investing activities	(3,510)	(413)
Cash flows from financing activities:
Proceeds from stock option exercises	722	837
Income tax withholding payment associated with restricted stock vesting	(2,778)	(1,218)
Stock repurchases	—	(12,021)
Tax benefit of excess stock-based compensation deductions	—	267
Net cash used in financing activities	(2,056)	(12,135)
Effect of exchange rate changes on cash and cash equivalents	12	—
Net increase in cash and cash equivalents	21,205	36,075
Cash and cash equivalents, at beginning of period	214,523	179,915
Cash and cash equivalents, at end of period	$235,728	$215,990
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,563	$4,896
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$—	$5
Additions of property and equipment included in accounts payable	$2,461	$413
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
Notes To Consolidated Financial Statements
(unaudited)
1. Description of Business

iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more. The Company develops robotic technology and applies it to produce and market consumer robots. The Company’s revenue is primarily generated from product sales.
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
The accompanying unaudited financial data as of April 1, 2017, and for the three months ended April 1, 2017 and April 2, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of April 1, 2017 and results of operations, comprehensive income and cash flows for the periods ended April 1, 2017 and April 2, 2016 have been made. The results of operations, comprehensive income and cash flows for any interim period are not necessarily indicative of the operating results, comprehensive income and cash flows for the full fiscal year or any future periods.
Use of Estimates
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, sales returns, price protection, bad debts, warranty claims, inventory reserves, valuation of investments, valuation of goodwill and intangible assets, assumptions used in valuing stock-based compensation instruments and income taxes. The Company bases these estimates on historical and anticipated results and trends, and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
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
Notes to Consolidated Financial Statements - (Continued)

Beginning in the third quarter of 2015, the Company introduced its first connected robot. Each sale of a connected robot represents a multi-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as the Company has not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which the Company expects to provide the upgrades over the estimated life of the robot.
Sales to domestic and Canadian resellers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and one international distributor. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates and price protection at the time the related sale is recorded. These estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. Except for the one international distributor noted above, the Company's international distributor agreements do not currently allow for product returns and, as a result, no reserve for returns is established for this group of customers. In 2016, the Company began selling to one domestic distributor under an agreement that provides product return privileges. As a result, the Company recognizes revenue from sales to this distributor when the product is resold by the distributor. The estimates and adjustments for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Prior to the Company's divestiture of the defense and security business unit on April 4, 2016 (see Note 11), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of April 1, 2017, fiscal year 2015 is open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur, rather than applying an estimated forfeiture rate, upon adoption of ASU 2016-09.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended
	(In thousands, except per share amounts)
	April 1, 2017	April 2, 2016
Net income	$16,359	$3,932
Weighted-average shares outstanding	27,304	29,004
Dilutive effect of employee stock options and restricted shares	991	470
Diluted weighted-average shares outstanding	28,295	29,474
Basic income per share	$0.60	$0.14
Diluted income per share	$0.58	$0.13

Restricted stock units and stock options representing approximately 32.1 thousand and 0.7 million shares of common stock for the three-month periods ended April 1, 2017 and April 2, 2016, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

The Company recorded a tax provision of $5.3 million and $1.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The $5.3 million provision for the three months ended April 1, 2017 resulted in an effective income tax rate of 24.4%. The $1.8 million provision for the three months ended April 2, 2016 resulted in an effective income tax rate of 31.4%. The difference between the effective income tax rate of 24.4% for the three months ended April 1, 2017 and 31.4% for the three months ended April 2, 2016 was primarily due to a $1.7 million tax benefit related to recording excess tax benefits of stock-based compensation as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on the first day of the three months ended April 1, 2017.

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
Notes to Consolidated Financial Statements - (Continued)

Financial Assets and Liabilities
The Company’s financial assets measured at fair value on a recurring basis at April 1, 2017, were as follows:

	Fair Value Measurements as of April 1, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$187,302	$—	$—
Short term investments
Corporate and government bonds (1)	—	39,942	—
Other current assets
Derivative instruments (Note 6) (2)	—	111	—
Total assets measured at fair value	$187,302	$40,053	$—
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$156,980	$—	$—
Short term investments
Corporate and government bonds (1)	—	39,930	—
Other current assets
Derivative instruments (Note 6) (2)	—	180	—
Total assets measured at fair value	$156,980	$39,930	$—

Liabilities:
Accrued Expenses
Derivative instruments (Note 6) (2)	$—	$43	$—
Total liabilities measured at fair value	$—	$43	$—

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
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, "Intangibles - Goodwill and Other." ASU 2017-04 eliminates step 2 from the goodwill impairment test, instead requiring that an entity recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company does not believe the standard will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations; Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of the adoption, on a prospective basis, the Company recognized $1.7 million of excess tax benefits from stock-based

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

compensation as a discrete item in its provision for income taxes for the three months ended April 1, 2017.  Additionally, the Company elected to account for forfeitures of share-based payments as they occur.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard will be effective for the Company beginning in the first quarter of 2018. The Company is continuing to evaluate the impact that the adoption of the new revenue recognition standard will have on its consolidated financial statements, but anticipates that the additional disclosure requirements will represent a significant change from current guidance.  The Company currently anticipates adopting the standard using the modified retrospective method.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Inventory
Inventory consists of the following:

	April 1, 2017	December 31, 2016
	(In thousands)
Raw materials	$2,838	$4,717
Finished goods	54,287	45,861
Total	$57,125	$50,578

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

4. Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). The Company also has restricted stock units outstanding under the 2005 Plan and the 2015 Plan. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of April 1, 2017, there were 1,038,883 shares available for future grant under the 2015 Plan.
Options granted under the Plans are subject to terms and conditions as determined by the compensation committee of the board of directors, including vesting periods. Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 60 or 90 days from employee termination. The exercise price of stock options is equal to the closing price on the NASDAQ Global Select Market on the date of grant. Other awards granted under the Plans generally vest over periods from one to four years.
On March 10, 2017, the Company issued stock-based grants to certain employees, including executive officers. These grants included stock options totaling 10,975 shares of the Company's common stock, 182,637 time-based restricted stock units, and 105,650 performance based restricted stock units. Each of the above stock options has a per share exercise price of $57.33, the closing price of the Company's common stock on the NASDAQ Global Select Market on March 10, 2017.
5. Accrued Expenses
Accrued expenses consist of the following:

	April 1, 2017	December 31, 2016
	(In thousands)
Accrued warranty	$8,728	$8,464
Accrued federal and state income taxes	1,413	1,059
Accrued customer deposits	1,273	$1,171
Accrued direct fulfillment costs	1,191	1,722
Accrued accounting fees	1,087	686
Accrued rent	597	327
Accrued sales tax	196	422
Accrued sales commissions	132	404
Accrued other	6,726	5,599
Total	$21,343	$19,854

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
In addition, during 2016, the Company entered into a foreign currency option to hedge the Japanese Yen purchase price of its previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation (see Note 12). The instrument matured in the three months ended April 1, 2017 and did not qualify for hedge accounting.
Notional amounts and fair values of derivative instruments are as follows:

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

		Notional amount		Fair Value
	Classification	April 1, 2017	December 31, 2016	April 1, 2017	December 31, 2016
		(In thousands)
Foreign currency option contracts	Other current assets	$—	$396	$—	$180
Foreign currency forward contracts	Other current assets	$20,668	$—	$111	$—
Foreign currency forward contracts	Accrued expenses	$—	$7,680	$—	$43
Losses associated with derivative instruments are as follows:

		Three Months Ended
	Classification	April 1, 2017	April 2, 2016
		(In thousands)
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$(225)	$(380)

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended April 1, 2017 and April 2, 2016 were $1.6 million and $1.4 million, respectively. Future minimum rental payments under operating leases were as follows as of April 1, 2017:

Operating Leases
(In thousands)
Remainder of 2017	$3,960
2018	4,647
2019	4,417
2020	2,334
2021	1,382
Thereafter	2,082
Total minimum lease payments	$18,822

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Outstanding Purchase Orders
At April 1, 2017, the Company had outstanding purchase orders aggregating approximately $127.6 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2017 and December 31, 2016, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Balance at beginning of period	$8,464	$6,907
Provision	1,994	877
Warranty usage (1)	$(1,730)	$(1,430)
Liability held for sale	—	(101)
Balance at end of period	$8,728	$6,253

(1)	Warranty usage includes costs incurred for warranty obligations.
Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. The Company continually evaluates whether it has established nexus in new jurisdictions with respect to sales tax. The Company records a liability for potential material exposures in states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. The Company continues to analyze possible sales tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

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
Notes to Consolidated Financial Statements - (Continued)

Geographic Information
For the three months ended April 1, 2017 and April 2, 2016, sales to non-U.S. customers accounted for 49.5% and 50.1% of total revenue, respectively.
Significant Customers
For the three months ended April 1, 2017, the Company generated 13.5% and 10.5% of total revenue from a network of affiliated European distributors (Robopolis SAS) and its distributor in Japan (Sales On Demand Corporation), respectively. The Company generated 10.0% of total revenue from one of its domestic retailers (Bed Bath & Beyond). For the three months ended April 2, 2016, the Company generated 13.7% and 11.2% of total revenue from a network of affiliated European distributors (Robopolis SAS) and its distributor in Japan (Sales On Demand Corporation), respectively. On April 3, 2017, the Company closed its previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation (see Note 12).

9. Goodwill and Other Intangible Assets
Goodwill

The carrying amount of the Company's goodwill at April 1, 2017 was $41.1 million, which resulted from the acquisition of Evolution Robotics, Inc. The Company's goodwill balance as of January 2, 2016 was $48.8 million, which consisted of the $41.1 million from the acquisition of Evolution Robotics, Inc. and was assigned to the home robots reporting unit and $7.7 million related to the acquisition of Nekton Research, LLC completed in September 2008 and was assigned to the defense and security reporting unit. On April 4, 2016, the Company completed the sale of its defense and security business unit and therefore the goodwill balance assigned to the defense and security business unit was written off during the three months ended July 2, 2016.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name. The estimated useful lives for all of these intangible assets are three to ten years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at April 1, 2017 and December 31, 2016 consisted of the following:

	April 1, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$15,557	$11,343	$26,900	$14,693	$12,207
Trade name	100	100	—	100	100	—
Total	$27,000	$15,657	$11,343	$27,000	$14,793	$12,207
Amortization expense related to acquired intangible assets was $0.9 million and $0.9 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The estimated future amortization expense is expected to be as follows:

(In thousands)
Remainder of 2017	$2,593
2018	3,457
2019	2,818
2020	900
2021	900
Thereafter	675
Total	$11,343

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

10. Restructuring Charges

During the three months ended July 2, 2016, the Company decided to fully exit its remote presence business. As a result, the Company incurred restructuring charges of approximately $1.9 million related to the write-off of certain inventory, workforce reductions and the write-off of certain fixed assets.

The activity for the restructuring programs is presented below:

Three Months Ended
April 1, 2017
(in thousands)
Balance at beginning of period	$188
Charges	—
Utilization	(27)
Balance at end of period	$161

11. Divestiture

On April 4, 2016, the Company completed the sale of the defense and security business unit to iRobot Defense Holdings, Inc., a portfolio company of Arlington Capital Partners. The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. The Company recognized a gain of $0.4 million on the sale of assets. The sale of the defense and security business did not meet the criteria for discontinued operations presentation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results.

The Company and iRobot Defense Holdings, Inc. also entered into a Transition Services Agreement (TSA), pursuant to which the Company continued to perform certain functions on iRobot Defense Holdings Inc.’s behalf during a transition period not to exceed 12 months. The TSA provided for the reimbursement of the Company for direct costs incurred in order to provide such functions and was recorded as a component of other income. The transition period was completed during the three months ended April 1, 2017. The Company recognized approximately $0.1 million of TSA reimbursement during the three months ended April 1, 2017.
12. Subsequent Event

On April 3, 2017, the Company closed its previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation for approximately $18 million in cash, equal to the book value of the acquired assets. The acquisition price is subject to adjustments and will be finalized no later than May 18, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, including our Roomba and Braava products, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,”

“could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as elsewhere in our Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot designs and builds robots that empower people to do more both inside and outside of the home. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
As of April 1, 2017, we had 636 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based products.
On April 3, 2017, we closed the previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) for approximately $18 million in cash, equal to the book value of the acquired assets. The $18 million acquisition price is subject to adjustments and will be finalized no later than May 18, 2017. Through direct control of sales, marketing, branding, channel relationships and customer service, we expect to maintain our leadership position in the consumer-robots market and accelerate growth of our business in Japan.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During the three-month period ended April 1, 2017, strong growth in both the domestic and international markets for consumer products drove increases in our consumer business revenue of 32% as compared to the three-month period ended April 2, 2016. Domestic consumer revenue increased 34% in the three-month period ended April 1, 2017 compared to the three-month period ended April 2, 2016, resulting primarily from successful marketing programs. International consumer revenue increased 29% in the three-month period ended April 1, 2017 compared to the three-month period ended April 2, 2016. The increase was largely driven by the go-to-market transition in China to provide us with more direct control over our e-commerce channel, as well as from successful marketing programs in Europe, the Middle East and Africa. As a result of completing the sale of our defense and security business unit on April 4, 2016, there is no defense and security business unit revenue included in our financial results for the three months ended April 1, 2017, compared to $3.1 million in defense and security business revenue in the three-month period ended April 2, 2016.
During the three-month period ended April 1, 2017, we recorded a net reduction to revenue and income before income taxes of $0.1 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.0 million during the three-month period ended April 2, 2016. The adjustment recorded in the three-month period ended April 2, 2016 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. During the three-month period ended April 1, 2017, we recorded a net benefit to revenue and income before income taxes of $0.5 million related to adjustments to estimated price protection based upon quarterly sales activity, historical experience and customer inventory sell-through.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three month periods ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue	100.0%	100.0%
Cost of revenue	48.2	52.6
Gross margin	51.8	47.4
Operating expenses
Research and development	15.1	15.1
Selling and marketing	13.4	15.2
General and administrative	10.5	12.8
Total operating expenses	39.0	43.1
Operating income	12.8	4.2
Other income, net	—	0.2
Income before income taxes	12.8	4.4
Income tax expense	3.1	1.4
Net income	9.7%	3.0%
Comparison of Three Months Ended April 1, 2017 and April 2, 2016
Revenue

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
		(In thousands)
Total revenue	$168,467	$130,804	$37,663	28.8%
Total revenue for the three months ended April 1, 2017 increased to $168.5 million, or 28.8%, compared to $130.8 million for the three months ended April 2, 2016. Revenue increased approximately $40.6 million, or 31.8%, in our consumer business. For the three months ended April 1, 2017, defense and security business revenue decreased approximately $3.1 million as compared to the three months ended April 2, 2016 as a result of the sale of our defense and security business unit on April 4, 2016.
The $40.6 million increase in revenue from our consumer business for the three months ended April 1, 2017 was driven by a 28.0% increase in total units shipped and increased sales of our higher-priced Roomba 900 series robots as compared to the three months ended April 2, 2016. In the three months ended April 1, 2017, domestic consumer revenue increased $21.6 million, or 34.2%, and international consumer revenue increased $18.9 million, or 29.3%, as compared to the three months ended April 2, 2016. Total consumer robots shipped in the three months ended April 1, 2017 were 704,000 units compared to 550,000 units in the three months ended April 2, 2016.
Cost of Revenue

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total cost of revenue	$81,124	$68,843	$12,281	17.8%
As a percentage of total revenue	48.2%	52.6%
Total cost of revenue increased to $81.1 million in the three months ended April 1, 2017, compared to $68.8 million in the three months ended April 2, 2016. Cost of revenue increased $14.3 million, or 23.6%, in our consumer business. The increase in cost of revenue for the three months ended April 1, 2017 in our consumer business is primarily due to the increase in revenue compared to the three months ended April 2, 2016. For the three months ended April 2, 2016, defense and security business cost of revenue decreased approximately $2.6 million as compared to the three months ended April 2, 2016 as a result of completing the sale of our defense and security business unit on April 4, 2016.
Gross Margin

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$87,343	$61,961	$25,382	41.0%
As a percentage of total revenue	51.8%	47.4%
Gross margin increased $25.4 million, or 41.0%, to $87.3 million (51.8% of revenue) in the three months ended April 1, 2017 from $62.0 million (47.4% of revenue) in the three months ended April 2, 2016. Gross margin as a percentage of revenue in the consumer business increased 3.0 percentage points in the three months ended April 1, 2017 compared to the three months ended April 2, 2016, primarily related to favorable product and region mix.
Research and Development

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total research and development	$25,508	$19,728	$5,780	29.3%
As a percentage of total revenue	15.1%	15.1%
Research and development expenses increased $5.8 million, or 29.3%, to $25.5 million (15.1% of revenue) in the three months ended April 1, 2017 from $19.7 million (15.1% of revenue) in the three months ended April 2, 2016. This increase was primarily attributable to increases in people-related costs of approximately $3.8 million and program spend of approximately $2.8 million, as compared to the three months ended April 2, 2016. These increases were partially offset by the decrease in defense and security headcount and program spend of approximately $1.7 million, as compared to the three months ended April 2, 2016.

Selling and Marketing

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$22,575	$19,940	$2,635	13.2%
As a percentage of total revenue	13.4%	15.2%
Selling and marketing expenses increased by $2.6 million, or 13.2%, to $22.6 million (13.4% of revenue) in the three months ended April 1, 2017 from $19.9 million (15.2% of revenue) in the three months ended April 2, 2016. This increase resulted primarily from increases related to direct marketing spend of $1.8 million and people-related costs of $1.0 million, respectively, compared to the three months ended April 2, 2016.
General and Administrative

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$17,622	$16,764	$858	5.1%
As a percentage of total revenue	10.5%	12.8%
General and administrative expenses increased by $0.9 million, or 5.1%, to $17.6 million (10.5% of revenue) in the three months ended April 1, 2017 from $16.8 million (12.8% of revenue) in the three months ended April 2, 2016. This increase in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 is primarily attributable to increases of $1.6 million in people-related costs, $1.5 million in legal and consulting costs and $1.1 million in integration-related costs associated with the acquisition of SODC. These increases were partially offset by decreases of approximately $2.1 million of costs related to the defense and security business and $1.3 million of one-time costs associated with the proxy contest in 2016, as compared to the three months ended April 2, 2016.
Other Income, Net

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total other income, net	$3	$200	$(197)	(98.5)%
As a percentage of total revenue	—%	0.2%
Other income, net, amounted to $0.0 million and $0.2 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Other income, net, for the three months ended April 1, 2017 consisted of defense and security transition services income of $0.1 million as well as interest income, offset by impairment of a cost-method investment of approximately $0.2 million and by foreign currency losses. Other income, net, for the three-month period ended April 2, 2016 consisted primarily of interest income.
Income Tax Expense

	Three Months Ended
	April 1, 2017	April 2, 2016	Dollar Change	Percent Change
	(In thousands)
Total income tax expense	$5,282	$1,797	$3,485	193.9%
As a percentage of pre-tax income	24.4%	31.4%

We recorded a tax provision of $5.3 million and $1.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The $5.3 million provision for the three months ended April 1, 2017 resulted in an effective income tax rate of 24.4%. The $1.8 million provision for the three months ended April 2, 2016 resulted in an effective income tax rate of 31.4%. The difference between the effective income tax rate of 24.4% for the three months ended April 1, 2017 and 31.4% for the three months ended April 2, 2016 was primarily due to a $1.7 million tax benefit related to recording excess tax benefits of stock-based compensation as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on the first day of the three months ended April 1, 2017.
Liquidity and Capital Resources
At April 1, 2017, our principal sources of liquidity were cash and cash equivalents totaling $235.7 million, short-term investments of $39.9 million and accounts receivable of $47.8 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended April 1, 2017 and April 2, 2016, we spent $3.0 million and $2.4 million, respectively, on capital equipment.
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
As of April 1, 2017, we held cash, cash equivalents and short-term investments of $275.7 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the three-month period ended April 1, 2017, was $26.8 million of which the principal components were our net income of $16.4 million, non-cash charges of $8.1 million, and a net increase in operating assets and liabilities of $2.3 million. The increase in net operating assets and liabilities includes a decrease in accounts receivable (including unbilled revenue) of $25.1 million primarily due to collections of accounts receivable and timing of the billing in respective periods, partially offset by a $22.8 million cash outflow primarily related to an increase of $6.5 million in consumer inventory and a $13.7 million decrease in accounts payable and accrued expenses primarily related to the timing of payments. As of April 1, 2017, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
In the three months ended April 1, 2017, we invested $3.0 million in the purchase of property and equipment, including machinery and tooling for new products. We purchased $3.5 million of marketable securities, while sales and maturities of marketable securities also amounted to $3.5 million. We made strategic investments of $0.5 million in the form of preferred shares.
During the three months ended April 1, 2017, we received $0.7 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 49,251 shares retained by us to cover employee tax withholdings of $2.8 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of April 1, 2017, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of April 1, 2017, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.

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
As of April 1, 2017, we were in compliance with all covenants under the revolving credit facility.
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
As of April 1, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of April 1, 2017, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of April 1, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At April 1, 2017, we had unrestricted cash and cash equivalents of $235.7 million and short term investments of $39.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of April 1, 2017, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At April 1, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chairman & CEO, Russ Campanello, EVP, Human Resources and Corporate Communication, and Glen Weinstein, EVP & Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Amendment #4 to Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, effective as of March 24, 2017

10.2*	Amendment #3 to Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., effective as of February 10, 2017

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 5, 2017	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment #4 to Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, effective as of March 24, 2017

10.2*	Amendment #3 to Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., effective as of February 10, 2017

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith