Form 10-Q
period 2017-07-01
IROBOT CORP
filed 2017-08-04
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2017 was 27,672,237.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2017

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$220,173	$214,523
Short term investments	39,939	39,930
Accounts receivable, net of allowances	37,510	72,909
Unbilled revenue	4,162	139
Inventory	83,247	50,578
Other current assets	14,211	5,591
Total current assets	399,242	383,670
Property and equipment, net	37,108	27,532
Deferred tax assets	35,853	30,585
Goodwill	41,332	41,041
Intangible assets, net	17,645	12,207
Other assets	13,611	12,877
Total assets	$544,791	$507,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,167	$67,281
Accrued expenses	28,167	19,854
Accrued compensation	15,309	21,015
Deferred revenue and customer advances	3,069	4,486
Total current liabilities	112,712	112,636
Long term liabilities	6,282	6,320
Total liabilities	118,994	118,956
Commitments and contingencies (Note 7)
Preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,644,426 and 27,237,870 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	276	272
Additional paid-in capital	174,122	161,885
Retained earnings	251,286	226,950
Accumulated other comprehensive income (loss)	113	(151)
Total stockholders’ equity	425,797	388,956
Total liabilities and stockholders’ equity	$544,791	$507,912
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue	$183,148	$148,696	$351,615	$279,500
Cost of revenue (1)	93,257	79,044	174,381	147,887
Gross margin	89,891	69,652	177,234	131,613
Operating expenses:
Research and development (1)	26,167	18,544	51,675	38,272
Selling and marketing (1)	40,123	29,107	62,698	49,047
General and administrative (1)	19,513	16,143	37,135	32,907
Total operating expenses	85,803	63,794	151,508	120,226
Operating income	4,088	5,858	25,726	11,387
Other income, net	1,686	1,419	1,689	1,619
Income before income taxes	5,774	7,277	27,415	13,006
Income tax (benefit) expense	(2,129)	2,463	3,153	4,260
Net income	$7,903	$4,814	$24,262	$8,746
Net income per share:
Basic	$0.29	$0.18	$0.89	$0.31
Diluted	$0.27	$0.17	$0.85	$0.30
Number of weighted average common shares used in calculations per share
Basic	27,516	27,360	27,410	28,198
Diluted	28,778	27,836	28,581	28,717
 __________________________

(1)	Total stock-based compensation recorded in the three and six months ended July 1, 2017 and July 2, 2016 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of revenue	$251	$150	$477	$371
Research and development	1,147	741	2,246	1,570
Selling and marketing	571	387	1,141	872
General and administrative	2,735	2,708	5,171	5,065
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$7,903	$4,814	$24,262	$8,746
Other comprehensive income:
Net foreign currency translation adjustments	46	—	(6)	—
Net unrealized gains on cash flow hedges, net of tax	221	—	221	—
Net losses on cash flow hedge reclassified into earnings, net of tax	19	—	19	—
Net unrealized gains (losses) on marketable securities, net of tax	(5)	45	30	282
Total comprehensive income	$8,184	$4,859	$24,526	$9,028
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$24,262	$8,746
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	8,815	6,729
Loss on disposal of property and equipment	42	182
Loss on equity method investment	21	—
Impairment on cost method investment	155	—
Gain on sale of business unit	—	(433)
Gain on sale of cost method investment	(1,056)	(634)
Stock-based compensation	9,035	7,878
Deferred income taxes, net	(2,656)	1,602
Tax benefit of excess stock-based compensation deductions	—	(776)
Non-cash director deferred compensation	32	50
Changes in operating assets and liabilities — (use) source
Accounts receivable	22,513	39,202
Unbilled revenue	(4,024)	198
Inventory	(10,820)	2,698
Other assets	(7,478)	(7,432)
Accounts payable	(1,953)	(16,496)
Accrued expenses	5,661	(3,126)
Accrued compensation	(7,606)	(2,717)
Deferred revenue and customer advances	(1,875)	(211)
Long term liabilities	(278)	164
Net cash provided by operating activities	32,790	35,624
Cash flows from investing activities:
Additions of property and equipment	(13,272)	(4,881)
Change in other assets	(911)	(428)
Proceeds from sale of business unit	—	23,520
Cash paid for business acquisition, net of cash acquired	(16,524)	—
Purchases of investments	(7,034)	(9,552)
Sales and maturities of investments	7,000	8,000
Proceeds from sale of cost method investments	1,056	634
Net cash provided by (used in) investing activities	(29,685)	17,293
Cash flows from financing activities:
Proceeds from stock option exercises	5,365	3,143
Income tax withholding payment associated with restricted stock vesting	(2,974)	(1,264)
Stock repurchases	—	(97,021)
Tax benefit of excess stock-based compensation deductions	—	776
Net cash provided by (used in) financing activities	2,391	(94,366)

Effect of exchange rate changes on cash and cash equivalents	154	—
Net increase (decrease) in cash and cash equivalents	5,650	(41,449)
Cash and cash equivalents, at beginning of period	214,523	179,915
Cash and cash equivalents, at end of period	$220,173	$138,466
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,948	$8,619
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$—	$5
Additions of property and equipment included in accounts payable	$2,237	$812
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany accounts and transactions. iRobot has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP).
The accompanying unaudited financial data as of July 1, 2017, and for the three and six months ended July 1, 2017 and July 2, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of July 1, 2017 and results of operations, comprehensive income and cash flows for the periods ended July 1, 2017 and July 2, 2016 have been made. The results of operations, comprehensive income and cash flows for any interim period are not necessarily indicative of the operating results, comprehensive income and cash flows for the full fiscal year or any future periods.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in accounting for business combinations; assumptions used in valuing stock-based compensation instruments, evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual results may differ from the Company’s estimates. The Company bases these estimates and judgments on historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty.
Fiscal Year-End
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, "Stock Compensation – Scope of Modification Accounting", that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective prospectively beginning January 1, 2018, with early adoption permitted. This guidance will apply to

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

any future modifications. The Company does not believe the standard will have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's financial statements. Upon the adoption, the Company elected to account for forfeitures of share-based payments as they occur prospectively.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard will be effective for the Company beginning in the first quarter of 2018. The Company is continuing to evaluate the impact that the adoption of the new revenue recognition standard will have on its consolidated financial statements, but anticipates that the additional disclosure requirements will represent a significant change from current guidance.  The Company currently anticipates adopting the standard using the modified retrospective method.

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
Beginning in the third quarter of 2015, the Company introduced its first connected robot. Each sale of a connected robot represents a multi-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as the Company has not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which the Company expects to provide the upgrades which is the estimated life of the robot.
Sales to retailers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain international distributors. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates, discounts and promotions and price protection at the time the related sale is recorded. The estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. In 2016, the Company began selling to one domestic distributor under an agreement that provides product return privileges. As a result, the Company recognizes revenue from sales to this distributor when the product is resold by the distributor. The estimates and adjustments for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. As of July 1, 2017, the Company had reserves for product returns of $38.3 million, discounts and promotions of $17.9 million and price protection of $4.1 million. As of December 31, 2016, the Company had reserves for product returns of $27.7 million, discounts and promotions of $21.9 million and price protection of $1.5 million.
Prior to the Company's divestiture of the defense and security business unit on April 4, 2016 (see Note 11), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of July 1, 2017, fiscal years 2015 and 2016 are open for audit by the DCAA. In the situation where the Company’s anticipated

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur, rather than applying an estimated forfeiture rate, upon adoption of ASU 2016-09 in the first quarter of 2017.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	(In thousands, except per share amounts)
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$7,903	$4,814	$24,262	$8,746
Weighted-average shares outstanding	27,516	27,360	27,410	28,198
Dilutive effect of employee stock options and restricted shares	1,262	476	1,171	519
Diluted weighted-average shares outstanding	28,778	27,836	28,581	28,717
Basic income per share	$0.29	$0.18	$0.89	$0.31
Diluted income per share	$0.27	$0.17	$0.85	$0.30

Restricted stock units and stock options representing approximately 0.0 million and 0.6 million shares of common stock for the three-month periods ended July 1, 2017 and July 2, 2016, respectively, and approximately 0.0 million and 0.6 million shares of common stock for the six-month periods ended July 1, 2017 and July 2, 2016, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

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

The Company recorded a tax benefit of $2.1 million and a tax provision of $2.5 million for the three months ended July 1, 2017 and July 2, 2016, respectively. The $2.1 million benefit for the three months ended July 1, 2017 resulted in an effective income tax rate of (36.9)%. The $2.5 million provision for the three months ended July 2, 2016 resulted in an effective income tax rate of 33.9%. The difference between the effective income tax rate of (36.9)% for the three months ended July 1, 2017 and 33.9% for the three months ended July 2, 2016 was primarily due to a $4.3 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017.

The Company recorded a tax provision of $3.2 million and $4.3 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The $3.2 million provision for the six months ended July 1, 2017 resulted in an effective income tax rate of 11.5%. The $4.3 million provision for the six months ended July 2, 2016 resulted in an effective income tax rate of 32.8%. The difference between the effective income tax rate of 11.5% for the six months ended July 1, 2017 and 32.8% for the six months ended July 2, 2016 was primarily due to a $6.0 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017.

Financial Instruments and Hedging Activities

The Company utilizes derivative instruments to hedge specific financial risks including foreign exchange risk. The Company does not engage in speculative hedging activity. In order to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other income, net, in the consolidated statements of income. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of income, in revenue. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at July 1, 2017, were as follows:

	Fair Value Measurements as of July 1, 2017
	Level 1	Level 2 (1)	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$132,666	$—	$—
Short term investments
Corporate and government bonds	—	39,939	—
Other current assets
Derivative instruments (Note 6)	—	278	—
Total assets measured at fair value	$132,666	$40,217	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 6)	$—	$19	$—
Total liabilities measured at fair value	$—	$19	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2 (1)	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$156,980	$—	$—
Short term investments
Corporate and government bonds	—	39,930	—
Other current assets
Derivative instruments (Note 6)	—	180	—
Total assets measured at fair value	$156,980	$40,110	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 6)	$—	$43	$—
Total liabilities measured at fair value	$—	$43	$—

(1)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

3. Inventory
Inventory consists of the following:

	July 1, 2017	December 31, 2016
	(In thousands)
Raw materials	$2,855	$4,717
Finished goods	80,392	45,861
	$83,247	$50,578
4. Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). The Company also has restricted stock units outstanding under the 2005 Plan and the 2015 Plan. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of July 1, 2017, there were 1,007,809 shares available for future grant under the 2015 Plan.
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
On June 9, 2017, the Company issued 43,328 time-based restricted stock unit grants to certain employees, including executive officers.
5. Accrued Expenses
Accrued expenses consist of the following:

	July 1, 2017	December 31, 2016
	(In thousands)
Accrued warranty	$10,505	$8,464
Accrued customer deposits and payables	3,893	4,682
Accrued sales and marketing	2,785	404
Accrued federal and state income taxes	2,425	1,059
Accrued sales and other taxes payable	1,739	482
Accrued accounting fees	1,030	686
Accrued rent	610	327
Accrued direct fulfillment costs	555	1,722
Accrued other	4,625	2,028
	$28,167	$19,854

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Accrued compensation consists of the following:

	July 1, 2017	December 31, 2016
	(In thousands)
Accrued bonus	$8,346	$14,226
Accrued other compensation	6,963	6,789
	$15,309	$21,015

6. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of ten months or less. At July 1, 2017 and December 31, 2016, the Company had outstanding cash flow hedges with a total notional value of $38.2 million and $0.0 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At July 1, 2017 and December 31, 2016, we had outstanding economic hedges with a total notional value of $11.6 million and $8.1 million, respectively.
The fair values of derivative instruments are as follows:

		Fair Value
	Classification	July 1, 2017	December 31, 2016
		(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other current assets	$—	$180
Foreign currency forward contracts	Other current assets	277	—
Foreign currency forward contracts	Accrued expenses	19	43
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$—

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows:

		Three Months Ended		Six Months Ended
	Classification	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
		(In thousands)
Gain (loss) recognized in income	Other income, net	$(254)	$6	$(479)	$(374)
The following table reflects the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands):

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

	Effective Portion					Ineffective Portion
	Gain recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	July 1, 2017	July 2, 2016	Classification	July 1, 2017	July 2, 2016	Classification	July 1, 2017	July 2, 2016

Foreign currency forward contracts	$221	$—	Revenue	$(19)	$—	Other income, net	$(5)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended July 1, 2017 and July 2, 2016 were $2.3 million and $1.5 million, respectively, and for the six months ended July 1, 2017 and July 2, 2016 were $3.9 million and $2.9 million, respectively. Future minimum rental payments under operating leases were as follows as of July 1, 2017:

Operating Leases
(In thousands)
Remainder of 2017	$2,620
2018	4,647
2019	4,417
2020	2,334
2021	1,382
Thereafter	2,082
Total minimum lease payments	$17,482
Outstanding Purchase Orders
At July 1, 2017, the Company had outstanding purchase orders aggregating approximately $177.5 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2017 and December 31, 2016, respectively.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranties based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Balance at beginning of period	$8,728	$6,253	$8,464	$6,907
Liability assumed (1)	2,186	—	2,186	—
Provision	1,624	1,918	3,619	2,795
Warranty usage (2)	(2,033)	(1,549)	(3,764)	(3,080)
Balance at end of period	$10,505	$6,622	$10,505	$6,622

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (see Note 9).

(2)
Warranty usage includes costs incurred for warranty obligations and, for the three and six month periods ended July 2, 2016, the release of warranty liabilities associated with the divestiture of the defense and security business unit.

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

8. Industry Segment, Geographic Information and Significant Customers

Prior to completing the sale of the Company's defense and security business (see Note 11), the Company’s reportable segments consisted of the home business unit and the defense and security business unit. Following this divestiture, which was completed on April 4, 2016, the Company now operates as one business segment, consumer robots, the results of which are included in the Company's consolidated statements of income and comprehensive income. The Company's consumer robots products are offered to consumers through a network of retail businesses and one distributor throughout the United States, to various countries through international distributors and retailers, and through the Company's on-line store.
Geographic Information
For the three months ended July 1, 2017 and July 2, 2016, sales to non-U.S. customers accounted for 46.9% and 54.9% of total revenue, respectively, and sales to non-U.S. customers for the six months ended July 1, 2017 and July 2, 2016 accounted for 48.1% and 52.6% of total revenue, respectively.
Significant Customers
For the three months ended July 1, 2017, the Company generated 15.9% of total revenue from one of its domestic retailers (Amazon) and 11.6% of total revenue from a network of affiliated European distributors (Robopolis SAS). For the three months ended July 2, 2016, the Company generated 15.9% and 13.8% of total revenue from its distributor in Japan (Sales On Demand Corporation) and a network of affiliated European distributors (Robopolis SAS), respectively, and 12.2% of total revenue from one of its domestic retailers (Amazon). On April 3, 2017, the Company acquired the iRobot-related distribution business of Sales On Demand Corporation (see Note 9). On July 25, 2017, the Company announced the signing of a definitive agreement to acquire Robopolis SAS (see Note 12).

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

For the six months ended July 1, 2017, the Company generated 12.5% of total revenue from a network of affiliated European distributors (Robopolis SAS) and 12.4% of total revenue from one of its domestic retailers (Amazon). For the six months ended July 2, 2016, the Company generated 13.8% and 13.7% of total revenue from a network of affiliated European distributors (Robopolis SAS) and its distributor in Japan (Sales On Demand Corporation), respectively, and 10.1% of total revenue from one of its domestic retailers (Amazon).

9. Business Combination

On April 3, 2017, the Company closed its previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) for approximately $16.6 million in cash, equal to the book value of the acquired assets.  The acquisition will better enable the Company to maintain its leadership position and accelerate the growth of its business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands the Company's presence and customer outreach opportunities in Japan. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations for this acquisition have been included in our operating results since the acquisition date. The Company has not separately presented revenue or the results of operations for this acquisition, from the date of acquisition, as the impact is neither material nor significant to the consolidated financial results. The Company has also not furnished pro forma financial information related to this acquisition because such information is not material, individually or in the aggregate, to the financial results.

The following table summarizes the allocation of the purchase price (in thousands):

Cash	$125
Accounts receivable, net (1)	(12,928)
Inventories	21,849
Other assets	2,067
Deferred tax assets, net	1,748
Goodwill	290
Intangible assets	8,640
Total assets acquired	21,791

Accrued expenses and other current liabilities	(4,450)
Other liabilities	(691)
Total liabilities assumed	(5,141)
Net assets acquired	$16,650

(1) The accounts receivable balance reflects reserves for product returns, discounts and promotions assumed as part of the acquisition.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Useful Life	Fair Value
		(in thousands)
Customer relationships	13 Years	$4,490
Reacquired distribution rights	9 Months	4,150
Total		$8,640

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

10. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill was $41.3 million and $41.1 million at July 1, 2017 and December 31, 2016, respectively. The increase of goodwill during the period was related to the acquisition of the iRobot-related distribution business of SODC (see Note 9) in April 2017.
Other Intangible Assets
Other intangible assets include the value assigned to completed technology and a trade name acquired with the acquisition of Evolution Robotics, and the value assigned to customer relationships and the reacquired distribution rights acquired with the acquisition of the iRobot-related distribution business of SODC. The estimated useful lives for all of these intangible assets are nine months to thirteen years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized.
Intangible assets at July 1, 2017 and December 31, 2016 consisted of the following:

	July 1, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$16,422	$10,478	$26,900	$14,693	$12,207
Tradename	100	100	—	100	100	—
Customer relationships	4,490	90	4,400	—	—	—
Reacquired distribution rights	4,150	1,383	2,767	—	—	—
Total	$35,640	$17,995	$17,645	$27,000	$14,793	$12,207
Amortization expense related to acquired intangible assets was $2.3 million and $0.9 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Amortization expense related to acquired intangible assets was $3.2 million and $1.7 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The estimated future amortization expense is expected to be as follows (in thousands):

Remainder of 2017	$4,664
2018	3,803
2019	3,163
2020	1,245
2021	1,245
Thereafter	3,525
Total	$17,645

11. Divestiture

On April 4, 2016, the Company completed the sale of its defense and security business unit to iRobot Defense Holdings, Inc., a portfolio company of Arlington Capital Partners. The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. The Company recognized a gain of $0.4 million on the sale of assets. The sale of its defense and security business did not meet the criteria for discontinued operations presentation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

12. Subsequent Events

On July 5, 2017, the Company entered into an amendment to the lease for the Company's corporate headquarters. The amendment provides for, among other things, the expansion of space at the property and a right of first refusal for additional space at the property, as and when it becomes available for lease. The amendment also extends the term of the lease for an additional ten years, commencing on May 1, 2020 and expiring on April 30, 2030, with options to further extend past the expiration of the renewal term.

On July 25, 2017, the Company announced the signing of a definitive agreement to acquire its largest European distributor, Robopolis SAS (Robopolis). The Company will acquire the business for approximately $141.0 million in cash, subject to customary purchase price adjustments set forth in the share purchase agreement, including an increase for the amount of cash on the Robopolis balance sheet at closing, a decrease for indebtedness assumed by the Company and adjustments for working capital of Robopolis as of the closing date. The Company anticipates that the acquisition will enhance its distribution network, ensure global brand consistency and better serve the needs of European consumers. The Company expects to drive continued growth in the region through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. The acquisition is expected to close in the fourth quarter of 2017, subject to the completion of customary closing conditions and receipt of required antitrust approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, including our Roomba and Braava products, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, the anticipated timing and impact of our acquisition of Robopolis, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of July 1, 2017, we had 760 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
On April 3, 2017, we closed the previously-announced acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC). The final purchase price, equal to the book value of the acquired assets, was $16.6 million. Through direct control of sales, marketing, branding, channel relationships and customer service, we expect to maintain our leadership position in the consumer-robots market and accelerate growth of our business in Japan.
On July 25, 2017, we announced the signing of a definitive agreement to acquire our largest European distributor, Robopolis SAS (Robopolis). The aggregate purchase price for the acquisition will be approximately $141.0 million in cash, subject to customary purchase price adjustments set forth in the share purchase agreement, including an increase for the amount of cash on the Robopolis balance sheet at closing, a decrease for indebtedness assumed by the Company and adjustments for working capital of Robopolis as of the closing date. We anticipate that the acquisition will enhance our distribution network, ensure global brand consistency and better serve the needs of European consumers. We expect to drive continued growth in the region through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. The acquisition is expected to close in the fourth quarter of 2017, subject to the completion of customary closing conditions and receipt of required antitrust approvals.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.

During the six-month period ended July 1, 2017, we launched the Roomba 890 and 690, which are our lower price point robots that provide Wi-Fi connectivity. During the six-month period ended July 2, 2016, we launched the Braava jet mopping robot. The Braava jet was available on our website and retail locations in the U.S during the second quarter of 2016, and became available in China, Japan and EMEA in the third quarter of 2016.
During the three- and six-month periods ended July 1, 2017, strong growth in both the domestic and international markets for consumer products drove increases in our consumer business revenue of 23.7% and 27.4% as compared to the three- and six-month periods ended July 2, 2016. Domestic consumer revenue increased 46.4% and 40.5% in the three- and-six month periods ended July 1, 2017 compared to the three- and six-month periods ended July 2, 2016, resulting primarily from successful marketing programs. International consumer revenue increased 5.2% and 15.8% in the three- and six-month periods ended July 1, 2017 compared to the three- and six-month periods ended July 2, 2016, largely driven by the go-to-market transition in China to provide us with more direct control over our e-commerce channel.
During the three-month period ended July 1, 2017, we recorded a net benefit to revenue and income before income taxes of $0.5 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $1.2 million during the three-month period ended July 2, 2016. During the six-month period ended July 1, 2017, we recorded a net benefit to revenue and income before income taxes of $0.5 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $2.2 million during the six-month period ended July 2, 2016. The adjustments recorded in the three- and six-month periods ended July 1, 2017 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. The adjustments recorded in the three- and six-month periods ended July 2, 2016 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, as well as the transition of a customer to a contractual fixed rate of return.
During the three-month period ended July 1, 2017, we recorded a net reduction to revenue and income before income taxes of $0.4 million related to adjustments to estimated price protection based upon quarterly sales activity, historical experience and customer inventory sell-through and $2.0 million related to customer-specific price protection. During the six-month period ended July 1, 2017, we recorded a net benefit to revenue and income before income taxes of $0.3 million related to adjustments to estimated price protection based upon quarterly sales activity, historical experience and customer inventory sell-through and a net reduction to revenue of $2.1 million related to customer-specific price protection.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition (specifically sales returns and other allowances); valuation allowances; assumptions used in valuing goodwill and intangible assets; assumptions used in accounting for business combinations; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and six month periods ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.9	53.2	49.6	52.9
Gross margin	49.1	46.8	50.4	47.1
Operating expenses
Research and development	14.3	12.5	14.7	13.7
Selling and marketing	21.9	19.6	17.8	17.5
General and administrative	10.7	10.8	10.6	11.8
Total operating expenses	46.9	42.9	43.1	43.0
Operating income	2.2	3.9	7.3	4.1
Other expense, net	1.0	1.0	0.5	0.6
Income before income taxes	3.2	4.9	7.8	4.7
Income tax (benefit) expense	(1.1)	1.7	0.9	1.6
Net income	4.3%	3.2%	6.9%	3.1%
Comparison of Three and Six Months Ended July 1, 2017 and July 2, 2016
Revenue

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$183,148	$148,696	$34,452	23.2%	$351,615	$279,500	$72,115	25.8%
Total revenue for the three months ended July 1, 2017 increased to $183.1 million, or 23.2%, compared to $148.7 million for the three months ended July 2, 2016. Revenue increased approximately $35.0 million, or 23.7%, in our consumer business.
The $35.0 million increase in revenue from our consumer business for the three months ended July 1, 2017 was driven by an 11.1% increase in total units shipped and a 14.6% increase in average selling price as compared to the three months ended July 2, 2016. In the three months ended July 1, 2017, domestic consumer revenue increased $30.8 million, or 46.4%, and international consumer revenue increased $4.2 million, or 5.2%, as compared to the three months ended July 2, 2016. Total consumer robots shipped in the three months ended July 1, 2017 were approximately 749,000 units compared to approximately 674,000 units in the three months ended July 2, 2016. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 series robots, as well as increased sales of our Braava jet, which was not available in all regions until the third quarter of 2016.
Total revenue for the six months ended July 1, 2017 increased to $351.6 million, or 25.8%, compared to $279.5 million for the six months ended July 2, 2016. Revenue increased approximately $75.6 million, or 27.4%, in our consumer business. For the six months ended July 1, 2017, defense and security business revenue decreased approximately $3.1 million as compared to the six months ended July 2, 2016 as a result of the sale of our defense and security business unit on April 4, 2016.
The $75.6 million increase in revenue from our consumer business for the six months ended July 1, 2017 was driven by an 18.7% increase in units shipped and a 7.7% increase in average selling price as compared to the six months ended July 2, 2016. In the six months ended July 1, 2017, domestic consumer revenue increased $52.5 million, or 40.5%, and international consumer revenue increased $23.1 million, or 15.8%, as compared to the six months ended July 2, 2016. Total consumer robots shipped in the six months ended July 1, 2017 were approximately 1,453,000 units compared to approximately 1,224,000 units in the six months ended July 2, 2016. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 series robots, as well as increased sales of our Braava jet, which was not available in all regions until the third quarter of 2016.
Cost of Revenue

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$93,257	$79,044	$14,213	18.0%	$174,381	$147,887	$26,494	17.9%
As a percentage of total revenue	50.9%	53.2%			49.6%	52.9%
Total cost of revenue increased to $93.3 million in the three months ended July 1, 2017, compared to $79.0 million in the three months ended July 2, 2016. Cost of revenue increased $14.5 million, or 20.0%, in our consumer business. The increase in cost of revenue for the three months ended July 1, 2017 in our consumer business is primarily due to the increase in revenue compared to the three months ended July 2, 2016, as well as the impact from our acquisition of the iRobot-related distribution business of SODC in April 2017.
Total cost of revenue increased to $174.4 million in the six months ended July 1, 2017, compared to $147.9 million in the six months ended July 2, 2016. Cost of revenue increased $28.8 million, or 21.6%, in our consumer business. The increase in cost of revenue for the six months ended July 1, 2017 in our consumer business is primarily due to the increase in revenue compared to the six months ended July 2, 2016, as well as the impact from our acquisition of the iRobot-related distribution business of SODC in April 2017. For the six months ended July 1, 2017, defense and security business cost of revenue decreased approximately $2.6 million as compared to the six months ended July 2, 2016 as a result of completing the sale of our defense and security business unit on April 4, 2016.
Gross Margin

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$89,891	$69,652	$20,239	29.1%	$177,234	$131,613	$45,621	34.7%
As a percentage of total revenue	49.1%	46.8%			50.4%	47.1%
Gross margin increased $20.2 million, or 29.1%, to $89.9 million (49.1% of revenue) in the three months ended July 1, 2017 from $69.7 million (46.8% of revenue) in the three months ended July 2, 2016. Gross margin as a percentage of revenue in the consumer business increased 1.5 percentage points for the three months ended July 1, 2017 compared to the three months ended July 2, 2016, primarily related to favorable product and region mix, partially offset by the impact from our acquisition of the iRobot-related distribution business of SODC including amortization of acquired intangibles.
Gross margin increased $45.6 million, or 34.7%, to $177.2 million (50.4% of revenue) in the six months ended July 1, 2017 from $131.6 million (47.1% of revenue) in the six months ended July 2, 2016. Gross margin as a percentage of revenue in the consumer business increased 2.2 percentage points for the six months ended July 1, 2017 compared to the six months ended July 2, 2016, primarily as a result of favorable product mix in the six months ended July 1, 2017 compared to the six months ended July 2, 2016.

Research and Development

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$26,167	$18,544	$7,623	41.1%	$51,675	$38,272	$13,403	35.0%
As a percentage of total revenue	14.3%	12.5%			14.7%	13.7%
Research and development expenses increased $7.6 million, or 41.1%, to $26.2 million (14.3% of revenue) in the three months ended July 1, 2017 from $18.5 million (12.5% of revenue) in the three months ended July 2, 2016. This increase was primarily attributable to higher people-related costs of approximately $4.9 million and program spend of approximately $2.4 million.
Research and development expenses increased $13.4 million, or 35.0%, to $51.7 million (14.7% of revenue) in the six months ended July 1, 2017 from $38.3 million (13.7% of revenue) in the six months ended July 2, 2016. This increase was primarily attributable to higher people-related costs of approximately $7.7 million and program spend of approximately $5.2 million.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$40,123	$29,107	$11,016	37.8%	$62,698	$49,047	$13,651	27.8%
As a percentage of total revenue	21.9%	19.6%			17.8%	17.5%
Selling and marketing expenses increased by $11.0 million, or 37.8%, to $40.1 million (21.9% of revenue) in the three months ended July 1, 2017 from $29.1 million (19.6% of revenue) in the three months ended July 2, 2016. This increase was primarily driven by higher direct marketing spend of $8.5 million and people-related costs of $1.5 million, including the impact from our acquisition of the iRobot-related distribution business of SODC, compared to the three months ended July 2, 2016.
Selling and marketing expenses increased by $13.7 million, or 27.8%, to $62.7 million (17.8% of revenue) in the six months ended July 1, 2017 from $49.0 million (17.5% of revenue) in the six months ended July 2, 2016. This increase was primarily driven by higher direct marketing spend of $10.8 million, people-related costs of $1.6 million and customer service costs of $1.2 million compared to the six months ended July 2, 2016.
General and Administrative

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$19,513	$16,143	$3,370	20.9%	$37,135	$32,907	$4,228	12.8%
As a percentage of total revenue	10.7%	10.8%			10.6%	11.8%
General and administrative expenses increased by $3.4 million, or 20.9%, to $19.5 million (10.7% of revenue) in the three months ended July 1, 2017 from $16.1 million (10.8% of revenue) in the three months ended July 2, 2016. This increase was attributable to higher people-related costs of $1.4 million and legal and consulting costs of $1.3 million.
General and administrative expenses increased by $4.2 million, or 12.8%, to $37.1 million (10.6% of revenue) in the six months ended July 1, 2017 from $32.9 million (11.8% of revenue) in the six months ended July 2, 2016. This increase was attributable to higher people-related costs of $1.6 million and legal and consulting costs of $1.2 million.

Other Income, Net

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income, net	$1,686	$1,419	$267	18.8%	$1,689	$1,619	$70	4.3%
As a percentage of total revenue	1.0%	1.0%			0.5%	0.6%
Other income, net, amounted to $1.7 million and $1.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Other income, net, amounted to $1.7 million and $1.6 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Other income, net for the three and six months ended July 1, 2017 consisted of a $1.1 million earn-out payment received from a sold cost method investment as well as interest income and foreign currency exchange gains. Other income, net for the three and six months ended July 2, 2016 consisted of a gain on sale of cost method investment of $0.6 million, a gain on the sale of its defense and security business unit of $0.4 million, transition services income of $0.4 million as well as interest income.
Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	Dollar Change	Percent Change	July 1, 2017	July 2, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax (benefit) expense	$(2,129)	$2,463	$(4,592)	(186.4)%	$3,153	$4,260	$(1,107)	(26.0)%
As a percentage of pre-tax income	(36.9)%	33.9%			11.5%	32.8%
We recorded a tax benefit of $2.1 million and a tax provision on $2.5 million for the three months ended July 1, 2017 and July 2, 2016, respectively. The $2.1 million benefit for the three months ended July 1, 2017 resulted in an effective income tax rate of (36.9)%. The $2.5 million provision for the three months ended July 2, 2016 resulted in an effective income tax rate of 33.9%. The difference between the effective income tax rate of (36.9)% for the three months ended July 1, 2017 and 33.9% for the three months ended July 2, 2016 was primarily due to a $4.3 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017.
We recorded a tax provision of $3.2 million and $4.3 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The $3.2 million provision for the six months ended July 1, 2017 resulted in an effective income tax rate of 11.5%. The $4.3 million provision for the six months ended July 2, 2016 resulted in an effective income tax rate of 32.8%. The difference between the effective income tax rate of 11.5% for the six months ended July 1, 2017 and 32.8% for the six months ended July 2, 2016 was primarily due to a $6.0 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017.
Liquidity and Capital Resources
At July 1, 2017, our principal sources of liquidity were cash and cash equivalents totaling $220.2 million, short-term investments of $39.9 million and accounts receivable of $37.5 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended July 1, 2017 and July 2, 2016, we spent $13.3 million and $4.9 million, respectively, on capital equipment.
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

As of July 1, 2017, we held cash, cash equivalents and short-term investments of $260.1 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the six-month period ended July 1, 2017, was $32.8 million of which the principal components were our net income of $24.3 million and non-cash charges of $14.4 million, partially offset by a net increase in operating assets and liabilities of $5.9 million. The increase in net operating assets and liabilities includes an increase in inventory of $10.8 million, an increase in other assets of $7.5 million and a decrease in accounts payable and accrued expenses of $3.9 million primarily related to the timing of payments, partially offset by a decrease in accounts receivable (including unbilled revenue) of $18.5 million primarily due to collections of accounts receivable and timing of the billing in respective periods. As of July 1, 2017, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
During the six months ended July 1, 2017, we acquired SODC for $16.5 million, net of cash acquired, and invested $13.3 million in the purchase of property and equipment, including machinery and tooling for new products. We also purchased $7.0 million of marketable securities, while sales and maturities of marketable securities amounted to $7.0 million. In addition, we received an earn-out payment of $1.1 million from a sold cost method investment.
During the six months ended July 1, 2017, we received $5.4 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 51,229 shares retained by us to cover employee tax withholdings of $3.0 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of July 1, 2017, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of July 1, 2017, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of July 1, 2017, we were in compliance with all covenants under the revolving credit facility.
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
As of July 1, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of July 1, 2017, we were in compliance with all covenants under the revolving letter of credit facility.
Working Capital and Capital Expenditure Needs
On July 25, 2017, we announced the signing of a definitive agreement to acquire our largest European distributor, Robopolis, for approximately $141.0 million in cash. The acquisition is expected to close in the fourth quarter of 2017. Except for the pending acquisition, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments generally consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for materials. Other obligations primarily consist of software licensing arrangements.
Off-Balance Sheet Arrangements
As of July 1, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At July 1, 2017, we had unrestricted cash and cash equivalents of $220.2 million and short term investments of $39.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of July 1, 2017, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At July 1, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.

Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including Japanese Yen Canadian Dollars, Chinese Yuan Renmimbi and Euros. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
In addition to international business conducted in foreign currencies, we have a significant amount of international revenue denominated in U.S. Dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales, primarily in Japanese Yen. At July 1, 2017 and December 31, 2016, we had outstanding cash flow hedges with a total notional value of $38.2 million and $0.0 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At July 1, 2017 and December 31, 2016, we had outstanding economic hedges with a total notional value of $11.6 million and $8.1 million, respectively.
A hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

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

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, CEO and Russell J. Campanello, EVP, Human Resources & Corporate Communication) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

Exhibit Number	Description
10.1	iRobot Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Annex B of the Definitive Proxy Statement of iRobot Corporation filed on April 17, 2017)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 4, 2017	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	iRobot Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Annex B of the Definitive Proxy Statement of iRobot Corporation filed on April 17, 2017)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith