Form 10-Q
period 2017-09-30
IROBOT CORP
filed 2017-11-03
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 30, 2017 was 27,874,550.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$241,786	$214,523
Short term investments	36,442	39,930
Accounts receivable, net of allowances	76,956	72,909
Unbilled revenue	1,668	139
Inventory	92,813	50,578
Other current assets	18,395	5,591
Total current assets	468,060	383,670
Property and equipment, net	37,093	27,532
Deferred tax assets	35,088	30,585
Goodwill	41,041	41,041
Intangible assets, net	15,315	12,207
Other assets	14,064	12,877
Total assets	$610,661	$507,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,798	$67,281
Accrued expenses	28,949	19,854
Accrued compensation	23,773	21,015
Deferred revenue and customer advances	4,607	4,486
Total current liabilities	146,127	112,636
Long term liabilities	8,042	6,320
Total liabilities	154,169	118,956
Commitments and contingencies (Note 7)
Preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,874,351 and 27,237,870 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	279	272
Additional paid-in capital	182,786	161,885
Retained earnings	273,368	226,950
Accumulated other comprehensive income (loss)	59	(151)
Total stockholders’ equity	456,492	388,956
Total liabilities and stockholders’ equity	$610,661	$507,912
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue	$205,399	$168,610	$557,014	$448,110
Cost of revenue (1)	103,016	87,550	277,397	235,437
Gross margin	102,383	81,060	279,617	212,673
Operating expenses:
Research and development (1)	28,843	19,672	80,518	57,944
Selling and marketing (1)	28,646	17,925	91,344	66,972
General and administrative (1)	21,002	16,012	58,137	48,919
Total operating expenses	78,491	53,609	229,999	173,835
Operating income	23,892	27,451	49,618	38,838
Other income, net	2,601	523	4,290	2,142
Income before income taxes	26,493	27,974	53,908	40,980
Income tax expense	4,411	8,462	7,565	12,722
Net income	$22,082	$19,512	$46,343	$28,258
Net income per share:
Basic	$0.80	$0.72	$1.68	$1.01
Diluted	$0.76	$0.70	$1.61	$0.99
Number of weighted average common shares used in calculations per share
Basic	27,739	27,237	27,520	27,878
Diluted	28,916	27,778	28,719	28,423
 __________________________

(1)	Total stock-based compensation recorded in the three and nine months ended September 30, 2017 and October 1, 2016 included in the above figures breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of revenue	$274	$184	$751	$555
Research and development	1,261	1,028	3,508	2,598
Selling and marketing	728	444	1,869	1,316
General and administrative	2,771	2,247	7,941	7,312
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$22,082	$19,512	$46,343	$28,258
Other comprehensive income:
Net foreign currency translation adjustments	3	—	(3)	—
Net unrealized gains (losses) on cash flow hedges, net of tax	(95)	—	126	—
Net losses on cash flow hedge reclassified into earnings, net of tax	17	—	36	—
Net unrealized gains (losses) on marketable securities, net of tax	21	(66)	51	216
Total comprehensive income	$22,028	$19,446	$46,553	$28,474
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$46,343	$28,258
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	14,523	10,171
Loss on disposal of property and equipment	46	205
Loss on equity method investment	32	—
Impairment on cost method investment	155	—
Gain on sale of business unit	—	(433)
Gain on sale of cost method investment	(1,056)	(634)
Gain on business acquisition	(2,243)	—
Stock-based compensation	14,069	11,781
Deferred income taxes, net	(3,226)	6,314
Tax benefit of excess stock based compensation deductions	—	(1,115)
Non-cash director deferred compensation	49	66
Changes in operating assets and liabilities — (use) source
Accounts receivable	(9,429)	30,781
Unbilled revenue	(1,528)	198
Inventory	(23,944)	(11,472)
Other assets	(11,099)	(1,579)
Accounts payable	20,824	(2,261)
Accrued expenses	6,085	(2,046)
Accrued compensation	949	1,990
Deferred revenue and customer advances	(965)	(193)
Long term liabilities	1,513	(2,997)
Net cash provided by operating activities	51,098	67,034
Cash flows from investing activities:
Additions of property and equipment	(16,630)	(8,352)
Change in other assets	(1,374)	(435)
Proceeds from sale of business unit	—	23,520
Cash paid for business acquisition, net of cash acquired	(16,524)	—
Purchases of investments	(7,034)	(16,556)
Sales and maturities of investments	10,500	11,502
Proceeds from sale of cost method investment	1,056	634
Net cash provided by (used in) investing activities	(30,006)	10,313
Cash flows from financing activities:
Proceeds from stock option exercises	8,990	4,496
Income tax withholding payment associated with restricted stock vesting	(2,974)	(1,300)
Stock repurchases	—	(97,021)
Tax benefit of excess stock-based compensation deductions	—	1,115
Net cash provided by (used in) financing activities	6,016	(92,710)
Effect of exchange rate changes on cash and cash equivalents	155	—
Net increase (decrease) in cash and cash equivalents	27,263	(15,363)
Cash and cash equivalents, at beginning of period	214,523	179,915
Cash and cash equivalents, at end of period	$241,786	$164,552
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,338	$11,818
Non-cash investing and financing activities:
Transfer of inventory to property and equipment	$—	$5
Additions of property and equipment included in accounts payable	$2,058	$694
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
The accompanying unaudited financial data as of September 30, 2017, and for the three and nine months ended September 30, 2017 and October 1, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017.
In the opinion of management, all adjustments necessary to state fairly the Company's statement of financial position as of September 30, 2017 and results of operations, comprehensive income and cash flows for the periods ended September 30, 2017 and October 1, 2016 have been made. The results of operations, comprehensive income and cash flows for any interim period are not necessarily indicative of the operating results, comprehensive income and cash flows for the full fiscal year or any future periods.
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
Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging," that was created to better align accounting rules with a company’s risk management activities, better reflect the economic results of hedging in the financial statements, and simplify hedge accounting treatment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation – Scope of Modification Accounting," that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective prospectively beginning January 1, 2018, with early adoption permitted. This guidance will apply to any future modifications. The Company does not believe the standard will have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. As of the adoption date, this standard did not have a material impact on the Company's consolidated financial statements. Upon the adoption, the Company elected to account for forfeitures of share-based payments as they occur prospectively. For the three and nine months ended September 30, 2017, the Company recorded a tax benefit of $4.7 million and $10.7 million, respectively, related to share-based compensation in accordance with ASU 2016-09.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. In July 2015, the FASB voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 17, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard will be effective for the Company beginning in the first quarter of 2018. The Company will adopt the standard using the modified retrospective method.

The Company has and is continuing to conduct a comprehensive analysis of the provisions of the new standard and the impact it will have on the Company's processes, policies, and consolidated financial statements. The Company is currently finalizing its conclusions on the number of its performance obligations. Once the Company has concluded, it will finalize the standalone selling price for each performance obligation and assess the allocation of discounts and variable consideration to each. The new revenue standard is expected to have a minor impact on the timing of revenue recognized in the Company’s consolidated financial statements.

The Company does not expect the provisions of the new standard to impact the manner in which it treats certain costs to fulfill contracts (i.e., shipping and handling costs) and costs to acquire new contracts (i.e., commissions). Under the new standard, the Company will elect the practical expedient on shipping and handling costs and continue to treat these costs as fulfillment costs and expense as incurred. Further, commissions will continue to be expensed as incurred as the impact to the consolidated financial statements is immaterial. The new standard will also result in enhanced revenue related disclosures.

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
Sales to retailers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain international distributors. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates, and price protection, as well as discounts and promotions, at the time the related sale is recorded. The estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. In 2016, the Company began selling to one domestic distributor under an agreement that provides product return privileges. As a result, the Company recognizes revenue from sales to this distributor when the product is resold by the distributor. The estimates and adjustments for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. As of September 30, 2017, the Company had reserves for product returns of $28.4 million, discounts and promotions of $20.0 million and price protection of $3.2 million. As of December 31, 2016, the Company had reserves for product returns of $27.7 million, discounts and promotions of $21.9 million and price protection of $1.5 million.
Prior to the Company's divestiture of the defense and security business unit on April 4, 2016 (see Note 11), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submits final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of September 30, 2017, fiscal years 2015 and 2016 are open for audit by the DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation costs will be subsequently adjusted for assumptions of achievement during the period in which the assumption of achievement changes, as applicable. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur, rather than applying an estimated forfeiture rate, following its adoption of ASU 2016-09 in the first quarter of 2017.
Net Income Per Share
The following table presents the calculation of both basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	(In thousands, except per share amounts)
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$22,082	$19,512	$46,343	$28,258
Basic weighted-average shares outstanding	27,739	27,237	27,520	27,878
Dilutive effect of employee stock options and restricted shares	1,177	541	1,199	545
Diluted weighted-average shares outstanding	28,916	27,778	28,719	28,423
Basic income per share	$0.80	$0.72	$1.68	$1.01
Diluted income per share	$0.76	$0.70	$1.61	$0.99

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Restricted stock units and stock options representing approximately 0.0 million and 0.5 million shares of common stock for the three-month periods ended September 30, 2017 and October 1, 2016, respectively, and approximately 0.0 million and 0.6 million shares of common stock for the nine-month periods ended September 30, 2017 and October 1, 2016, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.
Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter, the Company considers future reversals of existing taxable temporary differences, estimated future taxable income and taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. The Company's income tax provision and its assessment of the ability to realize its deferred tax assets involve significant judgments and estimates. As of September 30, 2017 and December 31, 2016, the Company did not record a valuation allowance against its deferred tax assets.

The Company recorded a tax provision of $4.4 million and $8.5 million for the three months ended September 30, 2017 and October 1, 2016, respectively. The $4.4 million provision for the three months ended September 30, 2017 resulted in an effective income tax rate of 16.6%. The $8.5 million provision for the three months ended October 1, 2016 resulted in an effective income tax rate of 30.2%. The difference between the effective income tax rate of 16.6% for the three months ended September 30, 2017 and 30.2% for the three months ended October 1, 2016 was primarily due to a $4.7 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017, and the jurisdictional mix of earnings.

The Company recorded a tax provision of $7.6 million and $12.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The $7.6 million provision for the nine months ended September 30, 2017 resulted in an effective income tax rate of 14.0%. The $12.7 million provision for the nine months ended October 1, 2016 resulted in an effective income tax rate of 31.0%. The difference between the effective income tax rate of 14.0% for the nine months ended September 30, 2017 and 31.0% for the nine months ended October 1, 2016 was primarily due to a $10.7 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017, and the jurisdictional mix of earnings.

The statute of limitations for examinations by the Internal Revenue Service is closed for tax years prior to 2014.

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
Notes to Consolidated Financial Statements - (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017, were as follows:

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2 (1)	Level 3
	(In thousands)
Description
Assets:
Cash and cash equivalents
Money market funds	$10,998	$—	$—
Short term investments
Corporate and government bonds	—	36,442	—
Other current assets
Derivative instruments (Note 6)	—	849	—
Total assets measured at fair value	$10,998	$37,291	$—

Liabilities:
Accrued expenses
Derivative instruments (Note 6)	$—	$315	$—
Total liabilities measured at fair value	$—	$315	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2 (1)	Level 3
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

3. Inventory
Inventory consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$2,928	$4,717
Finished goods	89,885	45,861
	$92,813	$50,578
4. Stock Option Plans and Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). The Company also has restricted stock units outstanding under the 2005 Plan and the 2015 Plan. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. The grant of any full value award (e.g., restricted stock units) under the 2015 Plan is counted against the share reserve for future grants under the 2015 Plan as 1.61 shares for every one share actually subject to such award. As of September 30, 2017, there were 895,418 shares available for future grant under the 2015 Plan.
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
On September 8, 2017, the Company issued 79,300 time-based restricted stock unit grants to certain employees.
5. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued warranty	$10,279	$8,464
Accrued sales and other taxes payable	5,569	482
Accrued customer deposits and payables	3,016	4,682
Accrued sales and marketing	2,911	404
Accrued accounting fees	1,030	686
Accrued direct fulfillment costs	634	1,722
Accrued federal and state income taxes	476	1,059
Accrued other	5,034	2,355
	$28,949	$19,854

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Accrued compensation consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued bonus	$15,079	$14,226
Accrued other compensation	8,694	6,789
	$23,773	$21,015

6. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of ten months or less. At September 30, 2017 and December 31, 2016, the Company had outstanding cash flow hedges with a total notional value of $17.7 million and $0.0 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At September 30, 2017 and December 31, 2016, we had outstanding economic hedges with a total notional value of $27.5 million and $8.1 million, respectively.
The fair values of derivative instruments are as follows:

		Fair Value
	Classification	September 30, 2017	December 31, 2016
		(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other current assets	$—	$180
Foreign currency forward contracts	Other current assets	711	—
Foreign currency forward contracts	Accrued expenses	315	43
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$138	$—

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows:

		Three Months Ended		Nine Months Ended
	Classification	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
		(In thousands)
Gain (loss) recognized in income	Other income, net	$9	$(18)	$(495)	$(392)

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The following tables reflect the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the three and nine months ended September 30, 2017 and October 1, 2016 (in thousands):

	Effective Portion					Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Three months ended			Three months ended			Three months ended
	September 30, 2017	October 1, 2016	Classification	September 30, 2017	October 1, 2016	Classification	September 30, 2017	October 1, 2016

Foreign currency forward contracts	$(21)	$—	Revenue	$(39)	$—	Other income, net	$—	$—

	Effective Portion					Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Nine months ended			Nine months ended			Nine months ended
	September 30, 2017	October 1, 2016	Classification	September 30, 2017	October 1, 2016	Classification	September 30, 2017	October 1, 2016

Foreign currency forward contracts	$200	$—	Revenue	$(58)	$—	Other income, net	$(5)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

7. Commitments and Contingencies
Lease Obligations
Rental expense under operating leases for the three months ended September 30, 2017 and October 1, 2016 were $2.2 million and $1.6 million, respectively, and for the nine months ended September 30, 2017 and October 1, 2016 were $6.1 million and $4.4 million, respectively. Future minimum rental payments under operating leases were as follows as of September 30, 2017:

Operating Leases
(In thousands)
Remainder of 2017	$1,287
2018	5,279
2019	5,146
2020	5,120
2021	5,259
Thereafter	39,275
Total minimum lease payments	$61,366

During the three months ended September 30, 2017, the Company amended its lease for its corporate headquarters and extended the lease term until 2030.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Outstanding Purchase Orders
At September 30, 2017, the Company had outstanding purchase orders aggregating approximately $181.2 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranties based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 5) in the accompanying balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Balance at beginning of period	$10,505	$6,622	$8,464	$6,907
Liability assumed (1)	—	—	2,186	—
Provision	2,433	2,823	6,051	5,619
Warranty usage (2)	(2,659)	(1,598)	(6,422)	(4,679)
Balance at end of period	$10,279	$7,847	$10,279	$7,847

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (see Note 9).

(2)
Warranty usage includes costs incurred for warranty obligations and, for the nine month period ended October 1, 2016, the release of warranty liabilities associated with the divestiture of the defense and security business unit.

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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

included in the Company's consolidated statements of income and comprehensive income. The Company's consumer robots products are offered to consumers through a network of retail businesses and one distributor throughout the United States, to various countries through international distributors and retailers, and through the Company's on-line store.
Geographic Information
For the three months ended September 30, 2017 and October 1, 2016, sales to non-U.S. customers accounted for 57.3% and 60.9% of total revenue, respectively, and sales to non-U.S. customers for the nine months ended September 30, 2017 and October 1, 2016 accounted for 51.5% and 62.4% of total revenue, respectively.
Significant Customers
For the three months ended September 30, 2017, the Company generated 14.3% of total revenue from a network of affiliated European distributors (Robopolis SAS) and 11.0% of total revenue from one of its domestic retailers (Amazon). For the three months ended October 1, 2016, the Company generated 13.3% and 12.0% of total revenue from its distributor in Japan (Sales On Demand Corporation) and a network of affiliated European distributors (Robopolis SAS), respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of Sales On Demand Corporation (see Note 9). On October 2, 2017, the Company acquired Robopolis SAS (see Note 12).
For the nine months ended September 30, 2017, the Company generated 13.2% of total revenue from a network of affiliated European distributors (Robopolis SAS) and 11.9% of total revenue from one of its domestic retailers (Amazon). For the nine months ended October 1, 2016, the Company generated 13.5% and 13.1% of total revenue from its distributor in Japan (Sales On Demand Corporation) and a network of affiliated European distributors (Robopolis SAS), respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of Sales On Demand Corporation (see Note 9). On October 2, 2017, the Company acquired Robopolis SAS (see Note 12).

9. Business Combination

On April 3, 2017, the Company closed its acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) for approximately $16.6 million in cash, equal to the book value of the acquired assets.  The acquisition will better enable the Company to maintain its leadership position and accelerate the growth of its business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands the Company's presence and customer outreach opportunities in Japan. The acquisition was a stock purchase. The results of operations for this acquisition have been included in the Company's operating results since the acquisition date. The Company has not separately presented revenue or the results of operations for this acquisition, from the date of acquisition, as the impact is neither material nor significant to the consolidated financial results. The Company has also not furnished pro forma financial information related to this acquisition because such information is not material, individually or in the aggregate, to the financial results.
During the three months ended September 30, 2017, the Company finalized the purchase price allocation and made measurement period adjustments to the provisional amounts reported as the estimated fair values of assets acquired. Compared to the provisional value reported as of July 1, 2017, the fair values presented in the table below reflect a decrease to the returns reserve of $7.4 million, a decrease to related inventory of $3.6 million and a decrease to related deferred tax assets of $1.3 million. These adjustments resulted in a $2.2 million non-taxable gain on business acquisition which represents the excess of the fair value of the net assets acquired over the purchase price. The gain on business acquisition was recorded within other income, net in the consolidated statements of income during the three months ended September 30, 2017. The Company believes that the gain on business acquisition was due to the transaction not being subjected to a competitive bidding process and the purchase price being determined based on the net book value of the net assets acquired.

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes the final allocation of the purchase price (in thousands):

Cash	$125
Accounts receivable, net (1)	(5,496)
Inventories	18,290
Other assets	2,065
Deferred tax assets, net	409
Goodwill	—
Intangible assets	8,640
Total assets acquired	24,033

Accrued expenses and other current liabilities	(4,450)
Other liabilities	(691)
Total liabilities assumed	(5,141)
Net assets acquired	$18,892
Gain on business acquisition	(2,243)
Total purchase price	$16,649

(1) The accounts receivable balance reflects reserves for product returns, discounts and promotions assumed as part of the acquisition.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Useful Life	Fair Value
		(in thousands)
Customer relationships	13 Years	$4,490
Reacquired distribution rights	9 Months	4,150
Total		$8,640

10. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of the Company's goodwill was $41.0 million at September 30, 2017 and December 31, 2016.
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

iROBOT CORPORATION
Notes to Consolidated Financial Statements - (Continued)

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$17,286	$9,614	$26,900	$14,693	$12,207
Tradename	100	100	—	100	100	—
Customer relationships	4,490	173	4,317	—	—	—
Reacquired distribution rights	4,150	2,766	1,384	—	—	—
Total	$35,640	$20,325	$15,315	$27,000	$14,793	$12,207
Amortization expense related to acquired intangible assets was $2.3 million and $0.9 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Amortization expense related to acquired intangible assets was $5.5 million and $2.6 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The estimated future amortization expense is expected to be as follows (in thousands):

Remainder of 2017	$2,334
2018	3,803
2019	3,163
2020	1,245
2021	1,245
Thereafter	3,525
Total	$15,315

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
12. Subsequent Event

On October 2, 2017, the Company closed the previously-announced acquisition of its largest European distributor, Robopolis SAS (Robopolis), through the acquisition of the issued and outstanding capital shares of Robopolis. At the closing, the Company paid approximately $170.1 million in cash offset by acquired cash of approximately $31.6 million held by Robopolis and its subsidiaries at closing, resulting in a net cash outlay of approximately $138.4 million. Pursuant to the Share Purchase Agreement, $16.0 million of the purchase price was placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in Robopolis’ and its shareholders’ representations and warranties, covenants and agreements, and approximately $2.4 million of the purchase price was deposited in escrow to satisfy, in part, any payments due to iRobot for certain post-closing purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016,which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, including our Roomba and Braava products, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition (including our expectations related to the impact of adoption of new revenue recognition standards), our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, the impact of our acquisition of Robopolis, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of September 30, 2017, we had 798 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC). The final purchase price, equal to the book value of the acquired assets, was $16.6 million. Through direct control of sales, marketing, branding, channel relationships and customer service, we expect to maintain our leadership position in the consumer-robots market and accelerate growth of our business in Japan.
On October 2, 2017, we closed the previously-announced acquisition of our largest European distributor, Robopolis SAS (Robopolis). At the closing, we paid approximately $170.1 million in cash offset by acquired cash of approximately $31.6 million held by Robopolis and its subsidiaries at closing, resulting in a net cash outlay of approximately $138.4 million. We anticipate that the acquisition will enhance our distribution network, ensure global brand consistency and better serve the needs of European consumers. We expect to drive continued growth in the region through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During the nine month period ended September 30, 2017, we launched the Roomba 890 and 690, bringing Wi-Fi connectivity to our lower price point robots. During the nine month period ended October 1, 2016, we launched the Braava jet mopping robot. The Braava jet was available on our website and retail locations in the U.S during the second quarter of 2016, and became available in China, Japan and EMEA in the third quarter of 2016.

During the three- and nine- month periods ended September 30, 2017, strong growth in both the domestic and international markets for consumer products drove increases in our consumer business revenue of 22.3% and 25.5% as compared to the three- and nine-month periods ended October 1, 2016. Domestic consumer revenue increased 33.8% and 38.4% in the three- and nine-month periods ended September 30, 2017 compared to the three- and nine-month periods ended October 1, 2016, resulting primarily from successful marketing programs. International consumer revenue increased 14.9% and 15.3% in the three- and nine-month periods ended September 30, 2017 compared to the three- and nine-month periods ended October 1, 2016, largely driven by the growth in Europe as well as in Japan after the acquisition of SODC, which provides us with more direct control over sales in the region.
During the three-month period ended September 30, 2017, we recorded a net benefit to revenue and income before income taxes of $1.4 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $0.1 million during the three-month period ended October 1, 2016. During the nine-month period ended September 30, 2017, we recorded a net benefit to revenue and income before income taxes of $1.9 million related to adjustments to our product returns reserves, compared to a net benefit to revenue and income before income taxes of $2.3 million during the nine-month period ended October 1, 2016. The adjustments recorded in the three- and nine-month periods ended September 30, 2017 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. The adjustments recorded in the three- and nine-month periods ended October 1, 2016 resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods, as well as the transition of a customer to a contractual fixed rate of return.
During the three-month period ended September 30, 2017, we recorded a net benefit to revenue and income before income taxes of $0.1 million related to adjustments to estimated price protection based upon quarterly sales activity, historical experience and customer inventory sell-through and $0.2 million related to customer-specific price protection. During the nine-month period ended September 30, 2017, we recorded a net benefit to revenue and income before income taxes of $0.3 million related to adjustments to estimated price protection based upon quarterly sales activity, historical experience and customer inventory sell-through and a net reduction to revenue of $1.9 million related to customer-specific price protection.
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine month periods ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.2	51.9	49.8	52.5
Gross margin	49.8	48.1	50.2	47.5
Operating expenses
Research and development	14.0	11.7	14.5	13.0
Selling and marketing	14.0	10.6	16.4	14.9
General and administrative	10.2	9.5	10.4	10.9
Total operating expenses	38.2	31.8	41.3	38.8
Operating income	11.6	16.3	8.9	8.7
Other income, net	1.3	0.3	0.8	0.4
Income before income taxes	12.9	16.6	9.7	9.1
Income tax expense	2.1	5.0	1.4	2.8
Net income	10.8%	11.6%	8.3%	6.3%
Comparison of Three and Nine Months Ended September 30, 2017 and October 1, 2016
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$205,399	$168,610	$36,789	21.8%	$557,014	$448,110	$108,904	24.3%
Total revenue for the three months ended September 30, 2017 increased to $205.4 million, or 21.8%, compared to $168.6 million for the three months ended October 1, 2016. Revenue increased approximately $37.4 million, or 22.3%, in our consumer business.
The $37.4 million increase in revenue from our consumer business for the three months ended September 30, 2017 was driven by a 16.3% increase in total units shipped and a 8.7% increase in average selling price as compared to the three months ended October 1, 2016. In the three months ended September 30, 2017, domestic consumer revenue increased $22.2 million, or 33.8%, and international consumer revenue increased $15.2 million, or 14.9%, as compared to the three months ended October 1, 2016. Total consumer robots shipped in the three months ended September 30, 2017 were approximately 906,000 units compared to approximately 779,000 units in the three months ended October 1, 2016. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 and Roomba 600 series robots.
Total revenue for the nine months ended September 30, 2017 increased to $557.0 million, or 24.3%, compared to $448.1 million for the nine months ended October 1, 2016. Revenue increased approximately $113.0 million, or 25.5%, in our consumer business. For the nine months ended September 30, 2017, defense and security business revenue decreased approximately $3.1 million as compared to the nine months ended October 1, 2016 as a result of the sale of our defense and security business unit on April 4, 2016.
The $113.0 million increase in revenue from our consumer business for the nine months ended September 30, 2017 was driven by an 17.8% increase in units shipped and an 8.3% increase in average selling price as compared to the nine months ended October 1, 2016. In the nine months ended September 30, 2017, domestic consumer revenue increased $74.9 million, or 38.4%, and international consumer revenue increased $38.1 million, or 15.3%, as compared to the nine months ended October 1, 2016. Total consumer robots shipped in the nine months ended September 30, 2017 were approximately 2,358,000 units compared to approximately 2,002,000 units in the nine months ended October 1, 2016. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 series robots.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total cost of revenue	$103,016	$87,550	$15,466	17.7%	$277,397	$235,437	$41,960	17.8%
As a percentage of total revenue	50.2%	51.9%			49.8%	52.5%
Total cost of revenue increased to $103.0 million in the three months ended September 30, 2017, compared to $87.6 million in the three months ended October 1, 2016. The increase in cost of revenue for the three months ended September 30, 2017 is primarily due to the increase in revenue compared to the three months ended October 1, 2016, as well as the impact from our acquisition of the iRobot-related distribution business of SODC in April 2017 including $1.5 million of amortization expense of acquired intangible assets.
Total cost of revenue increased to $277.4 million in the nine months ended September 30, 2017, compared to $235.4 million in the nine months ended October 1, 2016. Cost of revenue increased $42.6 million, or 19.8%, in our consumer business. The increase in cost of revenue for the nine months ended September 30, 2017 is primarily due to the increase in revenue compared to the nine months ended October 1, 2016, as well as the impact from our acquisition of the iRobot-related distribution business of SODC in April 2017 including $2.9 million of amortization expense of acquired intangible assets. For the nine months ended September 30, 2017, defense and security business cost of revenue decreased approximately $2.6 million as compared to the nine months ended October 1, 2016 as a result of completing the sale of our defense and security business unit on April 4, 2016.
Gross Margin

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$102,383	$81,060	$21,323	26.3%	$279,617	$212,673	$66,944	31.5%
As a percentage of total revenue	49.8%	48.1%			50.2%	47.5%
Gross margin increased $21.3 million, or 26.3%, to $102.4 million (49.8% of revenue) in the three months ended September 30, 2017 from $81.1 million (48.1% of revenue) in the three months ended October 1, 2016. The increase in gross margin is primarily related to favorable product and region mix, partially offset by an increase in promotional support to our customers for the upcoming holiday seasons.
Gross margin increased $66.9 million, or 31.5%, to $279.6 million (50.2% of revenue) in the nine months ended September 30, 2017 from $212.7 million (47.5% of revenue) in the nine months ended October 1, 2016. The increase in gross margin is primarily related to favorable product mix in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$28,843	$19,672	$9,171	46.6%	$80,518	$57,944	$22,574	39.0%
As a percentage of total revenue	14.0%	11.7%			14.5%	13.0%

Research and development expenses increased $9.2 million, or 46.6%, to $28.8 million (14.0% of revenue) in the three months ended September 30, 2017 from $19.7 million (11.7% of revenue) in the three months ended October 1, 2016. This increase was primarily attributable to higher people-related costs of approximately $5.6 million driven by headcount growth, material and supplies of $1.1 million and other program spend of approximately $2.0 million.
Research and development expenses increased $22.6 million, or 39.0%, to $80.5 million (14.5% of revenue) in the nine months ended September 30, 2017 from $57.9 million (13.0% of revenue) in the nine months ended October 1, 2016. This increase was primarily attributable to higher people-related costs of approximately $13.6 million driven by headcount growth, material and supplies of $2.3 million and other program spend of approximately $6.0 million.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$28,646	$17,925	$10,721	59.8%	$91,344	$66,972	$24,372	36.4%
As a percentage of total revenue	14.0%	10.6%			16.4%	14.9%
Selling and marketing expenses increased by $10.7 million, or 59.8%, to $28.6 million (14.0% of revenue) in the three months ended September 30, 2017 from $17.9 million (10.6% of revenue) in the three months ended October 1, 2016. This increase was driven by higher direct marketing spend of $6.1 million, people-related costs of $3.0 million including additional headcount from our SODC acquisition, and customer service costs of $0.5 million.
Selling and marketing expenses increased by $24.4 million, or 36.4%, to $91.3 million (16.4% of revenue) in the nine months ended September 30, 2017 from $67.0 million (14.9% of revenue) in the nine months ended October 1, 2016. This increase was driven by higher direct marketing spend of $16.9 million, people-related costs of $4.6 million including additional headcount from our SODC acquisition, and customer service costs of $1.8 million.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$21,002	$16,012	$4,990	31.2%	$58,137	$48,919	$9,218	18.8%
As a percentage of total revenue	10.2%	9.5%			10.4%	10.9%
General and administrative expenses increased by $5.0 million, or 31.2%, to $21.0 million (10.2% of revenue) in the three months ended September 30, 2017 from $16.0 million (9.5% of revenue) in the three months ended October 1, 2016. This increase was attributable to higher people-related costs of $2.7 million and legal and consulting costs of $2.0 million mainly driven by litigation expense as we continued to defend and protect our intellectual property.
General and administrative expenses increased by $9.2 million, or 18.8%, to $58.1 million (10.4% of revenue) in the nine months ended September 30, 2017 from $48.9 million (10.9% of revenue) in the nine months ended October 1, 2016. This increase was attributable to higher people-related costs of $4.3 million, legal and consulting costs of $3.5 million mainly driven by acquisition expense and litigation expense where we continued to defend and protect our intellectual property, and software maintenance, support and services of $1.0 million.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income, net	$2,601	$523	$2,078	397.3%	$4,290	$2,142	$2,148	100.3%
As a percentage of total revenue	1.3%	0.3%			0.8%	0.4%
Other income, net, amounted to $2.6 million and $0.5 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Other income, net, amounted to $4.3 million and $2.1 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Other income, net, for the three- and nine-month period ended September 30, 2017 included a $2.2 million gain on business acquisition related to our acquisition of SODC, which represents the excess of the fair value of the net assets acquired over the purchase price. Other income, net, for the nine months ended September 30, 2017 also included a $1.1 million earn-out payment received from a sold cost method investment. Other income, net, for the three months ended October 1, 2016 consisted primarily of defense and security transition services income of $0.4 million. Other income, net, for the nine months ended October 1, 2016 primarily consisted of transition services income of $0.8 million, a gain on sale of cost method investment of $0.6 million and a gain on the sale of our defense and security business unit of $0.4 million. All periods contain interest income and foreign currency changes which are not material.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	Dollar Change	Percent Change	September 30, 2017	October 1, 2016	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total income tax expense	$4,411	$8,462	$(4,051)	(47.9)%	$7,565	$12,722	$(5,157)	(40.5)%
As a percentage of income before income taxes	16.6%	30.2%			14.0%	31.0%
We recorded a tax provision of $4.4 million and $8.5 million for the three months ended September 30, 2017 and October 1, 2016, respectively. The $4.4 million provision for the three months ended September 30, 2017 resulted in an effective income tax rate of 16.6%. The $8.5 million provision for the three months ended October 1, 2016 resulted in an effective income tax rate of 30.2%. The difference between the effective income tax rate of 16.6% for the three months ended September 30, 2017 and 30.2% for the three months ended October 1, 2016 was primarily due to a $4.7 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017, and the jurisdictional mix of earnings.
We recorded a tax provision of $7.6 million and $12.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The $7.6 million provision for the nine months ended September 30, 2017 resulted in an effective income tax rate of 14.0%. The $12.7 million provision for the nine months ended October 1, 2016 resulted in an effective income tax rate of 31.0%. The difference between the effective income tax rate of 14.0% for the nine months ended September 30, 2017 and 31.0% for the nine months ended October 1, 2016 was primarily due to a $10.7 million tax benefit related to share-based compensation in accordance with ASU 2016-09, adopted in the first quarter of 2017, and the jurisdictional mix of earnings.
The statute of limitations for examinations by the Internal Revenue Service is closed for tax years prior to 2014.
Liquidity and Capital Resources
At September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $241.8 million, short-term investments of $36.4 million and accounts receivable of $77.0 million.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 30, 2017 and October 1, 2016, we spent $16.6 million and $8.4 million, respectively, on capital equipment.
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
As of September 30, 2017, we held cash, cash equivalents and short-term investments of $278.2 million, primarily the result of our increased profitability, as well as our on-going focus on managing working capital. Net cash provided by our operations for the nine month period ended September 30, 2017, was $51.1 million of which the principal components were our net income of $46.3 million and non-cash charges of $22.3 million, partially offset by a net increase in operating assets and liabilities of $17.6 million. The increase in net operating assets and liabilities includes an increase in accounts receivable and unbilled revenue of $11.0 million, an increase in inventory of $23.9 million, an increase in other assets of $11.1 million, partially offset by a increase in accounts payable and accrued expenses of $27.9 million primarily related to the timing of payments. As of September 30, 2017, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
During the nine months ended September 30, 2017, we acquired SODC for $16.5 million, net of cash acquired, and invested $16.6 million in the purchase of property and equipment, including machinery and tooling for new products. We also purchased $7.0 million of marketable securities, while sales and maturities of marketable securities amounted to $10.5 million. In addition, we received an earn-out payment of $1.1 million from a sold cost method investment.
During the nine months ended September 30, 2017, we received $9.0 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 51,229 shares retained by us to cover employee tax withholdings of $3.0 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of September 30, 2017, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 30, 2017, we were in compliance with all covenants under the revolving credit facility.
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

As of September 30, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.

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
As of September 30, 2017, we were in compliance with all covenants under the revolving letter of credit facility.
Working Capital and Capital Expenditure Needs
On October 2, 2017, we closed on the previously-announced acquisition of our largest European distributor, Robopolis SAS, resulting in a net cash outlay of approximately $138.4 million. We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing working capital line of credit. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments generally consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations for materials. Other obligations primarily consist of software licensing arrangements.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Footnote 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At September 30, 2017, we had unrestricted cash and cash equivalents of $241.8 million and short term investments of $36.4 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2017, all of our cash and cash equivalents were held in demand deposits, money market accounts and corporate and government bonds.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At September 30, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including Japanese Yen, Canadian Dollars, Chinese Yuan Renmimbi and Euros. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales, primarily in Japanese Yen. At September 30, 2017 and December 31, 2016, we had outstanding cash flow hedges with a total notional value of $17.7 million and $0.0 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At September 30, 2017 and December 31, 2016, we had outstanding economic hedges with a total notional value of $27.5 million and $8.1 million, respectively.
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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, CEO, Russell J. Campanello, EVP, Human Resources & Corporate Communications, and Glen Weinstein, EVP & Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

2.1
Share Purchase Agreement, dated as of July 25, 2017, by and among the Registrant, iRobot UK Ltd., Robopolis SAS, the shareholders of Robopolis named therein, and the Shareholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017 and incorporated by reference herein)

10.1*	Sixth Amendment to Lease between the Registrant and DIV Bedford, LLC, dated as of July 5, 2017

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 3, 2017	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Share Purchase Agreement, dated as of July 25, 2017, by and among the Registrant, iRobot UK Ltd., Robopolis SAS, the shareholders of Robopolis named therein, and the Shareholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017 and incorporated by reference herein)

10.1*	Sixth Amendment to Lease between the Registrant and DIV Bedford, LLC, dated as of July 5, 2017

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith