Form 10-K
period 2017-12-30
IROBOT CORP
filed 2018-02-16
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $2.3 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on July 1, 2017, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 12, 2018, there were 27,945,275 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2017. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 30, 2017

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development, launches and manufacturing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.
iRobot and its stylized logo, Roomba, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, AeroForce, Mirra, vSLAM and Virtual Wall are trademarks of iRobot Corporation.
Overview
iRobot Corporation ("iRobot" or the "Company" or "we") is a leading global consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. The Company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction, and physical solutions. For more than 25 years, we have been a pioneer in the robotics and consumer products industries.
Since our founding in 1990, we have developed expertise in all the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next-generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Over the past sixteen years, we have sold more than 20 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well-established consumer robots business and to capitalize on the substantial opportunities available to us within consumer markets. We completed the sale of our defense and security business unit in April 2016.  In addition, we reallocated all the research and development resources from our remote presence business to our consumer business during the first quarter of 2016, and exited the remote presence business during the second quarter of 2016. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.
During 2017, we continued to expand our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) based in Tokyo, Japan for approximately $16.6 million in cash. The acquisition of SODC will better enable us to maintain our leadership position and accelerate the growth of our business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands our presence and customer outreach opportunities in Japan. Additionally, on October 2, 2017, we closed the acquisition of our largest European distributor, Robopolis SAS, a French company (Robopolis), for approximately $170.1 million in cash, which was offset by acquired cash held by Robopolis and its subsidiaries, resulting in a net cash outlay of approximately $132.1 million. We anticipate that this acquisition will enhance our distribution network, ensure global brand consistency and help us better serve the needs of European consumers. We expect to drive continued growth in global markets through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. Both acquisitions provide us with more direct control over the go-to-market execution in these key regions.
We also achieved a number of significant milestones in the past two years that we believe will assist us in continuing to generate profitable growth and enhance value for our shareholders. In particular, in 2016, we successfully launched Roomba 960, our second 900 series Roomba, that extends mapping, visual navigation and cloud connectivity to a wider range of customers. We also launched the Braava jet mopping robot, with precision jet spray and vibrating cleaning head, focused on expanding our wet floor care business. Both the Roomba 900 series and Braava jet are significantly more complex products, delivering enhanced performance enabled by software. The iRobot HOME App, compatible with both the Roomba 900 series and Braava jet, helps users get the most out of their experience by allowing them to choose the appropriate cleaning options for their unique home. We also announced a relationship with Amazon Web Services, or AWS, that we believe will enable iRobot to address significant opportunities within our consumer business and the connected home. AWS Cloud is a managed cloud solution that enables connected devices to interact easily and securely with cloud applications and other devices. The AWS Cloud will enable iRobot to scale the number of connected robots it supports globally and allow for increased capabilities in the Smart Home. We implemented new Roomba marketing programs in the United States that resulted in a significant return on our investment which we plan to leverage as part of our strategy to accelerate growth in international markets. In 2017, we launched Roomba 690 and 890, extending Wi-Fi connectivity to the entire Roomba line. And, we launched several connected product features, including push notifications, Clean Map Reports and integrations with Amazon Alexa, Google Assistant and IFTTT platform technology.
Our total revenue for 2017 was $883.9 million, which represents a 33.8% increase from 2016 revenue of $660.6 million. Domestic consumer robots revenue grew $133.2 million primarily due to increased sales as a result of significant investments in advertising media and national promotions as well as the strength of the Roomba 900 series and Roomba 600 series. International consumer robots revenue grew by $94.6 million in 2017 with increases in most markets, offset by a decline in China.
Our financial performance in 2018 will be driven by our continued transformation to a global consumer robots company. Our strategy is to maintain Roomba’s leadership in the robotic vacuum cleaner segment while positioning the Company as a strategic player in the emerging Smart Home. We expect growth to be driven by:

•	deeper household penetration of Roomba globally;

•	continued investment in innovation to extend our technology and product leadership;

•	increased gross margin due to our acquisitions of two of our foreign distributors, SODC and Robopolis, in 2017;

•	adoption and awareness of Braava products through targeted marketing programs; and

•	research and development of new products.
Strategy
In 2002, iRobot created the home robot cleaning category with the introduction of its Roomba vacuuming robot. Today, we are a global enterprise that has sold more than 20 million consumer robots worldwide. iRobot’s success in driving adoption of connected Roomba robots has created a unique opportunity to extend consumer value in the home and expand our business. Our long-term strategy is to increase the penetration of our products in existing markets, expand current products into new markets, and develop and launch new products into current and adjacent markets. As our customer base grows, iRobot plans to create an ecosystem of connected robots designed to integrate with other devices. This ecosystem will create greater possibilities for new features and capacities as well as empowering the Smart Home.
Global expansion is a key component of our strategy. Our relentless pursuit of product leadership, through targeted investment in key technologies and capabilities, coupled with our investments in furthering our global brand and targeted marketing initiatives, allows us to continue to maintain our leadership position in the robotic vacuum cleaner segment despite increasing competition. Our recent acquisitions of distributors in Japan and Europe further this strategic objective.
To successfully execute our 2018 plan and drive revenue diversification and significant revenue growth beyond 2018, we plan to continue to make investments in our business during the year. These investments are expected to help iRobot achieve the following goals:

•	Continue to strengthen our marketing capabilities globally and accelerate worldwide consumer adoption of Roomba to maintain our market-leading position in robotic vacuum cleaners;

•	Continue to develop our wet floor care business to generate a material, secondary revenue stream;

•	Scale our infrastructure to support global operations and connected products;

•	Explore, develop and grow adjacent non-floor care consumer robot products that can generate meaningful diversified revenue streams; and

•	Make continued operational improvements that can reduce product and operating costs.
Key pillars of our strategy include:
Technology: As a leading global consumer robotics company, iRobot must develop and maintain best-in-class technology in the areas of cleaning, mapping and navigation. In 2018, iRobot plans to take steps towards expanding its product lines with new products that will deliver innovative solutions to improve cleaning performance, efficiency and ease-of-use. Mapping and navigation continues to be the core focus for iRobot. Consumer robots that can map and are spatially aware creates a unique and differentiating opportunity to expand consumer value.

Brand: In 2016, we rolled out a new logo, mark and brand language to signify the partnership between man and machine. In 2017, to meet our goal of a consistent brand experience in every region, we expanded our presence globally by taking more direct control of marketing programs and the customer experience in Japan and Europe by acquiring key regional distributors. We believe our expanded global presence will allow us to strengthen strategic retailer partnerships, minimize competitive pressures and increase our consumer activation field programs.
Portfolio: Our strategy includes building a portfolio of investments to diversify across markets and delivering a steady progression of innovation over time. In 2017, we introduced the Roomba 690 and 890, extending cloud connectivity to a wider range of consumers. We plan to continue to build a diverse portfolio of physical platforms and digital capabilities across international markets and deliver a steady progression of innovation and growth. To achieve this,we plan to focus on developing products with connectivity and mobile app-enabled features, including Wi-Fi home maps and advanced spatial intelligence and memory.
Talent: Our employees are the most important driver of who we are. Our success, diversity and reputation as developers of great talent make us an attractive employer to the top talent all over the world. Talent recruitment and retention continues to be at the core of what we accomplish as we map out our culture and work towards achieving our vision. We are also growing our company to meet organization needs by strategically investing in our employees around the globe.
Technology
In 2016, iRobot narrowed its focus to the consumer market and made increased, but disciplined investments in advancing mapping and navigation, user interaction including cloud and app development and cleaning efficacy. From the launch of Braava jet, to the introduction of a lower cost Visual Simultaneous Localization and Mapping, or vSLAM, solution in Roomba 960, these strategic investments in technology had an immediate impact on product diversification, performance and market expansion. In 2017, we introduced two new connected products to the product portfolio bringing the advantages of cloud connectivity to more consumers. With the iRobot HOME App, we also delivered our robots’ maps directly to our customers through the launch of post-mission cleaning maps. We believe the improved performance of our connected robots, and the data sourced from our maps, will accelerate new product development and digital partnerships for the Smart Home.
We plan to continue to leverage opportunities, enabled by our growing connected product portfolio, to invest in developing technologies and interfaces for our products to provide a convenient and personalized user experience. At the foundation of our effort to drive enhanced user experience has been the deployment of our new connectivity and cloud infrastructure through AWS. We made this investment to enable us to scale our connected products globally, with increased access to valuable cloud services and applications to support future product features, and connect to other devices in the Smart Home.
From robotic vacuum cleaning to mopping, we are dedicated to developing market-leading solutions which provide compelling value to customers worldwide. From our customer’s perspective, the core value of our robots is the ability to efficiently and effectively perform a physical mission - the task for which that robot was initially purchased. In addition, we focus on features that allow the robots to perform longer, without consumer interaction. Our goal is to deliver maximum autonomy and effectiveness of the mission.
Products
Historically, we have designed and marketed robots for both the consumer and defense and security markets. Following completion of the divestiture of our defense and security business unit in April 2016, we are now focusing solely on the consumer market. With more than two decades of leadership in the robot industry, we remain committed to creating robots that empower people to do more.
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
We currently offer multiple Roomba floor vacuuming robots at varying price points ranging from $299 to $899 based upon features and performance characteristics. Roomba's design allows it to clean under toe kicks, beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to manually vacuum -- it cleans automatically upon the push of a button or through scheduling.
In 2017, we launched our newest connected robots, Roomba 690 and 890, bringing the advantages of connectivity to more consumers. Roomba 900 series robots help keep floors cleaner throughout the entire home with intelligent visual navigation, iRobot HOME App control with wireless connectivity, and 5x the suction power over previous generation Roomba vacuum cleaners. In addition to these highest-feature products, our lineup also includes the 800 series and 600 series robots.

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
We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard surface floors. These robots provide a different cleaning approach than our Roomba products. The Braava robots, priced at $199 and $299, automatically dust and damp mop hard surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths, and include a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp. Braava jet, launched in March 2016, works with Braava jet Cleaning Pads to tackle a range of hard floor cleaning jobs, from wet mopping and damp sweeping to simple dusting.
Our Mirra Pool Cleaning Robot is used to clean residential pools and removes debris as small as two microns from pool floors, walls and stairs. Mirra is brought to market under the iRobot brand through a relationship with Aquatron, Inc., which develops and manufactures the pool cleaning robots.
Defense and Security Products
As noted above, we completed the divestiture of our defense and security business unit in April 2016. Prior to this divestiture, we developed and delivered unmanned tactical ground robots in defense and security product markets. Following this divestiture, we no longer develop or sell defense and security products.
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
Sales and Distribution Channels
We sell our consumer products through distributor and retail sales channels, as well as our on-line store. For the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, sales to non-U.S. customers accounted for 48.8%, 51.2%, and 56.0% of total revenue, respectively. For the fiscal year ended December 30, 2017, the Company generated 13.5% of total revenue from one of its retailers (Amazon). For the fiscal year ended December 31, 2016, the Company generated 12.9%, 12.3% and 10.4% of total revenue from its distributor in Japan, Sales On Demand Corporation (SODC), Robopolis SAS, a network of affiliated European distributors (Robopolis) and Amazon, respectively. For the fiscal year ended January 2, 2016, the Company generated 13.3% and 12.7% of total revenue from SODC and Robopolis, respectively. In April 2017, the Company acquired the iRobot-related distribution business of SODC, and in October 2017, the Company acquired Robopolis.
Consumer Products
Consumer product revenues were $883.7 million, $655.9 million and $559.6 million for fiscal year 2017, 2016 and 2015, respectively. In the United States and Canada, we sell our consumer products primarily through a network of national retailers. Certain smaller domestic retail operations are supported by distributors to whom we sell our products directly. With the acquisition of SODC and Robopolis, iRobot now directly services retailers in Japan and countries that were previously serviced by Robopolis, including Austria, Belgium, France, Germany, Netherlands, Portugal and Spain. In support of sales in the United States, Canada, Japan and the seven European countries previously serviced by Robopolis, we maintain in-house sales, marketing and product management teams. In China, retailers are serviced by two local distributors. Due to the special needs of this market, we maintain a local sales, marketing and product team to support the distributors, manage the local marketing plan and meet product needs. Throughout the rest of the world, our products are sold primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team.
Our retail and distributor networks are our primary distribution channels for our consumer products. We also offer products direct-to-consumer through our domestic and international on-line stores, representing 4.1%, 5.1% and 6.1% of total consumer robots revenue for fiscal 2017, 2016 and 2015, respectively. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. With Wi-Fi connectivity implemented across Roomba 690 and higher models, iRobot can more directly provide customer support via the iRobot HOME App. In addition, connectivity enables us to provide direct marketing material and push new features/fixes to robots in the field. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.

Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products.
Marketing and Brand
We market our consumer robots to end-user customers through our sales and marketing teams as well as through our extensive network of retailers and in-country distributors. In addition, we sell directly to our consumers through our website. Our website is also playing an increasing role in supporting brand awareness, addressing customer questions and serving as a showcase for our products.
Our marketing strategy is to increase our brand awareness and associate the iRobot brand with innovation, reliability and value. Our sales and marketing expenses represented 18.3%, 17.4% and 15.9% of our total revenue in 2017, 2016 and 2015, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
We have built a trusted, recognized brand by providing high-quality robots. Customer word-of-mouth has been a significant driver of our brand's success to date. iRobot owner loyalty encourages repurchase, and positive customer experiences inspire others to adopt our products. Our marketing efforts are focused on fueling this word-of-mouth momentum, and we use public relations as well as various forms of advertising to promote our products.
In April 2017, we acquired SODC, launching four new iRobot offices in Japan. In October 2017, we acquired our largest European distributor, Robopolis, launching new iRobot offices in seven countries, including Austria, Belgium, France, Germany, Netherlands, Portugal and Spain. These acquisitions allow us to drive continued growth in the region through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. Our innovative robots and public relations campaigns have generated extensive press coverage, and iRobot and our consumer robots have won several awards. Through these efforts, we have been able to build our brand, and we expect that our reputation for innovative products and customer support will continue to play a significant role in our growth and success.
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
We outsource the manufacturing of our consumer products to four contract manufacturers, each of which manufactures our robots at a single plant in China. Our production processes give us the capacity to produce up to 20,000 robots a day, helping us to meet demand for peak seasons.
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, our research and development expenses were $113.1 million, $79.8 million and $76.1 million, or 12.8%, 12.1% and 12.3% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects. Our research and development efforts are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. A number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our competitors include consumer electronics companies such as Samsung, LG, Xiaomi and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover, as well as developers of robot floor cleaning products.

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
As of December 30, 2017, we held 403 U.S. patents, more than 650 foreign patents, additional design registrations, and more than 450 patent applications pending worldwide. Our U.S. patents will begin to expire in 2019. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances, and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, AeroForce, Mirra, vSLAM and Virtual Wall.  Our marks iRobot, Roomba, Braava, Virtual Wall, and certain other trademarks, have also been registered in selected foreign countries.
Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. In 2017, we initiated a multi-party litigation at the U.S. International Trade Commission as well as in federal district court in Massachusetts based on claims of patent infringement. There is no guarantee that we will prevail on these or other patent infringement claims against third parties. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our products do not infringe patents held by others or that they will not in the future. We have received in the past communications from third parties relating to technologies used in our various robot products that have alleged infringement of patents or violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not infringe the patents in question or otherwise violate those parties' rights. Although there have been no additional actions or communications with respect to these allegations, we cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.

Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. In 2017, 2016 and 2015, our second-half consumer product revenue represented 60.2%, 57.5% and 50.5% of our annual consumer product revenue, respectively.
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
We are also subject to international and U.S. federal, state, and local laws and regulations designed to protect the environment, regulate energy efficiency and to regulate the discharge of materials into the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations.
Prior to our divestiture of the defense and security business unit in April 2016, we were subject to various government regulations, including various U.S. federal government regulations as a contractor and subcontractor to the U.S. federal government. We continue to remain subject to certain of these regulations only as they pertain to matters related to our operation of the defense and security business unit prior to our completion of the sale of this business.
Employees
As of December 30, 2017, we had 920 full-time employees. Approximately 31% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. We believe that we have a good relationship with our employees.
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Austria, Belgium, China, France, Germany, Hong Kong, Japan, Netherlands, Portugal, Spain, and the United Kingdom. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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
•attract and retain engineers and other highly-qualified personnel; and
•expand our product offerings beyond our existing robots.
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
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, we derived 100.0%, 99.3%, and 90.7% of our total revenue from our consumer robots, respectively. For the foreseeable future, we expect that our revenue will be derived solely from sales of consumer robots in general, and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and to develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involves time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
A number of companies have developed or are developing robots that will compete directly with our product offerings. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which may drive down the average selling price in the marketplace for floor cleaning products. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete in some cases with providers of traditional vacuum cleaners.
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
Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results.
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
Efforts to expand our product offerings beyond our current markets may not succeed and may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
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
Our latest Roomba products, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation (GDPR), which will become effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
Acquisitions and potential future acquisitions may be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
As part of our business strategy, we have recently acquired, and we intend to continue to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in April 2017, we acquired the iRobot-related distribution business of Sales On Demand Corporation (SODC), a privately-held corporation based in Tokyo, Japan, and in October 2017, we acquired Robopolis SAS (Robopolis), a privately-held corporation distributing iRobot products in seven European countries.
Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, potential difficulty in managing and maintaining key customer relationships, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with our recently completed acquisitions of SODC or Robopolis or any future acquisitions or combinations. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities.

Our service providers may experience business interruptions, delays, or quality control issues, which may negatively impact our business and operating results.
As we expand our operations, we expect to use additional enterprise resource planning systems and account and technology service providers that may also be essential to managing our business. Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. While we conduct reasonable diligence on our service providers, we may not always be able to control the quality of the systems and services we receive from these providers, which could impair our ability to maintain appropriate internal controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, operating results and financial condition.

Our valuation estimates for our recently completed and future acquisitions are based upon assumptions that may differ from actual results.
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

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure; and

•	charges to our operating results resulting from expenses incurred to effect the acquisition.
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
Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Significant technology used in our products, however, is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. In addition, the laws of countries other than the United States in which we market our products may afford little or no effective protection of our intellectual property. Patents which may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by us, which may be costly and result in adverse consequences for us. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property and other proprietary rights, our business, results of operations or financial condition could be materially harmed.
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, in 2017 we initiated a multi-party litigation at the U.S. International Trade Commission as well as in federal district court in Massachusetts based on claims of patent infringement. There is no guarantee that we will prevail on these or other patent infringement claims against third parties. We may be required to expend significant resources to monitor and protect our intellectual property rights. In addition, any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we were to prevail.
We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.
We are currently defending multiple lawsuits based on claims of patent infringement. If the size of our markets increases, we would be more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. In addition, the vendors from which we license technology used in our products could become subject to similar infringement claims. Our vendors, or we, may not be able to withstand third-party infringement claims. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our retail and distribution partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.
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
Because we are an increasingly global business that in the years ended December 30, 2017, December 31, 2016 and January 2, 2016 generated approximately 48.8%, 51.2% and 56.0%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These risks are magnified with our expanding global presence as a result of our recent acquisitions of SODC and Robopolis. These foreign currency fluctuations may make our products more expensive to our distributors, which in turn may impact sales directly or the ability or willingness of our distribution partners to invest in growing product demand.
Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar could adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and lead us to raise international pricing, which may reduce demand for our products. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the strengthening of the U.S. dollar, or for any other reason, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, incur losses on our foreign currency derivative instruments, and incur increased operating expenses, thereby limiting any benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.
We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. In addition, our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions.
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
The increasingly global nature of our business operations subjects us to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. Given the increasing number of foreign laws to which we are subject and the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached by us or by our subsidiaries, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. If we incur liability for noncompliance under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, any negative publicity directed to us as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance efforts or other liabilities under these laws or regulations could harm our business and operating results.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada, particularly following our acquisitions of SODC and Robopolis. For the fiscal years ended December 30, 2017, December 31, 2016 and, January 2, 2016, sales to non-U.S. customers accounted for 48.8%, 51.2% and 56.0% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in staffing, managing and supporting operations in multiple countries;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;

•	fewer legal protections for intellectual property;

•	foreign and U.S. taxation issues, tariffs, and international trade barriers;

•	difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•	potential fluctuations in foreign economies;

•	government currency control and restrictions on repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	general economic and political conditions in the markets in which we operate;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	changes in foreign currency exchange rates;

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future; and

•	our relationships with international distributors, some of whom may be operating without written contracts.
Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales, including direct sales to customers outside the United States, are primarily denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.
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
The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.
On December 22, 2017, President Trump signed into law H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (informally titled the "Tax Cuts and Jobs Act"). Among a number of significant changes to the U.S. federal income tax rules, the Tax Cuts and Jobs Act (the "Act") reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment.  We continue to examine the impact this tax reform legislation may have on our business.  However, the effect of the Tax Cuts and Jobs Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time.

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
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, sales and marketing expenses were $162.1 million, $115.1 million and $97.8 million, respectively, representing approximately 18.3%, 17.4%, and 15.9% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 209,000 square feet. This lease expires on April 30, 2030. We also lease smaller facilities around the world. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

	High	Low
Fiscal 2016:
First quarter	$36.00	$28.02
Second quarter	$39.00	$33.90
Third quarter	$44.67	$34.27
Fourth quarter	$60.86	$42.06
Fiscal 2017:
First quarter	$66.24	$52.12
Second quarter	$104.61	$65.00
Third quarter	$109.78	$72.63
Fourth quarter	$81.93	$62.96
As of February 12, 2018, there were approximately 27,945,275 shares of our common stock outstanding held by approximately 150 stockholders of record and the last reported sale price of our common stock on The Nasdaq Global Select Market on February 12, 2018 was $61.58 per share.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data are derived from the audited financial statements of the Company, and should be read in conjunction with our consolidated financial statements, the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of future operations.

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	December 27, 2014	December 28, 2013
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Total revenue	$883,911	$660,604	$616,778	$556,846	$487,401
Gross margin	433,159	319,315	288,926	258,055	221,154
Operating income	72,690	57,557	60,618	53,117	32,618
Income tax expense	25,402	19,422	18,841	14,606	4,774
Net income	50,964	41,939	44,130	37,803	27,641
Net Income Per Share Data:
Basic	$1.85	$1.51	$1.49	$1.28	$0.97
Diluted	$1.77	$1.48	$1.47	$1.25	$0.94
Shares Used In Per Common Share Calculations:
Basic	27,611	27,698	29,550	29,485	28,495
Diluted	28,753	28,292	30,107	30,210	29,354
Consolidated Balance Sheet Data:
Cash and cash equivalents	$128,635	$214,523	$179,915	$185,957	$165,404
Short term investments	37,225	39,930	33,124	36,166	21,954
Total assets	691,522	507,912	521,743	493,213	416,337
Total liabilities	221,195	118,956	104,332	102,777	85,648
Total stockholders’ equity	470,327	388,956	417,411	390,436	330,689

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, the impact of our recent acquisitions of SODC and Robopolis, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
iRobot designs and builds robots that empower people to do more both inside and outside of the home. The Company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
Over the past sixteen years, we have sold more than 20 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well established consumer robots business and capitalize on the substantial opportunities available to us within consumer markets. We completed the sale of our defense and security business unit in April 2016.  In addition, we reallocated all of the research and development resources from our remote presence business to our consumer business during the first quarter of 2016, and exited the remote presence business during the second quarter of 2016. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to understand the homes in which they operate. It is our intent to continue investing in these critical technologies and the economic opportunities they unlock.
During 2017, we continued to expand our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) based in Tokyo, Japan for approximately $16.6 million in cash. The acquisition of SODC will better enable us to maintain our leadership position and accelerate the growth of our business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands our presence and customer outreach opportunities in Japan. Additionally, on October 2, 2017, we acquired our largest European distributor, Robopolis SAS, a French company (Robopolis) for approximately $170.1 million in cash, which was offset by acquired cash held by Robopolis and its subsidiaries, resulting in a net cash outlay of approximately $132.1 million. We anticipate that this acquisition will enhance our distribution network, ensure global brand consistency and better serve the needs of European consumers. We expect to drive continued growth in global markets through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. Both acquisitions provide us with more direct control over the go-to-market execution in these key regions.
As of December 30, 2017, we had 920 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
We also achieved a number of significant milestones over the past two years that we believe will assist us in continuing to generate profitable growth and enhance value for our shareholders. In particular, in 2016, we successfully launched Roomba 960, our second 900 series Roomba, that extends mapping, visual navigation and cloud connectivity to a wider range of customers. We also launched the Braava jet mopping robot, with precision jet spray and vibrating cleaning head, focused on expanding our wet floor care business. Both the Roomba 900 series and Braava jet are significantly more complex products, delivering enhanced performance enabled by software. The iRobot HOME App, compatible with both the Roomba 900 series and Braava jet, helps users get the most out of their experience by allowing them to choose the appropriate cleaning options for their unique home. We also announced a relationship with Amazon Web Services, or AWS, that we believe will enable iRobot to address significant opportunities within our consumer business and the connected home. AWS Cloud is a managed cloud solution that enables connected devices to interact easily and securely with cloud applications and other devices. The AWS Cloud will enable iRobot to scale the number of connected robots it supports globally and allow for increased capabilities in the Smart Home. Additionally, we implemented new Roomba marketing programs in the United States that resulted in a significant return on our investment and which we plan to leverage as part of our strategy to accelerate growth in international markets. In 2017, we launched Roomba 690 and 890, extending Wi-Fi connectivity to the entire Roomba line. In addition, we launched several connected product features, including push notifications, Clean Map Reports and integrations with Amazon Alexa, Google Assistant and IFTTT platform technology.
Our total revenue for 2017 was $883.9 million, which represents a 33.8% increase from 2016 revenue of $660.6 million. Domestic consumer robots revenue grew $133.2 million primarily due to increased sales as a result of significant investments in advertising media and national promotions as well as the strength of the Roomba 900 series and Roomba 600 series.

International consumer robots revenue grew by $94.6 million in 2017 with increases in most markets, offset by a decline in China.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. These estimates and judgments, include but are not limited to, revenue recognition (specifically sales returns and other allowances); valuation of goodwill and acquired intangible assets; accounting for business combinations; evaluating loss contingencies; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates.
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
Revenue Recognition
We primarily derive our revenue from product sales. Until the divestiture of the defense and security business unit in April 2016 (see Note 4), we also generated minimal revenue from government and commercial research and development contracts. We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns and allowances, provided that collection is determined to be reasonably assured and no significant obligations remain.
Beginning in the third quarter of 2015, we introduced our first connected robot. Each sale of a connected robot represents a multiple-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as we have not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which we expect to provide the upgrades, which is the estimated life of the robot.
Sales to retailers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. We also provide limited rights of returns for direct-to-consumer sales generated through our on-line stores and certain international distributors. Accordingly, we reduce revenue for our estimates of liabilities for these rights of return, rebates and price protection, as well as discounts and promotions, at the time the related sale is recorded. The estimates for rights of return are directly based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that we believe are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that we have enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, we incorporate that data into the development of returns estimates for the new products. We update our analysis of returns on a quarterly basis. If actual returns differ significantly from our estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on our results of operations for the period in which the actual returns become known or the agreement is modified. In 2016, we began selling to one domestic distributor under an agreement that provides product return privileges. As a result, we recognize revenue from sales to this distributor when the product is resold by the distributor. The estimates and adjustments for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. As of December 30, 2017, we have reserves for product returns of $42.7 million, discounts and promotions of $58.2 million and price protection of $3.1 million. As of December 31, 2016, we had reserves for product returns of $27.7 million, discounts and promotions of $22.1 million and price protection of $1.5 million.
Prior to our divestiture of the defense and security business unit in April 2016 (see Note 4), we generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, we recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates we submitted to the Defense Contract Management Agency (DCMA). Annually, we submitted final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where our final actual billing rates are greater than the estimated rates used, we record a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 30, 2017, fiscal year 2016 is open for audit by DCAA. In the situation where our anticipated actual billing rates will be lower than the provisional rates used, we record a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Business Combinations
We account for transactions that represent business combinations under the acquisition method of accounting. We allocate the total consideration paid for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions determined by us and which consider our best estimates of inputs and assumptions that a market participant would use. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which is generally one year from the acquisition date, any adjustment to the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Warranty
We typically provide a one-year warranty (with the exception of European consumer products, which typically have a two-year warranty period) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based on historical experience by product, at the time we recognize product revenue. Actual results could differ from these estimates, which could cause increases or decreases to our warranty reserves in future periods.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. We complete the annual impairment evaluation during the fourth quarter each year.
Other long-lived assets consist principally of completed technology, tradename, customer relationships, reacquired distribution rights and non-competition agreements. Reacquired distribution rights are amortized on an accelerated basis while all other intangible assets are amortized over their respective estimated useful lives on a straight-line basis, consistent with the pattern in which the economic benefits are being utilized.
We periodically evaluate the recoverability of other long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment.
Stock-Based Compensation
We account for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value of employee stock options is estimated at the grant date using the Black-Scholes option-pricing model. The fair value for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is based on the closing share price of our common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. We recognize stock-based compensation as an expense over the requisite service period. We have elected to account for forfeitures as they occur, rather than applying an estimated forfeiture rate, following our adoption of ASU 2016-09 in the first quarter of 2017.
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of December 30, 2017, the Company recorded a valuation allowance of $0.8 million for certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a one-time income tax provision of $11.9 million in the fourth quarter of 2017, the period in which the legislation was enacted. The one-time income tax provision includes $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The one-time income tax expense also includes a provisional amount of $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $3.0 million of current income tax provision recorded relating to the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 30, 2017. Additional information and analysis is necessary to complete the calculation and accounting relating to the transition tax on the mandatory deemed repatriation of foreign earnings. Any subsequent adjustments to this amount will be recorded to current income tax provision during the measurement period which is not expected to extend beyond one year from the enactment date.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Revenue	$883,911	$660,604	$616,778
Cost of revenue:
Cost of product revenue (1)	438,114	337,832	325,295
Amortization of intangible assets	12,638	3,457	2,557
Gross margin	433,159	319,315	288,926
Operating expenses:
Research and development (1)	113,149	79,805	76,071
Selling and marketing (1)	162,110	115,125	97,772
General and administrative (1)	84,771	66,828	53,540
Amortization of intangible assets	439	—	925
Total operating expenses	360,469	261,758	228,308
Operating income	72,690	57,557	60,618
Other income, net	3,676	3,804	2,353
Income before income taxes	76,366	61,361	62,971
Income tax expense	25,402	19,422	18,841
Net income	$50,964	$41,939	$44,130
 ___________________

(1)	Stock-based compensation recorded in fiscal 2017, 2016 and 2015 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Cost of revenue	$1,082	$760	$1,076
Research and development	5,009	3,646	3,256
Selling and marketing	2,571	2,008	1,457
General and administrative	11,089	9,581	8,394

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	49.6	51.1	52.7
Amortization of intangible assets	1.4	0.6	0.5
Total cost of revenue	51.0	51.7	53.2
Gross margin	49.0	48.3	46.8
Operating expenses:
Research and development	12.8	12.1	12.3
Selling and marketing	18.3	17.4	15.9
General and administrative	9.6	10.1	8.7
Amortization of intangible assets	0.1	—	0.1
Total operating expenses	40.8	39.6	37.0
Operating income	8.2	8.7	9.8
Other income, net	0.5	0.5	0.5
Income before income taxes	8.7	9.2	10.3
Income tax expense	2.9	2.9	3.1
Net income	5.8%	6.3%	7.2%
Comparison of Years Ended December 30, 2017, December 31, 2016 and January 2, 2016
Revenue
We currently derive revenue from product sales. Until the divestiture of the defense and security business unit in April 2016, we also generated minimal revenue from government and commercial research and development contracts.
For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, approximately 62.7%, 72.8% and 76.6%, respectively, of our consumer robots revenue resulted from sales to 15 customers, which were comprised of both domestic retailers and international distributors. Direct-to-consumer revenue generated through our domestic and international on-line stores accounted for 4.1%, 5.1% and 6.1% of our consumer robots revenue for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. We typically sell our recently launched products direct on-line, and then subsequently offer these products through other channels of distribution.
For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, sales to non-U.S. customers accounted for 48.8%, 51.2% and 56.0% of total revenue, respectively.
We sell products directly to customers and indirectly through resellers and distributors. We recognize revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns, provided that collection is determined to be reasonably assured and no significant obligations remain.
The following table shows total revenue for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Total Revenue	$883,911	$660,604	$616,778	$223,307	$43,826
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Revenue increased 33.8% to $883.9 million in fiscal 2017 from $660.6 million in fiscal 2016. Revenue increased approximately $227.8 million, or 34.7%, in our consumer business while revenue decreased $3.1 million in our defense and security business as a result of its sale in April 2016. The $227.8 million increase in revenue from our consumer business was driven by a 25.7% increase in units shipped and a 10.8% increase in average selling price. In fiscal 2017, domestic consumer revenue increased $133.2 million, or 41.8%, and international consumer revenue increased $94.6 million, or 28.1%, compared to fiscal 2016. Total consumer robots shipped in fiscal 2017 were approximately 3,698,000 units compared to approximately

2,943,000 units in fiscal 2016. The increase in domestic consumer robot revenue was primarily attributable to increased sales as a result of investments in advertising media and national promotions and further adoption of our robots, particularly our Roomba 900 and Roomba 600 series robots. During 2017, we recorded a net benefit to revenue and income before income taxes of $2.2 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $3.5 million during fiscal 2016. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
Revenue increased 7.1% to $660.6 million in fiscal 2016 from $616.8 million in fiscal 2015. Revenue increased approximately $96.2 million, or 17.2%, in our consumer business while revenue decreased $51.9 million in our defense and security business as a result of the sale of our defense and security business unit in April 2016. The $96.2 million increase in revenue from our consumer business was driven by a 20.8% increase in units shipped, partially offset by a 0.8% decrease in net average selling price. In fiscal 2016, domestic consumer revenue increased $84.2 million, or 35.8%, and international consumer revenue increased $12.0 million, or 3.7%, compared to fiscal 2015. Total consumer robots shipped in fiscal 2016 were approximately 2,943,000 units compared to approximately 2,436,000 units in fiscal 2015. The increase in domestic consumer robots revenue was primarily attributable to increased sales as a result of significant investments in advertising media and national promotions as well as increased sales of the Roomba 900 series robots. Roomba 980 launched in late 2015, with a full year of revenue included in fiscal 2016. Roomba 960 was introduced in the third quarter of 2016. International consumer robots revenue grew 3.7% primarily due to our execution of successful marketing programs in those markets, as well as stronger overseas economies. During 2016, we recorded a net benefit to revenue and income before income taxes of $3.5 million related to adjustments to our product returns reserves compared to a net benefit to revenue and income before income taxes of $6.9 million during fiscal 2015. The net adjustments recorded in each period resulted from lower product returns experience as compared to estimates used to establish reserves in prior periods. Partially offsetting these items in 2016 was a net reduction to revenue and income before income taxes of $6.4 million for pricing support to customers in response to changing market conditions.
Cost of Product Revenue
Cost of product revenue includes the cost of raw materials and labor that go into the development and manufacture of our products as well as manufacturing overhead costs such as manufacturing engineering, quality assurance, logistics, warranty, third-party consulting, travel and associated direct material costs. Additionally, we include overhead expenses such as indirect engineering labor, occupancy costs associated with the project resources, engineering tools and supplies and program management expenses. Raw material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. Additionally, unit costs can vary significantly depending on the mix of products sold. There can be no assurance that our costs of raw materials will not increase. Labor costs also comprise a significant portion of our cost of revenue. We outsource the manufacture of our consumer robots to contract manufacturers in China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have been increasing for the last few years. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our consumer robots could increase in the future.
The following table shows cost of product revenue for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Cost of product revenue	$438,114	$337,832	$325,295	$100,282	$12,537
As a percentage of total revenue	49.6%	51.1%	52.7%
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Cost of product revenue increased $100.3 million, or 29.7% to $438.1 million in fiscal 2017, compared to $337.8 million in fiscal 2016. The increase is primarily due to the 33.8% increase in revenue as well as the impact from our acquisitions of the iRobot-related distribution business of SODC in April 2017 and Robopolis in October 2017.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
Cost of product revenue increased $12.5 million, or 3.9% to $337.8 million in fiscal 2016, compared to $325.3 million in fiscal 2015. The increase is primarily due to the 7.1% increase in revenue and increased costs associated with assuming warranty liability in China as part of our strategy in that market.

Gross Margin
Our gross margin as a percentage of revenue varies according to the mix of product and contract revenue, the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and manufacturing overhead.
The following table shows total gross margin for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Total gross margin	$433,159	$319,315	$288,926	$113,844	$30,389
As a percentage of total revenue	49.0%	48.3%	46.8%
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Gross margin increased $113.8 million, or 35.7%, to $433.2 million (49.0% of revenue) in fiscal 2017 from $319.3 million (48.3% of revenue) in fiscal 2016. The increase in gross margin as a percentage of revenue was primarily driven by favorable product and region mix, partially offset by an increase in promotional support to our customers as well as the impact from our acquisitions of the iRobot-related distribution business of SODC in April 2017 and Robopolis in October 2017. During 2017, we recorded a net benefit to revenue and gross margin of $2.2 million related to adjustments to our product returns reserves compared to a net benefit to revenue and gross margin of $3.5 million during fiscal 2016.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
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
The following table shows total research and development costs for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Total research and development	$113,149	$79,805	$76,071	$33,344	3,734
As a percentage of total revenue	12.8%	12.1%	12.3%

Year ended December 30, 2017 as compared to the year ended December 31, 2016
Research and development expenses increased $33.3 million, or 41.8%, to $113.1 million (12.8% of revenue) in fiscal 2017 from $79.8 million (12.1% of revenue) in fiscal 2016. This increase is attributable to increased efforts in product development and continued product enhancements. During 2017, people and program related costs increased $19.7 million and $13.2 million, respectively, compared to fiscal 2016.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
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
Selling and Marketing
Our selling and marketing expenses consist primarily of:

•	salaries and related costs for sales and marketing personnel;

•	advertising, marketing and other brand-building costs;

•	customer service costs; and

•	travel and related costs.
We anticipate that in 2018, selling and marketing expenses will increase in absolute dollars and as a percentage of revenue as we integrate our recent acquisitions, launch new products and continue to build awareness of our consumer robots products.
The following table shows total selling and marketing costs for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Total selling and marketing	$162,110	$115,125	$97,772	$46,985	17,353
As a percentage of total revenue	18.3%	17.4%	15.9%
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Selling and marketing expenses increased by $47.0 million, or 40.8%, to $162.1 million (18.3% of revenue) in fiscal 2017 from $115.1 million (17.4% of revenue) in fiscal 2016. This increase is primarily attributable to increases of $35.3 million in investments in advertising media, national promotions and other selling and marketing costs incurred to support our continued global marketing and branding efforts and approximately $8.7 million in people-related costs including additional headcount related to our recent acquisitions of SODC and Robopolis.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
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
General and Administrative
Our general and administrative expenses consist primarily of:

•	salaries and related costs for executives and administrative personnel;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

The following table shows total general and administrative costs for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
General and administrative	$84,771	$66,828	$53,540	$17,943	13,288
As a percentage of total revenue	9.6%	10.1%	8.7%
Year ended December 30, 2017 as compared to the year ended December 31, 2016
General and administrative expenses increased by $17.9 million, or 26.8%, to $84.8 million (9.6% of revenue) in fiscal 2017 from $66.8 million (10.1% of revenue) in fiscal 2016. This increase is primarily attributable to an increase of $7.6 million in legal and consulting costs mainly driven by acquisition expense and litigation expense where we continued to defend and protect our intellectual property, as well as increases of $7.0 million in people-related costs including additional headcount related to our recent acquisitions of SODC and Robopolis and $1.2 million related to investments in enterprise hardware and software maintenance, support and services.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
General and administrative expenses increased by $13.3 million, or 24.8%, to $66.8 million (10.1% of revenue) in fiscal 2016 from $53.5 million (8.7% of revenue) in fiscal 2015. This increase is primarily attributable to increases of $7.8 million in people-related costs, $2.7 million in legal, advisory and other consulting costs associated with the proxy contest initiated by Red Mountain Capital Partners, $1.1 million in legal costs related to patent litigation and $0.9 million related to investments in enterprise hardware and software maintenance, support, and services.
Amortization of Intangible Assets
Amortization of acquired technology and reacquired distribution rights are recorded within cost of revenue whereas the amortization of acquired customer relationships, non-compete agreements and tradenames are recorded within operating expenses. All intangible assets, with the exception of the reacquired distribution rights, which are being amortized on an accelerated basis, are being amortized on a straight-line basis, which is consistent when the pattern in which the economic benefits are being utilized.
The following table shows total amortization expense for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Cost of revenue	$12,638	$3,457	$2,557	$9,181	900
Operating expense	439	—	925	439	(925)
Total amortization expense	13,077	3,457	3,482	9,620	(25)
As a percentage of total revenue	1.5%	0.5%	0.6%
Year ended December 30, 2017 as compared to the year ended December 31, 2016
The increase in amortization of intangible assets during fiscal 2017, as compared to fiscal 2016, was related to our recent acquisitions of SODC and Robopolis.
Other Income, Net
The following table shows other income, net for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Other income, net	$3,676	$3,804	$2,353	$(128)	$1,451
As a percentage of total revenue	0.5%	0.5%	0.5%
Other income, net, amounted to $3.7 million, $3.8 million and $2.4 million for fiscal 2017, 2016 and 2015, respectively. Other income, net, for fiscal 2017 consisted primarily of a $2.2 million gain on business acquisition related to our acquisition of SODC, which represents the excess of the fair value of the net assets acquired over the purchase price, as well as a $1.3 million gain associated with the sale of a cost method investment. Other income, net, for fiscal 2016 consisted primarily of income related to an equity method investment of approximately $1.4 million, defense and security business transition services income of $1.2 million, a gain on sale of a cost method investment of approximately $0.6 million and a gain on the sale of the defense and security business unit of $0.4 million. During fiscal 2015, we recorded a gain of approximately $3.3 million related to the sale of a cost method investment, which was partially offset primarily by foreign currency exchange losses.
Income Tax Provision
The following table shows income tax provision for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016	$ Change 2017 vs. 2016	$ Change 2016 vs. 2015
Income tax provision	$25,402	$19,422	$18,841	$5,980	$581
As a percentage of pre-tax income	33.3%	31.7%	29.9%

Year ended December 30, 2017 as compared to the year ended December 31, 2016
We recorded an income tax provision of $25.4 million and $19.4 million for fiscal 2017 and fiscal 2016, respectively. The effective income tax rate was 33.3% in fiscal 2017, as compared to 31.7% in fiscal 2016. The increase in our effective tax rate is primarily due to jurisdictional mix of earnings and the one-time income tax provision of $11.9 million related to the enactment of the Act during the fourth quarter of 2017, partially offset by the excess tax benefits of $11.7 million related to ASU 2016-09.
Year ended December 31, 2016 as compared to the year ended January 2, 2016
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
Liquidity and Capital Resources
At December 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $128.6 million, short-term investments of $37.2 million and accounts receivable of $142.8 million. Our working capital, which represents our total current assets less total current liabilities, was $237.0 million as of December 30, 2017, compared to $271.0 million as of December 31, 2016.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, we spent $23.4 million, $10.8 million and $9.4 million respectively, on capital equipment
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly to the retailer from China and, alternatively, allows our distributors and retail partners to take possession of product on a domestic basis. Accordingly, our consumer product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
As of December 30, 2017, we held cash, cash equivalents and short-term investments of $165.9 million. Net cash provided by our operations for the fiscal year ended December 30, 2017 was $76.3 million, of which the principal components were our net income of $51.0 million and non-cash charges of $42.9 million, partially offset by a net increase in operating assets and liabilities of $17.5 million. The increase in net operating assets and liabilities includes an increase in accounts receivable of $53.3 million primarily due to increased sales, partially offset by a $40.9 million increase in accounts payable and accrued liabilities primarily due to growth in the business and timing of payments to our suppliers. As of December 30, 2017, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.

During the year ended December 30, 2017, we acquired SODC and Robopolis for a total of $148.8 million, net of cash acquired, and invested $23.4 million in the purchase of property and equipment, including machinery and tooling for new products. We also purchased $10.6 million of marketable securities, while sales and maturities of marketable securities amounted to $13.1 million. In addition, we received an earn-out payment of $1.3 million from a sold cost method investment.
During the year ended December 30, 2017, we received $10.6 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 51,229 shares retained by us to cover employee tax withholdings of $3.0 million.
Net cash provided by our operations for the fiscal year ended December 31, 2016 was $116.4 million, of which the principal components were our net income of $41.9 million and non-cash charges of $28.0 million and a net decrease in operating assets and liabilities of $46.5 million. The decrease in net operating assets and liabilities includes a decrease in accounts receivable of $25.7 million primarily due to the timing of billing in respective periods and a $16.5 million increase in accounts payable and accrued liabilities primarily due to growth in the business and timing of payments to our suppliers. As of December 31, 2016, we did not have any borrowings outstanding under our working capital line of credit and had $1.0 million in letters of credit outstanding under our revolving letter of credit facility.
We received $23.5 million for the divestiture of our defense and security business unit, net of a $1.0 million payment to our financial adviser. We invested $10.8 million in the purchase of property and equipment in 2016, including tooling for new products. We purchased $16.6 million of marketable securities in 2016, while sales and maturities of marketable securities amounted to $9.5 million. We made strategic investments of $2.2 million in the form of preferred shares and notes receivable.
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
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 30, 2017, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of December 30, 2017, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of December 30, 2017, we were in compliance with all covenants under the revolving credit facility.
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
As of December 30, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 30, 2017, we were in compliance with all covenants under the revolving letter of credit facility.
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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our working capital line of credit, leases for office space and minimum contractual obligations. Other obligations consist primarily of software licensing arrangements. The following table describes our commitments to settle contractual obligations in cash as of December 30, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$6,361	$13,407	$13,000	$39,839	$72,607
Minimum contractual payments	897	492	—	—	1,389
Other obligations	1,645	926	—	—	2,571
Total	$8,903	$14,825	$13,000	$39,839	$76,567

At December 30, 2017, we had outstanding purchase orders aggregating approximately $74.4 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of December 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including Japanese Yen, Canadian Dollars, Chinese Yuan Renminbi and Euros. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales, primarily in Japanese Yen and Euros. At December 30, 2017 and December 31, 2016, we had outstanding cash flow hedges with a total notional value of $73.7 million and $0.0 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At December 30, 2017 and December 31, 2016, we had outstanding economic hedges with a total notional value of $36.6 million and $8.1 million, respectively.
A hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity
At December 30, 2017, we had unrestricted cash and cash equivalents of $128.6 million and short term investments of $37.2 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 30, 2017, all of our cash and cash equivalents were held in demand deposits, money market accounts, and government bonds.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At December 30, 2017, we had letters of credit outstanding of $1.0 million under our revolving letter of credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded iRobot Japan G.K. and iRobot France SAS (formerly known as Robopolis SAS) from its assessment of internal control over financial reporting as of December 30, 2017, because they were acquired by the Company in purchase business combinations during fiscal 2017. We have also excluded iRobot Japan G.K. and iRobot France SAS (formerly known as Robopolis SAS) from our audit of internal control over financial reporting. iRobot Japan G.K. and iRobot France SAS (formerly known as Robopolis SAS) are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 8.3% and 23.9% of total assets, respectively and approximately 9.9% and 13.0% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2018

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128,635	$214,523
Short term investments	37,225	39,930
Accounts receivable, net	142,829	73,048
Inventory	106,932	50,578
Other current assets	19,105	5,591
Total current assets	434,726	383,670
Property and equipment, net	44,579	27,532
Deferred tax assets	31,531	30,585
Goodwill	121,440	41,041
Intangible assets, net	44,712	12,207
Other assets	14,534	12,877
Total assets	$691,522	$507,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,316	$67,281
Accrued expenses	73,647	40,869
Deferred revenue and customer advances	7,761	4,486
Total current liabilities	197,724	112,636
Deferred tax liabilities	9,539	—
Other long term liabilities	13,932	6,320
Total long term liabilities	23,471	6,320
Total liabilities	221,195	118,956
Commitments and contingencies (Note 14):
Preferred stock, 5,000,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,945,144 and 27,237,870 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	279	272
Additional paid-in capital	190,067	161,885
Retained earnings	277,989	226,950
Accumulated other comprehensive income (loss)	1,992	(151)
Total stockholders’ equity	470,327	388,956
Total liabilities and stockholders’ equity	$691,522	$507,912
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands, except per share amounts)
Revenue	$883,911	$660,604	$616,778
Cost of revenue:
Cost of product revenue	438,114	337,832	325,295
Amortization of intangible assets	12,638	3,457	2,557
Total cost of revenue(1)	450,752	341,289	327,852
Gross margin	433,159	319,315	288,926
Operating expenses:
Research and development(1)	113,149	79,805	76,071
Selling and marketing(1)	162,110	115,125	97,772
General and administrative(1)	84,771	66,828	53,540
Amortization of intangible assets	439	—	925
Total operating expenses	360,469	261,758	228,308
Operating income	72,690	57,557	60,618
Other income, net	3,676	3,804	2,353
Income before income taxes	76,366	61,361	62,971
Income tax expense	25,402	19,422	18,841
Net income	$50,964	$41,939	$44,130
Net income per share
Basic	$1.85	$1.51	$1.49
Diluted	$1.77	$1.48	$1.47
Number of weighted average common shares used in calculations per share
Basic	27,611	27,698	29,550
Diluted	28,753	28,292	30,107
 __________________________

(1)	Stock-based compensation recorded in fiscal 2017, 2016 and 2015 breaks down by expense classification as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Cost of revenue	$1,082	$760	$1,076
Research and development	5,009	3,646	3,256
Selling and marketing	2,571	2,008	1,457
General and administrative	11,089	9,581	8,394
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Net income	$50,964	$41,939	$44,130
Other comprehensive income (loss):
Net foreign currency translation adjustments	1,994	—	—
Net unrealized gains on cash flow hedges, net of tax	490	—	—
Net gains on cash flow hedge reclassified into earnings, net of tax	(295)	—	—
Net unrealized gains (losses) on marketable securities, net of tax	(46)	85	(85)
Total comprehensive income	$53,107	$42,024	$44,045
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
	(In thousands, except share data)
Balance at December 27, 2014	29,644,602	$297	$249,409	$140,881	$(151)	$390,436
Issuance of common stock for exercise of stock options	390,085	4	6,460			6,464
Conversion of deferred compensation	14,610	—	—			—
Vesting of restricted stock units	340,754	3	(3)			—
Tax benefit of excess stock-based compensation deduction			822			822
Stock-based compensation			14,183			14,183
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(37,969)		(1,295)			(1,295)
Other comprehensive loss					(85)	(85)
Directors' deferred compensation			149			149
Stock repurchases	(1,260,276)	(13)	(37,380)			(37,393)
Net income				44,130		44,130
Balance at January 2, 2016	29,091,806	$291	$232,345	$185,011	$(236)	$417,411
Issuance of common stock for exercise of stock options	456,498	4	9,340			9,344
Conversion of deferred compensation	6,721	—	—			—
Vesting of restricted stock units	363,643	4	(4)			—
Tax benefit of excess stock-based compensation deduction			2,421			2,421
Stock-based compensation			15,995			15,995
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(39,676)		(1,300)			(1,300)
Other comprehensive income					85	85
Directors' deferred compensation			82			82
Stock repurchases	(2,641,122)	(27)	(96,994)			(97,021)
Net income				41,939		41,939
Balance at December 31, 2016	27,237,870	$272	$161,885	$226,950	$(151)	$388,956
Issuance of common stock for exercise of stock options	367,267	4	10,569			10,573
Conversion of deferred compensation	14,901	—	—			—
Vesting of restricted stock units	376,335	4	(4)			—
Stock-based compensation			19,751			19,751
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	(51,229)	(1)	(2,982)			(2,983)
Other comprehensive income					1,948	1,948
Directors' deferred compensation			65			65
Unrealized net gain on derivative financial instruments					195	195
Cumulative effect of a change in accounting principle related to stock-based compensation			783	75		858
Net income				50,964		50,964
Balance at December 30, 2017	27,945,144	$279	$190,067	$277,989	$1,992	$470,327
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$50,964	$41,939	$44,130
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	25,499	13,606	15,304
Gain on sale of business unit and cost method investment	(1,267)	(1,067)	(3,287)
(Income) loss on equity method investment	65	(1,376)	—
Impairment on cost method investment	155	—	—
Gain on business acquisition	(2,243)	—	—
Stock-based compensation	19,751	15,995	14,183
Deferred income taxes, net	(999)	3,557	(985)
Tax benefit of excess stock-based compensation deductions	—	(2,971)	(1,467)
Non-cash director deferred compensation	65	82	149
Other	1,846	—	—
Changes in operating assets and liabilities — (use) source
Accounts receivable	(53,251)	25,682	(31,461)
Inventory	(1,470)	(981)	(13,978)
Other assets	(10,562)	3,187	203
Accounts payable	17,457	6,502	3,786
Accrued liabilities	23,447	10,181	(3,251)
Deferred revenue and customer advances	2,149	2,996	(584)
Long term liabilities	4,709	(908)	3,970
Net cash provided by operating activities	76,315	116,424	26,712
Cash flows from investing activities:
Additions of property and equipment	(23,371)	(10,817)	(9,372)
Change in other assets	(1,542)	(2,093)	(1,015)
Proceeds from sale of business unit and cost method investment	1,267	24,154	5,645
Cash paid for business acquisitions, net of cash acquired	(148,765)	—	—
Purchases of investments	(10,578)	(16,554)	(17,755)
Sales and maturities of investments	13,066	9,500	20,500
Net cash provided by (used in) investing activities	(169,923)	4,190	(1,997)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(2,983)	(1,300)	(1,295)
Proceeds from stock option exercises	10,573	9,344	6,464
Stock repurchases	—	(97,021)	(37,393)
Tax benefit of excess stock-based compensation deductions	—	2,971	1,467
Net cash provided by (used in) financing activities	7,590	(86,006)	(30,757)
Effect of exchange rate changes on cash and cash equivalents	130	—	—
Net increase (decrease) in cash and cash equivalents	(85,888)	34,608	(6,042)
Cash and cash equivalents, at beginning of period	214,523	179,915	185,957
Cash and cash equivalents, at end of period	$128,635	$214,523	$179,915
Supplemental disclosure of cash flow information
Cash paid for income taxes	$25,879	$14,061	$14,341
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$5,001	$1,550	$848
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Foreign Currency Translation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany balances and transactions. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).
For the Company's subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. These estimates and judgments, include but are not limited to, revenue recognition (specifically sales returns and other allowances); valuation of goodwill and acquired intangible assets; accounting for business combinations; evaluating loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
Fiscal Year-End
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Revenue Recognition
The Company primarily derives its revenue from product sales. Until the divestiture of the defense and security business unit in April 2016 (see Note 4), the Company also generated minimal revenue from government and commercial research and development contracts. The Company sells products directly to customers and indirectly through resellers and distributors. The Company recognizes revenue from sales of robots under the terms of the customer agreement upon transfer of title and risk of loss to the customer, net of estimated returns and allowances, provided that collection is determined to be reasonably assured and no significant obligations remain.
Beginning in the third quarter of 2015, the Company introduced its first connected robot. Each sale of a connected robot represents a multiple-element arrangement containing the robot, an app and potential future unspecified software upgrades. Revenue is allocated to the deliverables based on their relative selling prices which have been determined using best estimate of selling price (BESP), as the Company has not been able to establish vendor specific objective evidence (VSOE) or obtain relevant third party evidence (TPE). Revenue allocated to the app and unspecified software upgrades is then deferred and recognized on a straight-line basis over the period in which the Company expects to provide the upgrades, which is the estimated life of the robot.
Sales to retailers of consumer robots are typically subject to agreements allowing for limited rights of return, rebates and price protection. The Company also provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain international distributors. Accordingly, the Company reduces revenue for its estimates of liabilities for these rights of return, rebates, and price protection, as well as discounts and promotions, at the time the related sale is recorded. The estimates for rights of return are directly based on specific terms and conditions included in the customer agreements,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances. In the case of new product introductions, the estimates for returns applied to the new products are based upon the estimates for the most similar predecessor products until such time that the Company has enough actual returns experience for the new products, which is typically two holiday return cycles. At that time, the Company incorporates that data into the development of returns estimates for the new products. The Company updates its analysis of returns on a quarterly basis. If actual returns differ significantly from the Company's estimates, or if modifications to individual customer agreements are entered into that impact their rights of returns, such differences could result in an adjustment to previously established reserves and could have a material impact, either favorably or unfavorably, on the Company’s results of operations for the period in which the actual returns become known or the agreement is modified. In 2016, the Company began selling to one domestic distributor under an agreement that provides product return privileges. As a result, the Company recognizes revenue from sales to this distributor when the product is resold by the distributor. The estimates and adjustments for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates. As of December 30, 2017, the Company has reserves for product returns of $42.7 million, discounts and promotions of $58.2 million and price protection of $3.1 million. As of December 31, 2016, the Company had reserves for product returns of $27.7 million, discounts and promotions of $22.1 million and price protection of $1.5 million.
Prior to the Company's divestiture of the defense and security business unit in April 2016 (see Note 4), the Company generated minimal revenue from government contracts. Under cost-plus-fixed-fee (CPFF) type contracts, the Company recognized revenue based on costs incurred plus a pro rata portion of the total fixed fee. Costs incurred included labor and material that were directly associated with individual CPFF contracts plus indirect overhead and general and administrative type costs based upon billing rates submitted by the Company to the Defense Contract Management Agency (DCMA). Annually, the Company submitted final indirect billing rates to DCMA based upon actual costs incurred throughout the year. In the situation where the Company’s final actual billing rates are greater than the estimated rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is collected from the customer. These final billing rates are subject to audit by the Defense Contract Audit Agency (DCAA), which can occur several years after the final billing rates are submitted and may result in material adjustments to revenue recognized based on estimated final billing rates. As of December 30, 2017, fiscal year 2016 is open for audit by DCAA. In the situation where the Company’s anticipated actual billing rates will be lower than the provisional rates used, the Company records a cumulative revenue adjustment in the period in which the rate differential is identified. Revenue on firm fixed price (FFP) contracts was recognized using the percentage-of-completion method. For government product FFP contracts, revenue was recognized as the product was shipped or in accordance with the contract terms. Costs and estimated gross margins on contracts were recorded as revenue as work was performed based on the percentage that incurred costs compared to estimated total costs utilizing the most recent estimates of costs and funding. Revenue earned in excess of billings, if any, was recorded as unbilled revenue. Billings in excess of revenue earned, if any, were recorded as deferred revenue.
Business Combinations
The Company accounts for transactions that represent business combinations under the acquisition method of accounting. The Company allocates the total consideration paid for each acquisition to the assets it acquires and liabilities it assumes based on their fair values as of the date of acquisition, including identifiable intangible assets.  The Company bases the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which is generally one year from the acquisition date, any adjustment to the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in money market funds or savings accounts of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 30, 2017 and December 31, 2016, cash equivalents were comprised of money market funds totaling $3.2 million and $157.0 million, respectively. These cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 30, 2017 and December 31, 2016, investments consisted of:

	December 30, 2017		December 31, 2016
	Cost	Fair Market Value	Cost	Fair Market Value
	(In thousands)
Corporate and government bonds	$37,767	$37,225	$40,439	$39,930
Total short term investments	$37,767	$37,225	$40,439	$39,930
As of December 30, 2017, the Company’s investments had maturity dates ranging from March 2018 to September 2020. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.
Accounts receivable allowances
Allowance for product returns: The Company records an allowance for product returns for the estimated amount of product that may be returned. The allowance is based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable under the circumstances.
Allowance for discounts and promotions: The Company records an allowance for discounts and promotions related to promotional marketing support, contractual discounts, etc. The allowance is based on specific programs, expected usage and historical experience.
Allowance for price protection: The Company records an allowance for price protection for the estimated amount of support expected to be provided to customers for product transitions. The allowance is based on specific programs, expected usage and historical experience.
Allowance for doubtful accounts: The Company records an allowance for doubtful accounts for the estimated amount of accounts receivable that may not be collected. The allowance is based on an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to accounts receivable allowances was as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Allowance for product returns
Balance at beginning of period	$27,673	$25,992	$27,449
Acquired balance	6,088	—	—
Provision	54,981	33,992	27,432
Deduction	(43,831)	(28,826)	(21,979)
Other adjustments	(2,218)	(3,485)	(6,910)
Balance at end of period	$42,693	$27,673	$25,992

Allowance for discounts and promotions
Balance at beginning of period	$22,108	$23,005	$10,749
Acquired balance	11,932	—	—
Provision	107,390	45,869	39,482
Deduction	(79,652)	(46,610)	(26,587)
Other adjustments	(3,567)	(156)	(639)
Balance at end of period	$58,211	$22,108	$23,005

Allowance for price protection
Balance at beginning of period	$1,550	$—	$—
Acquired balance	—	—	—
Provision	3,215	1,550	—
Deduction	(1,617)	—	—
Other adjustments	—	—	—
Balance at end of period	$3,148	$1,550	$—

Allowance for doubtful accounts
Balance at beginning of period	$29	$33	$67
Acquired balance	248	—	—
Provision	1	—	—
Deduction	(2)	(4)	(34)
Other adjustments	—	—	—
Balance at end of period	$276	$29	$33
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
Warranty
The Company typically provides a one-year warranty (with the exception of European consumer products, which typically have a two-year warranty period) against defects in materials and workmanship and will either repair the goods, provide replacement products at no charge to the customer or refund amounts to the customer for defective products. The Company records estimated warranty costs, based on historical experience by product, at the time revenue is recognized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual results could differ from these estimates, which could cause increases or decreases to the warranty reserves in future periods.
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
Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company completes the annual impairment evaluation during the fourth quarter each year.
Other long-lived assets consist principally of completed technology, tradename, customer relationships, reacquired distribution rights and non-competition agreements. Reacquired distribution rights are amortized on an accelerated basis while all other intangible assets are amortized over their respective estimated useful lives on a straight-line basis, consistent with the pattern in which the economic benefits are being utilized.
The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment.
Other Assets
At December 30, 2017 and December 31, 2016, other assets consisted primarily of cost and an equity method investment totaling $14.2 million and $12.9 million, respectively. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Hedging Activities
The Company utilizes derivative instruments to hedge specific financial risks including foreign exchange risk. The Company does not engage in speculative hedging activity. In order to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other income, net, in the consolidated statements of income. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of income, in revenue or cost of revenue. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings.
Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value. The fair value is established based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 - observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 - unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value of employee stock options is estimated at the grant date using the Black-Scholes option-pricing model. The fair value for restricted stock awards, time-based restricted stock units and performance-based restricted stock units is based on the closing share price of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. The Company recognizes stock-based compensation as expense over the requisite service period. The Company has elected to account for forfeitures as they occur, rather than applying an estimated forfeiture rate, following its adoption of ASU 2016-09 in the first quarter of 2017.
Research and Development
Costs incurred in the research and development of the Company’s products are expensed as incurred.
Internal Use Software
The Company capitalizes costs associated with the development and implementation of software for internal use. At December 30, 2017 and December 31, 2016, the Company had $12.8 million and $9.5 million, respectively, of costs related to enterprise-wide software included in fixed assets. Capitalized costs are being amortized over the assets’ estimated useful lives. The Company has recorded $1.5 million, $0.4 million and $0.7 million of amortization expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 30, 2017, December 31, 2016 and January 2, 2016 advertising expense totaled $91.8 million, $64.4 million and $54.7 million, respectively, and are recorded within the selling and marketing expenses line item.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of December 30, 2017, the Company recorded a valuation allowance of $0.8 million for certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a one-time income tax provision of $11.9 million in the fourth quarter of 2017, the period in which the legislation was enacted. The one-time income tax provision includes $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The one-time income tax expense also includes a provisional amount of $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $3.0 million of current income tax provision recorded relating to the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 30, 2017. Additional information and analysis is necessary to complete the calculation and accounting relating to the transition tax on the mandatory deemed repatriation of foreign earnings. Any subsequent adjustments to this amount will be recorded to current income tax provision during the measurement period which is not expected to extend beyond one year from the enactment date.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 30, 2017, one customer accounted for a total of 11.5% of the Company's accounts receivable balance. At December 31, 2016, three customers accounted for a total of 43.9% of the Company's accounts receivable balance, each of which was greater than 10% of the balance and two of whom secured their balance with guaranteed letters of credit, which together represents 32.5% of the balance. For the fiscal year ended December 30, 2017, the Company generated 13.5% of total revenue from one of its retailers (Amazon). For the fiscal year ended December 31, 2016, the Company generated 12.9%, 12.3% and 10.4% of total revenue from its distributor in Japan, Sales On Demand Corporation (SODC), Robopolis SAS, a network of affiliated European distributors (Robopolis) and Amazon, respectively. For the fiscal year ended January 2, 2016, the Company generated 13.3% and 12.7% of total revenue from SODC and Robopolis, respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of SODC, and on October 2, 2017, the Company acquired Robopolis (see Note 3).
The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$50,964	$41,939	$44,130
Weighted-average shares outstanding	27,611	27,698	29,550
Dilutive effect of employee stock options and restricted shares	1,142	594	557
Diluted weighted-average shares outstanding	28,753	28,292	30,107
Basic income per share	$1.85	$1.51	$1.49
Diluted income per share	$1.77	$1.48	$1.47

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units and stock options representing approximately 0.0 million, 0.4 million and 0.5 million shares of common stock for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2017-09, "Stock Compensation – Scope of Modification Accounting," that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective prospectively beginning January 1, 2018, with early adoption permitted. This guidance will apply to any future modifications. During the fourth quarter of 2017, the Company adopted this standard, which did not have an impact on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations; Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. During the fourth quarter of 2017, the Company adopted this standard, which did not have an impact on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other." ASU 2017-04 eliminates step 2 from the goodwill impairment test, instead requiring that an entity recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. During the fourth quarter of 2017, the Company adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. During the fourth quarter of 2017, the Company adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. The Company adopted ASU 2016-09 effective January 1, 2017 and elected to apply this adoption prospectively. Upon the adoption, the Company elected to account for forfeitures of share-based payments as they occur prospectively. Prior periods have not been adjusted. As of the adoption date, this standard did not have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory." ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging," that was created to better align accounting rules with a company’s risk management activities, better reflect the economic results of hedging in the financial statements, and simplify hedge accounting treatment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU 2016-02, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.
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
The Company primarily derives its revenue from product sales. The adoption is not expected to have a material effect on the timing of recognition or measurement of revenue from the Company’s product sales. The Company also derives revenue from sales of connected robots, which represent arrangements with multiple performance obligations consisting of the robot, the iRobot Home app, potential future unspecified software upgrades and cloud services. ASU 2014-09 requires revenue to be allocated amongst material performance obligations based on stand-alone selling price and recognized based on the transfer of control of the material performance obligations. It is the Company’s position that the app, upgrades and cloud services related to the current offerings constitute a single immaterial performance obligation and therefore, the revenue associated with the robot and services will be recognized upon transfer of control to the customer.
The Company's product sales are typically subject to limited rights of return, rebates, discounts and promotions and price protection. Accordingly, the Company reduces revenue for its estimates of allowances for these rights of return, rebates, discounts and promotions and price protection at the time the related sale is recorded based on contractual term, future expectation and historical experience. The Company does not expect that there will be material changes to the recognition of these allowances, and that these will continue to be recorded at the time the related revenue is recorded for the sales. The Company does expect that upon adoption of the standard, certain compliance-related charges will be estimated and recorded as a reduction of revenue at the time of sale, rather than upon resolution of the validity of the charges, but expects the impact of this to be immaterial to revenue.
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

3.	Business Combinations
Acquisition of Robopolis
On October 2, 2017, the Company closed the acquisition of its largest European distributor, Robopolis SAS, a French company (Robopolis), subsequently renamed to iRobot France SAS. The initial purchase price was approximately $170.1 million in cash, net of acquired cash of $38.0 million, subject to the finalization of the working capital adjustment in accordance with the stock purchase agreement. The acquisition will better enable the Company to maintain its leadership position and grow its business in several Western European countries through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. The results of operations for this acquisition have been included in the Company’s operating results since the acquisition date.
The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company is continuing to analyze certain pre-acquisition income tax filing positions of Robopolis in various taxing jurisdictions that will assist the Company in finalizing the amounts to record any assumed uncertain income tax positions. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
The following table summarizes the preliminary allocation of the purchase price (in thousands):

Cash	$37,981
Accounts receivable	21,426
Inventory	36,304
Goodwill	79,558
Intangible assets	36,597
Other assets	2,456
Total assets	214,322

Accounts payable	(29,391)
Accrued expenses	(3,376)
Deferred tax liabilities	(10,833)
Other liabilities	(645)
Total liabilities assumed	(44,245)
Net assets acquired	$170,077

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Useful Life	Fair Value
		(in thousands)
Reacquired distribution rights	2.25 years	$29,296
Customer relationships	14 years	7,029
Non-competition agreements	3 years	272
Total		$36,597

The amount assigned to identifiable intangible assets acquired was based on their fair values determined as of the acquisition date, primarily using the income approach by discounting to present value the free cash flows expected to be generated by each asset over its remaining life. The discount rate used was approximately 14.5%. Reacquired distribution rights are amortized on an accelerated basis while all other intangible assets are amortized over their respective estimated useful lives on a straight-line basis, consistent with the pattern in which the economic benefits are being utilized.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets acquired. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment at least annually. None of the goodwill associated with this transaction will be deductible for tax purposes.

Acquisition of Sales On Demand Corporation
On April 3, 2017, the Company closed its acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC), iRobot Japan G.K., for approximately $16.6 million in cash, equal to the book value of the acquired assets.  The acquisition will better enable the Company to maintain its leadership position and accelerate the growth of its business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands the Company's presence and customer outreach opportunities in Japan. The acquisition was a stock purchase. The results of operations for this acquisition have been included in the Company's operating results since the acquisition date.
During the three months ended September 30, 2017, the Company finalized the purchase price allocation and made measurement period adjustments to the provisional amounts reported as the estimated fair values of assets acquired. These measurement period adjustments resulted in a $2.2 million non-taxable gain on business acquisition which represents the excess of the fair value of the net assets acquired over the purchase price. The gain on business acquisition was recorded within other income, net in the consolidated statements of income. The Company believes that the gain on business acquisition was due to the transaction not being subjected to a competitive bidding process and the purchase price being determined based on the net book value of the net assets acquired.
The following table summarizes the final allocation of the purchase price (in thousands):

Cash	$125
Accounts receivable, net (1)	(5,496)
Inventory	18,290
Other assets	2,065
Deferred tax assets, net	409
Goodwill	—
Intangible assets	8,640
Total assets acquired	24,033

Accrued expenses and other current liabilities	(4,450)
Other liabilities	(691)
Total liabilities assumed	(5,141)
Net assets acquired	$18,892
Gain on business acquisition	(2,243)
Total purchase price	$16,649

(1) The accounts receivable balance reflects reserves for product returns, discounts and promotions assumed as part of the acquisition.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Useful Life	Fair Value
		(in thousands)
Customer relationships	13 years	$4,490
Reacquired distribution rights	9 months	4,150
Total		$8,640

Pro Forma Results (Unaudited)

The following table shows unaudited pro forma results of operations as if we had acquired Robopolis on January 3, 2016 (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016
Revenue	$901,612	$718,917
Net income	$51,887	$53,320
Net income per share:
Basic income per share	$1.88	$1.93
Diluted income per share	$1.80	$1.88

We have not furnished pro forma financial information relating to our other fiscal 2017 acquisition because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions taken place at the beginning of the periods indicated.

4.	Divestiture
In April 2016, the Company completed the sale of its defense and security business unit to iRobot Defense Holdings, Inc., a portfolio company of Arlington Capital Partners. The final purchase price, including adjustments for working capital and indebtedness, was $24.5 million. The Company recognized a gain of $0.4 million on the sale of assets. The sale of its defense and security business did not meet the criteria for discontinued operations presentation as it did not represent a strategic shift that had a major effect on the Company's operations and financial results.
The Company and iRobot Defense Holdings, Inc. also entered into a Transition Services Agreement (TSA), pursuant to which the Company continued to perform certain functions on iRobot Defense Holdings Inc.’s behalf during a transition period not to exceed 12 months. The TSA provided for the reimbursement to the Company for direct costs incurred in order to provide such functions and was recorded as a component of other income. The transition period was completed during the three months ended April 1, 2017.

5.	Inventory
Inventory consists of the following at:

	December 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$4,036	$4,717
Finished goods	102,896	45,861
	$106,932	$50,578

6.	Property and Equipment
Property and equipment consists of the following at:

	December 30, 2017	December 31, 2016
	(In thousands)
Computer and equipment	$10,669	$7,378
Furniture	4,120	2,906
Machinery	14,202	9,154
Tooling	31,783	20,487
Leasehold improvements	26,136	21,383
Business applications software	12,757	9,471
	99,667	70,779
Less: accumulated depreciation	55,088	43,247
	$44,579	$27,532
Depreciation expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $12.3 million, $10.0 million, and $11.4 million, respectively.

7.	Goodwill and other intangible assets
The following table summarizes the activity in the carrying amount of goodwill for fiscal years 2017 and 2016:

(In thousands)

Balance as of January 2, 2016	$48,751
Divestiture (1)	(7,710)
Balance as of December 31, 2016	41,041
Acquisitions (Note 3)	79,558
Effect of foreign currency translation	841
Balance as of December 30, 2017	$121,440

(1)
In April 2016, the Company completed the sale of its defense and security business unit and therefore the goodwill balance assigned to the defense and security business unit was written off during the three months ended July 2, 2016.

Intangible assets at December 30, 2017 and December 31, 2016 consisted of the following:

	December 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$18,150	$8,750	$26,900	$14,693	$12,207
Tradename	100	100	—	100	100	—
Customer relationships	11,594	418	11,176	—	—	—
Reacquired distribution rights	33,760	9,226	24,534	—	—	—
Non-competition agreements	275	23	252	—	—	—
Total	$72,629	$27,917	$44,712	$27,000	$14,793	$12,207

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to acquired intangible assets was $13.1 million, $3.5 million, and $3.5 million for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows:

(In thousands)
2018	$19,767
2019	13,188
2020	1,950
2021	1,714
2022	1,489
Thereafter	6,604
Total	$44,712

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses
Accrued expenses consist of the following at:

	December 30, 2017	December 31, 2016
	(In thousands)
Accrued bonus	20,443	14,226
Accrued warranty	11,264	8,464
Accrued other compensation	9,071	6,789
Accrued sales and other taxes	7,256	422
Accrued federal and state income taxes	7,110	1,059
Accrued sales and marketing	3,299	404
Accrued direct fulfillment costs	1,885	1,722
Accrued customer deposits	1,324	1,171
Accrued accounting fees	1,221	686
Accrued rent	—	327
Accrued other	10,774	5,599
	$73,647	$40,869

9.	Working Capital Facilities
Credit Facility
The Company has an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of December 30, 2017, the total amount of the credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under the credit facility will accrue, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender's base rate. The lender's base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender's prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of December 30, 2017, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of December 30, 2017, the Company was in compliance with all covenants under its credit facility.
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

As of December 30, 2017, there were letters of credit outstanding of $1.0 million under the revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase stock, and consolidate or merge with other entities. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 30, 2017, the Company was in compliance with all covenants under the revolving letter of credit facility.

10.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of fourteen months or less. At December 30, 2017 and December 31, 2016, the Company had outstanding cash flow hedges with a total notional value of $73.7 million and $0.0 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At December 30, 2017 and December 31, 2016, the Company had outstanding economic hedges with a total notional value of $36.6 million and $8.1 million, respectively.
The fair values of derivative instruments are as follows:

		Fair Value
	Classification	December 30, 2017	December 31, 2016
		(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other current assets	$—	$180
Foreign currency forward contracts	Other current assets	413	—
Foreign currency forward contracts	Accrued expenses	221	43
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$488	$—
Foreign currency forward contracts	Other assets	116	—
Foreign currency forward contracts	Accrued expenses	279	—

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows:

		Fiscal year ended
	Classification	December 30, 2017	December 31, 2016
		(In thousands)
Gain (loss) recognized in income	Other income, net	$(444)	$29

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the years ended December 30, 2017 and December 31, 2016 (in thousands):

	Effective Portion					Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Fiscal year ended			Fiscal year ended			Fiscal year ended
	December 30, 2017	December 31, 2016	Classification	December 30, 2017	December 31, 2016	Classification	December 30, 2017	December 31, 2016

Foreign currency forward contracts	$584	$—	Revenue	$320	$—	Other income, net	$(5)	$—
			Cost of revenue	$(63)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

11.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017, were as follows:

	Fair Value Measurements as of
	December 30, 2017
Description	Level 1	Level 2 (1)	Level 3
	(In thousands)
Assets:
Money market funds	$3,165	$—	$—
Corporate and government bonds	—	37,225	—
Derivative instruments (Note 10)	—	1,017	—
Total assets measured at fair value	$3,165	$38,242	$—

Liabilities:
Derivative instruments (Note 10)	$—	$500	$—
Total liabilities measured at fair value	$—	$500	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Fair Value Measurements as of
	December 31, 2016
Description	Level 1	Level 2 (1)	Level 3
	(In thousands)
Assets:
Money market funds	$156,980	$—	$—
Corporate and government bonds	—	39,930	—
Derivative instruments (Note 10)	—	180	—
Total assets measured at fair value	$156,980	$40,110	$—

Liabilities:
Derivative instruments (Note 10)	$—	$43	$—
Total liabilities measured at fair value	$—	$43	$—
(1) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

12.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding at December 30, 2017 and December 31, 2016.
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
Share Repurchase Activity
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
The Company did not repurchase any shares of common stock during fiscal year 2017. During fiscal year 2016 and 2015, the Company repurchased 2,641,122 shares totaling $97.0 million and 1,260,276 shares totaling $37.4 million, respectively, in the open market under these stock repurchase plans.

13.	Stock-Based Compensation
The Company has options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan") and the 2015 Stock Option and Incentive Plan (the "2015 Plan" and together with the 2005 Plan and the 2007 Plan, the "Plans"). All options that remained outstanding under the 2004 Stock Option and Incentive Plan as of December 27, 2014 were exercised during fiscal 2015. The 2015 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2015 Plan, which became effective May 20, 2015, 3,100,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued under the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2015 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. The grant of any full value award (e.g., restricted stock units) under the 2015 Plan is counted against the share reserve for future grants under the 2015 Plan as 1.61 shares for every one share actually subject to such award. As of December 30, 2017, there were 590,655 shares available for future grant under the 2015 Plan. The Company recognized $19.8 million, $16.0 million and $14.2 million of stock-based compensation expense during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.
Stock Options
Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 90 days from employee termination. The exercise price of stock options is typically equal to the closing price on The Nasdaq Global Select Market on the date of grant.
As of December 30, 2017, the unamortized compensation costs associated with stock options was $4.0 million with a weighted-average remaining recognition period of 2.07 years.
The following table summarizes stock option activity for fiscal years 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 27, 2014	1,473,320	$22.89
Granted	323,104	32.58
Exercised	(390,085)	16.57
Canceled	(118,789)	28.41
Outstanding at January 2, 2016	1,287,550	$26.73
Granted	314,770	38.03
Exercised	(456,498)	20.47
Canceled	(57,648)	33.28
Outstanding at December 31, 2016	1,088,174	$32.27
Granted	10,975	57.33
Exercised	(367,267)	28.79
Canceled	(18,928)	36.72
Outstanding at December 30, 2017	712,954	$34.34	4.27 years	$30.2 million
Vested and expected to vest at December 30, 2017	712,954	$34.34	4.27 years	$30.2 million
Exercisable as of December 30, 2017	399,163	$32.10	3.62 years	$17.8 million
 _________________________

(1)
The aggregate intrinsic value on the table above represents the difference between the Company's closing stock price on December 30, 2017 of $76.70 and the exercise price of the underlying in-the-money option.

The fair value of each option grant for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Risk-free interest rate	2.11%	1.17% — 1.89%	1.47% — 1.75%
Expected dividend yield	—	—	—
Expected life	4.01 years	4.01 — 4.03 years	3.98 — 4.02 years
Expected volatility	38.0%	38.9% — 42.1%	46.5% — 52.4%

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During fiscal years 2017, 2016, and 2015, the total intrinsic value of stock options exercised was $21.8 million, $10.3 million, and $5.9 million, respectively.
The following table summarizes information about stock options outstanding at December 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 26.59	113,447	1.90 years	$23.00	113,447	$23.00
29.60 - 32.38	109,187	4.54	31.13	55,396	31.33
33.14 - 33.14	108,113	5.19	33.14	39,085	33.14
33.29 - 34.30	116,942	4.06	34.01	66,770	33.99
35.43 - 37.08	58,858	3.52	35.72	49,232	35.60
37.62 - 37.62	99,370	5.44	37.62	31,467	37.62
39.09 - 39.09	37,589	5.69	39.09	9,434	39.09
43.35 - 43.35	29,605	3.18	43.35	27,178	43.35
57.33 - 57.33	10,975	6.19	57.33	—	—
58.55 - 58.55	28,868	5.94	58.55	7,154	58.55
$ 3.54 - $58.55	712,954	4.27 years	$34.34	399,163	$32.10

Restricted Stock Units
Restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a four-year period. As of December 30, 2017, the unamortized compensation costs associated with restricted stock units was $39.3 million with a weighted-average remaining recognition period of 2.52 years.

The following table summarizes the restricted stock unit activity for fiscal years 2017, 2016 and 2015:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	880,138	$30.10
Granted	505,277	36.88
Vested	(340,754)	29.13
Forfeited	(110,784)	30.82
Outstanding at January 2, 2016	933,877	$31.42
Granted	458,237	37.93
Vested	(358,018)	30.81
Forfeited	(98,917)	32.13
Outstanding at December 31, 2016	935,179	$35.07
Granted	396,164	72.63
Vested	(351,543)	33.73
Forfeited	(41,347)	39.52
Outstanding at December 30, 2017	938,453	$51.24

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of outstanding restricted stock units at December 30, 2017 was $72.0 million based on the Company's closing stock price on December 30, 2017 of $76.70, with a weighted average remaining contractual term of 1.50 years.
Performance Based Restricted Stock Units
The Company grants performance-based restricted stock units (PSUs) to certain of its employees. The PSUs have performance metrics based on financial performance of the Company measured at the end of a three-year performance period. The performance metric for these awards is operating income percent, with a threshold requirement for a minimum amount of revenue growth. The number of shares actually earned at the end of the three year period will range from 0% to 200% of the target number of PSUs granted based on the Company’s performance against the performance conditions.
The unamortized fair value as of December 30, 2017 associated with performance based restricted stock units was $5.6 million with a weighted-average remaining recognition period of 1.39 years.
The following table summarizes the performance based restricted stock unit activity for fiscal years 2017, 2016 and 2015:

	Number of Shares Underlying PSU (1)	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	29,717	$43.35
Granted	71,133	34.30
Vested	—	—
Forfeited	(10,358)	38.60
Outstanding at January 2, 2016	90,492	$36.78
Granted	82,085	33.36
Vested	(5,625)	34.30
Forfeited	(3,041)	34.30
Outstanding at December 31, 2016	163,911	$35.03
Granted	105,650	57.33
Vested	(24,792)	43.35
Forfeited	(2,708)	39.71
Outstanding at December 30, 2017	242,061	$43.97
 _________________________
(1)     Includes the target number of PSUs.

The aggregate intrinsic value of outstanding PSUs was $18.6 million based on the Company's closing stock price on December 30, 2017 of $76.70 with a weighted average remaining contractual term of 1.39 years.

Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (ESPP). The Company reserved a total of 700,000 shares of common stock for issuance under this plan. The ESPP is administered over six-month offering periods beginning November 15 and May 15 of each year. Eligible employees can contribute 1% to 15% of their compensation each period up to $4,000, for the purchase of common stock not to exceed 1,000 shares per the six-month period. On the last business day of each period, shares of common stock are purchased at a purchase price of 85% of the lower of the fair market values of the stock as of the beginning and the end of the offering period. The first offering period began November 15, 2017, resulting in an immaterial stock-based compensation expense for the year ended December 30, 2017.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal years 2017, 2016 and 2015 amounted to $8.9 million, $6.0 million, and $4.9 million, respectively. Future minimum rental payments under operating leases were as follows as of December 30, 2017:

Operating Leases
2018	$6,361
2019	6,901
2020	6,506
2021	6,502
2022	6,498
Thereafter	39,839
Total minimum lease payments	$72,607
Outstanding Purchase Orders
At December 30, 2017, we had outstanding purchase orders aggregating approximately $74.4 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 30, 2017 and December 31, 2016, respectively.

Government Contract Contingencies
Prior to the completion of the divestiture of our defense and security business unit during the second quarter of 2016, the Company had several prime contracts with the U.S. federal government which did not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several subcontracts with prime contractors hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for the Company. In addition, the Company is subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review the Company’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of its costs are found to be allocated improperly to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Annually, the Company submitted final indirect billing rates to DCMA based upon actual costs incurred throughout the year. These final billing rates are subject to audit by DCAA. As of December 30, 2017, fiscal year 2016 is open for audit by DCAA.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Balance at beginning of period	$8,464	$6,907	$7,769
Liability assumed (1)	2,186	—	—
Provision	8,591	7,494	4,598
Warranty usage (2)	(7,977)	(5,937)	(5,460)
Balance at end of period	$11,264	$8,464	$6,907
 __________________________________

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (see Note 3).

(2)
Warranty usage includes costs incurred for warranty obligations and, for the twelve month period ended December 31, 2016, the release of warranty liabilities associated with the divestiture of the defense and security business unit.

15.	Employee Benefits
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
The Company elected to make a matching contribution of approximately $2.4 million, $1.7 million and $1.8 million for the plan years ended December 30, 2017, December 31, 2016 and January 2, 2016 ("Plan-Year 2017," "Plan-Year 2016" and "Plan-Year 2015"), respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating during Plan-Year 2017, Plan-Year 2016 and Plan-Year 2015 is entitled up to a maximum of three percent of his or her eligible annual payroll.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
Income (loss) before provision for income taxes was as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Domestic	$71,382	$61,706	$62,391
Foreign	4,984	(345)	580
Income before income taxes	$76,366	$61,361	$62,971
The components of income tax expense were as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Current
Federal	$17,555	$17,639	$20,033
State	1,691	1,054	972
Foreign	7,355	310	121
Total current income tax provision	26,601	19,003	21,126
Deferred
Federal	$6,664	$781	$(1,657)
State	(2,470)	(95)	(628)
Foreign	(5,393)	(267)	—
Total deferred income tax provision	(1,199)	419	(2,285)
Total income tax provision	$25,402	$19,422	$18,841

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s consolidated statement of income. This will result in increased volatility in the Company’s effective tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated the provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a one-time income tax provision of $11.9 million as additional income tax provision in the fourth quarter of 2017, the period in which the legislation was enacted. The one-time income tax provision includes $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The one-time income tax expense also includes a provisional amount of $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $3.0 million of current income tax provision recorded relating to the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 30, 2017. Additional information and analysis is necessary to complete the calculation and accounting relating to the transition tax on the mandatory deemed repatriation of foreign earnings. Any subsequent adjustments to this amount will be recorded to current income tax provision during the measurement period which is not expected to extend beyond one year from the enactment date.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the expected tax (benefit) expense computed by applying the federal statutory rate to income before income taxes to actual tax expense is as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Expected federal income tax	$26,728	$21,476	$22,040
Miscellaneous permanent items	2,979	516	608
State taxes (net of federal benefit)	2,089	1,360	982
Federal and state credits	(4,486)	(2,233)	(2,767)
Change in valuation allowance	800	—	—
Domestic production activities deduction	(1,528)	(1,731)	(2,145)
Statute of limitation expirations of uncertain tax positions	(106)	(167)	(194)
Excess tax benefits relating to stock-based compensation	(11,709)	—	—
Tax Cuts and Jobs Act of 2017	11,861	—	—
Other	(1,226)	201	317
	$25,402	$19,422	$18,841

The components of net deferred tax assets were as follows:

	December 30, 2017	December 31, 2016
	(In thousands)
Deferred tax assets
Reserves and accruals	$24,315	$20,737
Tax credits	6,666	5,999
Property and equipment	1,382	1,934
Stock-based compensation	4,277	6,150
Net operating loss carryforwards	144	1,010
Valuation allowance	(800)	—
Gross deferred tax assets	35,984	35,830
Deferred tax liabilities
Intangible assets	13,419	4,530
Other	573	715
Gross deferred tax liabilities	13,992	5,245
Net deferred tax assets	$21,992	$30,585
The Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of these earnings, as well as the capital in these subsidiaries, indefinitely outside of the U.S. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.
The Company has fully utilized both the federal and state net operating loss carryforwards as of December 30, 2017. The Company had federal and state net operating loss carryforwards of $1.0 million and $8.9 million, respectively, as of December 31, 2016. The Company has fully utilized the federal research and development credit carryforwards as of December 30, 2017 and had $1.0 million of federal research and development credit carryforwards as of December 31, 2016. The Company has state research and development credit carryforwards of $10.1 million and $10.0 million as of December 30, 2017 and December 31, 2016, respectively, which expire from 2026 to 2032. Under the Internal Revenue Code and state law, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of December 30, 2017, the Company has $1.0 million of state research and development credits related to the acquisition of Evolution Robotics that are limited by Section 382 and Section 383,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of the Internal Revenue Code. However, these limitations are not expected to cause any of these state research and development credits to expire prior to being utilized.
As of December 30, 2017, the Company recorded a valuation allowance of $0.8 million for certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(in thousands)
Balance at beginning of period	$5,146	$6,616	$2,491
Increase for tax positions related to the current year	580	2,851	786
Increase (decrease) for tax positions related to prior years	(523)	(4,224)	3,533
Decreases for settlements with applicable taxing authorities	—	—	—
Decreases for lapses of statute of limitations	(613)	(97)	(194)
Balance at end of period	$4,590	$5,146	$6,616
The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of December 30, 2017, December 31, 2016 and January 2, 2016 there were no material accrued interest or penalties.
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") is closed for fiscal years prior to 2014. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2013. Federal and state carryforward attributes that were generated prior to fiscal 2014 and 2013, respectively, may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open. The Company is currently under examination by the IRS for the years 2014 and 2015. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of December 30, 2017 were to become recognizable in the future, it would record a $2.0 million benefit, inclusive of interest, to the income tax provision.

17.	Industry Segment, Geographic Information and Significant Customers
Prior to completing the sale of the Company's defense and security business (see Note 4), the Company’s reportable segments consisted of the home business unit and the defense and security business unit. Following this divestiture, which was completed in April 2016, the Company now operates as one operating segment, consumer robots, the results of which are included in the Company's consolidated statements of income and comprehensive income. The Company's consumer robots products are offered to consumers through a network of retail businesses throughout the United States, to various countries through international distributors and retailers, and through the Company's on-line store.

Geographic Information
For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, sales to non-U.S. customers accounted for 48.8%, 51.2% and 56.0% of total revenue, respectively.
Significant Customers
For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 approximately 62.7%, 72.8% and 76.6%, respectively, of consumer robots revenue resulted from sales to 15 customers. For the fiscal year ended December 30, 2017, the Company generated 13.5% of total revenue from one of its retailers (Amazon). For the fiscal year ended December 31, 2016, the Company generated 12.9%, 12.3% and 10.4% of total revenue from its distributor in Japan (Sales On Demand Corporation), a network of affiliated European distributors (Robopolis SAS) and Amazon, respectively. For the fiscal year ended January 2, 2016, the Company generated 13.3% and 12.7% of total revenue from Sales on Demand Corporation and Robopolis SAS, respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of Sales On Demand Corporation, and on October 2, 2017, the Company acquired Robopolis SAS (see Note 3).

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Information (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016	July 2, 2016	April 2, 2016
	(In thousands, except per share amounts)
Revenue	$326,897	$205,399	$183,148	$168,467	$212,494	$168,610	$148,696	$130,804
Gross margin	153,542	102,383	89,891	87,343	106,642	81,060	69,652	61,961
Net income	4,620	22,082	7,903	16,359	13,681	19,512	4,814	3,932
Diluted earnings per share	$0.16	$0.76	$0.27	$0.58	$0.49	$0.70	$0.17	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 30, 2017, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded the business acquisitions completed during fiscal year 2017, including our acquisitions of iRobot Japan G.K. and iRobot France SAS (formerly known as Robopolis SAS), from the assessment of the effectiveness of internal control over financial reporting as of December 30, 2017. iRobot Japan G.K. and iRobot France SAS (formerly known as Robopolis SAS) are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 8.3% and 23.9% of total assets, respectively and approximately 9.9% and 13.0% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2017 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
10b51-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Glen Weinstein, EVP & Chief Legal Officer, as well as Deborah Ellinger and Andrew Miller, each a director) of the Company have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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
Amendment to Lease

On February 14, 2018, we entered into an Eighth Amendment to Lease (the "Amendment"), with DIV Bedford, LLC, to amend certain provisions of our Lease Agreement for our corporate headquarters located at 4-18 Crosby Drive, Bedford, Massachusetts (the "Property"). The Amendment provides for, among other things, 34,752 square feet of additional leased space at the Property.  The Amendment also adjusts the rent payable for the Property. The full text of the Amendment is filed with Exhibit 10.6 to this Annual Report on Form 10-K.

PART  III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2017.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2017.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 30, 2017 and December 31, 2016
Consolidated Statements of Income for the Years ended December 30, 2017, December 31, 2016 and January 2, 2016
Consolidated Statements of Comprehensive Income for the Years ended December 30, 2017, December 31, 2016 and January 2, 2016
Consolidated Statements of Stockholders’ Equity for the Years ended December 30, 2017, December 31, 2016 and January 2, 2016
Consolidated Statements of Cash Flows for the Years ended December 30, 2017, December 31, 2016 and January 2, 2016
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
2.1
Asset Purchase Agreement, dated as of February 2, 2016, by and between the Registrant and iRobot Defense Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

2.2
Share Purchase Agreement, dated as of July 25, 2017, by and among the Registrant, iRobot UK Ltd., Robopolis SAS, the shareholders of Robopolis SAS named therein, and the Shareholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017 and incorporated by reference herein)

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

10.5†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.6*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)
10.7†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.8†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.9†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.10#*	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date)
10.11
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.12
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.13#*	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (as amended to date)
10.14†
Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2014 and incorporated by reference herein)

10.15†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.16
Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.17†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.18†*	iRobot Corporation 2017 Employee Stock Purchase Plan
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 16, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 16, 2018.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ MICHAEL BELL	Director
Michael Bell

/s/ RONALD CHWANG	Director
Ronald Chwang

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ ANDREW MILLER	Director
Andrew Miller

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of February 2, 2016, by and between the Registrant and iRobot Defense Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

2.2
Share Purchase Agreement, dated as of July 25, 2017, by and among the Registrant, iRobot UK Ltd., Robopolis SAS, the shareholders of Robopolis SAS named therein, and the Shareholders’ Representative named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017 and incorporated by reference herein)

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

10.5†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.6*	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date)
10.7†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.8†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.9†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.10#*	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date)
10.11
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.12
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.13#*	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (as amended to date)
10.14†
Evolution Robotics, Inc. 2007 Stock Plan and forms of agreements thereunder (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2014 and incorporated by reference herein)

10.15†
2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)

10.16
Master Confirmation - Uncollared Accelerated Share Repurchase by and between the Registrant and J.P. Morgan Securities LLC, dated March 1, 2016 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.17†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.18†*	iRobot Corporation 2017 Employee Stock Purchase Plan
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith