Form 10-Q
period 2018-03-31
IROBOT CORP
filed 2018-05-04
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2018 was 27,804,771.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$144,501	$128,635
Short term investments	39,960	37,225
Accounts receivable, net	69,532	142,829
Inventory	112,111	106,932
Other current assets	24,584	19,105
Total current assets	390,688	434,726
Property and equipment, net	47,223	44,579
Deferred tax assets	32,690	31,531
Goodwill	123,218	121,440
Intangible assets, net	40,613	44,712
Other assets	15,005	14,534
Total assets	$649,437	$691,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,119	$116,316
Accrued expenses	56,107	73,647
Deferred revenue and customer advances	6,271	7,761
Total current liabilities	131,497	197,724
Deferred tax liabilities	8,349	9,539
Other long-term liabilities	12,963	13,932
Total long-term liabilities	21,312	23,471
Total liabilities	152,809	221,195
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,073 and 27,945 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	280	279
Additional paid-in capital	191,021	190,067
Retained earnings	299,430	277,989
Accumulated other comprehensive income	5,897	1,992
Total stockholders’ equity	496,628	470,327
Total liabilities and stockholders’ equity	$649,437	$691,522
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue	$217,068	$168,467
Cost of revenue:
Cost of product revenue	96,501	80,260
Amortization of intangible assets	4,782	864
Total cost of revenue (1)	101,283	81,124
Gross margin	115,785	87,343
Operating expenses:
Research and development (1)	32,945	25,508
Selling and marketing (1)	31,329	22,575
General and administrative (1)	25,833	17,622
Amortization of intangible assets	273	—
Total operating expenses	90,380	65,705
Operating income	25,405	21,638
Other income, net	519	3
Income before income taxes	25,924	21,641
Income tax expense	5,523	5,282
Net income	$20,401	$16,359
Net income per share:
Basic	$0.73	$0.60
Diluted	$0.71	$0.58
Number of weighted average common shares used in per share calculations
Basic	27,988	27,304
Diluted	28,923	28,295
 __________________________

(1)	Stock-based compensation recorded in the three months ended March 31, 2018 and April 1, 2017 breaks down by expense classification as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of revenue	$341	$226
Research and development	1,689	1,099
Selling and marketing	738	570
General and administrative	3,178	2,436
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$20,401	$16,359
Other comprehensive income (loss):
Net foreign currency translation adjustments	5,338	(52)
Net unrealized losses on cash flow hedges, net of tax	(1,851)	—
Net losses on cash flow hedge reclassified into earnings, net of tax	590	—
Net unrealized gains (losses) on marketable securities, net of tax	(172)	35
Total comprehensive income	$24,306	$16,342
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$20,401	$16,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,747	3,486
Stock-based compensation	5,946	4,331
Deferred income taxes, net	(3,061)	17
Non-cash director deferred compensation	16	16
Deferred rent	1,077	—
Other	390	166
Changes in operating assets and liabilities — (use) source
Accounts receivable	73,642	25,155
Inventory	(4,223)	(6,546)
Other assets	(6,114)	(1,745)
Accounts payable	(46,461)	(5,026)
Accrued expenses	(19,693)	(8,612)
Deferred revenue and customer advances	(517)	(284)
Long term liabilities	(360)	(558)
Net cash provided by operating activities	29,790	26,759
Cash flows from investing activities:
Additions of property and equipment	(8,717)	(3,008)
Change in other assets	379	(504)
Purchases of investments	(6,438)	(3,498)
Sales and maturities of investments	3,500	3,500
Net cash used in investing activities	(11,276)	(3,510)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(3,478)	(2,778)
Proceeds from stock option exercises	399	722
Net cash used in financing activities	(3,079)	(2,056)
Effect of exchange rate changes on cash and cash equivalents	431	12
Net increase in cash and cash equivalents	15,866	21,205
Cash and cash equivalents, at beginning of period	128,635	214,523
Cash and cash equivalents, at end of period	$144,501	$235,728
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,660	$5,563
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$3,003	$2,461
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more. The Company develops robotic technology and applies it to produce and market consumer robots. The Company’s revenue is primarily generated from product sales through distributor and retail sales channels, as well as its on-line stores.
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 16, 2018.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; valuation of goodwill and acquired intangible assets; accounting for business combinations; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
Fiscal Year-End
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Other Assets
During the three months ended March 31, 2018, the Company adopted Accounting Standards Update No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which revises the classification and measurement of financial instruments. Upon adoption of this standard, the Company now classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At March 31, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $14.8 million. There was no adjustment recorded to the carrying value of our equity securities without readily determinable fair values as a result of the adoption of ASU 2016-01. At December 30, 2017, other assets consisted primarily of cost method investments and an equity method investment totaling $14.2 million.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended
	(In thousands, except per share amounts)
	March 31, 2018	April 1, 2017
Net income	$20,401	$16,359
Weighted-average common shares outstanding	27,988	27,304
Dilutive effect of employee stock options and restricted shares	935	991
Diluted weighted-average common shares outstanding	28,923	28,295
Basic income per share	$0.73	$0.60
Diluted income per share	$0.71	$0.58
Restricted stock units and stock options representing approximately 0.1 million and 0.0 million shares of common stock for the three-month periods ended March 31, 2018 and April 1, 2017, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. During the first quarter of 2018, the Company early adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In October 2016, FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017. During the first quarter of 2018, the Company adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," as amended by ASU No. 2018-03 in February 2018, which revises various aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires that marketable equity investments be measured at fair value with changes to fair value recognized in net income. ASU 2016-01 also provides a new measurement alternative for non-marketable equity investments that do not have a readily determinable fair value. Under the measurement alternative, investments are measured at cost, less any impairment, adjusted for changes from observable transactions for identical or similar investments of the same issuer. The Company adopted this guidance on December 31, 2017 and elected to record its non-marketable equity investments using the alternative measurement method, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," ("ASC 606") which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On December 31, 2017, the Company adopted the guidance using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Under the modified retrospective method, the Company recognized the cumulative effect of the adoption and recorded a net increase of $1.0 million to the beginning retained earnings as of December 31, 2017. See Note 3, "Revenue Recognition," for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In March 2017, the FASB issued ASU No. 2017-08, "Receivables – Nonrefundable Fees and Other Costs," which shortens the amortization period of certain callable debt securities held at a premium. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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

3. Revenue Recognition
The Company primarily derives its revenue from product sales. The Company sells products directly to consumers through on-line stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers, generally as title and risk of loss passes, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
The Company’s product portfolio includes various consumer robots, many of which are Wi-Fi connected. The consumer robots are generally highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, an app, cloud services and potential future unspecified software upgrades. The Company has determined that the app, cloud services and future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Under the previous revenue accounting standard, revenue allocated to the app and future unspecified software upgrades was deferred and recognized on a straight-line basis over the expected life of the connected robot. Under the newly adopted revenue standard, ASC 606, the Company has concluded that, on a quantitative and qualitative basis, the Cloud Services do not constitute a material performance obligation and, as such, are not considered a separate performance obligation that requires allocation of transaction price. For contracts that contain multiple consumer robots, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, Guarantees.

Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of March 31, 2018, the Company has reserves for product returns of $38.3 million and other credits and incentives of $38.3 million. As of December 30, 2017, the Company had reserves for product returns of $42.7 million and other credits and incentives of $61.4 million.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region for the three months ended March 31, 2018 (in thousands).

Three Months Ended
March 31, 2018
Americas	$116,649
EMEA	65,249
APAC	35,170
Total revenue	$217,068
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2018 (closing balance)	December 31, 2017 (opening balance)
Accounts receivable, net	$69,532	$141,637
Contract liabilities	6,271	6,685
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three-month period ended March 31, 2018, the Company recognized $6.7 million of the opening contract liability balance as revenue upon transfer of the products to customers.
Practical Expedients and Exemptions
The Company generally expenses sales commissions when incurred because the amortization period is generally one year or less. These costs are recorded within sales and marketing expenses.
The Company does not assess whether a prepayment received represents a significant financing component as the period between when the payment is received and the transfer of the products to the customer is generally one year or less.
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 30, 2017 was recorded as an increase of $1.0 million to retained earnings as of the adoption date. The adoption of the new guidance had an immaterial impact to the Company's consolidated balance sheet and statement of income as of and for the three months ended March 31, 2018.

4. Business Combination
Acquisition of Robopolis
On October 2, 2017, the Company closed the acquisition of its largest European distributor, Robopolis SAS, a French company (Robopolis), subsequently renamed iRobot France SAS. The acquisition will better enable the Company to maintain its leadership position and grow its business in several Western European countries through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. The initial purchase price was approximately $170.1 million in cash, net of acquired cash of $38.0 million, subject to the finalization of the working capital adjustment in accordance with the stock purchase agreement. During the first quarter of 2018, the working capital

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

adjustment was finalized and resulted in a reduction in the purchase price of $0.7 million. The results of operations for this acquisition have been included in the Company’s operating results since the acquisition date.
The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company is continuing to analyze certain pre-acquisition income tax filing positions of Robopolis in various taxing jurisdictions that will assist the Company in finalizing the amounts to record for any assumed uncertain income tax positions. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
The following table summarizes the preliminary allocation of the purchase price (in thousands):

Cash	$37,981
Accounts receivable	21,426
Inventory	36,304
Goodwill	78,926
Intangible assets	36,597
Other assets	2,456
Total assets acquired	213,690

Accounts payable	(29,391)
Accrued expenses	(3,376)
Deferred tax liabilities	(10,864)
Other liabilities	(645)
Total liabilities assumed	(44,276)
Net assets acquired	$169,414

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Useful Life	Fair Value
		(in thousands)
Reacquired distribution rights	2.25 years	$29,296
Customer relationships	14 years	7,029
Non-competition agreements	3 years	272
Total		$36,597

Pro Forma Results (Unaudited)
The following table shows unaudited pro forma results of operations as if the Company had acquired Robopolis on January 1, 2017 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue	$217,068	$179,124
Net income	20,401	15,647
Net income per share:
Basic income per share	$0.73	$0.57
Diluted income per share	$0.71	$0.55
The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions taken place at the beginning of the periods indicated.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On April 3, 2017, the Company closed its acquisition of the iRobot-related distribution business of Sales on Demand Corporation ("SODC"). We have not furnished pro forma financial information relating to our acquisition of SODC, because such information is not material, individually or in the aggregate, to our financial results.

5. Inventory
Inventory consists of the following:

	March 31, 2018	December 30, 2017
	(In thousands)
Raw materials	$3,853	$4,036
Finished goods	108,258	102,896
	$112,111	$106,932

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the three months ended March 31, 2018:

(In thousands)

Balance as of December 30, 2017	$121,440
Purchase accounting adjustments	(663)
Effect of foreign currency translation	2,441
Balance as of March 31, 2018	$123,218

Intangible assets at March 31, 2018 and December 30, 2017 consisted of the following:

	March 31, 2018			December 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Completed technology	$26,900	$19,014	$7,886	$26,900	$18,150	$8,750
Tradename	100	100	—	100	100	—
Customer relationships	11,766	629	11,137	11,594	418	11,176
Reacquired distribution rights	34,660	13,306	21,354	33,760	9,226	24,534
Non-competition agreements	283	47	236	275	23	252
Total	$73,709	$33,096	$40,613	$72,629	$27,917	$44,712
Amortization expense related to acquired intangible assets was $5.2 million and $0.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The estimated future amortization expense related to current intangible assets is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2018	$14,368	$821	$15,189
2019	12,397	1,091	13,488
2020	900	1,067	1,967
2021	900	830	1,730
2022	675	829	1,504
Thereafter	—	6,735	6,735
Total	$29,240	$11,373	$40,613

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Accrued Expenses
Accrued expenses consist of the following at:

	March 31, 2018	December 30, 2017
	(In thousands)
Accrued compensation	$16,387	$29,514
Accrued income taxes	12,295	7,110
Accrued warranty	11,833	11,264
Accrued sales and other indirect taxes payable	1,861	7,256
Accrued sales and marketing	1,620	3,299
Accrued accounting fees	1,540	1,221
Accrued direct fulfillment costs	790	1,885
Accrued other	9,781	12,098
	$56,107	$73,647

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of thirteen months or less. At March 31, 2018 and December 30, 2017, the Company had outstanding cash flow hedges with a total notional value of $67.4 million and $73.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At March 31, 2018 and December 30, 2017, the Company had outstanding economic hedges with a total notional value of $30.6 million and $36.6 million, respectively.
The fair values of derivative instruments are as follows:

		Fair Value
	Classification	March 31, 2018	December 30, 2017
		(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$413
Foreign currency forward contracts	Accrued expenses	936	221
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$131	$488
Foreign currency forward contracts	Other assets	—	116
Foreign currency forward contracts	Accrued expenses	1,676	279
Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows:

		Three Months Ended
	Classification	March 31, 2018	April 1, 2017
		(In thousands)
Gain (loss) recognized in income	Other income, net	$(1,169)	$(225)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables reflect the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

			Effective Portion			Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Three months ended			Three months ended			Three months ended
	March 31, 2018	April 1, 2017	Classification	March 31, 2018	April 1, 2017	Classification	March 31, 2018	April 1, 2017

Foreign currency forward contracts	$(2,714)	$—	Revenue	$(166)	$—	Other income, net	$(78)	$—
			Cost of revenue	$(755)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018, were as follows:

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2 (1)	Level 3
	(In thousands)
Assets:
Money market funds	$60,452	$—	$—
Corporate and government bonds, $40,686 at cost (2)	—	39,960	—
Derivative instruments (Note 8)	—	131	—
Total assets measured at fair value	$60,452	$40,091	$—

Liabilities:
Derivative instruments (Note 8)	$—	$2,612	$—
Total liabilities measured at fair value	$—	$2,612	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017, were as follows:

	Fair Value Measurements as of December 30, 2017
	Level 1	Level 2 (1)	Level 3
	(In thousands)
Assets:
Money market funds	$3,165	$—	$—
Corporate and government bonds, $37,767 at cost (2)	—	37,225	—
Derivative instruments (Note 8)	—	1,017	—
Total assets measured at fair value	$3,165	$38,242	$—

Liabilities:
Derivative instruments (Note 8)	$—	$500	$—
Total liabilities measured at fair value	$—	$500	$—

(1)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(2)	As of March 31, 2018, the Company’s investments had maturity dates ranging from June 2018 to March 2021.

10. Stockholders' Equity
Share Repurchase Activity
On February 27, 2018, the Company's board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date of December 28, 2018. The Company repurchased 30,000 shares of common stock for $1.9 million under the program during the three months ended March 31, 2018.

11. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for the three months ended March 31, 2018 and April 1, 2017 amounts to $3.2 million and $1.6 million, respectively. Future minimum rental payments under operating leases were as follows as of March 31, 2018:

Operating Leases
(In thousands)
Remainder of 2018	$5,042
2019	7,715
2020	7,370
2021	7,362
2022	7,287
Thereafter	41,893
Total minimum lease payments	$76,669

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Outstanding Purchase Orders
At March 31, 2018, the Company had outstanding purchase orders aggregating approximately $115.9 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2018 and December 30, 2017, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Balance at beginning of period	$11,264	$8,464
Provision	2,435	1,994
Warranty usage (1)	(1,866)	(1,730)
Balance at end of period	$11,833	$8,728

(1)	Warranty usage includes costs incurred for warranty obligations.

12. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2018 and April 1, 2017, was 21.3% and 24.4%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the "Act", was signed into law making significant changes to the Internal Revenue Code. Effective for the Company's 2018 tax year, the Act reduces the federal statutory tax rate from 35% to 21% and implements certain additional provisions for the 2018 tax year, including the Global Intangible Low-Taxed Income ("GILTI") inclusion and the Foreign Derived Intangible Income ("FDII") deduction.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the Company made reasonable estimates of the effects and recorded a provisional amount relating to the transition tax on the mandatory deemed repatriation of foreign earnings in its financial statements as of December 30, 2017. Additional analysis is necessary to complete the calculation and accounting related to this provisional amount that was recorded in the Company’s financial statements for the year ending December 30, 2017. Based on available guidance released to date, there have been no changes recorded. Any future adjustments to this amount will be recorded to the current income tax provision during the measurement period which is not expected to be beyond one year from the enactment date.
The Company's effective tax rate of 21.3% for the three months ended March 31, 2018 differed from the federal statutory tax rate of 21% primarily due to state taxes, partially offset by tax benefits related to excess stock-based compensation.
The Company's effective tax rate of 24.4% for the three months ended April 1, 2017 differed from the federal statutory tax rate of 35% primarily due to the recognition of tax benefits related to excess stock-based compensation.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The decrease in the effective tax rate for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 was primarily due to the impacts of the Act, including the reduced federal statutory tax rate partially offset by increased state taxes and decreased tax benefits of excess stock-based compensation.

13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment, consumer robots, the results of which are included in the Company's consolidated statements of income and comprehensive income. The Company's consumer robots products are offered to consumers through a network of retail businesses and one distributor throughout the United States, to various countries through international distributors and retailers, and through the Company's on-line store.
Significant Customers
For the three months ended March 31, 2018, the Company generated 11.3% of total revenue from one of its retailers (Amazon). For the three months ended April 1, 2017, the Company generated 13.5%, 10.5% and 10.0% of total revenue from a network of affiliated European distributors (Robopolis SAS), its distributor in Japan (SODC) and one of its retailers (Bed Bath & Beyond), respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of SODC, and on October 2, 2017, the Company acquired Robopolis SAS (Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2017, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, including our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition (including our expectations related to the impact of adoption of new revenue recognition standards), our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, the impact of our acquisitions of Robopolis and SODC, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2017, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
Overview
iRobot is a leading consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
During 2017, we continued to expand our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation (SODC) based in Tokyo. Additionally, on October 2, 2017, we acquired our largest European distributor, Robopolis SAS, a French company (Robopolis). We expect to drive continued growth in global markets through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. Both acquisitions provide us with more direct control over the go-to-market execution in these key regions.
As of March 31, 2018, we had 954 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; valuation of goodwill and acquired intangible assets; accounting for business combinations; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
On December 31, 2017, we adopted the new revenue standard under ASC 606 using the modified retrospective method. The adoption of the new guidance had an immaterial impact to our consolidated financial results as of and for the three months ended March 31, 2018. We have updated our accounting policy as it relates to revenue recognition. Refer to Note 3 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three-month periods ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	44.5	47.7
Amortization of intangible assets	2.2	0.5
Total cost of revenue	46.7	48.2
Gross margin	53.3	51.8
Operating expenses:
Research and development	15.2	15.1
Selling and marketing	14.4	13.4
General and administrative	11.9	10.5
Amortization of intangible assets	0.1	—
Total operating expenses	41.6	39.0
Operating income	11.7	12.8
Other income, net	0.2	—
Income before income taxes	11.9	12.8
Income tax expense	2.5	3.1
Net income	9.4%	9.7%
Comparison of Three Months Ended March 31, 2018 and April 1, 2017
Revenue

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
		(In thousands)
Total revenue	$217,068	$168,467	$48,601	28.8%
Total revenue for the three months ended March 31, 2018 increased to $217.1 million, or 28.8%, compared to $168.5 million for the three months ended April 1, 2017. The $48.6 million increase in revenue for the three months ended March 31, 2018 was driven by a 15.8% increase in total units shipped and a 19.8% increase in average selling price as compared to the three months ended April 1, 2017, partially due to the acquisitions of SODC and Robopolis. In the three months ended

March 31, 2018, domestic consumer revenue increased $22.1 million, or 26.0%, and international consumer revenue increased $26.7 million, or 32.0%, as compared to the three months ended April 1, 2017. Total consumer robots shipped in the three months ended March 31, 2018 were approximately 815,000 units compared to approximately 704,000 units in the three months ended April 1, 2017. The increase in sales of our consumer robots resulted primarily from increased sales of our Roomba 900 and Roomba 600 series robots.
Cost of Product Revenue

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Cost of product revenue	$96,501	$80,260	$16,241	20.2%
As a percentage of total revenue	44.5%	47.7%
Total cost of product revenue increased to $96.5 million in the three months ended March 31, 2018, compared to $80.3 million in the three months ended April 1, 2017. The increase in cost of product revenue for the three months ended March 31, 2018 is primarily due to the increase in revenue compared to the three months ended April 1, 2017.
Gross Margin

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total gross margin	$115,785	$87,343	$28,442	32.6%
As a percentage of total revenue	53.3%	51.8%
Gross margin increased $28.4 million, or 32.6%, to $115.8 million (53.3% of revenue) in the three months ended March 31, 2018 from $87.3 million (51.8% of revenue) in the three months ended April 1, 2017. The increase in gross margin is primarily related to favorable product and region mix as well as the increase in average selling price related to our acquisitions of SODC and Robopolis.
Research and Development

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total research and development	$32,945	$25,508	$7,437	29.2%
As a percentage of total revenue	15.2%	15.1%
Research and development expenses increased $7.4 million, or 29.2%, to $32.9 million (15.2% of revenue) in the three months ended March 31, 2018 from $25.5 million (15.1% of revenue) in the three months ended April 1, 2017. This increase is attributable to increased efforts in product development and continued product enhancements. During the three months ended March 31, 2018, people and program related costs increased $5.1 million and $1.9 million, respectively, compared to the three months ended April 1, 2017.
Selling and Marketing

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total selling and marketing	$31,329	$22,575	$8,754	38.8%
As a percentage of total revenue	14.4%	13.4%
Selling and marketing expenses increased by $8.8 million, or 38.8%, to $31.3 million (14.4% of revenue) in the three months ended March 31, 2018 from $22.6 million (13.4% of revenue) in the three months ended April 1, 2017. This increase was primarily attributable to higher people-related costs of $5.1 million including additional headcount related to our acquisitions of SODC and Robopolis in 2017, and $2.6 million in marketing investments to support our continued global marketing and branding efforts.

General and Administrative

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total general and administrative	$25,833	$17,622	$8,211	46.6%
As a percentage of total revenue	11.9%	10.5%
General and administrative expenses increased by $8.2 million, or 46.6%, to $25.8 million (11.9% of revenue) in the three months ended March 31, 2018 from $17.6 million (10.5% of revenue) in the three months ended April 1, 2017. This increase was primarily attributable to higher legal costs of $3.2 million mainly driven by litigation expense as we continued to defend and protect our intellectual property, as well as an increase of $2.8 million in people-related costs including additional headcount related to the acquisitions of SODC and Robopolis in 2017.
Amortization of Intangible Assets

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total amortization of intangible assets	$5,055	$864	$4,191	485.1%
As a percentage of total revenue	2.3%	0.5%
The increase in amortization of intangible assets in the three months ended March 31, 2018 as compared to the three months ended April 1, 2017, was related to acquired intangible assets from our acquisitions of SODC and Robopolis in 2017.
Other Income, Net

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Total other income, net	$519	$3	$516	17,200.0%
As a percentage of total revenue	0.2%	—%
Other income, net, amounted to $0.5 million and $0.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in other income, net for the three-month period ended March 31, 2018 compared to the three-month period ended April 1, 2017 primarily relates to net gains on foreign currency changes, partially offset by adjustments to non-marketable equity securities.
Income Tax Provision

	Three Months Ended
	March 31, 2018	April 1, 2017	Dollar Change	Percent Change
	(In thousands)
Income tax provision	$5,523	$5,282	$241	4.6%
Effective income tax rate	21.3%	24.4%
We recorded a tax provision of $5.5 million and $5.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The $5.5 million provision for the three months ended March 31, 2018 resulted in an effective income tax rate of 21.3%. The $5.3 million provision for the three months ended April 1, 2017 resulted in an effective income tax rate of 24.4%.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the "Act", was signed into law making significant changes to the Internal Revenue Code. Effective for our 2018 tax year, the Act reduces the federal statutory tax rate from 35% to 21% and implements certain additional provisions for the 2018 tax year, including the Global Intangible Low-Taxed Income ("GILTI") inclusion and the Foreign Derived Intangible Income ("FDII") deduction.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded a provisional amount relating to the transition tax on the mandatory deemed repatriation of foreign earnings in its financial statements as of December 30, 2017. Additional analysis is necessary to complete the calculation and accounting related to this provisional amount that was recorded in our financial statements for the year ending December 30, 2017. Based on available guidance released to date, there have been no changes recorded. Any future adjustments to this amount will be recorded to the current income tax provision during the measurement period which is not expected to be beyond one year from the enactment date.
The decrease in the effective tax rate for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 was primarily due to the impacts of the Act, including the reduced federal statutory tax rate partially offset by increased state taxes and decreased tax benefits of excess stock-based compensation.

Liquidity and Capital Resources
At March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $144.5 million, short-term investments of $40.0 million and accounts receivable of $69.5 million. Our working capital, which represents our total current assets less total current liabilities, was $259.2 million as of March 31, 2018, compared to $287.9 million as of April 1, 2017.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 31, 2018 and April 1, 2017, we spent $8.7 million and $3.0 million, respectively, on capital equipment.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly to our customers from China and, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our consumer product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
As of March 31, 2018, we held cash, cash equivalents and short-term investments of $184.5 million. Net cash provided by our operations for the three-month period ended March 31, 2018 was $29.8 million, of which the principal components were our net income of $20.4 million and non-cash charges of $13.1 million, partially offset by a net increase in operating assets and liabilities of $3.7 million. The increase in net operating assets and liabilities includes a decrease in accounts payable and accrued expenses of $66.2 million primarily related to the timing of payments, an increase in other assets of $6.1 million and an increase in inventory of $4.2 million, partially offset by a decrease in accounts receivable of $73.6 million. As of March 31, 2018, we did not have any borrowings outstanding under our working capital line of credit and had $0.6 million in letters of credit outstanding under our revolving letter of credit facility.
During the three months ended March 31, 2018, we invested $8.7 million in the purchase of property and equipment, including machinery and tooling for new products. We also purchased $6.4 million of marketable securities, while sales and maturities of marketable securities amounted to $3.5 million.
During the three months ended March 31, 2018, we received $0.4 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 50,150 shares retained by us to cover employee tax withholdings of $3.5 million.
Working Capital Facilities
Credit Facility
We have an unsecured revolving credit facility with Bank of America, N.A., which is available to fund working capital and other corporate purposes. As of March 31, 2018, the total amount of our credit facility was $75.0 million and the full amount was available for borrowing. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. The credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on December 20, 2018.
As of March 31, 2018, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of March 31, 2018, we were in compliance with all covenants under the revolving credit facility.
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
As of March 31, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of March 31, 2018, we were in compliance with all covenants under the revolving letter of credit facility.
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
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At March 31, 2018, we had unrestricted cash and cash equivalents of $144.5 million and short-term investments of $40.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2018, all of our cash and cash equivalents were held in demand deposits and money market accounts.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our working capital line of credit. The advances under the working capital line of credit bear a variable rate of interest determined at the time of the borrowing. At March 31, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales. At March 31, 2018 and December 30, 2017, we had outstanding cash flow hedges with a total notional value of $67.4 million and $73.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At March 31, 2018 and December 30, 2017, we had outstanding economic hedges with a total notional value of $30.6 million and $36.6 million, respectively.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2017, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 30, 2017, other than the following:

Risks related to actions on trade by the U.S. and foreign governments.
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended March 31, 2018:

	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning December 31, 2017 and ended January 27, 2018	—	$—	—	$—
Fiscal month beginning January 28, 2018 and ended February 24, 2018	—	—	—	—
Fiscal month beginning February 25, 2018 and ended March 31, 2018	30,000	64.32	30,000	48,069,943
Total	30,000	$64.32	30,000	$48,069,943
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program as further discussed below.

(2)
On February 27, 2018, our board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date on December 28, 2018.

Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, CEO, Russell J. Campanello, EVP, Human Resources & Corporate Communications, Alison Dean, CFO, Deborah Ellinger, Director, Andrew Miller, Director, and Glen Weinstein, EVP & Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 4, 2018	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)