Form 10-Q
period 2018-06-30
IROBOT CORP
filed 2018-08-03
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2018 was 27,406,044.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$88,783	$128,635
Short term investments	38,551	37,225
Accounts receivable, net	75,127	142,829
Inventory	115,377	106,932
Other current assets	30,608	19,105
Total current assets	348,446	434,726
Property and equipment, net	47,252	44,579
Deferred tax assets	33,154	31,531
Goodwill	118,319	121,440
Intangible assets, net	34,079	44,712
Other assets	15,531	14,534
Total assets	$596,781	$691,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,926	$116,316
Accrued expenses	51,574	73,647
Deferred revenue and customer advances	2,223	7,761
Total current liabilities	120,723	197,724
Deferred tax liabilities	7,190	9,539
Other long-term liabilities	10,827	13,932
Total long-term liabilities	18,017	23,471
Total liabilities	138,740	221,195
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,402 and 27,945 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	274	279
Additional paid-in capital	151,556	190,067
Retained earnings	309,901	277,989
Accumulated other comprehensive (loss) income	(3,690)	1,992
Total stockholders’ equity	458,041	470,327
Total liabilities and stockholders’ equity	$596,781	$691,522
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$226,317	$183,148	$443,385	$351,615
Cost of revenue:
Cost of product revenue	103,712	91,009	200,213	171,269
Amortization of intangible assets	4,679	2,248	9,461	3,112
Total cost of revenue (1)	108,391	93,257	209,674	174,381
Gross margin	117,926	89,891	233,711	177,234
Operating expenses:
Research and development (1)	34,924	26,167	67,869	51,675
Selling and marketing (1)	45,910	40,123	77,239	62,698
General and administrative (1)	23,468	19,513	49,301	37,135
Amortization of intangible assets	269	—	542	—
Total operating expenses	104,571	85,803	194,951	151,508
Operating income	13,355	4,088	38,760	25,726
Other income, net	1,507	1,686	2,026	1,689
Income before income taxes	14,862	5,774	40,786	27,415
Income tax expense (benefit)	4,391	(2,129)	9,914	3,153
Net income	$10,471	$7,903	$30,872	$24,262
Net income per share:
Basic	$0.38	$0.29	$1.11	$0.89
Diluted	$0.37	$0.27	$1.08	$0.85
Number of weighted average common shares used in per share calculations
Basic	27,615	27,516	27,802	27,410
Diluted	28,337	28,778	28,658	28,581
 __________________________

(1)	Stock-based compensation recorded in the three and six months ended June 30, 2018 and July 1, 2017 breaks down by expense classification as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenue	$347	$251	$688	$477
Research and development	1,794	1,147	3,483	2,246
Selling and marketing	750	571	1,488	1,141
General and administrative	3,540	2,735	6,718	5,171
Total	$6,431	$4,704	$12,377	$9,035
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$10,471	$7,903	$30,872	$24,262
Other comprehensive income (loss):
Net foreign currency translation adjustments	(11,123)	46	(5,785)	(6)
Net unrealized gains (losses) on cash flow hedges, net of tax	1,619	221	(232)	221
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(169)	19	421	19
Net unrealized gains (losses) on marketable securities, net of tax	87	(5)	(85)	30
Total comprehensive income	$885	$8,184	$25,191	$24,526
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$30,872	$24,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,662	8,815
Stock-based compensation	12,377	9,035
Deferred income taxes, net	(4,208)	(2,656)
Deferred rent	586	—
Other	(258)	(806)
Changes in operating assets and liabilities — (use) source
Accounts receivable	66,085	18,489
Inventory	(10,303)	(10,820)
Other assets	(12,764)	(7,478)
Accounts payable	(46,519)	(1,953)
Accrued expenses	(20,266)	(1,945)
Deferred revenue and customer advances	(3,970)	(1,875)
Long-term liabilities	(2,975)	(278)
Net cash provided by operating activities	26,319	32,790
Cash flows from investing activities:
Additions of property and equipment	(14,284)	(13,272)
Change in other assets	(1,837)	(911)
Proceeds from sale of cost method investment	629	1,056
Cash paid for business acquisition, net of cash acquired	—	(16,524)
Purchases of investments	(6,438)	(7,034)
Sales and maturities of investments	7,000	7,000
Net cash used in investing activities	(14,930)	(29,685)
Cash flows from financing activities:
Proceeds from employee stock plans	2,605	5,365
Income tax withholding payment associated with restricted stock vesting	(3,532)	(2,974)
Stock repurchases	(50,000)	—
Net cash (used in) provided by financing activities	(50,927)	2,391
Effect of exchange rate changes on cash and cash equivalents	(314)	154
Net (decrease) increase in cash and cash equivalents	(39,852)	5,650
Cash and cash equivalents, at beginning of period	128,635	214,523
Cash and cash equivalents, at end of period	$88,783	$220,173
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,791	$9,948
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$1,537	$2,237
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
Other Assets
During the three months ended March 31, 2018, the Company adopted Accounting Standards Update No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which revises the classification and measurement of financial instruments. Upon adoption of this standard, the Company now classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At June 30, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $15.4 million. There was no adjustment recorded to the carrying value of our equity securities without readily determinable fair values as a result of the adoption of ASU 2016-01. At December 30, 2017, other assets consisted primarily of cost method investments and an equity method investment totaling $14.2 million.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$10,471	$7,903	$30,872	$24,262
Weighted-average common shares outstanding	27,615	27,516	27,802	27,410
Dilutive effect of employee stock awards	722	1,262	856	1,171
Diluted weighted-average common shares outstanding	28,337	28,778	28,658	28,581
Basic income per share	$0.38	$0.29	$1.11	$0.89
Diluted income per share	$0.37	$0.27	$1.08	$0.85
Restricted stock units and stock options representing approximately 0.2 million and 0.0 million shares of common stock for the three-month periods ended June 30, 2018 and July 1, 2017, respectively, and approximately 0.1 million and 0.0 million shares of common stock for the six-month periods ended June 30, 2018 and July 1, 2017, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
The Company’s product portfolio includes various consumer robots, many of which are Wi-Fi connected. The consumer robots are generally highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, an app, cloud services and potential future unspecified software upgrades. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Under the previous revenue accounting standard, revenue allocated to the app and future unspecified software upgrades was deferred and recognized on a straight-line basis over the expected life of the connected robot. Under the newly adopted revenue standard, ASC 606, the Company has concluded that, on a quantitative and qualitative basis, the Cloud Services do not constitute a material performance obligation and, as such, are not considered a separate performance obligation that requires allocation of transaction price. For contracts that contain multiple consumer robots, the transaction price is allocated to each performance obligation based on a relative standalone selling price (SSP). The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, Guarantees.
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of June 30, 2018, the Company has reserves for product returns of $37.4 million and other credits and incentives of $48.0 million. As of December 30, 2017, the Company had reserves for product returns of $42.7 million and other credits and incentives of $61.4 million.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Americas	$120,816	$237,540
EMEA	70,123	139,710
APAC	35,378	66,135
Total revenue	$226,317	$443,385
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018 (closing balance)	December 31, 2017 (opening balance)
Accounts receivable, net	$75,127	$141,637
Contract liabilities	2,223	6,685
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and six-month periods ended June 30, 2018, the Company recognized $6.3 million and $6.7 million, respectively, of the opening contract liability balance as revenue upon transfer of the products to customers.
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
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 30, 2017 was recorded as an increase of $1.0 million to retained earnings as of the adoption date. The adoption of the new guidance had an immaterial impact to the Company's consolidated balance sheet and statement of income as of and for the three and six months ended June 30, 2018.

4. Business Combination
Acquisition of Robopolis
On October 2, 2017, the Company closed the acquisition of its largest European distributor, Robopolis SAS, a French company ("Robopolis"), subsequently renamed iRobot France SAS. The acquisition will better enable the Company to maintain its leadership position and grow its business in several Western European countries through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. The initial purchase price was approximately $170.1 million in cash, net of acquired cash of $38.0 million, subject to the finalization of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the working capital adjustment in accordance with the stock purchase agreement. During the first quarter of 2018, the working capital adjustment was finalized and resulted in a reduction in the purchase price of $0.7 million. The results of operations for this acquisition have been included in the Company’s operating results since the acquisition date.
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

Pro Forma Results (Unaudited)
The following table shows unaudited pro forma results of operations as if the Company had acquired Robopolis on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$226,317	$189,088	$443,385	$368,212
Net income	10,471	5,441	30,872	21,088
Net income per share:
Basic income per share	$0.38	$0.20	$1.11	$0.77
Diluted income per share	$0.37	$0.19	$1.08	$0.74
The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions taken place at the beginning of the periods indicated.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On April 3, 2017, the Company closed its acquisition of the iRobot-related distribution business of Sales on Demand Corporation ("SODC"). The Company has not furnished pro forma financial information relating to its acquisition of SODC, because such information is not material, individually or in the aggregate, to its financial results.

5. Inventory
Inventory consists of the following (in thousands):

	June 30, 2018	December 30, 2017
Raw materials	$3,822	$4,036
Finished goods	111,555	102,896
	$115,377	$106,932

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the six months ended June 30, 2018 (in thousands):

June 30, 2018
Balance as of December 30, 2017	$121,440
Purchase accounting adjustments	(663)
Effect of foreign currency translation	(2,458)
Balance as of June 30, 2018	$118,319
Intangible assets at June 30, 2018 and December 30, 2017 consisted of the following (in thousands):

	June 30, 2018			December 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$19,879	$7,021	$26,900	$18,150	$8,750
Tradename	100	100	—	100	100	—
Customer relationships	11,370	894	10,476	11,594	418	11,176
Reacquired distribution rights	32,825	16,443	16,382	33,760	9,226	24,534
Non-competition agreements	266	66	200	275	23	252
Total	$71,461	$37,382	$34,079	$72,629	$27,917	$44,712
Amortization expense related to acquired intangible assets was $4.9 million and $2.3 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Amortization expense related to acquired intangible assets was $10.0 million and $3.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively.
The estimated future amortization expense related to current intangible assets is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2018	$9,107	$525	$9,632
2019	11,821	1,054	12,875
2020	900	1,032	1,932
2021	900	798	1,698
2022	675	798	1,473
Thereafter	—	6,469	6,469
Total	$23,403	$10,676	$34,079

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Accrued Expenses
Accrued expenses at June 30, 2018 and December 30, 2017 consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Accrued compensation	$18,982	$29,514
Accrued warranty	11,233	11,264
Accrued income taxes	4,563	7,110
Accrued sales and marketing	3,702	3,299
Accrued sales and other indirect taxes payable	3,033	7,256
Accrued accounting fees	1,353	1,221
Accrued direct fulfillment costs	937	1,885
Accrued other	7,771	12,098
	$51,574	$73,647

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of thirteen months or less. At June 30, 2018 and December 30, 2017, the Company had outstanding cash flow hedges with a total notional value of $36.6 million and $73.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At June 30, 2018 and December 30, 2017, the Company had outstanding economic hedges with a total notional value of $28.8 million and $36.6 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	June 30, 2018	December 30, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,200	$413
Foreign currency forward contracts	Accrued expenses	—	221
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$440	$488
Foreign currency forward contracts	Other assets	—	116
Foreign currency forward contracts	Accrued expenses	—	279
Gain (loss) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (loss) recognized in income	Other income, net	$1,707	$(254)	$538	$(479)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables reflect the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

			Effective Portion			Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Three months ended			Three months ended			Three months ended
	June 30, 2018	July 1, 2017	Classification	June 30, 2018	July 1, 2017	Classification	June 30, 2018	July 1, 2017

Foreign currency forward contracts	$2,154	$221	Revenue	$(113)	$(19)	Other income, net	$355	$(5)
			Cost of revenue	$370	$—

			Effective Portion			Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Six months ended			Six months ended			Six months ended
	June 30, 2018	July 1, 2017	Classification	June 30, 2018	July 1, 2017	Classification	June 30, 2018	July 1, 2017

Foreign currency forward contracts	$(560)	$221	Revenue	$(279)	$(19)	Other income, net	$277	$(5)
			Cost of revenue	$(386)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

9. Working Capital Facilities
Credit Facility
In June 2018, the Company entered into a new agreement with Bank of America, N.A., increasing the amount of its unsecured revolving line of credit from $75.0 million to $150.0 million. As of June 20, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under the credit facility accrues, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%.
As of June 30, 2018, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of June 30, 2018, the Company was in compliance with all covenants under the revolving credit facility.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018, were as follows (in thousands):

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$24,212	$—	$—
Corporate and government bonds, $37,145 at cost (3)	—	36,551	—
Convertible note	—	—	2,000
Derivative instruments (Note 8)	—	1,640	—
Total assets measured at fair value	$24,212	$38,191	$2,000
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017, were as follows (in thousands):

	Fair Value Measurements as of December 30, 2017
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,165	$—	$—
Corporate and government bonds, $37,767 at cost (3)	—	37,225	—
Derivative instruments (Note 8)	—	1,017	—
Total assets measured at fair value	$3,165	$38,242	$—

Liabilities:
Derivative instruments (Note 8)	$—	$500	$—
Total liabilities measured at fair value	$—	$500	$—

(1)
Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(2)
Level 3 fair value estimates are based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

(3)	As of June 30, 2018, the Company’s investments had maturity dates ranging from August 2018 to March 2021.

There were no changes in our Level 3 financial instruments that are measured at fair value on a recurring basis during the periods presented.

11. Stockholders' Equity
Share Repurchase Activity
On February 27, 2018, the Company's board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date of December 28, 2018. During the six months ended June 30, 2018, the Company completed the repurchase program and repurchased a total of 798,794 shares of common stock.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

12. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Lease Obligations
The Company leases its facilities. Rental expense under operating leases for the three months ended June 30, 2018 and July 1, 2017 amounts to $3.4 million and $2.3 million, respectively and for the six months ended June 30, 2018 and July 1, 2017 amounts to $6.6 million and $3.9 million, respectively. Future minimum rental payments under operating leases were as follows as of June 30, 2018 (in thousands):

Operating Leases
Remainder of 2018	$3,301
2019	7,626
2020	7,303
2021	7,297
2022	7,235
Thereafter	41,796
Total minimum lease payments	$74,558
Outstanding Purchase Orders
At June 30, 2018, the Company had outstanding purchase orders aggregating approximately $136.7 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2018 and December 30, 2017, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at beginning of period	$11,833	$8,728	$11,264	$8,464
Liability assumed (1)	—	2,186	—	2,186
Provision	2,193	1,624	4,628	3,619
Warranty usage (2)	(2,793)	(2,033)	(4,659)	(3,764)
Balance at end of period	$11,233	$10,505	$11,233	$10,505

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sale On Demand Corporation.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(2)	Warranty usage includes costs incurred for warranty obligations.

13. Income Taxes
The Company’s effective income tax rate for the three months ended June 30, 2018 and July 1, 2017, was 29.6% and (36.9)%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2018 and July 1, 2017, was 24.3% and 11.5%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the "Act", was signed into law making significant changes to the Internal Revenue Code. Effective for the Company's 2018 tax year, the Act reduces the federal statutory tax rate from 35% to 21% and implements certain additional provisions for the 2018 tax year, including the Global Intangible Low-Taxed Income (GILTI) inclusion and the Foreign Derived Intangible Income (FDII) deduction.
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
The Company's effective income tax rate of 29.6% and 24.3% for the three and six months ended June 30, 2018, respectively differed from the federal statutory tax rate of 21% primarily due to the recording of a discrete charge for estimated taxes associated with a restructuring of the EMEA business. The increase in the effective income tax rate for the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 was primarily due to decreased tax benefits of excess stock-based compensation during the periods and a discrete charge for estimated taxes associated with a restructuring of the EMEA business.

14. Industry Segment, Geographic Information and Significant Customers
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
Significant Customers
For the three months ended June 30, 2018, the Company generated 23.8% of total revenue from one of its retailers (Amazon). For the three months ended July 1, 2017, the Company generated 15.9% and 11.6% of total revenue from one of its domestic retailers (Amazon) and a network of affiliated European distributors (Robopolis SAS), respectively.
For the six months ended June 30, 2018, the Company generated 17.7% of total revenue from one of its retailers (Amazon). For the six months ended July 1, 2017, the Company generated 12.5% and 12.4% of total revenue from a network of affiliated European distributors (Robopolis SAS) and one of its domestic retailers (Amazon), respectively. On October 2, 2017, the Company acquired Robopolis SAS (Note 4).

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
As of June 30, 2018, we had 982 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
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
On December 31, 2017, we adopted the new revenue standard under ASC 606 using the modified retrospective method. The adoption of the new guidance had an immaterial impact to our consolidated financial results as of and for the three and six months ended June 30, 2018. We have updated our accounting policy as it relates to revenue recognition. Refer to Note 3 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and six-month periods ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	45.8	49.7	45.2	48.7
Amortization of intangible assets	2.1	1.2	2.1	0.9
Total cost of revenue	47.9	50.9	47.3	49.6
Gross margin	52.1	49.1	52.7	50.4
Operating expenses:
Research and development	15.4	14.3	15.3	14.7
Selling and marketing	20.3	21.9	17.5	17.8
General and administrative	10.4	10.7	11.1	10.6
Amortization of intangible assets	0.1	—	0.1	—
Total operating expenses	46.2	46.9	44.0	43.1
Operating income	5.9	2.2	8.7	7.3
Other income, net	0.7	1.0	0.5	0.5
Income before income taxes	6.6	3.2	9.2	7.8
Income tax expense (benefit)	2.0	(1.1)	2.2	0.9
Net income	4.6%	4.3%	7.0%	6.9%
Comparison of Three and Six Months Ended June 30, 2018 and July 1, 2017
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$226,317	$183,148	$43,169	23.6%	$443,385	$351,615	$91,770	26.1%
Total revenue for the three months ended June 30, 2018 increased to $226.3 million, or 23.6%, compared to $183.1 million for the three months ended July 1, 2017. The $43.2 million increase in revenue for the three months ended June 30, 2018 was primarily driven by growth of our Roomba 900 and Roomba 600 series robots. Total consumer robots shipped in the three months ended June 30, 2018 were approximately 953 thousand units, compared to approximately 749 thousand units in the three months ended July 1, 2017. In the three months ended June 30, 2018, domestic consumer revenue increased $14.2 million, or 14.6%, and international consumer revenue increased $29.0 million, or 33.7%, as compared to the three months ended July 1, 2017.
Total revenue in the six months ended June 30, 2018 increased to $443.4 million, or 26.1%, compared to $351.6 in the six months ended July 1, 2017. The $91.8 million increase in revenue for the six months ended June 30, 2018 was primarily driven by growth of our Roomba 900 and Roomba 600 series robots and a 10.9% increase in average selling price as compared to the six months ended July 1, 2017, partially due to the acquisitions of SODC and Robopolis. Total consumer robots shipped in the six months ended June 30, 2018 were approximately 1.8 million units compared to approximately 1.5 million units in the six months ended July 1, 2017. In the six months ended June 30, 2018, domestic consumer revenue increased $36.3 million, or 19.9%, and international consumer revenue increased $55.7 million, or 32.9%, as compared to the six months ended July 1, 2017.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$103,712	$91,009	$12,703	14.0%	$200,213	$171,269	$28,944	16.9%
As a percentage of total revenue	45.8%	49.7%			45.2%	48.7%
Total cost of product revenue increased to $103.7 million in the three months ended June 30, 2018, compared to $91.0 million in the three months ended July 1, 2017. The $12.7 million increase in cost of product revenue is primarily due to the increase in revenue, partially offset by improvements in product cost.
Total cost of product revenue increased to $200.2 million in the six months ended June 30, 2018, compared to $171.3 million in the six months ended July 1, 2017. The $28.9 million increase in cost of product revenue is primarily due to the increase in revenue, partially offset by improvements in product cost.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$117,926	$89,891	$28,035	31.2%	$233,711	$177,234	$56,477	31.9%
As a percentage of total revenue	52.1%	49.1%			52.7%	50.4%
Gross margin increased $28.0 million, or 31.2%, to $117.9 million (52.1% of revenue) in the three months ended June 30, 2018 from $89.9 million (49.1% of revenue) in the three months ended July 1, 2017. The increase in gross margin is primarily related to favorable product and region mix as well as the increase in average selling price resulting from our acquisition of Robopolis.
Gross margin increased $56.5 million, or 31.9%, to $233.7 million (52.7% of revenue) in the six months ended June 30, 2018 from $177.2 million (50.4% of revenue) in the six months ended July 1, 2017. The increase in gross margin is primarily related to favorable product and region mix as well as the increase in average selling price resulting from our acquisition of Robopolis.

Research and Development

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$34,924	$26,167	$8,757	33.5%	$67,869	$51,675	$16,194	31.3%
As a percentage of total revenue	15.4%	14.3%			15.3%	14.7%
Research and development expenses increased $8.8 million, or 33.5%, to $34.9 million (15.4% of revenue) in the three months ended June 30, 2018 from $26.2 million (14.3% of revenue) in the three months ended July 1, 2017, partially due to an increase in people and program related costs of $4.1 million and $4.0 million, respectively, during the three months ended June 30, 2018 compared to the three months ended July 1, 2017 as we continued to enhance our products and invest in product development and digital features to support our long-term growth.
Research and development expenses increased $16.2 million, or 31.3%, to $67.9 million (15.3% of revenue) in the six months ended June 30, 2018 from $51.7 million (14.7% of revenue) in the six months ended July 1, 2017, partially due to an increase in people and program related costs of $9.2 million and $5.4 million, respectively, during the six months ended June 30, 2018 compared to the six months ended July 1, 2017 as we continued to enhance our products and invest in product development and digital features to support our long-term growth.

Selling and Marketing

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$45,910	$40,123	$5,787	14.4%	$77,239	$62,698	$14,541	23.2%
As a percentage of total revenue	20.3%	21.9%			17.5%	17.8%
Selling and marketing expenses increased by $5.8 million, or 14.4%, to $45.9 million (20.3% of revenue) in the three months ended June 30, 2018 from $40.1 million (21.9% of revenue) in the three months ended July 1, 2017. This increase was primarily attributable to higher people-related costs of $3.3 million including additional headcount related to our acquisition of Robopolis in 2017, and $2.3 million in marketing investments to support our continued global marketing and branding efforts.
Selling and marketing expenses increased $14.5 million, or 23.2%, to $77.2 million (17.5% of revenue) in the six months ended June 30, 2018 from $62.7 million (17.8% of revenue) in the six months ended July 1, 2017. This increase was primarily attributable to higher people-related costs of $8.4 million including additional headcount related to the acquisitions of SODC and Robopolis in 2017, and $4.9 million in marketing investments to support our continued global marketing and branding efforts.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$23,468	$19,513	$3,955	20.3%	$49,301	$37,135	$12,166	32.8%
As a percentage of total revenue	10.4%	10.7%			11.1%	10.6%
General and administrative expenses increased by $4.0 million, or 20.3%, to $23.5 million (10.4% of revenue) in the three months ended June 30, 2018 from $19.5 million (10.7% of revenue) in the three months ended July 1, 2017. This increase was primarily attributable to higher people-related costs of $2.1 million including additional headcount related to the acquisition of Robopolis in 2017.

General and administrative expenses increased by $12.2 million, or 32.8%, to $49.3 million (11.1% of revenue) in the six months ended June 30, 2018 from $37.1 million (10.6% of revenue) in the six months ended July 1, 2017. This increase was primarily attributable to higher people-related costs of $4.9 million including additional headcount related to the acquisitions of SODC and Robopolis in 2017 as well as an increase in legal costs of $3.2 million mainly driven by litigation expense as we continued to defend and protect our intellectual property.

Amortization of Intangible Assets

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total amortization of intangible assets	$4,948	$2,248	$2,700	120.1%	$10,003	$3,112	$6,891	221.4%
As a percentage of total revenue	2.2%	1.2%			2.3%	0.9%
The increase in amortization of intangible assets in the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017, was related to acquired intangible assets from our acquisitions of SODC and Robopolis in 2017.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income, net	$1,507	$1,686	$(179)	(10.6)%	$2,026	$1,689	$337	20.0%
As a percentage of total revenue	0.7%	1.0%			0.5%	0.5%
Other income, net, amounted to $1.5 million and $1.7 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Other income, net, amounted to $2.0 million and $1.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Other income, net for the three and six months ended June 30, 2018 and July 1, 2017 primarily relates to gains on foreign currency exchange and earn-out payments received from one of our investments.

Income Tax Provision (Benefit)

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Dollar Change	Percent Change	June 30, 2018	July 1, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax provision (benefit)	$4,391	$(2,129)	$6,520	(306.2)%	$9,914	$3,153	$6,761	214.4%
Effective income tax rate	29.6%	(36.9)%			24.3%	11.5%

We recorded an income tax provision (benefit) of $4.4 million and $(2.1) million for the three months ended June 30, 2018 and July 1, 2017, respectively. The $4.4 million provision for the three months ended June 30, 2018 resulted in an effective income tax rate of 29.6%. The $2.1 million benefit for the three months ended July 1, 2017 resulted in an effective income tax rate of (36.9)%.
We recorded an income tax provision of $9.9 million and $3.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The $9.9 million provision for the six months ended June 30, 2018 resulted in an effective income tax rate of 24.3%. The $3.2 million provision for the six months ended July 1, 2017 resulted in an effective income tax rate of 11.5%.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the "Act", was signed into law making significant changes to the Internal Revenue Code. Effective for our 2018 tax year, the Act reduces the federal statutory tax rate from 35% to 21%

and implements certain additional provisions for the 2018 tax year, including the Global Intangible Low-Taxed Income (GILTI) inclusion and the Foreign Derived Intangible Income (FDII) deduction.
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
Our effective income tax rate of 29.6% and 24.3% for the three and six months ended June 30, 2018, respectively differed from the federal statutory tax rate of 21% primarily due to the recording of a discrete charge for estimated taxes associated with a restructuring of the EMEA business. The increase in the effective income tax rate for the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 was primarily due to decreased tax benefits of excess stock-based compensation during the periods and a discrete charge for estimated taxes associated with a restructuring of the EMEA business.

Liquidity and Capital Resources
At June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $88.8 million, short-term investments of $38.6 million and accounts receivable of $75.1 million. Our working capital, which represents our total current assets less total current liabilities, was $227.7 million as of June 30, 2018, compared to $286.5 million as of July 1, 2017.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 30, 2018 and July 1, 2017, we spent $14.3 million and $13.3 million, respectively, on capital expenditures.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in China to our customers and, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our consumer product inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
As of June 30, 2018, we held cash, cash equivalents and short-term investments of $127.3 million. Net cash provided by our operations for the six-month period ended June 30, 2018 was $26.3 million, of which the principal components were our net income of $30.9 million and non-cash charges of $26.2 million, partially offset by changes in working capital. The changes in working capital includes a decrease in accounts payable and accrued expenses of $66.8 million primarily related to the timing of payments, an increase in other assets of $12.8 million and an increase in inventory of $10.3 million, partially offset by a decrease in accounts receivable of $66.1 million. As of June 30, 2018, we did not have any borrowings outstanding under our revolving line of credit and had $0.6 million in letters of credit outstanding under our revolving letter of credit facility.
During the six months ended June 30, 2018, we invested $14.3 million in the purchase of property and equipment, including machinery and tooling for new products. We purchased $6.4 million of marketable securities, while sales and maturities of marketable securities amounted to $7.0 million. In addition, we made strategic investments of $3.7 million and received an earn-out payment of $0.6 million from a sold investment.
During the six months ended June 30, 2018, we completed our previously announced stock repurchase program and repurchased 798,794 shares of common stock for an aggregate purchase price of $50.0 million and received $2.6 million from employee stock plans. Shares issued upon vesting of restricted stock were net of 50,884 shares retained by us to cover employee tax withholdings of $3.5 million.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million. As of June 20, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar

Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%.
As of June 30, 2018, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of June 30, 2018, we were in compliance with all covenants under the revolving credit facility.

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
As of June 30, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of June 30, 2018, we were in compliance with all covenants under the revolving letter of credit facility.

Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, capital expenditures and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing revolving line of credit. We believe our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our revolving line of credit will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.
As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments generally consist of obligations under our revolving line of credit, leases for office space and minimum contractual obligations for materials. Other obligations primarily consist of software licensing arrangements.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At June 30, 2018, we had unrestricted cash and cash equivalents of $88.8 million and short-term investments of $38.6 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2018, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our revolving line of credit. The advances under the revolving line of credit bear a variable rate of interest determined at the time of the borrowing. At June 30, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency forward contracts or swaps, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales. At June 30, 2018 and December 30, 2017, we had outstanding cash flow hedges with a total notional value of $36.6 million and $73.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At June 30, 2018 and December 30, 2017, we had outstanding economic hedges with a total notional value of $28.8 million and $36.6 million, respectively.
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

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has announced and, in some cases, implemented tariffs on certain foreign goods, including those imported by the Company. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our business. Implementation of proposed tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended June 30, 2018:

	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning April 1, 2018 and ended April 28, 2018	309,333	$63.35	309,333	$28,469,047
Fiscal month beginning April 29, 2018 and ended May 26, 2018	357,367	61.06	357,367	6,641,549
Fiscal month beginning May 27, 2018 and ended June 30, 2018	102,094	65.03	102,094	—
Total	768,794	$62.51	768,794	$—
 __________________________

(1)	Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program as further discussed below.

(2)
On February 27, 2018, our board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date on December 28, 2018.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Mohamad Ali, Director, Colin Angle, CEO, Deborah Ellinger, Director, Andrew Miller, Director, and Glen Weinstein, EVP & Chief Legal Officer) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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
At our 2018 Annual Meeting of Stockholders held on May 23, 2018, our stockholders approved the iRobot Corporation 2018 Stock Option and Incentive Plan (the "2018 Plan"), which was previously approved by our board of directors on March 26, 2018. The 2018 Plan provides for the grant of equity awards for up to an aggregate of 1,750,000 shares of our common stock, plus the number of shares of stock available for issuance under our 2015 Stock Option and Incentive Plan.  A summary of the material terms and conditions of the 2018 Plan is set forth in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2018, as amended (the "Proxy Statement"). The full text of the 2018 Plan is filed as Annex B to the Proxy Statement and is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	2018 Stock Option and Incentive Plan (filed as exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)

10.2
First Amendment to Amended and Restated Credit Agreement by and between Bank of America, N.A. and the Registrant, dated June 29, 2018 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)

10.3
First Amendment to Amended and Restated Reimbursement Agreement by and between Bank of America, N.A. and the Registrant, dated June 29, 2018 (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 3, 2018	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)