Form 10-Q
period 2018-09-29
IROBOT CORP
filed 2018-11-02
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2018 was 27,686,749.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2018

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100,122	$128,635
Short term investments	34,994	37,225
Accounts receivable, net	109,583	142,829
Inventory	160,752	106,932
Other current assets	36,332	19,105
Total current assets	441,783	434,726
Property and equipment, net	54,198	44,579
Deferred tax assets	31,785	31,531
Goodwill	118,805	121,440
Intangible assets, net	29,385	44,712
Other assets	15,647	14,534
Total assets	$691,603	$691,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,143	$116,316
Accrued expenses	62,851	73,647
Deferred revenue and customer advances	4,719	7,761
Total current liabilities	170,713	197,724
Deferred tax liabilities	5,720	9,539
Other long-term liabilities	11,592	13,932
Total long-term liabilities	17,312	23,471
Total liabilities	188,025	221,195
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,671 and 27,945 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	277	279
Additional paid-in capital	163,503	190,067
Retained earnings	341,829	277,989
Accumulated other comprehensive (loss) income	(2,031)	1,992
Total stockholders’ equity	503,578	470,327
Total liabilities and stockholders’ equity	$691,603	$691,522
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$264,534	$205,399	$707,919	$557,014
Cost of revenue:
Cost of product revenue	124,754	100,800	324,967	272,068
Amortization of intangible assets	4,574	2,216	14,035	5,329
Total cost of revenue (1)	129,328	103,016	339,002	277,397
Gross margin	135,206	102,383	368,917	279,617
Operating expenses:
Research and development (1)	35,309	28,843	103,178	80,518
Selling and marketing (1)	39,030	28,473	116,269	91,171
General and administrative (1)	23,329	21,002	72,630	58,137
Amortization of intangible assets	263	173	805	173
Total operating expenses	97,931	78,491	292,882	229,999
Operating income	37,275	23,892	76,035	49,618
Other income, net	337	2,601	2,363	4,290
Income before income taxes	37,612	26,493	78,398	53,908
Income tax expense	5,683	4,411	15,597	7,565
Net income	$31,929	$22,082	$62,801	$46,343
Net income per share:
Basic	$1.16	$0.80	$2.27	$1.68
Diluted	$1.12	$0.76	$2.19	$1.61
Number of weighted average common shares used in per share calculations
Basic	27,493	27,739	27,692	27,520
Diluted	28,506	28,916	28,629	28,719
 __________________________

(1)	Stock-based compensation recorded in the three and nine months ended September 29, 2018 and September 30, 2017 breaks down by expense classification as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenue	$347	$274	$1,035	$751
Research and development	1,910	1,261	5,393	3,508
Selling and marketing	544	728	2,032	1,869
General and administrative	3,791	2,771	10,509	7,941
Total	$6,592	$5,034	$18,969	$14,069
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$31,929	$22,082	$62,801	$46,343
Other comprehensive income (loss):
Net foreign currency translation adjustments	1,826	3	(3,959)	(3)
Net unrealized gains (losses) on cash flow hedges, net of tax	272	(95)	40	126
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(412)	17	9	36
Net unrealized gains (losses) on marketable securities, net of tax	(28)	21	(113)	51
Total comprehensive income	$33,587	$22,028	$58,778	$46,553
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$62,801	$46,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,077	14,523
Gain on business acquisition	—	(2,243)
Stock-based compensation	18,969	14,069
Deferred income taxes, net	(4,296)	(3,226)
Deferred rent	1,171	—
Other	(216)	(774)
Changes in operating assets and liabilities — (use) source
Accounts receivable	31,930	(10,957)
Inventory	(54,619)	(23,944)
Other assets	(18,418)	(11,099)
Accounts payable	(10,512)	20,824
Accrued expenses	(12,086)	7,034
Deferred revenue and customer advances	(1,436)	(965)
Long-term liabilities	(72)	1,513
Net cash provided by operating activities	40,293	51,098
Cash flows from investing activities:
Additions of property and equipment	(25,284)	(16,630)
Change in other assets	(2,263)	(1,374)
Proceeds from sale of equity investment	856	1,056
Cash paid for business acquisition, net of cash acquired	—	(16,524)
Purchases of investments	(6,438)	(7,034)
Sales and maturities of investments	10,500	10,500
Net cash used in investing activities	(22,629)	(30,006)
Cash flows from financing activities:
Proceeds from employee stock plans	7,948	8,990
Income tax withholding payment associated with restricted stock vesting	(3,532)	(2,974)
Stock repurchases	(50,000)	—
Net cash (used in) provided by financing activities	(45,584)	6,016
Effect of exchange rate changes on cash and cash equivalents	(593)	155
Net (decrease) increase in cash and cash equivalents	(28,513)	27,263
Cash and cash equivalents, at beginning of period	128,635	214,523
Cash and cash equivalents, at end of period	$100,122	$241,786
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,097	$18,338
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$1,901	$2,058
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
Other Assets
During the three months ended March 31, 2018, the Company adopted Accounting Standards Update No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which revises the classification and measurement of financial instruments. Upon adoption of this standard, the Company now classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At September 29, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $15.6 million. There was no adjustment recorded to the carrying value of our equity securities without readily determinable fair values as a result of the adoption of ASU 2016-01. At December 30, 2017, other assets consisted primarily of cost method investments and an equity method investment totaling $14.2 million.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$31,929	$22,082	$62,801	$46,343
Weighted-average common shares outstanding	27,493	27,739	27,692	27,520
Dilutive effect of employee stock awards	1,013	1,177	937	1,199
Diluted weighted-average common shares outstanding	28,506	28,916	28,629	28,719
Basic income per share	$1.16	$0.80	$2.27	$1.68
Diluted income per share	$1.12	$0.76	$2.19	$1.61
Restricted stock units and stock options representing approximately 0.0 million and 0.0 million shares of common stock for the three-month periods ended September 29, 2018 and September 30, 2017, respectively, and approximately 0.1 million and 0.0 million shares of common stock for the nine-month periods ended September 29, 2018 and September 30, 2017, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. During the first quarter of 2018, the Company early adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software." The new standard reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments to this ASU are effective for fiscal years, and

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendment modifies disclosure requirements related to fair value measurement. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company does not believe this amendment will have a material impact on its consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-08, "Receivables – Nonrefundable Fees and Other Costs," which shortens the amortization period of certain callable debt securities held at a premium. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe this amendment will have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, "Leases: Targeted Improvements", which provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The Company expects to elect this alternative transition method and adopt the guidance prospectively. The Company also expects to elect the practical expedients allowed under the standard. The Company is in the process of aggregating and evaluating lease arrangements and implementing new processes and a lease accounting system. The Company expects the adoption will result in a material increase in the assets and liabilities upon adoption. The impact on our results of operations and cash flows is not expected to be material.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Upon the adoption of ASC 606 as of the beginning of fiscal year 2018, the Company concluded that, on a quantitative and qualitative basis, the Cloud Services did not constitute a material performance obligation for the then existing products and, as such, these services were not considered a separate performance obligation that required allocation of transaction price.
During the third quarter of 2018, the Company launched Roomba i7 and i7+ which have the ability to learn, map and adapt to a home's floor plan. The Company has concluded that the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. The transaction price allocated to performance obligations that are unsatisfied as of September 29, 2018 is not material.
The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, Guarantees.
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of September 29, 2018, the Company has reserves for product returns of $36.7 million and other credits and incentives of $51.3 million. As of December 30, 2017, the Company had reserves for product returns of $42.7 million and other credits and incentives of $61.4 million.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region for the three and nine months ended September 29, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Americas	$136,963	$374,503
EMEA	73,831	213,541
APAC	53,740	119,875
Total revenue	$264,534	$707,919
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 29, 2018 (closing balance)	December 31, 2017 (opening balance)
Accounts receivable, net	$109,583	$141,637
Contract liabilities	4,719	6,685
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and nine-month periods ended September 29, 2018, the Company recognized $2.2 million and $6.7 million, respectively, of the opening contract liability balance as revenue upon transfer of the products to customers.
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
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 30, 2017 was recorded as an increase of $1.0 million to retained earnings as of the adoption date. The adoption of the new guidance had an immaterial impact to the Company's consolidated balance sheet and statement of income as of and for the three and nine months ended September 29, 2018.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Pro Forma Results (Unaudited)
The following table shows unaudited pro forma results of operations as if the Company had acquired Robopolis on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$264,534	$206,503	$707,919	$574,715
Net income	31,929	26,180	62,801	47,267
Net income per share:
Basic income per share	$1.16	$0.94	$2.27	$1.72
Diluted income per share	$1.12	$0.91	$2.19	$1.65
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

5. Inventory
Inventory consists of the following (in thousands):

	September 29, 2018	December 30, 2017
Raw materials	$3,998	$4,036
Finished goods	156,754	102,896
	$160,752	$106,932

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the nine months ended September 29, 2018 (in thousands):

September 29, 2018
Balance as of December 30, 2017	$121,440
Purchase accounting adjustments	(663)
Effect of foreign currency translation	(1,972)
Balance as of September 29, 2018	$118,805

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Intangible assets at September 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	September 29, 2018			December 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$20,743	$6,157	$26,900	$18,150	$8,750
Tradename	100	100	—	100	100	—
Customer relationships	11,414	1,138	10,276	11,594	418	11,176
Reacquired distribution rights	33,008	20,236	12,772	33,760	9,226	24,534
Non-competition agreements	268	88	180	275	23	252
Total	$71,690	$42,305	$29,385	$72,629	$27,917	$44,712
Amortization expense related to acquired intangible assets was $4.8 million and $2.4 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Amortization expense related to acquired intangible assets was $14.8 million and $5.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.
The estimated future amortization expense related to current intangible assets is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2018	$4,577	$264	$4,841
2019	11,877	1,057	12,934
2020	900	1,035	1,935
2021	900	801	1,701
2022	675	801	1,476
Thereafter	—	6,498	6,498
Total	$18,929	$10,456	$29,385

7. Accrued Expenses
Accrued expenses at September 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Accrued bonus	$14,347	$20,443
Accrued other compensation	12,426	9,071
Accrued warranty	11,430	11,264
Accrued income taxes	6,696	7,110
Accrued direct fulfillment costs	5,685	1,885
Accrued sales and other indirect taxes payable	2,474	7,256
Accrued accounting fees	1,717	1,221
Accrued other	8,076	15,397
	$62,851	$73,647

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts typically have maturities of thirteen months or less. At September 29, 2018 and December 30, 2017, the Company had outstanding cash flow hedges with a total notional value of $43.5 million and $73.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

contracts typically have maturities of two months or less. At September 29, 2018 and December 30, 2017, the Company had outstanding economic hedges with a total notional value of $29.3 million and $36.6 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	September 29, 2018	December 30, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,049	$413
Foreign currency forward contracts	Accrued expenses	—	221
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$670	$488
Foreign currency forward contracts	Other assets	—	116
Foreign currency forward contracts	Accrued expenses	455	279
Gain (loss) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (loss) recognized in income	Other income, net	$435	$9	$973	$(495)
The following tables reflect the effect of foreign exchange forward contracts that are designated as cash flow hedging instruments for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

			Effective Portion			Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Three months ended			Three months ended			Three months ended
	September 29, 2018	September 30, 2017	Classification	September 29, 2018	September 30, 2017	Classification	September 29, 2018	September 30, 2017

Foreign currency forward contracts	$362	$(21)	Revenue	$549	$(39)	Other income, net	$(21)	$—
			Cost of revenue	$—	$—

			Effective Portion			Ineffective Portion
	Gain (loss) recognized in OCI on Derivative (1)		Gain (loss) reclassified from accumulated OCI into income (2)			Gain (loss) recognized in income (3)
	Nine months ended			Nine months ended			Nine months ended
	September 29, 2018	September 30, 2017	Classification	September 29, 2018	September 30, 2017	Classification	September 29, 2018	September 30, 2017

Foreign currency forward contracts	$(198)	$200	Revenue	$270	$(58)	Other income, net	$255	$(5)
			Cost of revenue	$(386)	$—

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

(3)	The amount represents the change in fair value of derivative contracts due to changes in the forward rates. No gains or losses were reclassified as a result of discontinuance of cash flow hedges.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Working Capital Facilities
Credit Facility
In June 2018, the Company entered into a new agreement with Bank of America, N.A., increasing the amount of its unsecured revolving line of credit from $75.0 million to $150.0 million. As of September 29, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under the credit facility accrues, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%.
As of September 29, 2018, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities.
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
As of September 29, 2018, the Company was in compliance with all covenants under the revolving credit facility.

10. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 29, 2018, were as follows (in thousands):

	Fair Value Measurements as of September 29, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$5,261	$—	$—
Corporate and government bonds, $33,571 at cost (3)	—	32,994	—
Convertible note	—	—	2,000
Derivative instruments (Note 8)	—	1,719	—
Total assets measured at fair value	$5,261	$34,713	$2,000

Liabilities:
Derivative instruments (Note 8)	$—	$455	$—
Total liabilities measured at fair value	$—	$455	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017, were as follows (in thousands):

	Fair Value Measurements as of December 30, 2017
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,165	$—	$—
Corporate and government bonds, $37,767 at cost	—	37,225	—
Derivative instruments (Note 8)	—	1,017	—
Total assets measured at fair value	$3,165	$38,242	$—

Liabilities:
Derivative instruments (Note 8)	$—	$500	$—
Total liabilities measured at fair value	$—	$500	$—

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

(3)	As of September 29, 2018, the Company’s investments had maturity dates ranging from November 2018 to March 2021.

There were no changes in our Level 3 financial instruments that are measured at fair value on a recurring basis during the periods presented.

11. Stockholders' Equity
Share Repurchase Activity
On February 27, 2018, the Company's board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date of December 28, 2018. As of June 30, 2018, the Company completed the repurchase program and repurchased a total of 798,794 shares of common stock.

12. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Lease Obligations
The Company leases its facilities. Rental expense under operating leases for the three months ended September 29, 2018 and September 30, 2017 amounts to $3.2 million and $2.2 million, respectively and for the nine months ended September 29, 2018 and September 30, 2017 amounts to $9.8 million and $6.1 million, respectively. Future minimum rental payments under operating leases were as follows as of September 29, 2018 (in thousands):

Operating Leases
Remainder of 2018	$1,654
2019	7,601
2020	7,293
2021	7,287
2022	7,235
Thereafter	41,796
Total minimum lease payments	$72,866
Outstanding Purchase Orders
At September 29, 2018, the Company had outstanding purchase orders aggregating approximately $209.3 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2018 and December 30, 2017, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at beginning of period	$11,233	$10,505	$11,264	$8,464
Liability assumed (1)	—	—	—	2,186
Provision	2,682	2,433	7,310	6,051
Warranty usage (2)	(2,485)	(2,659)	(7,144)	(6,422)
Balance at end of period	$11,430	$10,279	$11,430	$10,279

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sale On Demand Corporation.

(2)	Warranty usage includes costs incurred for warranty obligations.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13. Income Taxes
The Company’s effective income tax rate for the three months ended September 29, 2018 and September 30, 2017, was 15.1% and 16.6%, respectively. The Company’s effective income tax rate for the nine months ended September 29, 2018 and September 30, 2017, was 19.9% and 14.0%, respectively.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the Company made reasonable estimates of the effects and recorded a provisional amount relating to the transition tax on the mandatory deemed repatriation of foreign earnings in its financial statements as of December 30, 2017. The Company has performed an additional analysis and does not expect a material adjustment, and any adjustment to the provisional amount will be recorded to the current income tax provision during the measurement period which is not expected to be beyond one year from the enactment date.
The Company's effective income tax rate of 15.1% and 19.9% for the three and nine months ended September 29, 2018, respectively differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation. The decrease in the effective income tax rate of 15.1% for the three months ended September 29, 2018 as compared to 16.6% for the three months ended September 30, 2017 was primarily due to the lower federal statutory tax rate partially offset by decreased tax benefits related to excess stock-based compensation in the three months ended September 29, 2018. The increase in the effective income tax rate of 19.9% for the nine months ended September 29, 2018 as compared to 14.0% for the nine months ended September 30, 2017 was primarily due to decreased tax benefits related to excess stock-based compensation and a charge for estimated taxes associated with a restructuring of the EMEA business during the nine months ended September 29, 2018.
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
Significant Customers
For the three months ended September 29, 2018, the Company generated 24.8% of total revenue from one of its retailers (Amazon). For the three months ended September 30, 2017, the Company generated 14.3% of total revenue from a network of affiliated European distributors (Robopolis SAS) and 11.0% of total revenue from one of its retailers (Amazon).
For the nine months ended September 29, 2018, the Company generated 20.4% of total revenue from one of its retailers (Amazon). For the nine months ended September 30, 2017, the Company generated 13.2% of total revenue from a network of affiliated European distributors (Robopolis SAS) and 11.9% of total revenue from one of its retailers (Amazon). On October 2, 2017, the Company acquired Robopolis SAS (Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of iRobot Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2017, which has been filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, including our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition (including our expectations related to the impact of adoption of new revenue recognition standards), our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, the impact of our acquisitions of Robopolis and SODC, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as well as elsewhere in this Quarterly Report on Form 10-Q. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K and in Item 1A contained herein in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
During 2017, we continued to expand our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation ("SODC") based in Tokyo. Additionally, on October 2, 2017, we acquired our largest European distributor, Robopolis SAS, a French company ("Robopolis"). We expect to drive continued growth in global markets through a consistent approach to all market activities including sales, marketing, branding, channel relationships and customer service. Both acquisitions provide us with more direct control over the go-to-market execution in these key regions.
As of September 29, 2018, we had 1,003 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk of product development. Our significant expertise in robot design and engineering positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition, and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
During the third quarter of 2018, we launched our newest premium robots, Roomba i7 and i7+, which have the ability to learn, map and adapt to a home's floor plan. Introducing Imprint™ Smart Mapping, Roomba i7+ remembers multiple floor plans and room names so users can customize cleaning jobs and direct the robot to clean specific rooms by voice when Roomba i7+ is paired with Alexa enabled devices, the Google Assistant or via the iRobot HOME App. When Roomba i7+ is finished cleaning, it empties its own dust bin into the Clean Base™, which holds 30 bins of dirt, allowing customers to forget about vacuuming for weeks at a time. In addition, we also launched Roomba e5, our latest robot, which offers premium features at a lower price point. These robots were available on our website during the third quarter of 2018 and will be rolled out to all of our target markets over the next 12 months.

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
On December 31, 2017, we adopted the new revenue standard under ASC 606 using the modified retrospective method. The adoption of the new guidance had an immaterial impact to our consolidated financial results as of and for the three and nine months ended September 29, 2018. We have updated our accounting policy as it relates to revenue recognition. Refer to Note 3 of the consolidated financial statements.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue for the three and nine-month periods ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	47.2	49.1	45.9	48.8
Amortization of intangible assets	1.7	1.1	2.0	1.0
Total cost of revenue	48.9	50.2	47.9	49.8
Gross margin	51.1	49.8	52.1	50.2
Operating expenses:
Research and development	13.3	14.0	14.6	14.5
Selling and marketing	14.8	13.9	16.4	16.4
General and administrative	8.8	10.2	10.3	10.4
Amortization of intangible assets	0.1	0.1	0.1	—
Total operating expenses	37.0	38.2	41.4	41.3
Operating income	14.1	11.6	10.7	8.9
Other income, net	0.1	1.3	0.4	0.8
Income before income taxes	14.2	12.9	11.1	9.7
Income tax expense	2.1	2.1	2.2	1.4
Net income	12.1%	10.8%	8.9%	8.3%

Comparison of Three and Nine Months Ended September 29, 2018 and September 30, 2017
Revenue

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Total revenue	$264,534	$205,399	$59,135	28.8%	$707,919	$557,014	$150,905	27.1%
Total revenue for the three months ended September 29, 2018 increased to $264.5 million, or 28.8%, compared to $205.4 million for the three months ended September 30, 2017. The $59.1 million increase in revenue for the three months ended September 29, 2018 was primarily driven by growth of our Roomba 900 and 600 series robots and a 10.8% increase in average selling price as compared to the three months ended September 30, 2017, partially due to the acquisition of Robopolis. Total revenue for the three months ended September 29, 2018 also includes our successful launch of Roomba i7 and i7+ and Roomba e5 in the U.S. Total consumer robots shipped in the three months ended September 29, 2018 were approximately 1.1 million units, compared to approximately 0.9 million units in the three months ended September 30, 2017. In the three months ended September 29, 2018, domestic consumer revenue increased $39.6 million, or 45.2%, and international consumer revenue increased $19.6 million, or 16.6%, as compared to the three months ended September 30, 2017.
Total revenue in the nine months ended September 29, 2018 increased to $707.9 million, or 27.1%, compared to $557.0 million in the nine months ended September 30, 2017. The $150.9 million increase in revenue for the nine months ended September 29, 2018 was primarily driven by growth of our Roomba 900 and 600 series robots and a 11.2% increase in average selling price as compared to the nine months ended September 30, 2017, partially due to the acquisitions of SODC and Robopolis. Total consumer robots shipped in the nine months ended September 29, 2018 were approximately 2.9 million units compared to approximately 2.4 million units in the nine months ended September 30, 2017. In the nine months ended September 29, 2018, domestic consumer revenue increased $75.6 million, or 28.0%, and international consumer revenue increased $75.5 million, or 26.3%, as compared to the nine months ended September 30, 2017.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$124,754	$100,800	$23,954	23.8%	$324,967	$272,068	$52,899	19.4%
As a percentage of total revenue	47.2%	49.1%			45.9%	48.8%
Total cost of product revenue increased to $124.8 million in the three months ended September 29, 2018, compared to $100.8 million in the three months ended September 30, 2017. The $24.0 million increase in cost of product revenue is primarily due to the increase in revenue, partially offset by improvements in product cost.
Total cost of product revenue increased to $325.0 million in the nine months ended September 29, 2018, compared to $272.1 million in the nine months ended September 30, 2017. The $52.9 million increase in cost of product revenue is primarily due to the increase in revenue, partially offset by improvements in product cost.
Gross Margin

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total gross margin	$135,206	$102,383	$32,823	32.1%	$368,917	$279,617	$89,300	31.9%
As a percentage of total revenue	51.1%	49.8%			52.1%	50.2%
Gross margin increased $32.8 million, or 32.1%, to $135.2 million (51.1% of revenue) in the three months ended September 29, 2018 from $102.4 million (49.8% of revenue) in the three months ended September 30, 2017. The increase in gross margin is primarily related to favorable product and region mix as well as the increase in average selling price resulting from our acquisition of Robopolis.

Gross margin increased $89.3 million, or 31.9%, to $368.9 million (52.1% of revenue) in the nine months ended September 29, 2018 from $279.6 million (50.2% of revenue) in the nine months ended September 30, 2017. The increase in gross margin is primarily related to favorable product and region mix as well as the increase in average selling price resulting from our acquisition of Robopolis.
Research and Development

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total research and development	$35,309	$28,843	$6,466	22.4%	$103,178	$80,518	$22,660	28.1%
As a percentage of total revenue	13.3%	14.0%			14.6%	14.5%
Research and development expenses increased $6.5 million, or 22.4%, to $35.3 million (13.3% of revenue) in the three months ended September 29, 2018 from $28.8 million (14.0% of revenue) in the three months ended September 30, 2017, partially due to an increase in program and people related costs of $3.8 million and $2.5 million, respectively, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017 as we continued to enhance our products and invest in product development and digital features to support our long-term growth.
Research and development expenses increased $22.7 million, or 28.1%, to $103.2 million (14.6% of revenue) in the nine months ended September 29, 2018 from $80.5 million (14.5% of revenue) in the nine months ended September 30, 2017, partially due to an increase in people and program related costs of $11.6 million and $9.9 million, respectively, during the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 as we continued to enhance our products and invest in product development and digital features to support our long-term growth.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total selling and marketing	$39,030	$28,473	$10,557	37.1%	$116,269	$91,171	$25,098	27.5%
As a percentage of total revenue	14.8%	13.9%			16.4%	16.4%
Selling and marketing expenses increased by $10.6 million, or 37.1%, to $39.0 million (14.8% of revenue) in the three months ended September 29, 2018 from $28.5 million (13.9% of revenue) in the three months ended September 30, 2017. This increase was primarily attributable to marketing investments of $7.3 million related to our new product launches in the U.S. and to support our continued global marketing and branding efforts as well as higher people-related costs of $2.9 million including additional headcount related to our acquisition of Robopolis in 2017.
Selling and marketing expenses increased $25.1 million, or 27.5%, to $116.3 million (16.4% of revenue) in the nine months ended September 29, 2018 from $91.2 million (16.4% of revenue) in the nine months ended September 30, 2017. This increase was primarily attributable to marketing investments of $13.2 million to support our continued global marketing and branding efforts and higher people-related costs of $11.3 million including additional headcount related to our acquisitions of SODC and Robopolis in 2017.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total general and administrative	$23,329	$21,002	$2,327	11.1%	$72,630	$58,137	$14,493	24.9%
As a percentage of total revenue	8.8%	10.2%			10.3%	10.4%

General and administrative expenses increased by $2.3 million, or 11.1%, to $23.3 million (8.8% of revenue) in the three months ended September 29, 2018 from $21.0 million (10.2% of revenue) in the three months ended September 30, 2017. This increase was primarily attributable to higher people-related costs of $2.3 million including additional headcount related to the acquisition of Robopolis in 2017.
General and administrative expenses increased by $14.5 million, or 24.9%, to $72.6 million (10.3% of revenue) in the nine months ended September 29, 2018 from $58.1 million (10.4% of revenue) in the nine months ended September 30, 2017. This increase was primarily attributable to higher people-related costs of $7.2 million including additional headcount related to the acquisitions of SODC and Robopolis in 2017 as well as increases in software maintenance, support and services costs of $2.1 million and legal costs of $1.2 million mainly driven by litigation expense as we continued to defend and protect our intellectual property.
Amortization of Intangible Assets

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total amortization of intangible assets	$4,837	$2,389	$2,448	102.5%	$14,840	$5,502	$9,338	169.7%
As a percentage of total revenue	1.8%	1.2%			2.1%	1.0%
The increase in amortization of intangible assets in the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017, was related to acquired intangible assets from our acquisitions of SODC and Robopolis in 2017.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Total other income, net	$337	$2,601	$(2,264)	(87.0)%	$2,363	$4,290	$(1,927)	(44.9)%
As a percentage of total revenue	0.1%	1.3%			0.4%	0.8%
Other income, net, amounted to $0.3 million and $2.6 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Other income, net, amounted to $2.4 million and $4.3 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Other income, net primarily includes earn-out payments received from one of our equity investments as well as foreign currency gains and losses. During the three and nine months ended September 30, 2017, other income, net, also included a $2.2 million gain on business acquisition related to our acquisition of SODC, which represents the excess of the fair value of the net assets acquired over the purchase price.
Income Tax Provision

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Dollar Change	Percent Change	September 29, 2018	September 30, 2017	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax provision	$5,683	$4,411	$1,272	28.8%	$15,597	$7,565	$8,032	106.2%
Effective income tax rate	15.1%	16.6%			19.9%	14.0%

We recorded an income tax provision of $5.7 million and $4.4 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The $5.7 million provision for the three months ended September 29, 2018 resulted in an effective income tax rate of 15.1%. The $4.4 million provision for the three months ended September 30, 2017 resulted in an effective income tax rate of 16.6%.
We recorded an income tax provision of $15.6 million and $7.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The $15.6 million provision for the nine months ended September 29, 2018 resulted in an effective income tax rate of 19.9%. The $7.6 million provision for the nine months ended September 30, 2017 resulted in an effective income tax rate of 14.0%.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded a provisional amount relating to the transition tax on the mandatory deemed repatriation of foreign earnings in its financial statements as of December 30, 2017. We have performed an additional analysis and do not expect a material adjustment, and any adjustment to the provisional amount will be recorded to the current income tax provision during the measurement period which is not expected to be beyond one year from the enactment date.
Our effective income tax rate of 15.1% and 19.9% for the three and nine months ended September 29, 2018, respectively differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation. The decrease in the effective income tax rate of 15.1% for the three months ended September 29, 2018 as compared to 16.6% for the three months ended September 30, 2017 was primarily due to the lower federal statutory tax rate partially offset by decreased tax benefits related to excess stock-based compensation in the three months ended September 29, 2018. The increase in the effective income tax rate of 19.9% for the nine months ended September 29, 2018 as compared to 14.0% for the nine months ended September 30, 2017 was primarily due to decreased tax benefits related to excess stock-based compensation and a charge for estimated taxes associated with a restructuring of the EMEA business during the nine months ended September 29, 2018.

Liquidity and Capital Resources
At September 29, 2018, our principal sources of liquidity were cash and cash equivalents totaling $100.1 million, short-term investments of $35.0 million and accounts receivable of $109.6 million. Our working capital, which represents our total current assets less total current liabilities, was $271.1 million as of September 29, 2018, compared to $322.0 million as of September 30, 2017.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 29, 2018 and September 30, 2017, we spent $25.3 million and $16.6 million, respectively, on capital expenditures.
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
As of September 29, 2018, we held cash, cash equivalents and short-term investments of $135.1 million. Net cash provided by our operations for the nine-month period ended September 29, 2018 was $40.3 million, of which the principal components were our net income of $62.8 million and non-cash charges of $42.7 million, partially offset by changes in working capital. The changes in working capital include an increase in inventory of $54.6 million, a decrease in accounts payable and accrued expenses of $22.6 million and an increase in other assets of $18.4 million, partially offset by a decrease in accounts receivable of $31.9 million, primarily related to timing. As of September 29, 2018, we did not have any borrowings outstanding under our revolving line of credit and had $0.6 million in letters of credit outstanding under our revolving letter of credit facility.
During the nine months ended September 29, 2018, we invested $25.3 million in the purchase of property and equipment, including machinery and tooling for new products. We purchased $6.4 million of marketable securities, while sales and maturities of marketable securities amounted to $10.5 million. In addition, we made strategic investments of $4.1 million and received proceeds from equity investments of $0.9 million.
During the nine months ended September 29, 2018, we completed our previously announced stock repurchase program and repurchased 798,794 shares of common stock for an aggregate purchase price of $50.0 million and received $7.9 million from employee stock plans. Shares issued upon vesting of restricted stock were net of 50,884 shares retained by us to cover employee tax withholdings of $3.5 million.

Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million. As of September 29, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%.
As of September 29, 2018, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities.
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
As of September 29, 2018, we were in compliance with all covenants under the revolving credit facility.

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
As of September 29, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility. The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of September 29, 2018, we were in compliance with all covenants under the revolving letter of credit facility.

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
Off-Balance Sheet Arrangements
As of September 29, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
At September 29, 2018, we had unrestricted cash and cash equivalents of $100.1 million and short-term investments of $35.0 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 29, 2018, all of our cash and cash equivalents were held in demand deposits and money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our revolving line of credit. The advances under the revolving line of credit bear a variable rate of interest determined at the time of the borrowing. At September 29, 2018, we had letters of credit outstanding of $0.6 million under our revolving letter of credit facility.
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
In addition to international business conducted in foreign currencies, we have international revenue denominated in U.S. dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales. At September 29, 2018 and December 30, 2017, we had outstanding cash flow hedges with a total notional value of $43.5 million and $73.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At September 29, 2018 and December 30, 2017, we had outstanding economic hedges with a total notional value of $29.3 million and $36.6 million, respectively.
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
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a ten percent (10%) tariff on certain goods imported from China, which include the majority of those imported by the Company. Effective January 1, 2019, these tariffs will increase to twenty-five percent (25%). These new tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. The implemented and announced tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Mohamad Ali, Director, Colin Angle, CEO, Deborah Ellinger, Director, Andrew Miller, Director, and Michelle Stacy, Director) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 2, 2018	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)