Form 10-K
period 2018-12-29
IROBOT CORP
filed 2019-02-14
CIK 1159167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
None
Indicate by check-mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check-mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $2.0 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 31, 2019, there were 27,796,614 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 29, 2018. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 29, 2018

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
iRobot and its stylized logo, Roomba, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, Braava jet, AeroForce, Better Together, Mirra, vSLAM and Virtual Wall are trademarks of iRobot Corporation.
Overview
iRobot Corporation ("iRobot" or the "Company" or "we") is a leading global consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. The Company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction, and physical solutions. Leveraging this portfolio, iRobot's engineers are building an ecosystem of robots to empower the smart home. For more than 25 years, we have been a pioneer in the robotics and consumer products industries.
Since our founding in 1990, we have developed expertise in the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next-generation and new products, reducing the time, cost and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Over the past seventeen years, we have sold more than 25 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well-established consumer robot business in order to capitalize on the substantial opportunities available to us within consumer markets. 2016 was a pivotal year for iRobot as we exited our non-consumer businesses to focus solely on products for the home. In the second quarter of 2016, we completed the sale of our defense and security business and exited the remote presence business. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to more effectively understand the homes in which they operate.
During 2017, we expanded our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation ("SODC") based in Tokyo, Japan for approximately $16.6 million in cash. On October 2, 2017, we closed the acquisition of our largest European distributor, Robopolis SAS ("Robopolis"), a French company, for a final purchase price, following adjustments for working capital pursuant to the agreement with Robopolis, of $169.4 million in cash, net of acquired cash of $38.0 million. This provided us more direct control of 75% of our global revenue through a direct presence in countries including Austria, Belgium, France, Germany, Japan, the Netherlands, Portugal and Spain.
In 2018, iRobot sold more than $1 billion in consumer robots. The Company capitalized on incremental investments in research and development made and introduced new products in 2018. In the third quarter of 2018, iRobot introduced the Roomba i7 and i7+ in the U.S., robot vacuums that remember a home's floor plan and clean specific rooms by name. Ushering in a new era of consumer robots, the Roomba i7+ allows customers to clean specific rooms in the home. Using Imprint™ Smart Mapping, the Roomba i7+ learns the home's floor plan, giving customers total control to choose which rooms to clean and when. When the Roomba i7+ robot vacuum is finished cleaning, it empties its own dust bin into the Clean Base™, which holds 30 bins of dirt, allowing customers to forget about vacuuming for weeks at a time.
The Roomba i7 and i7+ further extend our product ecosystem, bringing a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home's floor plan. In the third quarter of 2018, we also introduced the Roomba e5 in the U.S., a highly-featured product at a more accessible price, to our lineup. In the fourth quarter of 2018, we also introduced the Roomba e5 in markets outside of the U.S. in advance of the holiday season.

Our total revenue for 2018 was $1,092.6 million, which represents a 23.6% increase from 2017 revenue of $883.9 million. Domestic revenue grew $108.4 million, primarily as a result of strong sales of the Roomba 900 and 600 series robots, as well as the significant investments in advertising media and national promotions. International revenue grew by $100.2 million in 2018 with increases in most markets.
Our financial performance in 2019 will be driven by our continued focus as a leading global consumer robots company. Our strategy is to maintain Roomba’s leadership in the robotic vacuum cleaner segment while positioning the Company as a strategic player in the emerging smart home. We expect growth to be driven by:

•	deeper household penetration of Roomba globally;

•	broader roll out of the Roomba i7 and i7+ which were launched in the U.S. in 2018;

•	continued investment in innovation to extend our technology and product leadership;

•	further adoption of Braava products through targeted marketing programs; and

•	introduction of additional new products mid-year in 2019.
Strategy
In 2002, iRobot created the home robot cleaning category with the introduction of its Roomba vacuuming robot. Today, we are a global enterprise that has sold more than 25 million consumer robots worldwide. iRobot’s success in driving adoption of connected Roomba robots has created a unique opportunity to extend consumer value in the home and expand our business. Our long-term strategy is to increase the penetration of our products in existing markets, expand current products into new markets, and develop and launch new products into current and new markets. We estimate household penetration of iRobot products to be 11% in the U.S. and in the single digits globally. We believe that the current trend towards smart home and product integration provides us with a significant opportunity for product revenue growth. As our customer base grows, iRobot plans to create an ecosystem of connected robots designed to integrate with other devices. This ecosystem will create greater possibilities for new features and capacities and empower the smart home.
Global expansion is a key component of our strategy. Our relentless pursuit of product leadership, through targeted investment in key technologies and capabilities, coupled with our investments in furthering our global brand and targeted marketing initiatives, allows us to continue to maintain our leadership position in the robotic vacuum cleaner segment despite increasing competition. Our acquisitions of distributors in Japan and Europe furthered this strategic objective.
To successfully execute our 2019 plan and drive revenue diversification and significant revenue growth beyond 2019, we plan to continue to make investments in our business during the year. These investments are expected to help iRobot achieve the following goals:

•	Continue to strengthen our marketing capabilities globally and accelerate worldwide consumer adoption of Roomba to maintain our market-leading position in robotic vacuum cleaners;

•	Continue to develop our wet floor care business to generate a material, secondary revenue stream;

•
Launch iRobot Terra, an autonomous robotic lawn mower that will re-invent the robotic lawnmower category with state-of-the-art mapping and navigation technology. In 2019, iRobot plans to make Terra available for purchase in limited quantities in Germany and for beta testing in the U.S.;

•	Scale our infrastructure to support global operations and connected products;

•	Explore, develop and grow adjacent non-floor care consumer robot products that can generate meaningful diversified revenue streams; and

•	Make continued operational improvements that can reduce product and operating costs.
Key pillars of our strategy include:
Technology: As a leading global consumer robotics company, iRobot must develop and maintain best-in-class technology in the areas of cleaning, mapping and navigation. In 2019, iRobot plans to take steps towards expanding its product lines with new products that will deliver innovative solutions to improve cleaning performance, efficiency and ease-of-use. Mapping and navigation continues to be the core focus for iRobot. Consumer robots that can map and are spatially aware create a unique and differentiating opportunity to grow consumer value.
Brand: iRobot enjoys consistently high brand awareness and high purchase intent in major markets around the world. Along with high awareness, consumers consider the iRobot brand and our products to be premium, innovative and of high quality. These favorable impressions come as a result of the millions of consumers around the world who own iRobot products and an even greater number who are aware of the brand through advertising and the positive word-of-mouth from existing owners.

Portfolio: Our strategy includes building a portfolio of investments, including physical platforms, digital and data capabilities, to diversify across domestic and foreign markets and delivering a steady progression of innovation and growth over time. To achieve this, we plan to focus on developing digital, data and physical products that continue to leverage connectivity and spatial intelligence to deliver meaningful benefits to users. In 2018, we launched Roomba i7 and i7+, introducing Imprint™ Smart Mapping, a smart mapping technology that allows users to control which rooms are cleaned and when. This new intelligence platform enables rapid-paced innovation to continuously deliver new intelligence-based features sets to iRobot consumers. The initial set of features enables the connected robots to communicate with consumers to help optimize their personal cleaning experience. The intelligence platform is focused on personalization, learning and prediction. Customers can now be informed when specific maintenance is needed, make suggestions on personalized cleaning schedules and optimize charging.
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
Technology
In 2016, iRobot narrowed its focus to the consumer market and made increased, but disciplined investments in advancing mapping and navigation, and user interaction including cloud and app development and cleaning efficacy. From the launch of Braava jet, to the introduction of a lower cost Visual Simultaneous Localization and Mapping, or vSLAM, solution in Roomba 960, these strategic investments in technology had an immediate impact on product diversification, performance and market expansion. In 2017, we introduced two new connected products to the product portfolio bringing the advantages of cloud connectivity to more consumers. With the iRobot HOME App, we also delivered our robots’ maps directly to our customers through the launch of post-mission cleaning maps. In 2018, we introduced three new connected products including a new intelligence platform with the ability to learn, map and adapt to a home’s floor plan, as well as empty its own dust bin into the Clean Base. We believe the improved performance of our connected robots, and the data sourced from our maps, will accelerate new product development and digital partnerships for the smart home.
We plan to continue to leverage opportunities, enabled by our growing connected product portfolio, to invest in developing technologies and interfaces for our products to provide a convenient and personalized user experience. At the foundation of our effort to drive enhanced user experience has been the deployment of our new connectivity and cloud infrastructure through AWS. We made this investment to enable us to scale our connected products globally, with increased access to valuable cloud services and applications to support future product features, and to integrate with other devices in the smart home. iRobot plans to continue to identify additional ways to advance the smart home experience by enabling a broader understanding of the home’s space, enabled through Roomba’s spatial awareness of the home.
From robotic vacuum cleaning to mopping and lawn care, we are dedicated to developing market-leading solutions that provide compelling value to customers worldwide. From our customers' perspective, the core value of our robots is the ability to efficiently and effectively perform a physical mission - the task for which that robot was initially purchased. In addition, we focus on features that allow the robots to perform longer, without consumer interaction. Our goal is to deliver maximum autonomy and effectiveness of the mission.
Products
We sell various products that are designed for use in and around the home. Our current consumer products are focused on both indoor and outdoor cleaning applications. We believe our consumer products provide value to our customers by delivering a better way to clean and by freeing people from repetitive home cleaning tasks. To ensure the continued acceptance of our robots, we will continue to invest in technology necessary to further improve their capabilities.
The opportunity for robots working together to accomplish multiple tasks with little intervention from the user is expected to be a significant step forward. Consumers can already use third party integration software to operate Roomba. We believe the mapping and spatial awareness capabilities of our consumer robots will play an important role in allowing other smart devices in the home to more seamlessly work together and advance the next-generation smart home.
We currently offer multiple Roomba floor vacuuming robots at varying price points ranging from approximately $299 to $1,099 based upon features and performance characteristics. Roomba's design allows it to clean under toe kicks, beds and other furniture, resulting in cleaner floors since the Roomba can access more of the floor than standard upright vacuum cleaners. In addition, Roomba eliminates the need to manually vacuum for many users - it cleans automatically upon the push of a button or through scheduling.
In 2018, we launched several new robotic vacuum cleaners:

•	Roomba i7 brings a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home’s floor plan;

•
Roomba i7+ includes all the features of i7 plus the ability for the robot to empty its own bin into the Clean Base with Automatic Dirt Disposal. This brings a level of automation that allows users to forget about vacuuming for weeks at a time; and

•	Roomba e5 is an affordable, highly-featured product which includes WiFi connectivity, intelligent navigation with Dirt Detect technologies and iRobot’s dual multi-surface rubber brushes.
In addition to the newly launched products, we continue to offer an assortment of other robotic vacuum cleaner offerings. Roomba 900 series robots help keep floors cleaner throughout the entire home with intelligent visual navigation and iRobot HOME App control with wireless connectivity. The Roomba 800 series robots offer our AEROForce technology which incorporates brushless, counter-rotating extractors that amplify suction for superior performance over bristle brushes, while requiring less maintenance than previous Roomba models. The Roomba 600 series robots offer a three-stage cleaning system which thoroughly vacuums every section of the floor multiple times, as well as an improved brush design enabling the robot to better handle fibers like hair, pet fur, lint and carpet fuzz.
We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard-surface floors. These robots provide a different cleaning approach than our Roomba products. The Braava robots, priced at $199 and $299, automatically dust and damp mop hard-surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths, and include a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp. Braava jet works with Braava jet Cleaning Pads to tackle a range of hard-floor cleaning jobs, from wet mopping and damp sweeping to simple dusting.
Our Mirra Pool Cleaning Robot is used to clean residential pools and removes debris as small as two microns from pool floors, walls and stairs. Mirra is brought to market under the iRobot brand through a relationship with Aquatron, Inc., which develops and manufactures the pool cleaning robots.
In 2019, we plan to capitalize on the incremental investments we made in 2017 and 2018 with the introduction of Terra, and additional new products midyear 2019. In January 2019, we announced Terra, an autonomous robotic lawn mower that we believe will revolutionize the robotic lawnmower category with state-of-the-art mapping and navigation technology. Terra mows like people do, intelligently navigating the yard and cutting efficiently in systematic rows. We plan to make Terra available in limited quantities for purchase in Germany and for beta testing in the U.S. in 2019.
Strategic Alliances
In addition to our internal technology development, we leverage relevant robotic technologies through licensing, acquisitions, venture investments and/or other partnerships. These strategic alliances are an important part of our product development, advanced research and distribution strategies. We rely on strategic alliances to provide technology and complementary product offerings to drive market adoption of our robotic products.
We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology. This includes expanded collaborations with other smart home technologies that may leverage spatial understanding from our products to provide end users with a more intuitive and personalized smart home experience.
Sales and Distribution Channels
We sell our consumer products through distributor and retail sales channels, as well as our online store. For the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, sales to non-U.S. customers accounted for 48.7%, 48.8%, and 51.2% of total revenue, respectively. For the fiscal years ended December 29, 2018 and December 30, 2017, the Company generated 17.3% and 13.5% of total revenue from one of its retailers (Amazon), respectively. For the fiscal year ended December 31, 2016, the Company generated 12.9%, 12.3% and 10.4% of total revenue from SODC, Robopolis, and Amazon, respectively. In April 2017, the Company acquired the iRobot-related distribution business of SODC, and in October 2017, the Company acquired Robopolis.
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

Our retail and distributor networks are our primary distribution channels for our products. We have established valuable databases and customer lists that allow us to target directly those consumers most likely to purchase a new robot or upgrade. With Wi-Fi connectivity implemented across Roomba 690 and higher models, iRobot can more directly provide customer support via the iRobot HOME App. In addition, connectivity enables us to provide direct marketing material and push new features/fixes to robots in the field. We believe we maintain a close connection with our customers in each of our markets, which provides an enhanced position from which to improve our distribution and product offerings.
Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Because of the connected nature of our new robot technology, our customer service representatives are able to access robot information remotely to identify issues and behaviors relevant in troubleshooting and address customer questions and concerns.
Marketing and Brand
We market our consumer robots to end-user customers through our extensive network of retail partners with the support of our sales and marketing teams as well as in collaborations with in-country distributors. In addition, we sell directly to consumers through iRobot's e-commerce channels around the world. For consumers seeking information about our products, the iRobot website showcases our brand, allows consumers to learn more about our Roomba and Braava products, including the latest product innovations, and enables direct-to-consumer sales. The website also plays an important after-sales role for owners seeking spare parts and accessories, as well as a location for useful FAQ’s and trouble-shooting solutions.
Our marketing strategy is to drive consumer awareness and interest in Roomba robot vacuums and Braava robot mops. Our sales and marketing expenses represented 19.3%, 18.3% and 17.4% of our total revenue in 2018, 2017 and 2016, respectively. We expect to continue to invest in national advertising, consumer and industry trade shows, direct marketing and public relations to further build brand awareness.
In 2017, iRobot launched our first ever Braava national television advertising campaign in the U.S., and category revenue grew 65% in 2017 over full-year 2016. In 2018, the momentum generated by this campaign continued driving U.S. revenue growth. We have built a trusted, recognized brand by providing high-quality robots. Customer word-of-mouth has been a significant driver of our brand's success to date. iRobot owner loyalty encourages repurchase, and positive customer experiences inspire others to adopt our products. Our marketing, public relations and consumer service efforts fuel this word-of-mouth momentum.
In April 2017, we acquired SODC, launching four new iRobot offices in Japan. In October 2017, we acquired our largest European distributor, Robopolis, launching new iRobot offices in seven countries, including Austria, Belgium, France, Germany, Netherlands, Portugal and Spain. These acquisitions afford us greater control and consistency in our approach to all market activities including sales, marketing, branding, channel relationships and customer service.
Manufacturing
Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of our robots, we can focus our engineering expertise on the design of robots and associated technologies.
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
We outsource the manufacturing of our consumer products to three contract manufacturers, each of which manufactures our robots at a single plant in Southern China. In addition, one of our contract manufactures plans to begin partial production outside of China beginning in 2019. Our production processes give us the capacity to produce up to 20,000 robots a day, helping us to meet demand for peak seasons.
Under our agreements with our contract manufacturers, manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends and analysis from our sales and product management functions.

Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhancements to and applications for our existing products. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, our research and development expenses were $140.6 million, $113.1 million and $79.8 million, or 12.9%, 12.8% and 12.1% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects. Our research and development efforts are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. A number of established companies have developed or are developing robots that will compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our competitors include consumer electronics companies such as Samsung, LG, Xiaomi, Cecotec and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover; and firms primarily focused on robotic cleaning such as Ecovacs and iLife.
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
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the U.S. and a number of foreign countries. The Company currently holds a significant number of patents and has filed numerous additional patent applications. As of December 29, 2018, we held 460 U.S. patents, more than 800 foreign patents, additional design registrations, and more than 500 patent applications pending worldwide. While our U.S. patents will begin to expire in 2022, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, NorthStar, Create, iAdapt, Aware, Home Base, Looj, Braava, Braava jet, AeroForce, Better Together, Mirra, vSLAM and Virtual Wall. Our marks iRobot, Roomba, Braava, Braava jet, Virtual Wall, and certain other trademarks, have also been registered in selected foreign countries.
Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. Some of our competitors seek to compete primarily through aggressive pricing and low-cost structures while infringing on our intellectual property. In 2017, we initiated a multi-party litigation at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement. In November 2018, the ITC issued a Notice of Final Determination confirming that U.S. Patent No. 9,038,233 is valid and infringed, and that the infringing products for bObsweep, Inc., bObsweep USA, Hoover, and

Shenzhen Silver Star Intelligent Technology Co., Ltd. should be barred from importation into the United States. Prior to the issuance of the Final Determination, iRobot entered into confidential settlements with Shenzhen Zhiyi Technology Co. Ltd. d/b/a iLife, Micro-Star International, Black & Decker, and Matsutek. There is no guarantee that we will prevail on other patent infringement claims against third parties. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our products do not infringe patents held by others or that they will not in the future. We have received in the past communications from third parties relating to technologies used in our various robot products that have alleged infringement of patents or violation of other intellectual property rights. Some of these allegations have resulted in actions filed against iRobot in foreign jurisdictions. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not infringe the patents in question or otherwise violate those parties' rights. Where an action has been filed, we will defend iRobot against the allegations. We cannot assure you that we will not receive further correspondence from these parties, not be subject to additional allegations of infringement from others, and cannot assure you that iRobot will prevail in any ongoing or subsequently filed actions. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. In 2018, 2017 and 2016, our second-half consumer product revenue represented 59.4%, 60.2% and 57.5% of our annual consumer product revenue, respectively. We have also experienced higher selling and marketing expenses in the second half of the year compared to the first half of the year due to increase marketing campaigns to support seasonal holiday demand. In 2018, 2017 and 2016, our second-half selling and marketing expense represented 63.3%, 61.3% and 57.4% of our annual selling and marketing expense, respectively.
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
The laws in each of these areas - in particular those related to data privacy - are continually changing and evolving in unpredictable ways. New laws and regulations in any of these areas, as well as compliance with these laws (and their derivatives) may have an adverse effect on our business. If we fail to comply with these laws, we may be subject to significant liabilities and other penalties.
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
Employees
As of December 29, 2018, we had 1,032 full-time employees. Approximately 31% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. We believe that we have a good relationship with our employees.
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Austria, Belgium, China, France, Germany, Hong Kong, Japan, Netherlands, Portugal, Spain, and the United Kingdom. We also maintain iRobot Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our website address is www.irobot.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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
We primarily derive our revenue from consumer robot sales. For the foreseeable future, we expect that our revenue will be derived solely from sales of consumer robots in general, and home floor care products in particular. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and to develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involves time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
A number of companies have developed or are developing robots that will compete directly with our product offerings. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which may further drive down the average selling price in the marketplace for floor cleaning products. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete in some cases with providers of traditional vacuum cleaners.
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
We currently depend largely on several single source contract manufacturers for the manufacture of certain of our products. All contract manufacturers for our current robots are currently located in China. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
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
Our latest Roomba products, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and it is expected that China will do so as well. If China or another country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
Acquisitions and potential future acquisitions may be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
As part of our business strategy, we have recently acquired, and we intend to continue to consider additional acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, in April 2017, we acquired the iRobot-related distribution business of Sales On Demand Corporation ("SODC"), a privately-held corporation based in Tokyo, Japan, and in October 2017, we acquired Robopolis SAS ("Robopolis"), a privately-held corporation distributing iRobot products from offices in seven European countries.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, in 2017 we initiated a multi-party litigation at the U.S. International Trade Commission as well as in federal district court in Massachusetts based on claims of patent infringement. In November 2018, the ITC issued a Notice of Final Determination confirming that U.S. Patent No. 9,038,233 is valid and infringed, and that the infringing products for bObsweep, Inc., bObsweep USA, Hoover, and Shenzhen Silver Star Intelligent Technology Co., Ltd. should be barred from importation into the United States. Prior to the issuance of the Final Determination, iRobot entered into confidential settlements with Shenzhen Zhiyi Technology Co. Ltd. d/b/a iLife, Micro-Star International, Black & Decker, and Matsutek. There is no guarantee that we will prevail on other patent infringement claims against third parties. We may be required to expend significant resources to monitor and protect our intellectual property rights. In addition, any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we were to prevail.

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
In addition, we incorporate open source software into our products, and we may continue to incorporate open source software into our products in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.
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
Because we are an increasingly global business that in the years ended December 29, 2018, December 30, 2017 and December 31, 2016 generated approximately 48.7%, 48.8% and 51.2%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These risks are magnified with our expanding global presence as a result of our recent acquisitions of SODC and Robopolis. These foreign currency fluctuations may make our products more expensive to our distributors, which in turn may impact sales directly or the ability or willingness of our distribution partners to invest in growing product demand.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Far East markets, and Canada, particularly following our acquisitions of SODC and Robopolis. For the fiscal years ended December 29, 2018, December 30, 2017 and, December 31, 2016, sales to non-U.S. customers accounted for 48.7%, 48.8% and 51.2% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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
Moreover, the United Kingdom ("UK") held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union ("EU"). Due to the unprecedented nature of the proposed withdrawal, significant uncertainty exists surrounding the timing and terms of the proposed exit, and negotiations remain ongoing to determine the future terms of the UK’s relationship with the EU. We have operations in the UK and business activities in several EU member states whose currencies, namely British Pound Sterling and Euro, economies, taxation, and trade regulation, among other factors, could be adversely impacted by the negotiations and outcomes of the UK’s leaving the EU, which is likely to be a lengthy and complicated process.  While we do not anticipate near term adverse effects on business operations, these events could have a material adverse effect on our business operations, results of operations and financial condition over time.
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
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a 10% tariff on certain goods imported from China, which include the majority of those imported by the Company. Effective March 2, 2019, these tariffs will increase to 25%. These new tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. The implemented and announced tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
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
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, sales and marketing expenses were $210.4 million, $162.1 million and $115.1 million, respectively, representing approximately 19.3%, 18.3%, and 17.4% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our credit facility, will be sufficient to meet our current and anticipated needs for general corporate purposes. We operate in an emerging technology market, however, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. In such cases we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our credit facility may be limited by the restrictive financial covenants contained in that agreement, which require us to maintain profitability.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 240,000 square feet. This lease expires on April 30, 2030. We also lease smaller facilities around the world. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of January 31, 2019, there were approximately 27,796,614 shares of our common stock outstanding held by approximately 152 stockholders of record.
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

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	December 27, 2014
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Total revenue	$1,092,584	$883,911	$660,604	$616,778	$556,846
Gross profit	555,428	433,159	319,315	288,926	258,055
Operating income	105,822	72,690	57,557	60,618	53,117
Income tax expense	20,630	25,402	19,422	18,841	14,606
Net income	87,992	50,964	41,939	44,130	37,803
Net Income Per Share:
Basic	$3.18	$1.85	$1.51	$1.49	$1.28
Diluted	$3.07	$1.77	$1.48	$1.47	$1.25
Shares Used In Per Share Calculations:
Basic	27,692	27,611	27,698	29,550	29,485
Diluted	28,640	28,753	28,292	30,107	30,210
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,373	$128,635	$214,523	$179,915	$185,957
Short term investments	31,605	37,225	39,930	33,124	36,166
Total assets	766,961	691,522	507,912	521,743	493,213
Total liabilities	231,639	221,195	118,956	104,332	102,777
Total stockholders’ equity	535,322	470,327	388,956	417,411	390,436

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. The Company's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction, and physical solutions. Leveraging this portfolio, iRobot's engineers are building an ecosystem of robots to empower the smart home. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
Over the past seventeen years, we have sold more than 25 million consumer robots worldwide. During 2016, we took several steps to become more focused on our well-established consumer robot business in order to capitalize on the substantial opportunities available to us within consumer markets. 2016 was a pivotal year for iRobot as we exited our non-consumer businesses to focus solely on products for the home. In the second quarter of 2016, we completed the sale of our defense and security business and exited the remote presence business. These actions were taken to solidify our position as the leader in diversified consumer robots and to focus on key technologies, with an emphasis on software, that allow our robots to more effectively understand the homes in which they operate.
During 2017, we expanded our global operations with the acquisition of two of our major distributors in Japan and Europe. On April 3, 2017, we closed the acquisition of the iRobot-related distribution business of Sales On Demand Corporation ("SODC") based in Tokyo, Japan for approximately $16.6 million in cash. On October 2, 2017, we closed the acquisition of our largest European distributor, Robopolis SAS ("Robopolis"), a French company, for a final purchase price, following adjustments for working capital pursuant to the agreement with Robopolis, of $169.4 million in cash, net of acquired cash of $38.0 million. This provided us more direct control of 75% of our global revenue through a direct presence in countries including Austria, Belgium, France, Germany, Japan, the Netherlands, Portugal and Spain.
In 2017, we launched Roomba 690 and 890, extending Wi-Fi connectivity to the entire Roomba line. In addition, we launched several connected product features, including push notifications, Clean Map Reports and integrations with Amazon Alexa, Google Assistant and IFTTT platform technology.
In 2018, iRobot sold more than $1 billion in consumer robots. The Company capitalized on incremental investments in research and development made and introduced new products in 2018. In the third quarter of 2018, iRobot introduced the Roomba i7 and i7+ in the U.S., robot vacuums that remember a home's floor plan and clean specific rooms by name. The Roomba i7+ allows customers to clean specific rooms in the home. Using Imprint™ Smart Mapping, the Roomba i7+ learns the home's floor plan, giving customers total control to choose which rooms to clean and when. When the Roomba i7+ robot vacuum is finished cleaning, it empties its own dust bin into the Clean Base™, which holds 30 bins of dirt.

The Roomba i7 and i7+ further extend our product ecosystem, bringing a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home's floor plan. In the third quarter of 2018, the Company also introduced the Roomba e5 in the U.S., a highly-featured product at a more accessible price, to our lineup. In the fourth quarter of 2018, we also introduced the Roomba e5 in markets outside of the U.S. in advance of the holiday season.
As of December 29, 2018, we had 1,032 full-time employees. We have developed expertise in the disciplines necessary to design and build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next generation and new products, reducing the time, cost and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of future challenges. We believe the most significant of these include increasing competition and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
Our total revenue for 2018 was $1,092.6 million, which represents a 23.6% increase from 2017 revenue of $883.9 million. Domestic revenue grew $108.4 million, primarily as a result of strong sales of the Roomba 900 and 600 series robots, as well as the significant investments in advertising media and national promotions. International revenue grew by $100.2 million in 2018 with increases in most markets.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs; valuation of goodwill and acquired intangible assets; valuation of financial instruments; accounting for business combinations; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates.
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
Revenue Recognition
We primarily derive our revenue from product sales. We sell products directly to consumers through on-line stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
Our product portfolio includes various consumer robots, many of which are Wi-Fi connected. The consumer robots are generally highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, an app, cloud services and potential future unspecified software upgrades. We have determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Under the previous revenue accounting standard, revenue allocated to the app and future unspecified software upgrades was deferred and recognized on a straight-line basis over the expected life of the connected robot.
Upon the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers," ("ASC 606") as of the beginning of fiscal year 2018, we concluded that, on a quantitative and qualitative basis, the Cloud Services did not constitute a material performance obligation for the then existing products and, as such, these services were not considered a separate performance obligation that required allocation of transaction price.
During the third quarter of 2018, we launched Roomba i7 and i7+ which have the ability to learn, map and adapt to a home's floor plan. We have concluded that the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects our best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided.
Our products generally carry a one-year limited warranty that promises customers that delivered products are as specified. We do not consider these assurance-type warranties as a separate performance obligation and therefore, we account for such warranties under ASC 460, "Guarantees."
We provide limited rights of returns for direct-to-consumer sales generated through our on-line stores as well as certain resellers and distributors. In addition, we may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as our historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates, and the actual amounts of consideration ultimately received may differ from our estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of December 29, 2018, we had reserves for product returns of $53.9 million and other credits and incentives of $97.7 million. As of December 30, 2017, we had reserves for product returns of $42.7 million and other credits and incentives of $61.4 million.
Business Combinations
We account for transactions that represent business combinations under the acquisition method of accounting. We allocate the total consideration paid for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use. While we use best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which is generally one year from the acquisition date, any adjustment to the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out ("FIFO") method. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.
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
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) annually during our fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
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
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill or other long-lived assets during fiscal 2018, 2017 and 2016.
Stock-Based Compensation
We account for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value of employee stock options is estimated at the grant date using the Black-Scholes option-pricing model. The fair value for time-based restricted stock units and performance-based restricted stock units is based on the closing share price of our common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. We recognize stock-based compensation as an expense on a straight-line basis, over the requisite service period. We account for forfeitures as they occur, rather than applying an estimated forfeiture rate, following our adoption of ASU No. 2016-09 in the first quarter of 2017.
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. We regularly review the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of December 29, 2018, December 30, 2017 and December 31, 2016, we recorded a valuation allowance of $1.1 million, $0.8 million and $0.0 million, respectively, for certain foreign deferred tax assets for which we believe do not meet the "more likely than not" criteria for recognition.
We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Effective for our 2018 tax year, the Act reduces the statutory federal corporate tax rate from 35% to 21% and implements certain additional provisions including the Global Intangible Low-Taxed Income ("GILTI") inclusion and the Foreign Derived Intangible Income ("FDII") deduction. Upon the enactment of the Act in December 2017, we recorded a one-time provisional income tax provision of $11.9 million in the fourth quarter of 2017 which included a provisional amount of $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, during the fourth quarter of 2018, we finalized our analysis of the income tax effects of the Act and determined no material adjustments to the provisional amounts recorded were required.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue	$1,092,584	$883,911	$660,604
Cost of revenue:
Cost of product revenue	518,612	438,114	337,832
Amortization of acquired intangible assets	18,544	12,638	3,457
Total cost of revenue	537,156	450,752	341,289
Gross profit	555,428	433,159	319,315
Operating expenses:
Research and development	140,629	113,149	79,805
Selling and marketing	210,411	162,110	115,125
General and administrative	97,501	84,771	66,828
Amortization of acquired intangible assets	1,065	439	—
Total operating expenses	449,606	360,469	261,758
Operating income	105,822	72,690	57,557
Other income, net	2,800	3,676	3,804
Income before income taxes	108,622	76,366	61,361
Income tax expense	20,630	25,402	19,422
Net income	$87,992	$50,964	$41,939

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	47.5	49.6	51.1
Amortization of acquired intangible assets	1.7	1.4	0.6
Total cost of revenue	49.2	51.0	51.7
Gross margin	50.8	49.0	48.3
Operating expenses:
Research and development	12.9	12.8	12.1
Selling and marketing	19.3	18.3	17.4
General and administrative	8.9	9.6	10.1
Amortization of acquired intangible assets	0.1	0.1	—
Total operating expenses	41.2	40.8	39.6
Operating income	9.6	8.2	8.7
Other income, net	0.3	0.5	0.5
Income before income taxes	9.9	8.7	9.2
Income tax expense	1.9	2.9	2.9
Net income	8.0%	5.8%	6.3%

Comparison of Years Ended December 29, 2018, December 30, 2017 and December 31, 2016
Revenue
We primarily derive our revenue from product sales. We sell products directly to consumers through on-line stores and indirectly through resellers and distributors. We recognize revenue upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects total consideration, net of estimated returns and allowances.
The following table shows revenue for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Revenue	$1,092,584	$883,911	$660,604	$208,673	$223,307
Year ended December 29, 2018 as compared to the year ended December 30, 2017
Revenue increased 23.6% to $1,092.6 million in fiscal 2018 from $883.9 million in fiscal 2017. The $208.7 million increase in revenue was driven by a 21.6% increase in units shipped, primarily related to growth of sales of our Roomba 900 and 600 series robots, and a 6.5% increase in average selling price, partially due to the acquisition of Robopolis. Total robots shipped in fiscal 2018 were approximately 4.5 million units compared to approximately 3.7 million units in fiscal 2017. In fiscal 2018, domestic revenue increased $108.4 million, or 24.0%, and international revenue increased $100.2 million, or 23.2%, compared to fiscal 2017. Although the impact of the recent increases to tariffs on certain goods imported from China was not material for the year ended December 29, 2018, demand for our robots in 2019 could be adversely affected by these tariffs, including as a result of any tariff-related price increases we may implement.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Revenue increased 33.8% to $883.9 million in fiscal 2017 from $660.6 million in fiscal 2016. Revenue increased approximately $227.8 million, or 34.7%, in our consumer business while revenue decreased $3.1 million in our defense and security business as a result of the sale of our defense and security business unit in April 2016. The $227.8 million increase in revenue from our consumer business was driven by a 25.7% increase in units shipped and a 10.8% increase in average selling price. In fiscal 2017, domestic consumer revenue increased $133.2 million, or 41.8%, and international consumer revenue increased $94.6 million, or 28.1%, compared to fiscal 2016. Total consumer robots shipped in fiscal 2017 were approximately 3.7 million units compared to approximately 2.9 million units in fiscal 2016.
Cost of Product Revenue
Cost of product revenue includes the cost of materials, labor and overhead costs that go into the manufacture of our products. Overhead primarily includes costs such as freight, import duties, depreciation, warranty, tools and quality assurance costs. Material costs, which are our most significant cost items, can fluctuate materially on a periodic basis, although many components have been historically stable. There can be no assurance that our costs of materials will not increase. Contract manufacturer labor costs also comprise a significant portion of our cost of materials. We outsource the manufacture of our robots to contract manufacturers in Southern China. While labor costs in China traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have been increasing for the last few years. In addition, fluctuations in currency exchange rates could increase the cost of labor. Consequently, the labor costs for our robots could increase in the future.
The following table shows cost of product revenue for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Cost of product revenue	$518,612	$438,114	$337,832	$80,498	$100,282
As a percentage of total revenue	47.5%	49.6%	51.1%
Year ended December 29, 2018 as compared to the year ended December 30, 2017
Cost of product revenue increased $80.5 million, or 18.4% to $518.6 million in fiscal 2018, compared to $438.1 million in fiscal 2017. The increase is primarily due to the 23.6% increase in revenue, partially offset by improvements in product cost. Although the impact of the recent increases to tariffs on certain goods imported from China was not material for the year ended December 29, 2018, our cost of product revenue could materially increase in 2019 as a result of these tariffs and adversely impact our results of operations.

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
Gross Profit
Our gross profit as a percentage of revenue, referred to as our gross margin, varies according to the mix of products sold, total sales volume, the level of defective product returns, and levels of other product costs such as warranty, scrap, re-work and overhead.
The following table shows gross profit for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Gross profit	$555,428	$433,159	$319,315	$122,269	$113,844
Gross margin	50.8%	49.0%	48.3%
Year ended December 29, 2018 as compared to the year ended December 30, 2017
Gross profit increased $122.3 million, or 28.2%, to $555.4 million (50.8% of revenue) in fiscal 2018 from $433.2 million (49.0% of revenue) in fiscal 2017. The increase in gross margin was primarily driven by favorable product and region mix as well as the increase in average selling price resulting from our acquisition of Robopolis. Although the impact of the recent increases to tariffs on certain goods imported from China was not material for the year ended December 29, 2018, our cost of product revenue could materially increase, and accordingly, our gross margin could materially decrease, in 2019 as a result of these tariffs, and adversely impact our results of operations.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Gross profit increased $113.8 million, or 35.7%, to $433.2 million (49.0% of revenue) in fiscal 2017 from $319.3 million (48.3% of revenue) in fiscal 2016.  The increase in gross margin was primarily driven by favorable product and region mix, partially offset by an increase in promotional support to our customers as well as the impact from our acquisitions of the iRobot-related distribution business of SODC in April 2017 and Robopolis in October 2017.
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
The following table shows research and development costs for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Research and development	$140,629	$113,149	$79,805	$27,480	33,344
As a percentage of total revenue	12.9%	12.8%	12.1%

Year ended December 29, 2018 as compared to the year ended December 30, 2017
Research and development expenses increased $27.5 million, or 24.3%, to $140.6 million (12.9% of revenue) in fiscal 2018 from $113.1 million (12.8% of revenue) in fiscal 2017. This increase is attributable to increased efforts in product development and continued product enhancements. These investments enabled us to launch new products including Roomba i7, i7+ and e5 during 2018, and we anticipate these investments will enable us to launch Terra and other new products in 2019. During 2018, people and program related costs increased $15.0 million and $11.5 million, respectively, compared to fiscal 2017.
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
We anticipate that in 2019, selling and marketing expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue in the foreseeable future as we launch new products and continue to build awareness of our products.
The following table shows selling and marketing costs for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Selling and marketing	$210,411	$162,110	$115,125	$48,301	46,985
As a percentage of total revenue	19.3%	18.3%	17.4%
Year ended December 29, 2018 as compared to the year ended December 30, 2017
Selling and marketing expenses increased by $48.3 million, or 29.8%, to $210.4 million (19.3% of revenue) in fiscal 2018 from $162.1 million (18.3% of revenue) in fiscal 2017. This increase is primarily attributable to marketing investments of $35.1 million to support our continued global marketing and branding efforts and higher people-related costs of $13.3 million including additional headcount related to our acquisitions of SODC and Robopolis in 2017.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Selling and marketing expenses increased by $47.0 million, or 40.8%, to $162.1 million (18.3% of revenue) in fiscal 2017 from $115.1 million (17.4% of revenue) in fiscal 2016. This increase is primarily attributable to increases of $35.3 million in investments in advertising media, national promotions and other selling and marketing costs incurred to support our continued global marketing and branding efforts and approximately $8.7 million in people-related costs including additional headcount related to our acquisitions of SODC and Robopolis.
General and Administrative
Our general and administrative expenses consist primarily of:

•	salaries and related costs for executives and administrative personnel;

•	professional services costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

The following table shows general and administrative costs for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
General and administrative	$97,501	$84,771	$66,828	$12,730	17,943
As a percentage of total revenue	8.9%	9.6%	10.1%
Year ended December 29, 2018 as compared to the year ended December 30, 2017
General and administrative expenses increased by $12.7 million, or 15.0%, to $97.5 million (8.9% of revenue) in fiscal 2018 from $84.8 million (9.6% of revenue) in fiscal 2017. This increase is primarily attributable to an increase of $8.6 million in people-related costs including additional headcount related to our acquisitions of SODC and Robopolis in 2017 and $2.4 million related to investments in enterprise hardware and software maintenance, support and services.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
General and administrative expenses increased by $17.9 million, or 26.8%, to $84.8 million (9.6% of revenue) in fiscal 2017 from $66.8 million (10.1% of revenue) in fiscal 2016. This increase is primarily attributable to an increase of $7.6 million in legal and consulting costs mainly driven by acquisition expense and litigation expense where we continued to defend and protect our intellectual property, as well as increases of $7.0 million in people-related costs including additional headcount related to our acquisitions of SODC and Robopolis and $1.2 million related to investments in enterprise hardware and software maintenance, support and services.
Amortization of Acquired Intangible Assets
Amortization of acquired technology and reacquired distribution rights are recorded within cost of revenue whereas the amortization of acquired customer relationships, non-compete agreements and tradenames are recorded within operating expenses. All acquired intangible assets, with the exception of the reacquired distribution rights, which are being amortized on an accelerated basis, are being amortized on a straight-line basis, which is consistent when the pattern in which the economic benefits are being utilized.
The following table shows total amortization expense for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Cost of revenue	$18,544	$12,638	$3,457	$5,906	9,181
Operating expense	1,065	439	—	626	439
Total amortization expense	19,609	13,077	3,457	6,532	9,620
As a percentage of total revenue	1.8%	1.5%	0.5%

The increase in amortization of acquired intangible assets during fiscal 2018, as compared to fiscal 2017, and fiscal 2017, as compared to fiscal 2016 was related to acquired intangible assets from our acquisitions of SODC and Robopolis in 2017.
Other Income, Net
Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The following table shows other income, net for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Other income, net	$2,800	$3,676	$3,804	$(876)	$(128)
As a percentage of total revenue	0.3%	0.5%	0.5%
Other income, net, amounted to $2.8 million, $3.7 million and $3.8 million for fiscal 2018, 2017 and 2016, respectively. During the year ended December 30, 2017, other income, net, also included a $2.2 million gain on business acquisition related to our acquisition of SODC, which represents the excess of the fair value of the net assets acquired over the purchase price. During the year ended December 31, 2016, other income, net, also included defense and security business transition services income of $1.2 million.

Income Tax Provision
The following table shows income tax provision for fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change 2018 vs. 2017	$ Change 2017 vs. 2016
Income tax provision	$20,630	$25,402	$19,422	$(4,772)	$5,980
As a percentage of pre-tax income	19.0%	33.3%	31.7%

Year ended December 29, 2018 as compared to the year ended December 30, 2017
We recorded an income tax provision of $20.6 million and $25.4 million for fiscal 2018 and fiscal 2017, respectively. The $20.6 million provision for fiscal 2018 resulted in an effective income tax rate of 19.0%. The $25.4 million provision for fiscal 2017 resulted in an effective income tax rate of 33.3%.
Our effective income tax rate of 19.0% for fiscal 2018 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to stock-based compensation, partially offset by estimated taxes associated with a restructuring of the EMEA business and the remeasurement of certain deferred tax charges based on the tax rate at which it reversed. The decrease in the effective income tax rate of 19.0% for fiscal 2018 as compared to 33.3% for fiscal 2017 is primarily due to the recognition of benefits related to the reduction of the federal statutory tax rate from 35% in fiscal 2017 to 21% in fiscal 2018.
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
Liquidity and Capital Resources
At December 29, 2018, our principal sources of liquidity were cash and cash equivalents totaling $130.4 million, short-term investments of $31.6 million and accounts receivable of $162.2 million. Our working capital, which represents our total current assets less total current liabilities, was $300.7 million as of December 29, 2018, compared to $237.0 million as of December 30, 2017.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, we spent $32.4 million, $23.4 million and $10.8 million respectively, on capital expenditures.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Southern China to our customers and, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash provided by operating activities
Year ended December 29, 2018 as compared to the year ended December 30, 2017
As of December 29, 2018, we held cash, cash equivalents and short-term investments of $162.0 million. Net cash provided by our operations for the fiscal year ended December 29, 2018 was $71.7 million, of which the principal components were our net income of $88.0 million and non-cash charges of $53.4 million, partially offset by changes in working capital. The changes in working capital include an increase in inventory of $58.5 million and accounts receivable of $23.9 million, partially offset by an $18.9 million increase in accounts payable and accrued liabilities primarily due to growth in our inventory. As of December 29, 2018, we did not have any borrowings outstanding under our credit facility.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
Net cash provided by our operations for the fiscal year ended December 30, 2017 was $76.3 million, of which the principal components were our net income of $51.0 million and non-cash charges of $42.9 million, partially offset by changes in working capital. The changes in working capital include an increase in accounts receivable of $53.3 million primarily due to increased sales, partially offset by a $40.9 million increase in accounts payable and accrued liabilities primarily due to growth in the business and timing of payments to our suppliers. As of December 30, 2017, we did not have any borrowings outstanding under our credit facility.
Cash used in investing activities
Year ended December 29, 2018 as compared to the year ended December 30, 2017
During the year ended December 29, 2018, we invested $32.4 million in the purchase of property and equipment, including machinery and tooling for new products. We also purchased $6.4 million of marketable securities, while sales and maturities of marketable securities amounted to $14.0 million. In addition, we made strategic investments of $4.2 million and received proceeds from equity investments of $0.9 million.
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
Cash (used in) provided by financing activities
Year ended December 29, 2018 as compared to the year ended December 30, 2017
During the year ended December 29, 2018, we completed our previously announced stock repurchase program and repurchased 798,794 shares of common stock for an aggregate purchase price of $50.0 million and received $10.4 million from employee stock plans. Shares issued upon vesting of restricted stock were net of 50,884 shares retained by us to cover employee tax withholdings of $3.5 million.
Year ended December 30, 2017 as compared to the year ended December 31, 2016
During the year ended December 30, 2017, we received $10.6 million from the exercise of stock options. Shares issued upon vesting of restricted stock were net of 51,229 shares retained by us to cover employee tax withholdings of $3.0 million.
Working Capital Facility
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million. As of December 29, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under the credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate or (3) the Eurodollar Rate plus 1.0%.
As of December 29, 2018, we had no outstanding borrowings under our revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, our stock, and consolidate or merge with other entities. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 29, 2018, we were in compliance with all covenants under the revolving credit facility.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases, all of which we anticipate funding through working capital, funds provided by operating activities and our existing credit facility. We do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our credit facility, leases for office space and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of December 29, 2018 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$7,848	$14,742	$14,313	$34,806	$71,709
Minimum contractual payments	2,804	3,594	—	—	6,398
Other obligations	1,692	2,412	—	—	4,104
Total	$12,344	$20,748	$14,313	$34,806	$82,211

At December 29, 2018, we had outstanding purchase orders aggregating approximately $113.6 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of December 29, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including Japanese Yen, Canadian Dollars, Chinese Renminbi and Euros. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
In addition to international business conducted in foreign currencies, we have international revenue denominated in U.S. dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on purchase and sales, primarily in Japanese Yen and Euros. At December 29, 2018 and December 30, 2017, we had outstanding cash flow hedges with a total notional value of $366.7 million and $73.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of two months or less. At December 29, 2018 and December 30, 2017, we had outstanding economic hedges with a total notional value of $56.0 million and $36.6 million, respectively.
At December 29, 2018, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $40.0 million.

Interest Rate Sensitivity
At December 29, 2018, we had unrestricted cash and cash equivalents of $130.4 million and short term investments of $31.6 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 29, 2018, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iRobot Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 14, 2019

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$130,373	$128,635
Short term investments	31,605	37,225
Accounts receivable, net	162,166	142,829
Inventory	164,633	106,932
Other current assets	25,660	19,105
Total current assets	514,437	434,726
Property and equipment, net	57,026	44,579
Deferred tax assets	36,979	31,531
Goodwill	118,896	121,440
Intangible assets, net	24,273	44,712
Other assets	15,350	14,534
Total assets	$766,961	$691,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,742	$116,316
Accrued expenses	71,259	73,647
Deferred revenue and customer advances	5,756	7,761
Total current liabilities	213,757	197,724
Deferred tax liabilities	4,005	9,539
Other long-term liabilities	13,877	13,932
Total long-term liabilities	17,882	23,471
Total liabilities	231,639	221,195
Commitments and contingencies (Note 14)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,788 and 27,945 shares issued and outstanding, respectively	278	279
Additional paid-in capital	172,771	190,067
Retained earnings	367,021	277,989
Accumulated other comprehensive (loss) income	(4,748)	1,992
Total stockholders’ equity	535,322	470,327
Total liabilities and stockholders’ equity	$766,961	$691,522

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue	$1,092,584	$883,911	$660,604
Cost of revenue:
Cost of product revenue	518,612	438,114	337,832
Amortization of acquired intangible assets	18,544	12,638	3,457
Total cost of revenue	537,156	450,752	341,289
Gross profit	555,428	433,159	319,315
Operating expenses:
Research and development	140,629	113,149	79,805
Selling and marketing	210,411	162,110	115,125
General and administrative	97,501	84,771	66,828
Amortization of acquired intangible assets	1,065	439	—
Total operating expenses	449,606	360,469	261,758
Operating income	105,822	72,690	57,557
Other income, net	2,800	3,676	3,804
Income before income taxes	108,622	76,366	61,361
Income tax expense	20,630	25,402	19,422
Net income	$87,992	$50,964	$41,939
Net income per share:
Basic	$3.18	$1.85	$1.51
Diluted	$3.07	$1.77	$1.48
Number of shares used in per share calculations:
Basic	27,692	27,611	27,698
Diluted	28,640	28,753	28,292

See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$87,992	$50,964	$41,939
Other comprehensive income (loss):
Net foreign currency translation adjustments	(5,896)	1,994	—
Net unrealized (losses) gains on cash flow hedges, net of tax	(327)	490	—
Net gains on cash flow hedge reclassified into earnings, net of tax	(499)	(295)	—
Net unrealized (losses) gains on marketable securities, net of tax	(18)	(46)	85
Total comprehensive income	$81,252	$53,107	$42,024
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2016	29,092	$291	$232,345	$185,011	$(236)	$417,411
Issuance of common stock under employee stock plans	456	4	9,340			9,344
Conversion of deferred compensation	7	—	—			—
Vesting of restricted stock units	364	4	(4)			—
Tax benefit of excess stock-based compensation deduction			2,421			2,421
Stock-based compensation			15,995			15,995
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(40)	—	(1,300)			(1,300)
Other comprehensive income					85	85
Directors' deferred compensation			82			82
Stock repurchases	(2,641)	(27)	(96,994)			(97,021)
Net income				41,939		41,939
Balance at December 31, 2016	27,238	$272	$161,885	$226,950	$(151)	$388,956
Issuance of common stock under employee stock plans	367	4	10,569			10,573
Conversion of deferred compensation	15	—	—			—
Vesting of restricted stock units	376	4	(4)			—
Stock-based compensation			19,751			19,751
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	(1)	(2,982)			(2,983)
Other comprehensive income			—		2,143	2,143
Directors' deferred compensation			65			65
Cumulative effect of a change in accounting principle related to stock-based compensation			783	75		858
Net income				50,964		50,964
Balance at December 30, 2017	27,945	$279	$190,067	$277,989	$1,992	$470,327
Issuance of common stock under employee stock plans	285	3	10,363			10,366
Vesting of restricted stock units	408	4	(4)			—
Stock-based compensation			25,804			25,804
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	—	(3,532)			(3,532)
Other comprehensive loss					(6,740)	(6,740)
Directors' deferred compensation			65			65
Stock repurchases	(799)	(8)	(49,992)			(50,000)
Cumulative effect of a change in accounting principle related to adoption of ASC 606				1,040		1,040
Net income				87,992		87,992
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$87,992	$50,964	$41,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,574	25,499	13,606
Gain on business acquisition	—	(2,243)	—
Stock-based compensation	25,804	19,751	15,995
Deferred income taxes, net	(10,848)	(999)	3,557
Tax benefit of excess stock-based compensation deductions	—	—	(2,971)
Deferred rent	1,374	—	—
Other	463	864	(2,361)
Changes in operating assets and liabilities — (use) source
Accounts receivable	(23,920)	(53,251)	25,682
Inventory	(58,546)	(1,470)	(981)
Other assets	(8,533)	(10,562)	3,187
Accounts payable	22,470	17,457	6,502
Accrued expenses	(3,618)	23,447	10,181
Deferred revenue and customer advances	2,392	2,149	2,996
Long-term liabilities	81	4,709	(908)
Net cash provided by operating activities	71,685	76,315	116,424
Cash flows from investing activities:
Additions of property and equipment	(32,422)	(23,371)	(10,817)
Change in other assets	(2,363)	(1,542)	(2,093)
Proceeds from sale of equity investments	856	1,267	634
Proceeds from sale of business unit	—	—	23,520
Cash paid for business acquisitions, net of cash acquired	—	(148,765)	—
Purchases of investments	(6,438)	(10,578)	(16,554)
Sales and maturities of investments	14,000	13,066	9,500
Net cash (used in) provided by investing activities	(26,367)	(169,923)	4,190
Cash flows from financing activities:
Proceeds from employee stock plans	10,366	10,573	9,344
Income tax withholding payment associated with restricted stock vesting	(3,532)	(2,983)	(1,300)
Stock repurchases	(50,000)	—	(97,021)
Tax benefit of excess stock-based compensation deductions	—	—	2,971
Net cash (used in) provided by financing activities	(43,166)	7,590	(86,006)
Effect of exchange rate changes on cash and cash equivalents	(414)	130	—
Net increase (decrease) in cash and cash equivalents	1,738	(85,888)	34,608
Cash and cash equivalents, at beginning of period	128,635	214,523	179,915
Cash and cash equivalents, at end of period	$130,373	$128,635	$214,523
Supplemental disclosure of cash flow information
Cash paid for income taxes	$39,517	$25,879	$14,061
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$2,795	$5,001	$1,550
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Foreign Currency Translation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany balances and transactions. iRobot has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In addition, certain prior year amounts have been reclassified to conform to the current year presentation.
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs; valuation of goodwill and acquired intangible assets; valuation of financial instruments; accounting for business combinations; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal credit and market risk. At December 29, 2018 and December 30, 2017, cash and cash equivalents totaled $130.4 million and $128.6 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments
The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of December 29, 2018 and December 30, 2017, investments consisted of (in thousands):

	December 29, 2018		December 30, 2017
	Cost	Fair Market Value	Cost	Fair Market Value
Corporate and government bonds	$30,035	$29,605	$37,767	$37,225
Convertible note	2,000	2,000	—	—
Total short term investments	$32,035	$31,605	$37,767	$37,225
As of December 29, 2018, the Company’s investments had maturity dates ranging from March 2019 to March 2021. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.
Accounts receivable allowances
Allowance for product returns: The Company records an allowance for product returns for the estimated amount of product that may be returned. The allowance is based on specific terms and conditions included in the customer agreements, historical returns experience and various other assumptions that the Company believes are reasonable.
Allowance for other credits and incentives: The Company records an allowance related to customer incentives such as discounts, promotions, price protection and other support programs. The allowance is based on specific programs, expected usage and historical experience.
Allowance for doubtful accounts: The Company records an allowance for doubtful accounts for the estimated amount of accounts receivable that may not be collected based on an assessment of the potential risk of loss associated with delinquent accounts. The allowance including the activity within the allowance was immaterial for fiscal years 2018, 2017 and 2016.
Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Allowance for product returns
Balance at beginning of period	$42,693	$27,673	$25,992
Acquired balance	—	6,088	—
Provision	68,476	54,981	33,992
Deduction	(56,164)	(43,831)	(28,826)
Other adjustments	(1,085)	(2,218)	(3,485)
Balance at end of period	$53,920	$42,693	$27,673

Allowance for other credits and incentives
Balance at beginning of period	$61,359	$23,658	$23,005
Acquired balance	—	11,932	—
Adjustment related to adoption of ASC 606	1,192	—	—
Provision	198,371	110,605	47,419
Deduction	(161,672)	(81,269)	(46,610)
Other adjustments	(1,513)	(3,567)	(156)
Balance at end of period	$97,737	$61,359	$23,658
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out ("FIFO") method. The Company maintains a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Property and Equipment
Property and equipment are recorded at cost and consist primarily of computer equipment, leasehold improvements, business applications software, tooling and machinery. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and research equipment	2-5 years
Furniture	5
Machinery	2-5
Tooling	2-5
Business applications software	3-7
Leasehold improvements	Lesser of economic benefit period or term of lease
Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) annually during its fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
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
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill or other long-lived assets during fiscal 2018, 2017 and 2016.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets
The Company holds non-marketable equity securities as part of its strategic investments portfolio. During the first quarter of 2018, the Company adopted Accounting Standards Update No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which revises the classification and measurement of financial instruments. Upon adoption of this standard, the Company now classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. At December 29, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $15.1 million. There was no adjustment recorded to the carrying value of the Company's equity securities without readily determinable fair values as a result of the adoption of ASU 2016-01. At December 30, 2017, other assets consisted primarily of cost method investments and an equity method investment totaling $14.2 million.
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
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value of employee stock options is estimated at the grant date using the Black-Scholes option-pricing model. The fair value for time-based restricted stock units and performance-based restricted stock units is based on the closing share price of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate, following its adoption of ASU No. 2016-09 in the first quarter of 2017.
Research and Development
Costs incurred in the research and development of the Company’s products are expensed as incurred.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 29, 2018, December 30, 2017 and December 31, 2016 advertising expense totaled $114.0 million, $91.8 million and $64.4 million, respectively, and are recorded within the selling and marketing expenses line item.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of December 29, 2018, December 30, 2017 and December 30, 2016, the Company recorded a valuation allowance of $1.1 million, $0.8 million and $0.0 million, respectively, for certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Effective for the Company’s 2018 tax year, the Act reduces the statutory federal corporate tax rate from 35% to 21% and implements certain additional provisions including the Global Intangible Low-Taxed Income ("GILTI") inclusion and the Foreign Derived Intangible Income ("FDII") deduction. Upon the enactment of the Act in December 2017, the Company recorded a one-time provisional income tax provision of $11.9 million in the fourth quarter of 2017 which included a provisional amount of $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, during the fourth quarter of 2018, the Company finalized its analysis of the income tax effects of the Act and there were no material adjustments to the provisional amounts recorded.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 29, 2018, two customers accounted for a total of 23.1% of the Company's accounts receivable balance. At December 30, 2017, one customer accounted for a total of11.5% of the Company's accounts receivable balance. For the fiscal year ended December 29, 2018 and December 30, 2017, the Company generated 17.3% and 13.5%, respectively, of total revenue from one of its retailers (Amazon). For the fiscal year ended December 31, 2016 the Company generated 12.9%, 12.3% and 10.4% of total revenue from its distributor in Japan, Sales On Demand Corporation ("SODC"), Robopolis SAS, a network of affiliated European distributors ("Robopolis") and Amazon, respectively.
The Company maintains its cash in bank deposit accounts and money market funds at high quality financial institutions. The individual balances, at times, may exceed federally insured limits.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. The following table presents the calculation of both basic and diluted net income per share:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$87,992	$50,964	$41,939
Weighted-average shares outstanding	27,692	27,611	27,698
Dilutive effect of employee stock options and restricted stock units	948	1,142	594
Diluted weighted-average shares outstanding	28,640	28,753	28,292
Basic income per share	$3.18	$1.85	$1.51
Diluted income per share	$3.07	$1.77	$1.48

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units and stock options representing approximately 0.0 million, 0.0 million and 0.4 million shares of common stock for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging," that was created to better align accounting rules with a company’s risk management activities, better reflect the economic results of hedging in the financial statements, and simplify hedge accounting treatment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the year of adoption. During the fourth quarter of 2018, the Company early adopted this standard, which did not have a material impact on the Company's consolidated financial statements. The amended guidance requires modification to existing disclosure requirements on a prospective basis which have been updated in Note 10, "Derivative Instruments and Hedging."
In March 2017, the FASB issued ASU No. 2017-08, "Receivables – Nonrefundable Fees and Other Costs," which shortens the amortization period of certain callable debt securities held at a premium. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. During the fourth quarter of 2018, the Company early adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," as amended by ASU No. 2018-03 in February 2018, which revises various aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires that marketable equity investments be measured at fair value with changes to fair value recognized in net income. ASU No. 2016-01 also provides a new measurement alternative for non-marketable equity investments that do not have a readily determinable fair value. Under the measurement alternative, investments are measured at cost, less any impairment, adjusted for changes from observable transactions for identical or similar investments of the same issuer. The Company adopted this guidance on December 31, 2017 and elected to record its non-marketable equity investments using the alternative measurement method, which did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software." The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments to this ASU are effective for fiscal years,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)." The amendments in ASU No. 2018-07 expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company does not believe this amendment will have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU No. 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, "Leases: Targeted Improvements," which provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The Company expects to elect this alternative transition method and adopt the guidance prospectively. The Company also expects to elect the practical expedients allowed under the standard. The Company is in the process of aggregating and evaluating lease arrangements and implementing new processes and a lease accounting system. The Company expects the adoption will result in a material increase in the assets and liabilities upon adoption. The impact on the Company's results of operations and cash flows is not expected to be material.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Revenue Recognition
The Company primarily derives its revenue from product sales. The Company sells products directly to consumers through on-line stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the previous revenue accounting standard, revenue allocated to the app and future unspecified software upgrades was deferred and recognized on a straight-line basis over the expected life of the connected robot.
Upon the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers," ("ASC 606") as of the beginning of fiscal year 2018, the Company concluded that, on a quantitative and qualitative basis, the Cloud Services did not constitute a material performance obligation for the then existing products and, as such, these services were not considered a separate performance obligation that required allocation of transaction price.
During the third quarter of 2018, the Company launched Roomba i7 and i7+ which have the ability to learn, map and adapt to a home's floor plan. The Company has concluded that the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. The transaction price allocated to performance obligations that are unsatisfied as of December 29, 2018 is not material.
The Company’s products generally carry a one-year limited warranty (with the exception of European consumer products, which typically have a two-year warranty period) that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores as well as certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of December 29, 2018, the Company has reserves for product returns of $53.9 million and other credits and incentives of $97.7 million. As of December 30, 2017, the Company had reserves for product returns of $42.7 million and other credits and incentives of $61.4 million.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region for the year ended December 29, 2018 (in thousands):

December 29, 2018
Americas	$610,294
EMEA	311,659
APAC	170,631
Total revenue	$1,092,584
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	December 29, 2018 (closing balance)	December 31, 2017 (opening balance)
Accounts receivable, net	$162,166	$141,637
Contract liabilities	5,756	6,685
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 29, 2018, the Company recognized $6.7 million of the opening contract liability balance as

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue upon transfer of the products to customers. Revenue recognized during the year ended December 29, 2018 related to performance obligations satisfied in a prior period is not material.
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
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 30, 2017 was recorded as an increase of $1.0 million to retained earnings as of the adoption date. The adoption of the new guidance had an immaterial impact to the Company's consolidated balance sheet and statement of income as of and for the year ended December 29, 2018.

4.	Business Combinations
Acquisition of Robopolis
On October 2, 2017, the Company closed the acquisition of its largest European distributor, Robopolis SAS, a French company ("Robopolis"), subsequently renamed iRobot France SAS. The acquisition will better enable the Company to maintain its leadership position and grow its business in several Western European countries through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. The initial purchase price was approximately $170.1 million in cash, net of acquired cash of $38.0 million, subject to the finalization of the working capital adjustment in accordance with the stock purchase agreement. During the first quarter of 2018, the working capital adjustment was finalized and resulted in a reduction in the purchase price of $0.7 million. During the fourth quarter of 2018, the Company finalized the allocation of the purchase price and recorded a $1.5 million adjustment for uncertain pre-acquisition income tax positions in various taxing jurisdictions against goodwill. The acquisition was a stock purchase. The results of operations for this acquisition have been included in the Company’s operating results since the acquisition date.
The following table summarizes the final allocation of the purchase price (in thousands):

Cash	$37,981
Accounts receivable, net (1)	21,426
Inventory	36,304
Goodwill	80,419
Intangible assets	36,597
Other assets	2,456
Total assets	215,183

Accounts payable	(29,391)
Accrued expenses	(3,376)
Deferred tax liabilities	(10,864)
Other liabilities	(2,138)
Total liabilities assumed	(45,769)
Net assets acquired	$169,414

(1) The accounts receivable balance includes reserves for product returns, discounts and promotions assumed as part of the acquisition.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Useful Life	Fair Value
Reacquired distribution rights	2.25 years	$29,296
Customer relationships	14 years	7,029
Non-competition agreements	3 years	272
Total		$36,597

Acquisition of Sales On Demand Corporation
On April 3, 2017, the Company closed its acquisition of the iRobot-related distribution business of Sales On Demand Corporation ("SODC"), iRobot Japan G.K., for approximately $16.6 million in cash, equal to the book value of the acquired assets.  The acquisition will better enable the Company to maintain its leadership position and accelerate the growth of its business in Japan through direct control of pre- and post-sales market activities including sales, marketing, branding, channel relationships and customer service. It also expands the Company's presence and customer outreach opportunities in Japan. The acquisition was a stock purchase. The results of operations for this acquisition have been included in the Company's operating results since the acquisition date.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Useful Life	Fair Value
Customer relationships	13 years	$4,490
Reacquired distribution rights	9 months	4,150
Total		$8,640

Pro Forma Results (Unaudited)
The following table shows unaudited pro forma results of operations as if the Company had acquired Robopolis on January 3, 2016 (in thousands, except per share amounts):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue	$1,092,584	$901,612	$718,917
Net income	87,992	51,887	53,320
Net income per share:
Basic income per share	$3.18	$1.88	$1.93
Diluted income per share	$3.07	$1.80	$1.88

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

5.	Inventory
Inventory consists of the following (in thousands):

	December 29, 2018	December 30, 2017
Raw materials	$2,992	$4,036
Finished goods	161,641	102,896
	$164,633	$106,932

6.	Property and Equipment
Property and equipment consists of the following (in thousands):

	December 29, 2018	December 30, 2017
Computer and equipment	$12,339	$10,669
Furniture	5,231	4,120
Machinery	20,606	14,202
Tooling	39,675	31,783
Leasehold improvements	28,701	26,136
Business applications software	15,638	12,757
Subtotal	122,190	99,667
Less: accumulated depreciation	65,164	55,088
Property and equipment, net	$57,026	$44,579

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2018 and December 30, 2017, the net book value of capitalized internal-use software costs was $4.7 million and $2.8 million, respectively, which are included within business applications software.
Depreciation expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $17.0 million, $12.3 million, and $10.0 million, respectively, which included amortization expense of $1.2 million, $1.5 million and $0.4 million, respectively, for capitalized internal-use software.

7.	Goodwill and other intangible assets
The following table summarizes the activity in the carrying amount of goodwill for fiscal years 2018 and 2017 (in thousands):

Balance as of December 31, 2016	$41,041
Acquisitions (Note 4)	79,558
Effect of foreign currency translation	841
Balance as of December 30, 2017	121,440
Purchase accounting adjustments (Note 4)	830
Effect of foreign currency translation	(3,374)
Balance as of December 29, 2018	$118,896

Intangible assets at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018			December 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$21,607	$5,293	$26,900	$18,150	$8,750
Tradename	100	100	—	100	100	—
Customer relationships	11,291	1,365	9,926	11,594	418	11,176
Reacquired distribution rights	32,499	23,598	8,901	33,760	9,226	24,534
Non-competition agreements	263	110	153	275	23	252
Total	$71,053	$46,780	$24,273	$72,629	$27,917	$44,712
Amortization expense related to acquired intangible assets was $19.6 million, $13.1 million, and $3.5 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2019	$11,719	$1,042	$12,761
2020	900	1,020	1,920
2021	900	794	1,694
2022	675	794	1,469
2023	—	794	794
Thereafter	—	5,635	5,635
Total	$14,194	$10,079	$24,273

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses
Accrued expenses consist of the following at (in thousands):

	December 29, 2018	December 30, 2017
Accrued bonus	$21,226	$20,443
Accrued warranty	11,964	11,264
Accrued sales and other taxes	11,397	7,256
Accrued other compensation	10,518	9,071
Accrued direct fulfillment costs	5,372	1,885
Accrued accounting fees	2,052	1,221
Accrued federal and state income taxes	1,936	7,110
Accrued other	6,794	15,397
	$71,259	$73,647

9.	Working Capital Facility
Credit Facility
In June 2018, the Company entered into a new agreement with Bank of America, N.A., increasing the amount of its unsecured revolving line of credit from $75.0 million to $150.0 million. As of December 29, 2018, the full amount was available for borrowing. The new revolving line of credit is available to fund working capital and other corporate purposes. The new agreement extends the term of the credit facilities to June 2023. The interest on loans under the credit facility accrues, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate or (3) the Eurodollar Rate plus 1.0%.
As of December 29, 2018, the Company had no outstanding borrowings under its revolving credit facility. This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur or guarantee additional indebtedness, create liens, enter into transactions with affiliates, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, the Company's stock, and consolidate or merge with other entities. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a maximum ratio of indebtedness to Adjusted EBITDA and a minimum specified interest coverage ratio.
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
As of December 29, 2018, the Company was in compliance with all covenants under the revolving credit facility.

10.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on purchases and sales. These contracts have maturities of thirty-seven months or less. At December 29, 2018 and December 30, 2017, the Company had outstanding cash flow hedges with a total notional value of $366.7 million and $73.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of two months or less. At December 29, 2018 and December 30, 2017, the Company had outstanding economic hedges with a total notional value of $56.0 million and $36.6 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	December 29, 2018	December 30, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$551	$413
Foreign currency forward contracts	Accrued expenses	—	221
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$53	$488
Foreign currency forward contracts	Other assets	172	116
Foreign currency forward contracts	Accrued expenses	335	279
Foreign currency forward contracts	Long-term liabilities	795	—

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Fiscal year ended
	Classification	December 29, 2018	December 30, 2017
Gain (loss) recognized in income	Other income, net	$1,568	$(444)
The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended December 29, 2018 and December 30, 2017 (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Fiscal year ended
	December 29, 2018	December 30, 2017

Foreign currency forward contracts	$(686)	$584

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	December 29, 2018		December 30, 2017
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$1,092,584	$537,156	$883,911	$450,752

Gain or (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$948	$(386)	$320	$(63)

11.	Fair Value Measurements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2018, were as follows (in thousands):

	Fair Value Measurements as of
	December 29, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,730	$—	$—
Corporate and government bonds, $30,035 at cost (3)	—	29,605	—
Convertible note	—	—	2,000
Derivative instruments (Note 10)	—	776	—
Total assets measured at fair value	$3,730	$30,381	$2,000

Liabilities:
Derivative instruments (Note 10)	$—	$1,130	$—
Total liabilities measured at fair value	$—	$1,130	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017, were as follows (in thousands):

	Fair Value Measurements as of
	December 30, 2017
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,165	$—	$—
Corporate and government bonds, $37,767 at cost	—	37,225	—
Derivative instruments (Note 10)	—	1,017	—
Total assets measured at fair value	$3,165	$38,242	$—

Liabilities:
Derivative instruments (Note 10)	$—	$500	$—
Total liabilities measured at fair value	$—	$500	$—

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

(3)	As of December 29, 2018, the Company’s investments had maturity dates ranging from March 2019 to March 2021.
During the year ended December 29, 2018, the Company invested in a non-marketable convertible note. The debt security is classified as available-for-sale and is included in short term investments on the consolidated balance sheet. The following table provides a summary of changes in fair value of our Level 3 investment for the year ended December 29, 2018 (in thousands):

Balance as of December 30, 2017	$—
Investment	2,000
Balance as of December 29, 2018	$2,000

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding at December 29, 2018 and December 30, 2017.
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
Share Repurchase Activity
On February 27, 2018, the Company's board of directors approved a stock repurchase program authorizing up to $50.0 million in share repurchases. This share repurchase program commenced on March 28, 2018 with an expiration date of December 28, 2018. As of June 30, 2018, the Company completed the repurchase program and repurchased 798,794 shares of common stock totaling $50.0 million.
On December 28, 2015, the Company announced a stock repurchase program, effective January 4, 2016 and ending on December 31, 2016, authorizing up to one million shares or $40 million in share repurchases. On March 1, 2016, the Company replaced the then-current stock repurchase program and entered into an accelerated share repurchase ("ASR") agreement to repurchase an aggregate of $85.0 million of common stock. During fiscal year 2016, the Company completed the repurchase program and repurchased 2,641,122 shares of common stock totaling $97.0 million.

13.	Stock-Based Compensation
The Company has awards and options outstanding under four stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the Evolution Robotics, Inc. 2007 Stock Plan (the "2007 Plan"), the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with 2005 Plan, the 2007 Plan, and the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the four plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. Stock awards returned to the Plans, with the exception of those issued under the 2005 Plan and the 2007 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2018 Plan. Eligibility for incentive stock options is limited to those individuals whose employment status would qualify them for the tax treatment associated with incentive stock options in accordance with the Internal Revenue Code of 1986, as amended. As of December 29, 2018, there were 1,623,670 shares available for future grant under the 2018 Plan. The Company recognized $25.8 million, $19.8 million and $16.0 million of stock-based compensation expense during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cost of revenue	$1,407	$1,082	$760
Research and development	7,494	5,009	3,646
Selling and marketing	2,842	2,571	2,008
General and administrative	14,061	11,089	9,581
Total	$25,804	$19,751	$15,995

Stock Options
Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five or ten years from the date of grant or, if earlier, 90 days from employee termination. The exercise price of stock options is typically equal to the Company's closing stock price on the date of grant.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2018, the unamortized compensation costs associated with stock options was $1.8 million with a weighted-average remaining recognition period of 1.29 years.
The following table summarizes stock option activity for fiscal years 2018, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 2, 2016	1,287,550	$26.73
Granted	314,770	38.03
Exercised	(456,498)	20.47
Canceled	(57,648)	33.28
Outstanding at December 31, 2016	1,088,174	$32.27
Granted	10,975	57.33
Exercised	(367,267)	28.79
Canceled	(18,928)	36.72
Outstanding at December 30, 2017	712,954	$34.34
Granted	—	—
Exercised	(239,830)	33.40
Canceled	(10,863)	46.20
Outstanding at December 29, 2018	462,261	$34.55	3.58 years	$21.6 million
Vested and expected to vest at December 29, 2018	462,261	$34.55	3.58 years	$21.6 million
Exercisable as of December 29, 2018	317,997	$33.10	3.26 years	$15.3 million
 _________________________

(1)
The aggregate intrinsic value on the table above represents the difference between the Company's closing stock price on December 29, 2018 of $81.32 and the exercise price of the underlying in-the-money option.

There were no options granted for the fiscal year ended December 29, 2018. The fair value of each option grant for the fiscal years ended December 30, 2017, and December 31, 2016 was computed on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Risk-free interest rate	—	2.11%	1.17% — 1.89%
Expected dividend yield	—	—	—
Expected life	—	4.01 years	4.01 — 4.03 years
Expected volatility	—	38.0%	38.9% — 42.1%
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
During fiscal years 2018, 2017, and 2016, the total intrinsic value of stock options exercised was $14.9 million, $21.8 million, and $10.3 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 22.86	46,918	1.55 years	$19.84	46,918	$19.84
26.59 - 32.38	83,084	3.51	30.98	62,968	31.05
33.14 - 33.14	85,984	4.19	33.14	48,436	33.14
33.29 - 34.30	71,864	3.26	34.07	57,664	34.07
35.43 - 37.08	28,276	2.52	35.69	28,276	35.69
37.62 - 37.62	78,419	4.44	37.62	38,874	37.62
39.09 - 39.09	23,367	4.70	39.09	7,566	39.09
43.35 - 43.35	19,194	2.19	43.35	19,194	43.35
57.33 - 57.33	8,046	5.19	57.33	2,985	57.33
58.55 - 58.55	17,109	4.95	58.55	5,116	58.55
$ 3.54 - $58.55	462,261	3.58 years	$34.55	317,997	$33.10

Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a four-year period. As of December 29, 2018, the unamortized compensation costs associated with restricted stock units was $44.0 million with a weighted-average remaining recognition period of 2.33 years.

The following table summarizes the time-based restricted stock unit activity for fiscal years 2018, 2017 and 2016:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2016	933,877	$31.42
Granted	458,237	37.93
Vested	(358,018)	30.81
Forfeited	(98,917)	32.13
Outstanding at December 31, 2016	935,179	$35.07
Granted	396,164	72.63
Vested	(351,543)	33.73
Forfeited	(41,347)	39.52
Outstanding at December 30, 2017	938,453	$51.24
Granted	307,614	81.55
Vested	(351,816)	47.30
Forfeited	(38,362)	60.62
Outstanding at December 29, 2018	855,889	$63.32

The aggregate intrinsic value of outstanding time-based restricted stock units at December 29, 2018 was $69.6 million based on the Company's closing stock price on December 29, 2018 of $81.32, with a weighted average remaining contractual term of 1.40 years.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units ("PSUs") to certain of its employees. The PSUs have performance metrics based on financial performance of the Company measured at the end of a three-year performance period. For the 2017 and 2016 grant years, the performance metric for these awards is based on revenue, operating income and/or

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating income percent, with a threshold requirement for a minimum amount of revenue growth. Starting in 2018, the Company has removed revenue as a performance metric in the PSU plan design and changed the payout metric from three-year cumulative operating income as a percentage of annual revenue to three-year cumulative operating income in dollars. The number of shares actually earned at the end of the three-year period will range from 0% to 200% of the target number of PSUs granted based on the Company’s performance against the performance conditions.
The unamortized fair value as of December 29, 2018 associated with performance based restricted stock units was $7.1 million with a weighted-average remaining recognition period of 1.24 years.
The following table summarizes the performance-based restricted stock unit activity for fiscal years 2018, 2017 and 2016:

	Number of Shares Underlying PSU (1)	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2016	90,492	$36.78
Granted	82,085	33.36
Vested	(5,625)	34.30
Forfeited	(3,041)	34.30
Outstanding at December 31, 2016	163,911	$35.03
Granted	105,650	57.33
Vested	(24,792)	43.35
Forfeited	(2,708)	39.71
Outstanding at December 30, 2017	242,061	$43.97
Granted	91,538	68.41
Vested	(56,259)	34.30
Forfeited	(3,221)	45.71
Outstanding at December 29, 2018	274,119	$54.10
 _________________________
(1)     Includes the target number of PSUs.

The aggregate intrinsic value of outstanding PSUs was $22.3 million based on the Company's closing stock price on December 29, 2018 of $81.32 with a weighted average remaining contractual term of 1.24 years.

Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. As of December 29, 2018, there were 631,542 shares reserved for future issuance under the ESPP. The Company recognized $1.0 million and $0.1 million of stock-based compensation expense during the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Obligations
The Company leases its facilities. Rental expense under operating leases for fiscal years 2018, 2017 and 2016 amounted to $12.9 million, $8.9 million, and $6.0 million, respectively. Future minimum rental payments under operating leases were as follows as of December 29, 2018 (in thousands):

Operating Leases
2019	$7,848
2020	7,397
2021	7,345
2022	7,292
2023	7,021
Thereafter	34,806
Total minimum lease payments	$71,709
Outstanding Purchase Orders
At December 29, 2018, we had outstanding purchase orders aggregating approximately $113.6 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 29, 2018 and December 30, 2017, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of period	$11,264	$8,464	$6,907
Liability assumed (1)	—	2,186	—
Provision	10,798	8,591	7,494
Warranty usage (2)	(10,098)	(7,977)	(5,937)
Balance at end of period	$11,964	$11,264	$8,464
 __________________________________

(1)	Warranty assumed as part of the acquisition of the iRobot-related distribution business of Sales On Demand Corporation.

(2)	Warranty usage includes costs incurred for warranty obligations.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Benefits
The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). All Company employees, with the exception of temporary, contract and international employees are eligible to participate in the Retirement Plan after satisfying age requirements prescribed by the plan. Under the Retirement Plan, employees may make tax-deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.
The Company elected to make a matching contribution of approximately $2.8 million, $2.4 million and $1.7 million for the plan years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating is entitled up to a maximum of three percent of his or her eligible annual payroll.

16.	Income Taxes
Income (loss) before provision for income taxes was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Domestic	113,078	71,382	61,706
Foreign	(4,456)	4,984	(345)
Income before income taxes	$108,622	$76,366	$61,361
The components of income tax expense were as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current
Federal	$17,627	$17,555	$17,639
State	3,676	1,691	1,054
Foreign	10,732	7,355	310
Total current income tax provision	32,035	26,601	19,003
Deferred
Federal	$(2,475)	$6,664	$781
State	(1,149)	(2,470)	(95)
Foreign	(7,781)	(5,393)	(267)
Total deferred income tax provision	(11,405)	(1,199)	419
Total income tax provision	$20,630	$25,402	$19,422

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s consolidated statement of income. This will result in increased volatility in the Company’s effective tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Effective for the Company's 2018 tax year, the Act reduces the statutory federal corporate tax rate from 35% to 21% and implements certain additional provisions including the Global Intangible Low-Taxed Income ("GILTI") inclusion and the Foreign Derived Intangible Income ("FDII") deduction. Upon the enactment of the Act in December 2017, the Company recorded a one-time provisional income tax provision of $11.9 million in the fourth quarter of 2017 which included a provisional amount of $8.9 million related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and $3.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, during the fourth quarter of 2018, the Company finalized its analysis of the income tax effects of the Act and determined no material adjustments to the provisional amounts recorded were required.
The reconciliation of statutory federal income tax to actual tax expense is as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Statutory federal income tax	$22,812	$26,728	$21,476
Miscellaneous permanent items	1,837	2,979	516
State taxes (net of federal benefit)	4,312	2,089	1,360
Federal and state credits	(5,638)	(4,486)	(2,233)
Domestic production activities deduction	—	(1,528)	(1,731)
Excess tax benefits relating to stock-based compensation	(6,529)	(11,709)	—
Tax Cuts and Jobs Act of 2017	2,127	11,861	—
Foreign-derived intangible income deduction	(2,678)	—	—
EMEA business restructuring	2,292	—	—
Other	2,095	(532)	34
	$20,630	$25,402	$19,422

The components of net deferred tax assets were as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets
Reserves and accruals	$27,991	$24,315
Tax credits and net operating loss carryforwards	7,781	6,810
Property and equipment	1,360	1,382
Stock-based compensation	4,975	4,277
Gross deferred tax assets	42,107	36,784
Valuation allowance	(1,148)	(800)
Total deferred tax assets	40,959	35,984
Deferred tax liabilities
Intangible assets	7,317	13,419
Other	668	573
Total deferred tax liabilities	7,985	13,992
Net deferred tax assets	$32,974	$21,992
The Company intends to continue to invest all of its unremitted foreign earnings, as well as the capital in its foreign subsidiaries, indefinitely outside of the U.S. At December 29, 2018, the Company has immaterial unremitted foreign earnings and any unrecognized deferred tax liability on these unremitted earnings would be immaterial.
The Company has foreign net operating loss carryforwards of $3.4 million and $0.1 million as of December 29, 2018 and December 30, 2017, respectively. The Company has state research and development credit carryforwards of $10.7 million and $10.1 million as of December 29, 2018 and December 30, 2017, respectively, which expire from 2027 to 2033. Under the Internal Revenue Code and state law, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.
As of December 29, 2018, December 30, 2017 and December 31, 2016, the Company recorded a valuation allowance of $1.1 million, $0.8 million and $0.0 million, respectively, for certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of period	$4,590	$5,146	$6,616
Increase for tax positions related to the current year	2,891	580	2,851
Increase for tax positions related to acquisition	1,493	—	—
Increase (decrease) for tax positions related to prior years	407	(523)	(4,224)
Decreases for settlements with applicable taxing authorities	(2,262)	—	—
Decreases for lapses of statute of limitations	—	(613)	(97)
Balance at end of period	$7,119	$4,590	$5,146
During the fourth quarter of 2018, the Company finalized the purchase accounting related to its acquisition of Robopolis and recorded a $1.5 million adjustment for uncertain pre-acquisition income tax positions in various taxing jurisdictions against goodwill. In addition, the Company recorded a charge of $2.3 million for estimated taxes associated with a restructuring of the EMEA business during fiscal 2018. The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of December 29, 2018, December 30, 2017 and December 31, 2016 there were no material accrued interest or penalties.
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") is closed for fiscal years prior to 2014. The statute of limitations for examinations by state tax authorities is closed for fiscal years prior to 2013. Federal and state carryforward attributes that were generated prior to fiscal 2014 and 2013, respectively, may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open. The Company is currently under examination by the IRS for the years 2014 and 2015. There are other ongoing audits in various other jurisdictions that are not material to the Company's financial statements.  The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.  The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of the Company's gross unrecognized tax benefits. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of December 29, 2018 were to become recognizable in the future, it would record a $7.4 million benefit, inclusive of interest, to the income tax provision.

17.	Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through distributor and retail sales channels, as well as its on-line stores.

Geographic Information
For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, sales to non-U.S. customers accounted for 48.7%, 48.8% and 51.2% of total revenue, respectively.
Significant Customers
For the fiscal years ended December 29, 2018 and December 30, 2017, the Company generated 17.3% and 13.5% of total revenue from one of its retailers (Amazon), respectively. For the fiscal year ended December 31, 2016, the Company generated 12.9%, 12.3% and 10.4% of total revenue from its distributor in Japan ("SODC"), a network of affiliated European distributors ("Robopolis") and Amazon, respectively. On April 3, 2017, the Company acquired the iRobot-related distribution business of SODC, and on October 2, 2017, the Company acquired Robopolis (see Note 4).

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Information (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017
Revenue	$384,665	$264,534	$226,317	$217,068	$326,897	$205,399	$183,148	$168,467
Gross profit	186,511	135,206	117,926	115,785	153,542	102,383	89,891	87,343
Net income	25,191	31,929	10,471	20,401	4,620	22,082	7,903	16,359
Diluted earnings per share	$0.88	$1.12	$0.37	$0.71	$0.16	$0.76	$0.27	$0.58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 29, 2018, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 29, 2018 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2018, we have fully extended our oversight and monitoring processes that support our internal control over financial reporting to include entities acquired in the Robopolis SAS acquisition that were exempt in the prior year. There has been no other change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
10b51-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources and Corporate Communications, Christian Cerda, Chief Operating Officer, as well as Mohamad Ali, Deborah Ellinger, Andrew Miller and Michelle Stacy, each a director) of the Company have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2018.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2018.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 29, 2018.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 29, 2018 and December 30, 2017
Consolidated Statements of Income for the Years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Statements of Comprehensive Income for the Years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Statements of Stockholders’ Equity for the Years ended December 29, 2018, December 30, 2017 and December 31, 2016
Consolidated Statements of Cash Flows for the Years ended December 29, 2018, December 30, 2017 and December 31, 2016
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
10.4†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.5†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.6
Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)

10.7†	Senior Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 and incorporated by reference herein)
10.8†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.9†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.10#
Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date) (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)

10.11
Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.12
First Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)

10.13
Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)

10.14
First Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)

10.15#*	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (as amended to date)
10.16†
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

10.18†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)

10.19†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.20†
iRobot Corporation 2018 Stock Option and Incentive Plan (filed as exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)

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
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith
**	Furnished herewith

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 14, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 14, 2019.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ ALISON DEAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Alison Dean

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ MICHAEL BELL	Director
Michael Bell

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ RUEY-BIN KAO	Director
Ruey-Bin Kao

/s/ ANDREW MILLER	Director
Andrew Miller

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy