Form 10-Q
period 2019-03-30
IROBOT CORP
filed 2019-05-02
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IRBT	The NASDAQ Stock Market LLC

The number of shares outstanding of the Registrant’s Common Stock as of April 27, 2019 was 28,054,998.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2019

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$173,094	$130,373
Short term investments	27,363	31,605
Accounts receivable, net	54,496	162,166
Inventory	181,128	164,633
Other current assets	30,526	25,660
Total current assets	466,607	514,437
Property and equipment, net	66,616	57,026
Operating lease right-of-use assets	51,418	—
Deferred tax assets	32,921	36,979
Goodwill	117,546	118,896
Intangible assets, net	20,689	24,273
Other assets	23,305	15,350
Total assets	$779,102	$766,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,690	$136,742
Accrued expenses	54,869	71,259
Deferred revenue and customer advances	5,267	5,756
Total current liabilities	144,826	213,757
Operating lease liabilities	59,805	—
Deferred tax liabilities	3,296	4,005
Other long-term liabilities	8,552	13,877
Total long-term liabilities	71,653	17,882
Total liabilities	216,479	231,639
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,038 and 27,788 shares issued and outstanding, respectively	280	278
Additional paid-in capital	175,000	172,771
Retained earnings	389,541	367,021
Accumulated other comprehensive loss	(2,198)	(4,748)
Total stockholders’ equity	562,623	535,322
Total liabilities and stockholders’ equity	$779,102	$766,961
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	$237,661	$217,068
Cost of revenue:
Cost of product revenue	115,038	96,501
Amortization of acquired intangible assets	3,077	4,782
Total cost of revenue	118,115	101,283
Gross profit	119,546	115,785
Operating expenses:
Research and development	35,269	32,945
Selling and marketing	38,836	31,329
General and administrative	22,907	25,833
Amortization of acquired intangible assets	271	273
Total operating expenses	97,283	90,380
Operating income	22,263	25,405
Other income, net	1,280	519
Income before income taxes	23,543	25,924
Income tax expense	1,023	5,523
Net income	$22,520	$20,401
Net income per share:
Basic	$0.81	$0.73
Diluted	$0.78	$0.71
Number of shares used in per share calculations:
Basic	27,863	27,988
Diluted	28,763	28,923
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$22,520	$20,401
Other comprehensive income (loss):
Net foreign currency translation adjustments	(2,470)	5,338
Net unrealized gains (losses) on cash flow hedges, net of tax	4,801	(1,851)
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	106	590
Net unrealized gains (losses) on marketable securities, net of tax	113	(172)
Total comprehensive income	$25,070	$24,306
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
Issuance of common stock under employee stock plans	77	1	2,562			2,563
Vesting of restricted stock units	231	2	(2)			—
Stock-based compensation			6,864			6,864
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(58)	(1)	(7,211)			(7,212)
Other comprehensive income					2,550	2,550
Directors' deferred compensation			16			16
Net income				22,520		22,520
Balance at March 30, 2019	28,038	$280	$175,000	$389,541	$(2,198)	$562,623

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at December 30, 2017	27,945	$279	$190,067	$277,989	$1,992	$470,327
Issuance of common stock under employee stock plans	11	—	399			399
Vesting of restricted stock units	197	2	(2)			—
Stock-based compensation			5,946			5,946
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(50)	(1)	(3,475)			(3,476)
Other comprehensive income					3,905	3,905
Directors' deferred compensation			16			16
Share repurchases	(30)	—	(1,930)			(1,930)
Cumulative effect of a change in accounting principle related to adoption of ASC 606				1,040		1,040
Net income				20,401		20,401
Balance at March 31, 2018	28,073	$280	$191,021	$299,430	$5,897	$496,628
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$22,520	$20,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,724	8,716
Stock-based compensation	6,864	5,946
Deferred income taxes, net	1,739	(3,061)
Other	1,542	1,514
Changes in operating assets and liabilities — (use) source
Accounts receivable	106,561	73,642
Inventory	(16,863)	(4,223)
Prepaid and other current assets	(2,913)	(6,114)
Accounts payable	(52,744)	(46,461)
Accrued expenses and other liabilities	(22,727)	(20,570)
Net cash provided by operating activities	52,703	29,790
Cash flows from investing activities:
Additions of property and equipment	(6,004)	(8,717)
Change in other assets	(1,977)	379
Purchases of investments	—	(6,438)
Sales and maturities of investments	2,380	3,500
Net cash used in investing activities	(5,601)	(11,276)
Cash flows from financing activities:
Proceeds from employee stock plans	2,563	399
Income tax withholding payment associated with restricted stock vesting	(7,212)	(3,478)
Net cash used in financing activities	(4,649)	(3,079)
Effect of exchange rate changes on cash and cash equivalents	268	431
Net increase in cash and cash equivalents	42,721	15,866
Cash and cash equivalents, at beginning of period	130,373	128,635
Cash and cash equivalents, at end of period	$173,094	$144,501
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$718	$4,660
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$3,029	$3,003
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 14, 2019.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs; valuation of goodwill and acquired intangible assets; valuation of financial instruments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
Other Assets
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At March 30, 2019 and December 29, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $19.0 million and $15.1 million, respectively.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$22,520	$20,401
Weighted-average common shares outstanding	27,863	27,988
Dilutive effect of employee stock awards	900	935
Diluted weighted-average common shares outstanding	28,763	28,923
Basic income per share	$0.81	$0.73
Diluted income per share	$0.78	$0.71
Restricted stock units and stock options representing approximately 0.0 million and 0.1 million shares of common stock for the three months ended March 30, 2019 and March 31, 2018, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
Recently Adopted Accounting Standards
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, "Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)." The amendments in ASU No. 2018-07 expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard effective December 30, 2018 which did not have a material impact on the Company's consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02 "Leases." This ASU and subsequently issued amendments require lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. The standard also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an alternative transition method that entities can elect when adopting the new standard. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company adopted the standard effective December 30, 2018 using the alternative transition method. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $52.8 million and $67.3 million, respectively. The Company's consolidated financial statements for the three months ended March 30, 2019 are presented under the new standard, while the comparative quarter presented is not adjusted and continues to be reported in accordance with the historical accounting policy. See Note 4, "Leases," for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to lease accounting.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
The Company’s product portfolio includes various consumer robots, many of which are Wi-Fi connected. The consumer robots are generally highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through on-line stores. For consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, an app, cloud services and potential future unspecified software upgrades. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). For certain connected robots, the Company has concluded that, on a quantitative and qualitative basis, the Cloud Services do not constitute a material performance obligation and, as such, these services are not considered a separate performance obligation that requires allocation of transaction price.
During the third quarter of 2018, the Company launched Roomba i7 and i7+ which have the ability to learn, map and adapt to a home's floor plan. The Company has concluded that the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 30, 2019 is not material. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of March 30, 2019, the Company has reserves for product returns of $45.6 million and other credits and incentives of $60.7 million. As of December 29, 2018, the Company had reserves for product returns of $53.9 million and other credits and incentives of $97.7 million. Revenue recognized during the three months ended March 30, 2019 and March 31, 2018 related to performance obligations satisfied in a prior period was not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	$114,065	$106,862
EMEA	74,569	69,587
Other	49,027	40,619
Total revenue	$237,661	$217,068

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	March 30, 2019	December 29, 2018
Accounts receivable, net	$54,496	$162,166
Contract liabilities	5,267	5,756
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 30, 2019 and March 31, 2018, the Company recognized $5.8 million and $6.7 million, respectively, of the contract liability balance as revenue upon transfer of the products to customers. The Company does not assess whether a prepayment received represents a significant financing component as the period between when the payment is received and the transfer of the products to the customer is generally one year or less.

4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and research and development offices. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the term. The Company's leases typically include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and nonlease components of contracts and excludes all variable lease payments from the measurement of right-of-use assets and lease liabilities. The Company's variable lease payments generally include usage based nonlease components. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense is recognized on a straight-line basis over the lease term.
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for existing leases upon adoption or new leases post adoption, respectively. At March 30, 2019, the Company's weighted average discount rate was 3.61%, while the weighted average remaining lease term was 9.83 years.
The components of lease expense were as follows (in thousands):

Three Months Ended
March 30, 2019
Operating lease cost	$1,973
Variable lease cost	825
Total lease cost	$2,798

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52,767

Maturities of operating lease liabilities were as follows as of March 30, 2019 (in thousands):

Operating leases
Remainder of 2019	$5,633
2020	8,557
2021	8,265
2022	7,594
2023	7,148
Thereafter	41,277
Total minimum lease payments	$78,474
Less: imputed interest	13,148
Present value of future minimum lease payments	$65,326
Less: current portion of operating lease liabilities (Note 7)	5,521
Long-term lease liabilities	$59,805

Financial Statement Impact of Adopting ASC 842
The Company adopted ASC 842 using the alternative transition method. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company elected the practical expedient to use hindsight in determining lease term. Adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $52.8 million and $67.3 million, respectively. The standard did not materially impact the Company's consolidated income or cash flows.

5. Inventory
Inventory consists of the following (in thousands):

	March 30, 2019	December 29, 2018
Raw materials	$2,910	$2,992
Finished goods	178,218	161,641
	$181,128	$164,633

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the three months ended March 30, 2019 (in thousands):

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Balance as of December 29, 2018	$118,896
Effect of foreign currency translation	(1,350)
Balance as of March 30, 2019	$117,546
Intangible assets at March 30, 2019 and December 29, 2018 consisted of the following (in thousands):

	March 30, 2019			December 29, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$22,471	$4,429	$26,900	$21,607	$5,293
Tradename	100	100	—	100	100	—
Customer relationships	11,037	1,464	9,573	11,291	1,365	9,926
Reacquired distribution rights	32,000	25,443	6,557	32,499	23,598	8,901
Non-competition agreements	258	128	130	263	110	153
Total	$70,295	$49,606	$20,689	$71,053	$46,780	$24,273
Amortization expense related to acquired intangible assets was $3.3 million and $5.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2019	$8,511	$874	$9,385
2020	900	998	1,898
2021	900	777	1,677
2022	675	777	1,452
2023	—	777	777
Thereafter	—	5,500	5,500
Total	$10,986	$9,703	$20,689

7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	March 30, 2019	December 29, 2018
Accrued other compensation	$14,549	$10,518
Accrued warranty	11,628	11,964
Accrued bonus	5,522	21,226
Current portion of operating lease liabilities	5,521	—
Accrued direct fulfillment costs	4,595	5,372
Accrued sales and other indirect taxes payable	2,631	11,397
Accrued income taxes	2,531	1,936
Accrued accounting fees	2,449	2,052
Accrued other	5,443	6,794
	$54,869	$71,259

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian dollar and the Euro. The Company

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on sales and purchases. These contracts typically have maturities of thirty-seven months or less. At March 30, 2019 and December 29, 2018, the Company had outstanding cash flow hedges with a total notional value of $379.6 million and $366.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of ten months or less. At March 30, 2019 and December 29, 2018, the Company had outstanding economic hedges with a total notional value of $30.3 million and $56.0 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	March 30, 2019	December 29, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$617	$551
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$1,468	$53
Foreign currency forward contracts	Other assets	4,226	172
Foreign currency forward contracts	Accrued expenses	130	335
Foreign currency forward contracts	Long-term liabilities	105	795
Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended
	Classification	March 30, 2019	March 31, 2018
Gain (loss) recognized in income	Other income, net	$433	$(1,169)

The following tables reflect the effect of derivatives designated as cash flow hedging for the three months ended March 29, 2019 and March 31, 2018 (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended
	March 30, 2019	March 31, 2018
Foreign currency forward contracts	$6,404	$(2,714)

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	March 30, 2019		March 31, 2018
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$237,661	$118,115	$217,068	$101,283

Gain or (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$(144)	$—	$(166)	$(755)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 30, 2019, were as follows (in thousands):

	Fair Value Measurements as of March 30, 2019
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Corporate and government bonds, $27,615 at cost (3)	$—	$27,363	$—
Derivative instruments (Note 8)	—	6,311	—
Total assets measured at fair value	$—	$33,674	$—

Liabilities:
Derivative instruments (Note 8)	$—	$235	$—
Total liabilities measured at fair value	$—	$235	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2018, were as follows (in thousands):

	Fair Value Measurements as of December 29, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,730	$—	$—
Corporate and government bonds, $30,035 at cost	—	29,605	—
Convertible note	—	—	2,000
Derivative instruments (Note 8)	—	776	—
Total assets measured at fair value	$3,730	$30,381	$2,000

Liabilities:
Derivative instruments (Note 8)	$—	$1,130	$—
Total liabilities measured at fair value	$—	$1,130	$—

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

(3)	As of March 30, 2019, the Company’s investments had maturity dates ranging from May 2019 to March 2021.

The following table provides a summary of changes in fair value of our Level 3 investment for the three months ended March 30, 2019 (in thousands):

Balance as of December 29, 2018	$2,000
Conversion of convertible note	(2,000)
Balance as of March 30, 2019	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Outstanding Purchase Orders
At March 30, 2019, the Company had outstanding purchase orders aggregating approximately $155.1 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2019 and December 29, 2018, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of period	$11,964	$11,264
Provision	2,652	2,435
Warranty usage	(2,988)	(1,866)
Balance at end of period	$11,628	$11,833
12. Income Taxes
The Company’s effective income tax rate for the three months ended March 30, 2019 and March 31, 2018, was 4.3% and 21.3%, respectively. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation partially offset by an increase in foreign taxes in the three months ended March 30, 2019.
The Company's effective income tax rate of 4.3% for the three months ended March 30, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation partially offset by an increase in foreign taxes.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through distributor and retail sales channels, as well as its on-line stores.
Significant Customers
For the three months ended March 30, 2019 and March 31, 2018, the Company generated 16.1% and 11.3% of total revenue, respectively, from one of its retailers (Amazon).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
iRobot is a leading consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. Our portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to empower the smart home. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our on-line store, and through value-added distributors and resellers worldwide.
As of March 30, 2019, we had 1,072 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to develop next-generation and new products, reducing the time, cost and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition and our ability to successfully develop and introduce products and product enhancements into both new and existing markets.
In the third quarter of 2018, we introduced the Roomba i7 and i7+ in the U.S., which are robot vacuums that remember a home's floor plan and clean specific rooms by name. Using Imprint™ Smart Mapping, the Roomba i7+ learns the home's floor plan, giving customers total control over which rooms to clean and when. When the Roomba i7+ robot vacuum is finished cleaning, it empties its own dust bin into the Clean Base™, which holds 30 bins of dirt. In the third quarter of 2018, the Company also introduced the Roomba e5, a highly-featured product at a more accessible price, to our lineup in the U.S. In the fourth quarter of 2018, we introduced the Roomba e5 in markets outside of the U.S. in advance of the holiday season. During the first quarter of 2019, we successfully launched Roomba i7 and i7+ in EMEA, Japan and China.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; valuation of goodwill and acquired intangible assets; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Effective December 30, 2018, we adopted the new leasing standard under ASC 842 using the alternative transition method. The adoption of the new standard resulted in a material increase in the assets and liabilities, while the impact on the Company's results of operations and cash flows was not material for the three months ended March 30, 2019. We have updated our accounting policy as it relates to lease accounting. Refer to Note 4 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	48.4	44.5
Amortization of acquired intangible assets	1.3	2.2
Total cost of revenue	49.7	46.7
Gross profit	50.3	53.3
Operating expenses:
Research and development	14.8	15.2
Selling and marketing	16.4	14.4
General and administrative	9.6	11.9
Amortization of acquired intangible assets	0.1	0.1
Total operating expenses	40.9	41.6
Operating income	9.4	11.7
Other income, net	0.5	0.2
Income before income taxes	9.9	11.9
Income tax expense	0.4	2.5
Net income	9.5%	9.4%

Comparison of Three Months Ended March 30, 2019 and March 31, 2018
Revenue

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
		(In thousands)
Revenue	$237,661	$217,068	$20,593	9.5%
Revenue for the three months ended March 30, 2019 increased to $237.7 million, or 9.5%, compared to $217.1 million for the three months ended March 31, 2018. The $20.6 million increase in revenue for the three months ended March 30, 2019 was primarily driven by the success of our launch of the Roomba i7, i7+ and e5 robots and a 3.9% increase in average selling price as compared to the three months ended March 31, 2018. Total robots shipped in the three months ended March 30, 2019 were approximately 0.9 million units, compared to approximately 0.8 million units in the three months ended March 31, 2018. In the three months ended March 30, 2019, domestic revenue increased $7.2 million, or 6.7%, and international revenue increased $13.4 million, or 12.1%, as compared to the three months ended March 31, 2018.
Cost of Product Revenue

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Cost of product revenue	$115,038	$96,501	$18,537	19.2%
As a percentage of revenue	48.4%	44.5%
Cost of product revenue increased to $115.0 million in the three months ended March 30, 2019, compared to $96.5 million in the three months ended March 31, 2018. The $18.5 million increase in cost of product revenue is primarily due to the increase in revenue and impact of the 10% tariff cost we incur on all Roomba product imports into the United States from China effective as of September 24, 2018.
Gross Profit

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Gross profit	$119,546	$115,785	$3,761	3.2%
Gross margin	50.3%	53.3%
Gross profit increased $3.8 million, or 3.2%, to $119.5 million (50.3% of revenue) in the three months ended March 30, 2019 from $115.8 million (53.3% of revenue) in the three months ended March 31, 2018. The decrease in gross margin is primarily related to pricing and promotional activity, particularly as we transition to our new products, as well as the increased tariffs on all Roomba products imported to the United States from China.
Research and Development

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Research and development	$35,269	$32,945	$2,324	7.1%
As a percentage of revenue	14.8%	15.2%
Research and development expenses increased $2.3 million, or 7.1%, to $35.3 million (14.8% of revenue) in the three months ended March 30, 2019 from $32.9 million (15.2% of revenue) in the three months ended March 31, 2018. This increase is primarily due to an increase in people-related costs of $3.4 million resulting from increased headcount, partially offset by a decrease of $1.3 million of consulting services during the three months ended March 30, 2019 compared to the three months ended March 31, 2018 as we continued to enhance our products and invest in product development and digital features to support our long-term growth.
Selling and Marketing

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Selling and marketing	$38,836	$31,329	$7,507	24.0%
As a percentage of revenue	16.4%	14.4%
Selling and marketing expenses increased by $7.5 million, or 24.0%, to $38.8 million (16.4% of revenue) in the three months ended March 30, 2019 from $31.3 million (14.4% of revenue) in the three months ended March 31, 2018. This increase was primarily attributable to marketing investments of $5.3 million related to our new product launches outside of the U.S. and to support our continued global marketing and branding efforts as well as higher people-related costs of $1.8 million.
General and Administrative

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
General and administrative	$22,907	$25,833	$(2,926)	(11.3)%
As a percentage of revenue	9.6%	11.9%
General and administrative expenses decreased by $2.9 million, or 11.3%, to $22.9 million (9.6% of revenue) in the three months ended March 30, 2019 from $25.8 million (11.9% of revenue) in the three months ended March 31, 2018 primarily attributable to lower legal costs of $2.9 million after favorable determination of a previously-disclosed intellectual property litigation suit in the fourth quarter of 2018.
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Cost of revenue	$3,077	$4,782	$(1,705)	(35.7)%
Operating expense	271	273	(2)	(0.7)%
Total amortization expense	$3,348	$5,055	$(1,707)	(33.8)%
As a percentage of revenue	1.4%	2.3%
The decrease in amortization of acquired intangible assets in the three months ended March 30, 2019 as compared to the three months ended March 31, 2018, was primarily related to the reacquired distribution rights intangible asset, which is being amortized on an accelerated basis.
Other Income, Net

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Other income, net	$1,280	$519	$761	146.6%
As a percentage of revenue	0.5%	0.2%
Other income, net, amounted to $1.3 million and $0.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.

Income Tax Expense

	Three Months Ended
	March 30, 2019	March 31, 2018	Dollar Change	Percent Change
	(In thousands)
Income tax expense	$1,023	$5,523	$(4,500)	(81.5)%
Effective income tax rate	4.3%	21.3%

We recorded an income tax expense of $1.0 million and $5.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The $1.0 million expense for the three months ended March 30, 2019 resulted in an effective income tax rate of 4.3%. The $5.5 million expense for the three months ended March 31, 2018 resulted in an effective income tax rate of 21.3%. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation, partially offset by an increase in foreign taxes in the three months ended March 30, 2019.
Our effective income tax rate of 4.3% for the three months ended March 30, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation partially offset by an increase in foreign taxes.

Liquidity and Capital Resources
At March 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $173.1 million, short-term investments of $27.4 million and accounts receivable of $54.5 million. Our working capital, which represents our total current assets less total current liabilities, was $321.8 million as of March 30, 2019, compared to $259.2 million as of March 31, 2018.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the three months ended March 30, 2019 and March 31, 2018, we spent $6.0 million and $8.7 million, respectively, on capital expenditures.
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
Cash provided by operating activities
As of March 30, 2019, we held cash, cash equivalents and short-term investments of $200.5 million. Net cash provided by our operations for the three months ended March 30, 2019 was $52.7 million, of which the principal components were our net income of $22.5 million, non-cash charges of $18.9 million and changes in working capital. The change in working capital mainly includes a decrease in accounts receivable of $106.6 million, partially offset by a decrease in accounts payable and accrued expenses of $75.5 million and an increase in inventory of $16.9 million.
Cash used in investing activities
Net cash used in investing activities for the three months ended March 30, 2019 was $5.6 million. During the three months ended March 30, 2019, we invested $6.0 million in the purchase of property and equipment, including machinery and tooling for new products. In addition, we made strategic investments of $2.0 million, while sales and maturities of marketable securities amounted to $2.4 million.
Cash used in financing activities
Net cash used in financing activities for the three months ended March 30, 2019 was $4.6 million. During the three months ended March 30, 2019, we received $2.6 million from employee stock plans and paid $7.2 million upon vesting of restricted stock where 58,527 shares were retained by us to cover employee tax withholdings.

Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million extending the term of the credit facilities to June 2023. As of March 30, 2019, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%.
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
As of March 30, 2019, we were in compliance with all covenants under the revolving credit facility.
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
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 29, 2018. Our principal commitments generally consist of obligations under our credit facility, leases for office space and minimum purchase commitments for services such as cloud support and other non-cancelable contractual obligations for subscription software services. There have been no material changes in our contractual obligations and commitments since December 29, 2018.
Off-Balance Sheet Arrangements
As of March 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales primarily in Japanese Yen and Euros. At March 30, 2019 and December 29, 2018, we had outstanding cash flow hedges with a total notional value of $379.6 million and $366.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of ten months or less. At March 30, 2019 and December 29, 2018, we had outstanding economic hedges with a total notional value of $30.3 million and $56.0 million, respectively.
At March 30, 2019, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $40.8 million.

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
Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 29, 2018, other than updates regarding the tariff increase delay as set forth in the following:

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a 10% tariff on certain goods imported from China, which include the majority of those imported by the Company. These tariffs were scheduled to increase to 25% on March 2, 2019; however, this scheduled rate increase has been delayed indefinitely. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. The implemented and any increased tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources and Corporate Communications, Christian Cerda, Chief Operating Officer, Glen Weinstein, EVP & Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Andrew Miller and Michelle Stacy, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of our executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update or revise the information provided herein.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Senior Executive Compensation Plan as Amended and Restated

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements

 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 2, 2019	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)