Form 10-Q
period 2019-06-29
IROBOT CORP
filed 2019-08-01
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER 001-36414
______________________________________________
iROBOT CORPORATION
(Exact name of registrant as specified in its charter)
 ______________________________________________

Delaware	77-0259335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 27, 2019 was 28,123,937.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2019

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$132,795	$130,373
Short term investments	23,984	31,605
Accounts receivable, net	90,401	162,166
Inventory	192,010	164,633
Other current assets	41,960	25,660
Total current assets	481,150	514,437
Property and equipment, net	71,728	57,026
Operating lease right-of-use assets	50,002	—
Deferred tax assets	33,862	36,979
Goodwill	120,538	118,896
Intangible assets, net	18,636	24,273
Other assets	25,099	15,350
Total assets	$801,015	$766,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,848	$136,742
Accrued expenses	63,629	71,259
Deferred revenue and customer advances	2,101	5,756
Total current liabilities	152,578	213,757
Operating lease liabilities	58,068	—
Deferred tax liabilities	2,110	4,005
Other long-term liabilities	8,683	13,877
Total long-term liabilities	68,861	17,882
Total liabilities	221,439	231,639
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,123 and 27,788 shares issued and outstanding, respectively	281	278
Additional paid-in capital	184,663	172,771
Retained earnings	396,748	367,021
Accumulated other comprehensive loss	(2,116)	(4,748)
Total stockholders’ equity	579,576	535,322
Total liabilities and stockholders’ equity	$801,015	$766,961
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$260,172	$226,317	$497,833	$443,385
Cost of revenue:
Cost of product revenue	138,891	103,712	253,929	200,213
Amortization of acquired intangible assets	3,111	4,679	6,188	9,461
Total cost of revenue	142,002	108,391	260,117	209,674
Gross profit	118,170	117,926	237,716	233,711
Operating expenses:
Research and development	35,650	34,924	70,919	67,869
Selling and marketing	56,409	45,910	95,245	77,239
General and administrative	20,592	23,468	43,499	49,301
Amortization of acquired intangible assets	269	269	540	542
Total operating expenses	112,920	104,571	210,203	194,951
Operating income	5,250	13,355	27,513	38,760
Other income, net	1,533	1,507	2,813	2,026
Income before income taxes	6,783	14,862	30,326	40,786
Income tax (benefit) expense	(424)	4,391	599	9,914
Net income	$7,207	$10,471	$29,727	$30,872
Net income per share:
Basic	$0.26	$0.38	$1.06	$1.11
Diluted	$0.25	$0.37	$1.03	$1.08
Number of shares used in per share calculations:
Basic	28,079	27,615	27,970	27,802
Diluted	28,763	28,337	28,779	28,658

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$7,207	$10,471	$29,727	$30,872
Other comprehensive income (loss):
Net foreign currency translation adjustments	1,794	(11,123)	(676)	(5,785)
Net unrealized gains (losses) on cash flow hedges, net of tax	(1,540)	1,619	3,261	(232)
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(267)	(169)	(161)	421
Net unrealized gains (losses) on marketable securities, net of tax	95	87	208	(85)
Total comprehensive income	$7,289	$885	$32,359	$25,191
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at March 30, 2019	28,038	$280	$175,000	$389,541	$(2,198)	$562,623
Issuance of common stock under employee stock plans	39	—	2,117			2,117
Vesting of restricted stock units	47	1	(1)			—
Stock-based compensation			7,594			7,594
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(1)	—	(65)			(65)
Other comprehensive income					82	82
Directors' deferred compensation			18			18
Net income				7,207		7,207
Balance at June 29, 2019	28,123	$281	$184,663	$396,748	$(2,116)	$579,576

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
Issuance of common stock under employee stock plans	116	1	4,679			4,680
Vesting of restricted stock units	278	3	(3)			—
Stock-based compensation			14,458			14,458
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(59)	(1)	(7,276)			(7,277)
Other comprehensive income					2,632	2,632
Directors' deferred compensation			34			34
Net income				29,727		29,727
Balance at June 29, 2019	28,123	$281	$184,663	$396,748	$(2,116)	$579,576
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at March 31, 2018	28,073	$280	$191,021	$299,430	$5,897	$496,628
Issuance of common stock under employee stock plans	56	1	2,205			2,206
Vesting of restricted stock units	43	1	(1)			—
Stock-based compensation			6,431			6,431
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(1)	—	(54)			(54)
Other comprehensive income					(9,587)	(9,587)
Directors' deferred compensation			16			16
Share repurchases	(769)	(8)	(48,062)			(48,070)
Net income				10,471		10,471
Balance at June 30, 2018	27,402	$274	$151,556	$309,901	$(3,690)	$458,041

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 30, 2017	27,945	$279	$190,067	$277,989	$1,992	$470,327
Issuance of common stock under employee stock plans	67	1	2,604			2,605
Vesting of restricted stock units	240	2	(2)			—
Stock-based compensation			12,377			12,377
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	—	(3,532)			(3,532)
Other comprehensive income					(5,682)	(5,682)
Directors' deferred compensation			34			34
Share repurchases	(799)	(8)	(49,992)			(50,000)
Cumulative effect of a change in accounting principle related to adoption of ASC 606				1,040		1,040
Net income				30,872		30,872
Balance at June 30, 2018	27,402	$274	$151,556	$309,901	$(3,690)	$458,041
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$29,727	$30,872
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	17,905	17,606
Stock-based compensation	14,458	12,377
Deferred income taxes, net	535	(4,208)
Other	3,106	384
Changes in operating assets and liabilities — (use) source
Accounts receivable	67,808	66,085
Inventory	(27,112)	(10,303)
Other current assets	(14,246)	(12,764)
Accounts payable	(52,835)	(46,519)
Accrued expenses and other liabilities	(18,043)	(27,211)
Net cash provided by operating activities	21,303	26,319
Cash flows from investing activities:
Additions of property and equipment	(14,705)	(14,284)
Change in other assets	(4,541)	(1,837)
Proceeds from sale of equity investment	—	629
Cash paid for business acquisition, net of cash acquired	(2,817)	—
Purchases of investments	—	(6,438)
Sales and maturities of investments	5,880	7,000
Net cash used in investing activities	(16,183)	(14,930)
Cash flows from financing activities:
Proceeds from employee stock plans	4,680	2,605
Income tax withholding payment associated with restricted stock vesting	(7,277)	(3,532)
Stock repurchases	—	(50,000)
Net cash used in financing activities	(2,597)	(50,927)
Effect of exchange rate changes on cash and cash equivalents	(101)	(314)
Net increase (decrease) in cash and cash equivalents	2,422	(39,852)
Cash and cash equivalents, at beginning of period	130,373	128,635
Cash and cash equivalents, at end of period	$132,795	$88,783
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Additions of property and equipment included in accounts payable	$4,746	$1,537
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the Securities and Exchange Commission on February 14, 2019.
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
Other Assets
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies its cost method investments as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At June 29, 2019 and December 29, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $21.6 million and $15.1 million, respectively.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$7,207	$10,471	$29,727	$30,872
Weighted-average common shares outstanding	28,079	27,615	27,970	27,802
Dilutive effect of employee stock awards	684	722	809	856
Diluted weighted-average common shares outstanding	28,763	28,337	28,779	28,658
Basic income per share	$0.26	$0.38	$1.06	$1.11
Diluted income per share	$0.25	$0.37	$1.03	$1.08
Employee stock awards representing approximately 0.2 million shares of common stock for the three months ended June 29, 2019 and June 30, 2018, and approximately 0.1 million shares of common stock for the six months ended June 29, 2019 and June 30, 2018, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
In February 2016, the FASB issued ASU No. 2016-02 "Leases." This ASU and subsequently issued amendments require lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. The standard also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an alternative transition method that entities can elect when adopting the new standard. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company adopted the standard effective December 30, 2018 using the alternative transition method which resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $52.8 million and $67.3 million, respectively. The Company's consolidated financial statements as of and for the three and six months ended June 29, 2019 are presented under the new standard, while the comparative quarter presented is not adjusted and continues to be reported in accordance with the historical accounting policy. See Note 4, "Leases," for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to lease accounting.
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
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments," as clarified in ASU No. 2019-04 and ASU No. 2019-05. The guidance amends the impairment model by requiring entities to use a forward-

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standards on its consolidated financial statements.
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
During the third quarter of 2018, the Company launched Roomba i7 and i7+ which brought a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home's floor plan. The Company has concluded that beginning with this launch, the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of performance obligations would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 29, 2019 is not material. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of June 29, 2019, the Company has reserves for product returns of $44.5 million and other credits and incentives of $69.7 million. As of December 29, 2018, the Company had reserves for product returns of $53.9 million and other credits and incentives of $97.7 million. Revenue recognized during the three months ended June 29, 2019 and June 30, 2018 related to performance obligations satisfied in a prior period was not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$124,472	$111,526	$238,537	$218,388
EMEA	82,893	70,123	157,462	139,710
Other	52,807	44,668	101,834	85,287
Total revenue	$260,172	$226,317	$497,833	$443,385

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	June 29, 2019	December 29, 2018
Accounts receivable, net	$90,401	$162,166
Contract liabilities	3,075	5,756
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended June 29, 2019 and June 30, 2018, the Company recognized $5.3 million and $6.3 million, respectively, of the contract liability balance as revenue upon transfer of the products to customers. During the six months ended June 29, 2019 and June 30, 2018, the Company recognized $5.8 million and $6.7 million, respectively, of the contract liability balance as revenue upon transfer of the products to customers. The Company does not assess whether a prepayment received represents a significant financing component as the period between when the payment is received and the transfer of the products to the customer is generally one year or less.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for existing leases upon adoption or new leases post adoption, respectively. At June 29, 2019, the Company's weighted average discount rate was 3.61%, while the weighted average remaining lease term was 9.58 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019
Operating lease cost	$1,969	$3,939
Variable lease cost	1,316	2,136
Total lease cost	$3,285	$6,075

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,865	$4,881
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$52,767

Maturities of operating lease liabilities were as follows as of June 29, 2019 (in thousands):

Operating leases
Remainder of 2019	$3,435
2020	8,543
2021	8,255
2022	7,580
2023	7,127
Thereafter	41,198
Total minimum lease payments	$76,138
Less: imputed interest	12,548
Present value of future minimum lease payments	$63,590
Less: current portion of operating lease liabilities (Note 7)	5,522
Long-term lease liabilities	$58,068

Financial Statement Impact of Adopting ASC 842
The Company adopted ASC 842 effective December 30, 2018 using the alternative transition method. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company elected the practical expedient to use hindsight in determining lease term. The adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $52.8 million and $67.3 million, respectively. The standard did not materially impact the Company's consolidated income or cash flows.

5. Inventory
Inventory consists of the following (in thousands):

	June 29, 2019	December 29, 2018
Raw materials	$2,922	$2,992
Finished goods	189,088	161,641
	$192,010	$164,633

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the six months ended June 29, 2019 (in thousands):

Balance as of December 29, 2018	$118,896
Acquisition	2,050
Effect of foreign currency translation	(408)
Balance as of June 29, 2019	$120,538

Intangible assets at June 29, 2019 and December 29, 2018 consisted of the following (in thousands):

	June 29, 2019			December 29, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$28,100	$23,396	$4,704	$26,900	$21,607	$5,293
Tradename	100	100	—	100	100	—
Customer relationships	11,255	1,859	9,396	11,291	1,365	9,926
Reacquired distribution rights	32,347	27,921	4,426	32,499	23,598	8,901
Non-competition agreements	262	152	110	263	110	153
Total	$72,064	$53,428	$18,636	$71,053	$46,780	$24,273

Amortization expense related to acquired intangible assets was $3.4 million and $4.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Amortization expense related to acquired intangible assets was $6.7 million and $10.0 million for the six months ended June 29, 2019 and June 30, 2018, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2019	$5,635	$497	$6,132
2020	1,140	1,016	2,156
2021	1,140	792	1,932
2022	915	792	1,707
2023	240	792	1,032
Thereafter	60	5,617	5,677
Total	$9,130	$9,506	$18,636

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	June 29, 2019	December 29, 2018
Accrued other compensation	$12,241	$10,518
Accrued warranty	11,970	11,964
Accrued direct fulfillment costs	9,543	5,372
Accrued bonus	6,914	21,226
Current portion of operating lease liabilities	5,522	—
Accrued sales and other indirect taxes payable	4,931	11,397
Accrued income taxes	2,547	1,936
Accrued accounting fees	2,020	2,052
Accrued other	7,941	6,794
	$63,629	$71,259

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the Japanese Yen, Canadian Dollar, British Pound and the Euro. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on sales and purchases. These contracts typically have maturities of thirty-seven months or less. At June 29, 2019 and December 29, 2018, the Company had outstanding cash flow hedges with a total notional value of $389.9 million and $366.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of ten months or less. At June 29, 2019 and December 29, 2018, the Company had outstanding economic hedges with a total notional value of $48.0 million and $56.0 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	June 29, 2019	December 29, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$480	$551
Foreign currency forward contracts	Accrued expenses	598	—
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$1,201	$53
Foreign currency forward contracts	Other assets	3,454	172
Foreign currency forward contracts	Accrued expenses	1,102	335
Foreign currency forward contracts	Long-term liabilities	833	795

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gain (loss) recognized in income	Other income, net	$(1,085)	$1,707	$(652)	$538

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables reflect the effect of derivatives designated as cash flow hedging for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency forward contracts	$(2,054)	$2,154	$4,350	$(560)

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended
	June 29, 2019		June 30, 2018
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$260,172	$142,002	$226,317	$108,391

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$359	$—	$(113)	$370

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Six Months Ended
	June 29, 2019		June 30, 2018
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$497,833	$260,117	$443,385	$209,674

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$214	$—	$(279)	$(386)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 29, 2019, were as follows (in thousands):

	Fair Value Measurements as of June 29, 2019
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Corporate and government bonds, $24,018 at cost (3)	$—	$23,984	$—
Derivative instruments (Note 8)	—	5,135	—
Total assets measured at fair value	$—	$29,119	$—

Liabilities:
Derivative instruments (Note 8)	$—	$2,533	$—
Total liabilities measured at fair value	$—	$2,533	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2018, were as follows (in thousands):

	Fair Value Measurements as of December 29, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,730	$—	$—
Corporate and government bonds, $30,035 at cost	—	29,605	—
Convertible note	—	—	2,000
Derivative instruments (Note 8)	—	776	—
Total assets measured at fair value	$3,730	$30,381	$2,000

Liabilities:
Derivative instruments (Note 8)	$—	$1,130	$—
Total liabilities measured at fair value	$—	$1,130	$—

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

(3)	As of June 29, 2019, the Company’s investments had maturity dates ranging from August 2019 to March 2021.

The following table provides a summary of changes in fair value of our Level 3 investment for the six months ended June 29, 2019 (in thousands):

Balance as of December 29, 2018	$2,000
Conversion of convertible note	(2,000)
Balance as of June 29, 2019	$—

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
Outstanding Purchase Orders
At June 29, 2019, the Company had outstanding purchase orders aggregating approximately $213.0 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company determines that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2019 and December 29, 2018, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance at beginning of period	$11,628	$11,833	$11,964	$11,264
Provision	2,682	2,193	5,333	4,628
Warranty usage	(2,340)	(2,793)	(5,327)	(4,659)
Balance at end of period	$11,970	$11,233	$11,970	$11,233

12. Income Taxes
The Company’s effective income tax rate for the three months ended June 29, 2019 and June 30, 2018, was (6.3)% and 29.6%, respectively. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit in the three months ended June 29, 2019. In addition, the Company recorded a discrete charge for estimated taxes associated with a restructuring of the EMEA business in the three months ended June 30, 2018.
The Company's effective income tax rate of (6.3)% for the three months ended June 29, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation and the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s effective income tax rate for the six months ended June 29, 2019 and June 30, 2018, was 2.0% and 24.3%, respectively. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and a decrease in foreign taxes related to a discrete charge for estimated taxes associated with a restructuring of the EMEA business in the three months ended June 30, 2018.
The Company's effective income tax rate of 2.0% for the six months ended June 29, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation.
13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through distributor and retail sales channels, as well as its on-line stores.
Significant Customers
For the three months ended June 29, 2019 and June 30, 2018, the Company generated 28.0% and 23.8% of total revenue, respectively, from one of its retailers (Amazon).
For the six months ended June 29, 2019 and June 30, 2018, the Company generated 22.3% and 17.7% of total revenue, respectively, from one of its retailers (Amazon).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning new product sales, the timing of product launches, product development and offerings, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
As of June 29, 2019, we had 1,120 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to enhance existing products, develop next-generation versions of our products and design and launch new products, reducing the time, cost and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.

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
During the first quarter of 2019, we launched Roomba i7 and i7+ in EMEA, Japan and China. During the second quarter of 2019, we successfully launched two new cleaning robots in the U.S., the Roomba s9 and s9+, which, along with the features of the Roomba i7 and i7+, are robot vacuums that can clean deep into corners and along edges, and the Braava jet m6 robot mop, which can tackle multiple rooms and large spaces with advanced navigation and mapping capabilities. Together, these two robots can use Imprint Link Technology to talk to each other, automatically vacuuming and then mopping without additional action by the user. We anticipate that the s9 and s9+ will be launched in EMEA in the third quarter of 2019 and in all other target markets in early 2020. We anticipate that the m6 will be launched in all target markets during the second half of 2019.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs, valuation of goodwill and acquired intangible assets; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Effective December 30, 2018, we adopted the new leasing standard under ASC 842 using the alternative transition method. The adoption of the new standard resulted in a material increase in the assets and liabilities, while the impact on the Company's results of operations and cash flows was not material for the three and six months ended June 29, 2019. We have updated our accounting policy as it relates to lease accounting. Refer to Note 4 of the consolidated financial statements.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	53.4	45.8	51.0	45.2
Amortization of acquired intangible assets	1.2	2.1	1.2	2.1
Total cost of revenue	54.6	47.9	52.2	47.3
Gross profit	45.4	52.1	47.8	52.7
Operating expenses:
Research and development	13.7	15.4	14.2	15.3
Selling and marketing	21.7	20.3	19.2	17.5
General and administrative	7.9	10.4	8.8	11.1
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	43.4	46.2	42.3	44.0
Operating income	2.0	5.9	5.5	8.7
Other income, net	0.6	0.7	0.6	0.5
Income before income taxes	2.6	6.6	6.1	9.2
Income tax (benefit) expense	(0.2)	2.0	0.1	2.2
Net income	2.8%	4.6%	6.0%	7.0%
Comparison of Three and Six Months Ended June 29, 2019 and June 30, 2018
Revenue

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Revenue	$260,172	$226,317	$33,855	15.0%	$497,833	$443,385	$54,448	12.3%
Revenue for the three months ended June 29, 2019 increased to $260.2 million, or 15.0%, compared to $226.3 million for the three months ended June 30, 2018. The $33.9 million increase in revenue for the three months ended June 29, 2019 was primarily driven by an increase in the average gross selling price of 3.9% for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018. The increase in average gross selling price was primarily driven by the launch of our new products during the second half of fiscal 2018 and current period. Total robots shipped in the three months ended June 29, 2019 were approximately 1.1 million units, compared to approximately 1.0 million units in the three months ended June 30, 2018. In the three months ended June 29, 2019, domestic revenue increased $12.9 million, or 11.6%, and international revenue increased $20.9 million, or 18.2%, as compared to the three months ended June 30, 2018.
Revenue for the six months ended June 29, 2019 increased to $497.8 million, or 12.3%, compared to $443.4 million for the six months ended June 30, 2018. The $54.4 million increase in revenue for the six months ended June 29, 2019 was primarily driven by an increase in the average gross selling price of 3.7% for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018. The increase in average gross selling price was primarily driven by the launch of our new products during the second half of fiscal 2018 and current period. Total robots shipped in the six months ended June 29, 2019 were approximately 2.0 million units, compared to approximately 1.8 million units in the six months ended June 30, 2018. In the six months ended June 29, 2019, domestic revenue increased $20.1 million, or 9.2%, and international revenue increased $34.3 million, or 15.2%, as compared to the six months ended June 30, 2018.

Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$138,891	$103,712	$35,179	33.9%	$253,929	$200,213	$53,716	26.8%
As a percentage of revenue	53.4%	45.8%			51.0%	45.2%
Cost of product revenue increased to $138.9 million in the three months ended June 29, 2019, compared to $103.7 million in the three months ended June 30, 2018. The $35.2 million increase in cost of product revenue is primarily due to the increase in revenue and higher tariffs on our Roomba products imported into the United States from China. Effective September 24, 2018, tariffs were set at 10%, and effective May 10, 2019, tariffs further increased to 25%.
Cost of product revenue increased to $253.9 million in the six months ended June 29, 2019, compared to $200.2 million in the six months ended June 30, 2018. The $53.7 million increase in cost of product revenue is primarily due to the increase in revenue and higher tariffs on our Roomba products imported into the United States from China. Effective September 24, 2018, tariffs were set at 10%, and effective May 10, 2019, tariffs further increased to 25%.
Gross Profit

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Gross profit	$118,170	$117,926	$244	0.2%	$237,716	$233,711	$4,005	1.7%
Gross margin	45.4%	52.1%			47.8%	52.7%
Gross margin decreased to 45.4% in the three months ended June 29, 2019 compared to 52.1% in the three months ended June 30, 2018. The decrease in gross margin is primarily related to increased pricing and promotional activity in our international markets, most notably EMEA, as well as the increased tariffs on our Roomba products imported to the United States from China.
Gross margin decreased to 47.8% in the six months ended June 29, 2019 compared to 52.7% in the six months ended June 30, 2018. The decrease in gross margin is primarily related to pricing and promotional activity in our international markets as well as the increased tariffs on our Roomba products imported to the United States from China.
Research and Development

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Research and development	$35,650	$34,924	$726	2.1%	$70,919	$67,869	$3,050	4.5%
As a percentage of revenue	13.7%	15.4%			14.2%	15.3%
Research and development expenses increased $0.7 million, or 2.1%, to $35.7 million (13.7% of revenue) in the three months ended June 29, 2019 from $34.9 million (15.4% of revenue) in the three months ended June 30, 2018. This increase is primarily due to an increase in people-related costs of $2.5 million resulting from increased headcount, offset by lower program-related cost of $1.8 million during the three months ended June 29, 2019.
Research and development expenses increased $3.1 million, or 4.5%, to $70.9 million (14.2% of revenue) in the six months ended June 29, 2019 from $67.9 million (15.3% of revenue) in the six months ended June 30, 2018. This increase is primarily due to an increase in people-related costs of $5.9 million resulting from increased headcount, offset by lower program-related costs of $3.1 million during the six months ended June 29, 2019.

Selling and Marketing

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Selling and marketing	$56,409	$45,910	$10,499	22.9%	$95,245	$77,239	$18,006	23.3%
As a percentage of revenue	21.7%	20.3%			19.2%	17.5%
Selling and marketing expenses increased by $10.5 million, or 22.9%, to $56.4 million (21.7% of revenue) in the three months ended June 29, 2019 from $45.9 million (20.3% of revenue) in the three months ended June 30, 2018. This increase was primarily attributable to an increase in marketing investments totaling $8.7 million to support our new product launches in the U.S. and certain promotional and advertising campaigns in the US. and abroad as well as higher people-related costs of $1.3 million.
Selling and marketing expenses increased by $18.0 million, or 23.3%, to $95.2 million (19.2% of revenue) in the six months ended June 29, 2019 from $77.2 million (17.5% of revenue) in the six months ended June 30, 2018. This increase was primarily attributable to an increase in marketing investments totaling $13.8 million to support our new product launches and certain promotional and advertising campaigns in all regions as well as higher people-related costs of $3.1 million.
General and Administrative

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
General and administrative	$20,592	$23,468	$(2,876)	(12.3)%	$43,499	$49,301	$(5,802)	(11.8)%
As a percentage of revenue	7.9%	10.4%			8.8%	11.1%
General and administrative expenses decreased by $2.9 million, or 12.3%, to $20.6 million (7.9% of revenue) in the three months ended June 29, 2019 from $23.5 million (10.4% of revenue) in the three months ended June 30, 2018 primarily attributable to lower legal costs of $1.6 million after favorable determination of a previously-disclosed intellectual property litigation suit in the fourth quarter of 2018, as well as lower consulting costs of $0.6 million.
General and administrative expenses decreased by $5.8 million, or 11.8%, to $43.5 million (8.8% of revenue) in the six months ended June 29, 2019 from $49.3 million (11.1% of revenue) in the six months ended June 30, 2018 primarily attributable to lower legal costs of $4.6 million after favorable determination of a previously-disclosed intellectual property litigation suit in the fourth quarter of 2018, as well as lower consulting costs of $1.4 million.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of revenue	$3,111	$4,679	$(1,568)	(33.5)%	$6,188	$9,461	$(3,273)	(34.6)%
Operating expense	269	269	—	—%	540	542	(2)	(0.4)%
Total amortization expense	$3,380	$4,948	$(1,568)	(31.7)%	$6,728	$10,003	$(3,275)	(32.7)%
As a percentage of revenue	1.3%	2.2%			1.4%	2.3%
The decrease in amortization of acquired intangible assets in the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018, was primarily related to the reacquired distribution rights intangible asset, which is being amortized on an accelerated basis.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Other income, net	$1,533	$1,507	$26	1.7%	$2,813	$2,026	$787	38.8%
As a percentage of revenue	0.6%	0.7%			0.6%	0.5%
Other income, net, amounted to $1.5 million and $1.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Other income, net, amounted to $2.8 million and $2.0 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Dollar Change	Percent Change	June 29, 2019	June 30, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax (benefit) expense	$(424)	$4,391	$(4,815)	(109.7)%	$599	$9,914	$(9,315)	(94.0)%
Effective income tax rate	(6.3)%	29.6%			2.0%	24.3%

We recorded an income tax benefit of $(0.4) million and income tax expense of $4.4 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The $(0.4) million income tax benefit for the three months ended June 29, 2019 resulted in an effective income tax rate of (6.3)%. The $4.4 million income tax expense for the three months ended June 30, 2018 resulted in an effective income tax rate of 29.6%. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit in the three months ended June 29, 2019. In addition, we recorded a discrete charge for estimated taxes associated with a restructuring of the EMEA business in the three months ended June 30, 2018.
Our effective income tax rate of (6.3)% for the three months ended June 29, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation and the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit.
We recorded an income tax expense of $0.6 million and $9.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The $0.6 million income tax expense for the six months ended June 29, 2019 resulted in an effective income tax rate of 2.0%. The $9.9 million income tax expense for the six months ended June 30, 2018 resulted in an effective income tax rate of 24.3%. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and a decrease in foreign taxes related to a discrete charge for estimated taxes associated with a restructuring of the EMEA business recorded in the six months ended June 30, 2018.
Our effective income tax rate of 2.0% for the six months ended June 29, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation.

Liquidity and Capital Resources
At June 29, 2019, our principal sources of liquidity were cash and cash equivalents totaling $132.8 million and short-term investments of $24.0 million. Our working capital, which represents our total current assets less total current liabilities, was $328.6 million as of June 29, 2019, compared to $227.7 million as of June 30, 2018.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the six months ended June 29, 2019 and June 30, 2018, we spent $14.7 million and $14.3 million, respectively, on capital expenditures.
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
Cash provided by operating activities
Net cash provided by operating activities for the six months ended June 29, 2019 was $21.3 million, of which the principal components were our net income of $29.7 million, non-cash charges of $36.0 million and changes in working capital. The change in working capital mainly includes a decrease in accounts receivable of $67.8 million, partially offset by a decrease in accounts payable and accrued expenses of $70.9 million and increases in inventory and other current assets of $27.1 million and $14.2 million, respectively.
Cash used in investing activities
Net cash used in investing activities for the six months ended June 29, 2019 was $16.2 million. During the six months ended June 29, 2019, we invested $14.7 million in the purchase of property and equipment, including machinery and tooling for new products. In addition, we made strategic investments of $4.5 million and paid $2.8 million for a business acquisition, while sales and maturities of marketable securities amounted to $5.9 million.
Cash used in financing activities
Net cash used in financing activities for the six months ended June 29, 2019 was $2.6 million. During the six months ended June 29, 2019, we received $4.7 million from employee stock plans and paid $7.3 million upon vesting of restricted stock where 59,260 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million extending the term of the credit facilities to June 2023. As of June 29, 2019, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of June 29, 2019, we were in compliance with all covenants under the revolving credit facility.
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
Off-Balance Sheet Arrangements
As of June 29, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including Japanese Yen, Canadian Dollars, Chinese Renminbi, British Pounds and Euros. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
In addition to international business conducted in foreign currencies, we have international revenue denominated in U.S. dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales primarily in Japanese Yen and Euros. At June 29, 2019 and December 29, 2018, we had outstanding cash flow hedges with a total notional value of $389.9 million and $366.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of ten months or less. At June 29, 2019 and December 29, 2018, we had outstanding economic hedges with a total notional value of $48.0 million and $56.0 million, respectively.
At June 29, 2019, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $45.9 million.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 29, 2018, other than updates regarding the tariff increase as set forth in the following:

Significant developments from the recent and potential changes in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a 10% tariff on certain goods imported from China, which include the majority of those imported by the Company. These tariffs were increased to 25% on May 10, 2019. In addition, the U.S. government has indicated a desire to implement tariffs on the remainder of the goods the Company imports from China, although the timing of such an increase is unpredictable.  These tariffs, and other governmental action relating to international trade agreements or policies, have adversely impacted demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, have adversely impacted, and we expect will continue to adversely impact, our business, financial condition and results of operations. The already-implemented, and any additional or increased, tariffs have caused and may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.  Any such price increase, may not be sufficient to fully offset the impact of the tariffs, result in lowering our margin on products sold, as was the case during the first half of 2019 and we expect going forward. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources and Corporate Communications, Christian Cerda, Chief Operating Officer, Glen Weinstein, EVP & Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Ruey-bin Kao, Andrew Miller and Michelle Stacy, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 1, 2019	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)