Form 10-Q
period 2019-09-28
IROBOT CORP
filed 2019-10-31
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2019
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
8 Crosby Drive
Bedford, MA 01730
(Address of principal executive offices, including zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 26, 2019 was 28,270,544.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2019

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$70,542	$130,373
Short term investments	20,530	31,605
Accounts receivable, net	169,562	162,166
Inventory	248,303	164,633
Other current assets	39,112	25,660
Total current assets	548,049	514,437
Property and equipment, net	75,019	57,026
Operating lease right-of-use assets	48,948	—
Deferred tax assets	37,177	36,979
Goodwill	117,537	118,896
Intangible assets, net	14,931	24,273
Other assets	32,003	15,350
Total assets	$873,664	$766,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,331	$136,742
Accrued expenses	70,586	71,259
Deferred revenue and customer advances	4,902	5,756
Total current liabilities	183,819	213,757
Operating lease liabilities	56,341	—
Deferred tax liabilities	1,560	4,005
Other long-term liabilities	9,059	13,877
Total long-term liabilities	66,960	17,882
Total liabilities	250,779	231,639
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,245 and 27,788 shares issued and outstanding, respectively	282	278
Additional paid-in capital	189,268	172,771
Retained earnings	432,280	367,021
Accumulated other comprehensive income (loss)	1,055	(4,748)
Total stockholders’ equity	622,885	535,322
Total liabilities and stockholders’ equity	$873,664	$766,961
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$289,399	$264,534	$787,232	$707,919
Cost of revenue:
Cost of product revenue	149,463	124,754	403,392	324,967
Amortization of acquired intangible assets	3,095	4,574	9,283	14,035
Total cost of revenue	152,558	129,328	412,675	339,002
Gross profit	136,841	135,206	374,557	368,917
Operating expenses:
Research and development	33,401	35,309	104,320	103,178
Selling and marketing	42,257	39,030	137,502	116,269
General and administrative	18,372	23,329	61,871	72,630
Amortization of acquired intangible assets	256	263	796	805
Total operating expenses	94,286	97,931	304,489	292,882
Operating income	42,555	37,275	70,068	76,035
Other income, net	900	337	3,713	2,363
Income before income taxes	43,455	37,612	73,781	78,398
Income tax expense	7,923	5,683	8,522	15,597
Net income	$35,532	$31,929	$65,259	$62,801
Net income per share:
Basic	$1.26	$1.16	$2.33	$2.27
Diluted	$1.24	$1.12	$2.27	$2.19
Number of shares used in per share calculations:
Basic	28,154	27,493	28,029	27,692
Diluted	28,650	28,506	28,759	28,629

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$35,532	$31,929	$65,259	$62,801
Other comprehensive income (loss):
Net foreign currency translation adjustments	(4,902)	1,826	(5,578)	(3,960)
Net unrealized gains (losses) on cash flow hedges, net of tax	8,175	272	11,437	40
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(138)	(412)	(300)	9
Net unrealized gains (losses) on marketable securities, net of tax	36	(28)	244	(113)
Total comprehensive income	$38,703	$33,587	$71,062	$58,777
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at June 29, 2019	28,123	$281	$184,663	$396,748	$(2,116)	$579,576
Issuance of common stock under employee stock plans	9	—	301			301
Vesting of restricted stock units	113	1	(1)			—
Stock-based compensation			4,284			4,284
Other comprehensive income					3,171	3,171
Directors' deferred compensation			21			21
Net income				35,532		35,532
Balance at September 28, 2019	28,245	$282	$189,268	$432,280	$1,055	$622,885

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
Issuance of common stock under employee stock plans	125	1	4,980			4,981
Vesting of restricted stock units	391	4	(4)			—
Stock-based compensation			18,742			18,742
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(59)	(1)	(7,276)			(7,277)
Other comprehensive income					5,803	5,803
Directors' deferred compensation			55			55
Net income				65,259		65,259
Balance at September 28, 2019	28,245	$282	$189,268	$432,280	$1,055	$622,885
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at June 30, 2018	27,402	$274	$151,556	$309,901	$(3,690)	$458,041
Issuance of common stock under employee stock plans	149	2	5,340			5,342
Vesting of restricted stock units	120	1	(1)			—
Stock-based compensation			6,592			6,592
Other comprehensive income					1,658	1,658
Directors' deferred compensation			16			16
Net income				31,929		31,929
Balance at September 29, 2018	27,671	$277	$163,503	$341,830	$(2,032)	$503,578

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 30, 2017	27,945	$279	$190,067	$277,989	$1,992	$470,327
Issuance of common stock under employee stock plans	216	3	7,945			7,948
Vesting of restricted stock units	360	4	(4)			—
Stock-based compensation			18,969			18,969
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	(1)	(3,531)			(3,532)
Other comprehensive income					(4,024)	(4,024)
Directors' deferred compensation			49			49
Share repurchases	(799)	(8)	(49,992)			(50,000)
Cumulative effect of a change in accounting principle related to adoption of ASC 606				1,040		1,040
Net income				62,801		62,801
Balance at September 29, 2018	27,671	$277	$163,503	$341,830	$(2,032)	$503,578
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$65,259	$62,801
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	27,744	27,000
Stock-based compensation	18,742	18,969
Deferred income taxes, net	(5,873)	(4,296)
Other	4,687	1,032
Changes in operating assets and liabilities — (use) source
Accounts receivable	(10,948)	31,930
Inventory	(83,863)	(54,619)
Other current assets	(8,155)	(18,418)
Accounts payable	(27,256)	(10,512)
Accrued expenses and other liabilities	(11,916)	(13,594)
Net cash (used in) provided by operating activities	(31,579)	40,293
Cash flows from investing activities:
Additions of property and equipment	(27,080)	(25,284)
Change in other assets	(5,336)	(2,263)
Proceeds from sale of equity investment	—	856
Cash paid for business acquisition, net of cash acquired	(2,817)	—
Purchases of investments	—	(6,438)
Sales and maturities of investments	9,380	10,500
Net cash used in investing activities	(25,853)	(22,629)
Cash flows from financing activities:
Proceeds from employee stock plans	4,981	7,948
Income tax withholding payment associated with restricted stock vesting	(7,277)	(3,532)
Stock repurchases	—	(50,000)
Net cash used in financing activities	(2,296)	(45,584)
Effect of exchange rate changes on cash and cash equivalents	(103)	(593)
Net decrease in cash and cash equivalents	(59,831)	(28,513)
Cash and cash equivalents, at beginning of period	130,373	128,635
Cash and cash equivalents, at end of period	$70,542	$100,122
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs; valuation of goodwill and acquired intangible assets; valuation of financial instruments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
Other Assets
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At September 28, 2019 and December 29, 2018, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $22.4 million and $15.1 million, respectively. On October 17, 2019, the Company disposed of one of these non-marketable equity securities, resulting in a gain of approximately $8.0 million which will be recorded as other income during the fourth quarter of fiscal 2019.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$35,532	$31,929	$65,259	$62,801
Basic weighted-average common shares outstanding	28,154	27,493	28,029	27,692
Dilutive effect of employee stock awards	496	1,013	730	937
Diluted weighted-average common shares outstanding	28,650	28,506	28,759	28,629
Basic income per share	$1.26	$1.16	$2.33	$2.27
Diluted income per share	$1.24	$1.12	$2.27	$2.19
Employee stock awards representing approximately 0.4 million and 0.0 million shares of common stock for the three months ended September 28, 2019 and September 29, 2018, respectively, and approximately 0.1 million shares of common stock for the nine months ended September 28, 2019 and September 29, 2018, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
In February 2016, the FASB issued ASU No. 2016-02 "Leases." This ASU and subsequently issued amendments require lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. The standard also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an alternative transition method that entities can elect when adopting the new standard. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company adopted the standard effective December 30, 2018 using the alternative transition method which resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $52.8 million and $67.3 million, respectively. The Company's consolidated financial statements as of and for the three and nine months ended September 28, 2019 are presented under the new standard, while the comparative quarter presented is not adjusted and continues to be reported in accordance with the historical accounting policy. See Note 4, "Leases," for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to lease accounting.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company intends to adopt the ASU using the prospective method effective December 29, 2019, and does not expect the new standard will have a material impact on its consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments," as clarified in ASU No. 2019-04 and ASU No. 2019-05. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt the ASU effective December 29, 2019. The Company does not believe the new standard will have a material impact on its consolidated financial statements.
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
During the third quarter of 2018, the Company launched Roomba i7 and i7+ which brought a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home's floor plan. The Company has concluded that beginning with this launch, the Cloud Services related to these new products are a material performance obligation. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of performance obligations would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 28, 2019 is not material. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
Significant Judgments
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. In addition, the Company may provide other credits or incentives, including price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of September 28, 2019, the Company has reserves for product returns of $41.7 million and other credits and incentives of $78.6 million. As of December 29, 2018, the Company had reserves for product returns of $53.9 million and other credits and incentives of $97.7 million. Revenue recognized during the three and nine months

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

ended September 28, 2019 and September 29, 2018 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$117,929	$127,240	$356,466	$345,628
EMEA	93,688	73,831	251,150	213,541
Other	77,782	63,463	179,616	148,750
Total revenue	$289,399	$264,534	$787,232	$707,919

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 28, 2019	December 29, 2018
Accounts receivable, net	$169,562	$162,166
Contract liabilities	6,412	5,756
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities primarily relate to prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended September 28, 2019 and September 29, 2018, the Company recognized $1.7 million and $2.2 million, respectively, of the contract liability balance as revenue upon transfer of the products to customers. During the nine months ended September 28, 2019 and September 29, 2018, the Company recognized $5.8 million and $6.7 million, respectively, of the contract liability balance as revenue upon transfer of the products to customers. The Company does not assess whether a prepayment received represents a significant financing component as the period between when the payment is received and the transfer of the products to the customer is generally one year or less.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for existing leases upon adoption or new leases post adoption, respectively. At September 28, 2019, the Company's weighted average discount rate was 3.61%, while the weighted average remaining lease term was 9.40 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019
Operating lease cost	$2,250	$6,539
Variable lease cost	828	2,965
Total lease cost	$3,078	$9,504

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,566	$7,447
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$460	$53,227

Maturities of operating lease liabilities were as follows as of September 28, 2019 (in thousands):

Operating leases
Remainder of 2019	$1,774
2020	8,798
2021	8,232
2022	7,560
2023	7,109
Thereafter	41,128
Total minimum lease payments	$74,601
Less: imputed interest	11,953
Present value of future minimum lease payments	$62,648
Less: current portion of operating lease liabilities (Note 7)	6,307
Long-term lease liabilities	$56,341

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Inventory
Inventory consists of the following (in thousands):

	September 28, 2019	December 29, 2018
Raw materials	$2,801	$2,992
Finished goods	245,502	161,641
	$248,303	$164,633

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the nine months ended September 28, 2019 (in thousands):

Balance as of December 29, 2018	$118,896
Acquisition	2,050
Effect of foreign currency translation	(3,409)
Balance as of September 28, 2019	$117,537

Intangible assets consisted of the following (in thousands):

	September 28, 2019			December 29, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$28,100	$24,320	$3,780	$26,900	$21,607	$5,293
Tradename	100	100	—	100	100	—
Customer relationships	10,989	2,049	8,940	11,291	1,365	9,926
Reacquired distribution rights	31,239	29,112	2,127	32,499	23,598	8,901
Non-competition agreements	251	167	84	263	110	153
Total	$70,679	$55,748	$14,931	$71,053	$46,780	$24,273

Amortization expense related to acquired intangible assets was $3.4 million and $4.8 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Amortization expense related to acquired intangible assets was $10.1 million and $14.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2019	$2,411	$231	$2,642
2020	1,140	990	2,130
2021	1,140	774	1,914
2022	915	774	1,689
2023	240	774	1,014
Thereafter	61	5,481	5,542
Total	$5,907	$9,024	$14,931

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	September 28, 2019	December 29, 2018
Accrued other compensation	$14,625	$10,518
Accrued warranty	12,372	11,964
Accrued direct fulfillment costs	13,000	5,372
Accrued bonus	9,050	21,226
Current portion of operating lease liabilities	6,307	—
Accrued sales and other indirect taxes payable	3,073	11,397
Accrued federal and state income taxes	3,146	1,936
Accrued accounting fees	1,985	2,052
Accrued other	7,028	6,794
	$70,586	$71,259

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on sales. These contracts typically have maturities of thirty-seven months or less. At September 28, 2019 and December 29, 2018, the Company had outstanding cash flow hedges with a total notional value of $387.8 million and $366.7 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of ten months or less. At September 28, 2019 and December 29, 2018, the Company had outstanding economic hedges with a total notional value of $75.9 million and $56.0 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	September 28, 2019	December 29, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,342	$551
Foreign currency forward contracts	Accrued expenses	727	—
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$4,580	$53
Foreign currency forward contracts	Other assets	9,574	172
Foreign currency forward contracts	Accrued expenses	355	335
Foreign currency forward contracts	Long-term liabilities	363	795

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gain (loss) recognized in income	Other income, net	$852	$435	$200	$973

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency forward contracts	$10,905	$362	$15,254	$(198)

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended
	September 28, 2019		September 29, 2018
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$289,399	$152,558	$264,534	$129,328

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$185	$—	$549	$—

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Nine Months Ended
	September 28, 2019		September 29, 2018
	Revenue	Cost of revenue	Revenue	Cost of revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$787,232	$412,675	$707,919	$339,002

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$400	$—	$270	$(386)

9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 28, 2019
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Corporate and government bonds, $20,516 at cost (3)	$—	$20,530	$—
Derivative instruments (Note 8)	—	15,496	—
Total assets measured at fair value	$—	$36,026	$—

Liabilities:
Derivative instruments (Note 8)	$—	$1,445	$—
Total liabilities measured at fair value	$—	$1,445	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of December 29, 2018
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$3,730	$—	$—
Corporate and government bonds, $30,035 at cost	—	29,605	—
Convertible note	—	—	2,000
Derivative instruments (Note 8)	—	776	—
Total assets measured at fair value	$3,730	$30,381	$2,000

Liabilities:
Derivative instruments (Note 8)	$—	$1,130	$—
Total liabilities measured at fair value	$—	$1,130	$—

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

(3)	As of September 28, 2019, the Company’s investments had maturity dates ranging from October 2019 to March 2021.

The following table provides a summary of changes in fair value of our Level 3 investment for the nine months ended September 28, 2019 (in thousands):

Balance as of December 29, 2018	$2,000
Conversion of convertible note	(2,000)
Balance as of September 28, 2019	$—

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
On October 24, 2019, purported Company shareholder Miramar Firefighters’ Pension Fund filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its directors and officers, captioned Miramar Firefighters’ Pension Fund v. iRobot Corporation, et al., No. 1:19-cv-09837.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s acquisitions of Sales on Demand Corporation and Robopolis SAS and the Company’s subsequent financial performance.  The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company’s allegedly inflated stock price, attorneys’ fees and costs, and unspecified equitable/injunctive relief.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Outstanding Purchase Orders
At September 28, 2019, the Company had outstanding purchase orders of approximately $135.2 million. These purchase orders, the majority of which are with contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2019 and December 29, 2018, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at beginning of period	$11,970	$11,233	$11,964	$11,264
Provision	3,484	2,682	8,817	7,310
Warranty usage	(3,082)	(2,485)	(8,409)	(7,144)
Balance at end of period	$12,372	$11,430	$12,372	$11,430

12. Income Taxes
The Company’s effective income tax rate for the three months ended September 28, 2019 and September 29, 2018, was 18.2% and 15.1%, respectively. The increase in the effective income tax rate was primarily due to lower tax benefits recognized related to excess stock-based compensation.
The Company's effective income tax rate of 18.2% for the three months ended September 28, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of higher tax benefits related to federal and state income tax credits.
The Company’s effective income tax rate for the nine months ended September 28, 2019 and September 29, 2018, was 11.6% and 19.9%, respectively. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and a decrease in foreign taxes related to a discrete charge for estimated taxes associated with a restructuring of the EMEA business in the nine months ended September 29, 2018.
The Company's effective income tax rate of 11.6% for the nine months ended September 28, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation.
13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers around the world through distributor and retail sales channels, as well as its on-line stores.
Significant Customers
For the three months ended September 28, 2019 and September 29, 2018, the Company generated 29.6% and 24.8% of total revenue, respectively, from one of its retailers (Amazon).
For the nine months ended September 28, 2019 and September 29, 2018, the Company generated 25.0% and 20.4% of total revenue, respectively, from one of its retailers (Amazon).

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning new product sales, the timing of product launches, product development and offerings, our consumer robots, our competition, our strategy, our market position, the impact of tariffs, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
As of September 28, 2019, we had 1,132 full-time employees. We have developed expertise in the disciplines necessary to build durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to enhance existing products, develop next-generation versions of our products and design and launch new products, reducing the time, cost and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
Our continued success depends upon our ability to respond to a number of challenges in the consumer robots market. We believe the most significant of these include increasing competition and our ability to successfully develop and introduce products and product enhancements into both new and existing markets. Furthermore, we believe that our efforts to cost-optimize our products and diversify our contract manufacturing and broader supply chain will continue to play an important role in maintaining competitive product pricing, reducing supply-chain risk and limiting China-related tariff exposure, among other factors that impact our results of operations.
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
During the first quarter of 2019, we launched Roomba i7 and i7+ in EMEA, Japan and China. During the second quarter of 2019, we successfully launched two new cleaning robots in the U.S., the Roomba s9 and s9+, which, along with the features of the Roomba i7 and i7+, are robot vacuums that can clean deep into corners and along edges, and the Braava jet m6 robot mop, which can tackle multiple rooms and large spaces with advanced navigation and mapping capabilities. Together, these two robots can use Imprint Link Technology to talk to each other, automatically vacuuming and then mopping without additional action by the user. During the third quarter of 2019, the s9 and s9+ were launched in EMEA, while the m6 was launched in both EMEA and Japan. We anticipate that the s9, s9+ and m6 will launch in all other target markets in early 2020.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; warranty costs, valuation of goodwill and acquired intangible assets; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Effective December 30, 2018, we adopted the new leasing standard under ASC 842 using the alternative transition method. The adoption of the new standard resulted in a material increase in the assets and liabilities, while the impact on the Company's results of operations and cash flows was not material for the three and nine months ended September 28, 2019. We have updated our accounting policy as it relates to lease accounting. Refer to Note 4 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	51.6	47.2	51.2	45.9
Amortization of acquired intangible assets	1.1	1.7	1.2	2.0
Total cost of revenue	52.7	48.9	52.4	47.9
Gross profit	47.3	51.1	47.6	52.1
Operating expenses:
Research and development	11.5	13.3	13.2	14.6
Selling and marketing	14.6	14.8	17.5	16.4
General and administrative	6.4	8.8	7.9	10.3
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	32.6	37.0	38.7	41.4
Operating income	14.7	14.1	8.9	10.7
Other income, net	0.3	0.1	0.5	0.4
Income before income taxes	15.0	14.2	9.4	11.1
Income tax expense	2.7	2.1	1.1	2.2
Net income	12.3%	12.1%	8.3%	8.9%

Comparison of Three and Nine Months Ended September 28, 2019 and September 29, 2018
Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Revenue	$289,399	$264,534	$24,865	9.4%	$787,232	$707,919	$79,313	11.2%
Revenue for the three months ended September 28, 2019 increased to $289.4 million, or 9.4%, compared to $264.5 million for the three months ended September 29, 2018. The $24.9 million increase in revenue for the three months ended September 28, 2019 was primarily driven by an increase in the average gross selling price of 10.5% for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018. The increase in average gross selling price was primarily driven by the launch of our new products during the second half of fiscal 2018 and the first three quarters of fiscal 2019. Total robots shipped in the three months ended September 28, 2019 increased 4.0% to approximately 1.1 million units, compared to the three months ended September 29, 2018. In the three months ended September 28, 2019, domestic revenue decreased $9.3 million, or 7.3%, and international revenue increased $34.2 million, or 24.9%, as compared to the three months ended September 29, 2018.
Revenue for the nine months ended September 28, 2019 increased to $787.2 million, or 11.2%, compared to $707.9 million for the nine months ended September 29, 2018. The $79.3 million increase in revenue for the nine months ended September 28, 2019 was primarily driven by an increase in the average gross selling price of 5.9% for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018. The increase in average gross selling price was primarily driven by the launch of our new products during the second half of fiscal 2018 and the first three quarters of fiscal 2019. Total robots shipped in the nine months ended September 28, 2019 increased 7.9% to approximately 3.1 million units, compared to approximately 2.9 million units in the nine months ended September 29, 2018. In the nine months ended September 28, 2019, domestic revenue increased $10.8 million, or 3.1%, and international revenue increased $68.5 million, or 18.9%, as compared to the nine months ended September 29, 2018.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$149,463	$124,754	$24,709	19.8%	$403,392	$324,967	$78,425	24.1%
As a percentage of revenue	51.6%	47.2%			51.2%	45.9%
Cost of product revenue increased to $149.5 million in the three months ended September 28, 2019, compared to $124.8 million in the three months ended September 29, 2018. The $24.7 million increase in cost of product revenue is primarily due to the increase in revenue and higher tariffs on our Roomba products imported into the United States from China. Effective September 24, 2018, tariffs were set at 10%, and effective May 10, 2019, tariffs further increased to 25%.
Cost of product revenue increased to $403.4 million in the nine months ended September 28, 2019, compared to $325.0 million in the nine months ended September 29, 2018. The $78.4 million increase in cost of product revenue is primarily due to the increase in revenue and higher tariffs on our Roomba products imported into the United States from China. Effective September 24, 2018, tariffs were set at 10%, and effective May 10, 2019, tariffs further increased to 25%.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Gross profit	$136,841	$135,206	$1,635	1.2%	$374,557	$368,917	$5,640	1.5%
Gross margin	47.3%	51.1%			47.6%	52.1%

Gross margin decreased to 47.3% in the three months ended September 28, 2019 compared to 51.1% in the three months ended September 29, 2018. The decrease in gross margin is primarily related to increased promotional activity as well as the increased tariffs on our Roomba products imported to the United States from China.
Gross margin decreased to 47.6% in the nine months ended September 28, 2019 compared to 52.1% in the nine months ended September 29, 2018. The decrease in gross margin is primarily related to increased promotional activity as well as the increased tariffs on our Roomba products imported to the United States from China.
Research and Development

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Research and development	$33,401	$35,309	$(1,908)	(5.4)%	$104,320	$103,178	$1,142	1.1%
As a percentage of revenue	11.5%	13.3%			13.2%	14.6%
Research and development expenses decreased $1.9 million, or 5.4%, to $33.4 million (11.5% of revenue) in the three months ended September 28, 2019 from $35.3 million (13.3% of revenue) in the three months ended September 29, 2018. This decrease is primarily due to lower program-related costs of $3.3 million, partially offset by an increase in people-related costs of $1.5 million resulting from increased headcount.
Research and development expenses increased $1.1 million, or 1.1%, to $104.3 million (13.2% of revenue) in the nine months ended September 28, 2019 from $103.2 million (14.6% of revenue) in the nine months ended September 29, 2018. This increase is primarily due to an increase in people-related costs of $7.4 million resulting from increased headcount, partially offset by lower program-related costs of $6.3 million during the nine months ended September 28, 2019.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Selling and marketing	$42,257	$39,030	$3,227	8.3%	$137,502	$116,269	$21,233	18.3%
As a percentage of revenue	14.6%	14.8%			17.5%	16.4%
Selling and marketing expenses increased $3.2 million, or 8.3%, to $42.3 million (14.6% of revenue) in the three months ended September 28, 2019 from $39.0 million (14.8% of revenue) in the three months ended September 29, 2018. This increase was primarily attributable to an increase in marketing investments totaling $2.2 million to support our new product launches in EMEA and Japan and certain promotional and advertising campaigns in the United States and abroad as well as higher people-related costs of $0.9 million.
Selling and marketing expenses increased $21.2 million, or 18.3%, to $137.5 million (17.5% of revenue) in the nine months ended September 28, 2019 from $116.3 million (16.4% of revenue) in the nine months ended September 29, 2018. This increase was primarily attributable to an increase in marketing investments totaling $16.0 million to support our new product launches and certain promotional and advertising campaigns in all regions as well as higher people-related costs of $4.0 million.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
General and administrative	$18,372	$23,329	$(4,957)	(21.2)%	$61,871	$72,630	$(10,759)	(14.8)%
As a percentage of revenue	6.4%	8.8%			7.9%	10.3%

General and administrative expenses decreased $5.0 million, or 21.2%, to $18.4 million (6.4% of revenue) in the three months ended September 28, 2019 from $23.3 million (8.8% of revenue) in the three months ended September 29, 2018 primarily attributable to lower stock-based and other incentive compensation costs.
General and administrative expenses decreased $10.8 million, or 14.8%, to $61.9 million (7.9% of revenue) in the nine months ended September 28, 2019 from $72.6 million (10.3% of revenue) in the nine months ended September 29, 2018 primarily attributable to lower short-term and long-term incentive compensation costs of $5.0 million and a decrease in legal costs of $4.9 million after favorable determination of a previously-disclosed intellectual property litigation suit in the fourth quarter of 2018.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of revenue	$3,095	$4,574	$(1,479)	(32.3)%	$9,283	$14,035	$(4,752)	(33.9)%
Operating expense	256	263	(7)	(2.7)%	796	805	(9)	(1.1)%
Total amortization expense	$3,351	$4,837	$(1,486)	(30.7)%	$10,079	$14,840	$(4,761)	(32.1)%
As a percentage of revenue	1.2%	1.8%			1.3%	2.1%
The decrease in amortization of acquired intangible assets in the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018, was primarily related to the reacquired distribution rights intangible asset, which is being amortized on an accelerated basis.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Other income, net	$900	$337	$563	167.1%	$3,713	$2,363	$1,350	57.1%
As a percentage of revenue	0.3%	0.1%			0.5%	0.4%
Other income, net, amounted to $0.9 million and $0.3 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Other income, net, amounted to $3.7 million and $2.4 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Dollar Change	Percent Change	September 28, 2019	September 29, 2018	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax expense	$7,923	$5,683	$2,240	39.4%	$8,522	$15,597	$(7,075)	(45.4)%
Effective income tax rate	18.2%	15.1%			11.6%	19.9%

We recorded an income tax expense of $7.9 million and $5.7 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The $7.9 million income tax expense for the three months ended September 28, 2019 resulted in an effective income tax rate of 18.2%. The $5.7 million income tax expense for the three months ended September 29, 2018 resulted in an effective income tax rate of 15.1%. The increase in the effective income tax rate was primarily due to lower tax benefits recognized related to excess stock-based compensation.

Our effective income tax rate of 18.2% for the three months ended September 28, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of higher tax benefits related to federal and state income tax credits.
We recorded an income tax expense of $8.5 million and $15.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The $8.5 million income tax expense for the nine months ended September 28, 2019 resulted in an effective income tax rate of 11.6%. The $15.6 million income tax expense for the nine months ended September 29, 2018 resulted in an effective income tax rate of 19.9%. The decrease in the effective income tax rate was primarily due to increased tax benefits related to excess stock-based compensation and a decrease in foreign taxes related to a discrete charge for estimated taxes associated with a restructuring of the EMEA business recorded in the nine months ended September 29, 2018.
Our effective income tax rate of 11.6% for the nine months ended September 28, 2019 differed from the federal statutory tax rate of 21% primarily due to the recognition of tax benefits related to excess stock-based compensation.

Liquidity and Capital Resources
At September 28, 2019, our principal sources of liquidity were cash and cash equivalents totaling $70.5 million and short-term investments of $20.5 million. Our working capital, which represents our total current assets less total current liabilities, was $364.2 million as of September 28, 2019, compared to $271.1 million as of September 29, 2018.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion. Accordingly, our capital spending is generally limited to leasehold improvements, computers, office furniture, product-specific production tooling, internal use software and test equipment. In the nine months ended September 28, 2019 and September 29, 2018, we spent $27.1 million and $25.3 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the nine months ended September 28, 2019 was $31.6 million, of which the principal components were our net income of $65.3 million, non-cash charges of $45.3 million and changes in working capital. The change in working capital mainly includes increases in accounts receivable, inventory and other current assets of $10.9 million, $83.9 million and $8.2 million, respectively, partially offset by a decrease in accounts payable and accrued expenses of $39.2 million.
Cash used in investing activities
Net cash used in investing activities for the nine months ended September 28, 2019 was $25.9 million. During the nine months ended September 28, 2019, we invested $27.1 million in the purchase of property and equipment, including machinery and tooling for new products. In addition, we made strategic investments of $5.3 million and paid $2.8 million for a business acquisition, while proceeds from the sales and maturities of marketable securities amounted to $9.4 million.
Cash used in financing activities
Net cash used in financing activities for the nine months ended September 28, 2019 was $2.3 million. During the nine months ended September 28, 2019, we received $5.0 million from employee stock plans and paid $7.3 million upon vesting of restricted stock where 59,260 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of September 28, 2019, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
The credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated.
As of September 28, 2019, we were in compliance with all covenants under the revolving credit facility.
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
Off-Balance Sheet Arrangements
As of September 28, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including British Pounds, Canadian Dollars, Chinese Renminbi, Euros and Japanese Yen. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.

In addition to international business conducted in foreign currencies, we have international revenue denominated in U.S. dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales primarily in Japanese Yen and Euros. At September 28, 2019 and December 29, 2018, we had outstanding cash flow hedges with a total notional value of $387.8 million and $366.7 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of ten months or less. At September 28, 2019 and December 29, 2018, we had outstanding economic hedges with a total notional value of $75.9 million and $56.0 million, respectively.
At September 28, 2019, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $46.4 million.

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
On October 24, 2019, purported Company shareholder Miramar Firefighters’ Pension Fund filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its directors and officers, captioned Miramar Firefighters’ Pension Fund v. iRobot Corporation, et al., No. 1:19-cv-09837.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s acquisitions of Sales on Demand Corporation and Robopolis SAS and the Company’s subsequent financial performance.  The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company’s allegedly inflated stock price, attorneys’ fees and costs, and unspecified equitable/injunctive relief.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 29, 2018, other than updates to the Risk Factor set forth below:

Significant developments from the recent and potential changes in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a 10% tariff on certain goods imported from China, which include the majority of those imported by the Company. These tariffs were increased to 25% on May 10, 2019 and were slated to further increase to 30% in October 2019 until a last-minute interim deal was reached between the United States and China. In addition, the U.S. government has indicated a desire to implement tariffs on the remainder of the goods the Company imports from China, with tariffs on the Company’s mopping products set to increase to 15% on December 15, 2019.  These tariffs, and other governmental action relating to international trade agreements or policies, have adversely impacted demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, have adversely impacted, and we expect will continue to adversely impact, our business, financial condition and results of operations. The already-implemented, and any additional or increased, tariffs have caused and may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products. The increased tariffs are a contributing cause for lowering our margin on products sold, and we expect a reduced margin going forward due to continuing tariffs. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russell Campanello, EVP, Human Resources and Corporate Communications, Timothy Saeger, EVP & Chief R&D Officer, Glen Weinstein, EVP & Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Andrew Miller and Michelle Stacy, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of our executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly reports on Form 10-Q and annual reports on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update or revise the information provided herein.

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

iROBOT CORPORATION

Date: October 31, 2019	By:	/s/ Alison Dean
Alison Dean
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)