Form 10-Q
period 2020-06-27
IROBOT CORP
filed 2020-07-30
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2020 was 28,005,989.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2020

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$230,734	$239,392
Short term investments	11,560	17,032
Accounts receivable, net	128,334	146,161
Inventory	133,055	157,347
Other current assets	92,555	34,285
Total current assets	596,238	594,217
Property and equipment, net	78,432	75,988
Operating lease right-of-use assets	45,978	47,478
Deferred tax assets	39,237	41,791
Goodwill	119,521	118,732
Intangible assets, net	10,424	12,352
Other assets	30,938	30,195
Total assets	$920,768	$920,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,522	$116,185
Accrued expenses	73,745	81,768
Deferred revenue and customer advances	3,512	4,549
Total current liabilities	172,779	202,502
Operating lease liabilities	52,819	54,928
Deferred tax liabilities	1,042	912
Other long-term liabilities	12,066	10,342
Total long-term liabilities	65,927	66,182
Total liabilities	238,706	268,684
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,998 and 28,352 shares issued and outstanding, respectively	280	284
Additional paid-in capital	184,436	196,455
Retained earnings	492,802	452,321
Accumulated other comprehensive income	4,544	3,009
Total stockholders’ equity	682,062	652,069
Total liabilities and stockholders’ equity	$920,768	$920,753
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$279,883	$260,172	$472,418	$497,833
Cost of revenue:
Cost of product revenue	100,686	138,891	214,981	253,929
Amortization of acquired intangible assets	1,185	3,111	1,470	6,188
Total cost of revenue	101,871	142,002	216,451	260,117
Gross profit	178,012	118,170	255,967	237,716
Operating expenses:
Research and development	36,557	35,650	73,316	70,919
Selling and marketing	49,062	56,409	85,656	95,245
General and administrative	21,856	20,592	46,429	43,499
Amortization of acquired intangible assets	254	269	508	540
Total operating expenses	107,729	112,920	205,909	210,203
Operating income	70,283	5,250	50,058	27,513
Other (expense) income, net	(384)	1,533	(403)	2,813
Income before income taxes	69,899	6,783	49,655	30,326
Income tax expense (benefit)	11,283	(424)	9,174	599
Net income	$58,616	$7,207	$40,481	$29,727
Net income per share:
Basic	$2.10	$0.26	$1.44	$1.06
Diluted	$2.07	$0.25	$1.42	$1.03
Number of shares used in per share calculations:
Basic	27,923	28,079	28,110	27,970
Diluted	28,280	28,763	28,414	28,779

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$58,616	$7,207	$40,481	$29,727
Other comprehensive income (loss):
Net foreign currency translation adjustments	2,178	1,794	1,264	(676)
Net unrealized (losses) gains on cash flow hedges, net of tax	(2,634)	(1,540)	3,040	3,261
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(1,321)	(267)	(2,789)	(161)
Net unrealized gains on marketable securities, net of tax	37	95	20	208
Total comprehensive income	$56,876	$7,289	$42,016	$32,359
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at March 28, 2020	27,876	$279	$175,790	$434,186	$6,284	$616,539
Issuance of common stock under employee stock plans	72	1	2,755			2,756
Vesting of restricted stock units	50	—	—			—
Stock-based compensation			5,870			5,870
Other comprehensive loss					(1,740)	(1,740)
Directors' deferred compensation			21			21
Net income				58,616		58,616
Balance at June 27, 2020	27,998	$280	$184,436	$492,802	$4,544	$682,062

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	112	1	3,689			3,690
Vesting of restricted stock units	243	2	(2)			—
Stock-based compensation			11,061			11,061
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(1,816)			(1,816)
Other comprehensive income					1,535	1,535
Directors' deferred compensation			42			42
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net income				40,481		40,481
Balance at June 27, 2020	27,998	$280	$184,436	$492,802	$4,544	$682,062
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$40,481	$29,727
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	17,784	17,905
Stock-based compensation	11,061	14,458
Deferred income taxes, net	2,579	535
Other	3,162	3,106
Changes in operating assets and liabilities — (use) source
Accounts receivable	17,891	67,808
Inventory	24,137	(27,112)
Other current assets	(57,813)	(14,246)
Accounts payable	(20,576)	(52,835)
Accrued expenses and other liabilities	(10,549)	(18,043)
Net cash provided by operating activities	28,157	21,303
Cash flows from investing activities:
Additions of property and equipment	(18,968)	(14,705)
Change in other assets	(2,125)	(4,541)
Cash paid for business acquisition, net of cash acquired	—	(2,817)
Sales and maturities of investments	7,000	5,880
Net cash used in investing activities	(14,093)	(16,183)
Cash flows from financing activities:
Proceeds from employee stock plans	3,690	4,680
Income tax withholding payment associated with restricted stock vesting	(1,816)	(7,277)
Stock repurchases	(25,000)	—
Net cash used in financing activities	(23,126)	(2,597)
Effect of exchange rate changes on cash and cash equivalents	404	(101)
Net (decrease) increase in cash and cash equivalents	(8,658)	2,422
Cash and cash equivalents, at beginning of period	239,392	130,373
Cash and cash equivalents, at end of period	$230,734	$132,795
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Impact of COVID-19
The global pandemic related to the novel coronavirus (COVID-19) has resulted in significant economic disruption. The pandemic and associated actions and measures implemented by governments around the world to slow the spread of COVID-19 have altered macroeconomic conditions and created recession-like environments around the world. These dynamics have had an adverse impact on the Company's financial and operating results. At the same time, mandated orders to "shelter-in-place" and other social distancing measures have directly and indirectly affected sales and supply chain activities.
The Company observed increased demand during the second quarter of 2020 as maintaining a clean home has taken on greater prominence during the pandemic with sell-through momentum building globally over the past several months. However, the Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material changes. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are still highly uncertain. The Company will continue to actively monitor the situation and may take further actions that alter the business operations as may be required by federal, state, local or foreign authorities, or that the Company determines are in the best interests of its employees, customers, and stockholders.
In light of the COVID-19 pandemic, the Company evaluated its assets for impairment, including strategic investments, goodwill and long-lived assets. The Company considered the current and expected future economic and market conditions and determined that no impairment existed as of June 27, 2020. However, the Company is unable to predict how long the pandemic will persist or the timing and speed of any economic recovery that may follow. Any measures that prolong shelter-in-place or restrict business activities are highly likely to be harmful to the consumer product retail industry in general, and consequently, to the Company's business.
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
Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed using historical collection experience, current customer credit ratings, current and future economic and market conditions and a review of the current status of customers' account balances. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company recorded its estimate of credit losses, resulting in an increase to the reserve and bad debt expense, of $0.0 million and $4.5 million during the three and six months ended June 27, 2020, respectively. As of June 27, 2020 and December 28, 2019, the Company had an allowance for credit losses of $5.7 million and $1.2 million, respectively.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Tariff Refunds
On April 24, 2020, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion eliminates the 25% tariff on Roomba products until August 7, 2020 and entitles the Company to a refund of approximately $57.2 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The Section 301 tariffs from which these products are now excluded were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover the entire balance of $57.2 million. During the three months ended June 27, 2020, the Company recognized approximately $48.7 million of operating income (reduction to cost of product revenue) related to tariff refunds while $8.5 million relates to product on hand and has been recognized as reductions to inventory. All tariff refunds are expected to be received within the next twelve months and are recorded in other current assets on the consolidated balance sheet. As of June 27, 2020, the outstanding tariff refund was approximately $56.7 million.
Other Assets
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At June 27, 2020 and December 28, 2019, other assets consisted primarily of equity securities without readily determinable fair values and an equity method investment totaling $21.7 million and $21.0 million, respectively. On July 1, 2020, Teladoc Health, Inc. closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teledoc and will record a gain of approximately $38.6 million to other (expense) income, net during the third quarter of 2020. The Teledoc shares received are subject to time based contractual sales restrictions which expire in January 2021. These shares will be accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other (expense) income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$58,616	$7,207	$40,481	$29,727
Basic weighted-average common shares outstanding	27,923	28,079	28,110	27,970
Dilutive effect of employee stock awards	357	684	304	809
Diluted weighted-average common shares outstanding	28,280	28,763	28,414	28,779
Net income per share - Basic	$2.10	$0.26	$1.44	$1.06
Net income per share - Diluted	$2.07	$0.25	$1.42	$1.03
Employee stock awards representing approximately 0.2 million shares of common stock for the three months ended June 27, 2020 and June 29, 2019, and approximately 0.3 million and 0.1 million shares of common stock for the six months ended June 27, 2020 and June 29, 2019, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of performance obligations would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 27, 2020 is $5.3 million. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of June 27, 2020, the Company has reserves for product returns of $49.2 million and other credits and incentives of $76.6 million. As of December 28, 2019, the Company had reserves for product returns of $55.2 million and other credits and incentives of $134.0 million. Revenue recognized during the three and six months ended June 27, 2020 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$140,146	$124,472	$222,113	$238,537
EMEA	71,048	82,893	137,707	157,462
Other	68,689	52,807	112,598	101,834
Total revenue	$279,883	$260,172	$472,418	$497,833

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	June 27, 2020	December 28, 2019
Accounts receivable, net	$128,334	$146,161
Contract liabilities	6,578	6,991
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include customer deposits which relate to prepayments received from customers in advance of product shipments as well as deferred revenue associated with the Cloud Services. The

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended June 27, 2020 and June 29, 2019, the Company recognized $3.8 million and $5.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended June 27, 2020 and June 29, 2019, the Company recognized $4.3 million and $5.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for new leases post adoption. At June 27, 2020, the Company's weighted average discount rate was 3.58%, while the weighted average remaining lease term was 8.75 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$2,289	$1,969	$4,645	$3,939
Variable lease cost	882	1,316	2,004	2,136
Total lease cost	$3,171	$3,285	$6,649	$6,075

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,710	$2,865	$4,737	$4,881
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,566	$—	$1,566	$52,767

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Maturities of operating lease liabilities were as follows as of June 27, 2020 (in thousands):

Operating leases
Remainder of 2020	$4,308
2021	8,529
2022	8,245
2023	7,345
2024	6,508
Thereafter	34,963
Total minimum lease payments	$69,898
Less: imputed interest	10,405
Present value of future minimum lease payments	$59,493
Less: current portion of operating lease liabilities (Note 7)	6,674
Long-term lease liabilities	$52,819

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

5. Inventory
Inventory consists of the following (in thousands):

	June 27, 2020	December 28, 2019
Raw materials	$198	$2,825
Finished goods	132,857	154,522
	$133,055	$157,347

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the six months ended June 27, 2020 (in thousands):

Balance as of December 28, 2019	$118,732
Effect of foreign currency translation	789
Balance as of June 27, 2020	$119,521

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Intangible assets consisted of the following (in thousands):

	June 27, 2020			December 28, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$28,100	$26,075	$2,025	$28,100	$24,605	$3,495
Tradename	100	100	—	100	100	—
Customer relationships	11,165	2,787	8,378	11,095	2,302	8,793
Reacquired distribution rights	31,972	31,972	—	31,680	31,680	—
Non-competition agreements	258	237	21	256	192	64
Total	$71,595	$61,171	$10,424	$71,231	$58,879	$12,352

Amortization expense related to acquired intangible assets was $1.4 million and $3.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Amortization expense related to acquired intangible assets was $2.0 million and $6.7 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2020	$450	$493	$943
2021	900	786	1,686
2022	675	786	1,461
2023	—	786	786
2024	—	786	786
Thereafter	—	4,762	4,762
Total	$2,025	$8,399	$10,424

7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	June 27, 2020	December 28, 2019
Accrued other compensation	$14,907	$13,331
Accrued warranty	13,769	13,856
Accrued federal and state income taxes	10,265	3,378
Accrued bonus	7,821	12,541
Accrued sales and other indirect taxes payable	7,134	12,440
Current portion of operating lease liabilities	6,674	6,843
Accrued direct fulfillment costs	4,194	10,582
Accrued other	8,981	8,797
	$73,745	$81,768

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on sales. These contracts typically have maturities of thirty-seven months or less. At June 27, 2020 and December 28, 2019, the Company had outstanding cash flow hedges with a total notional value of $411.2 million and $424.6 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At June 27, 2020 and December 28, 2019, the Company had outstanding economic hedges with a total notional value of $61.1 million and $58.4 million, respectively.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	June 27, 2020	December 28, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,473	$1,855
Foreign currency forward contracts	Accrued expenses	679	297
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$5,737	$4,347
Foreign currency forward contracts	Other assets	8,691	9,112
Foreign currency forward contracts	Accrued expenses	27	47
Foreign currency forward contracts	Long-term liabilities	600	414

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Loss recognized in income	Other (expense) income, net	$(701)	$(1,085)	$(1,247)	$(652)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency forward contracts	$(3,512)	$(2,054)	$4,053	$4,350

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$279,883	$260,172	$472,418	$497,833

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$1,761	$359	$3,718	$214

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of June 27, 2020
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$125,072	$—	$—
Corporate bonds, $9,989 at cost (3)	—	10,060	—
Convertible notes	—	—	1,500
Derivative instruments (Note 8)	—	15,901	—
Total assets measured at fair value	$125,072	$25,961	$1,500

Liabilities:
Derivative instruments (Note 8)	$—	$1,306	$—
Total liabilities measured at fair value	$—	$1,306	$—

	Fair Value Measurements as of December 28, 2019
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Corporate and government bonds, $17,016 at cost	$—	$17,032	$—
Derivative instruments (Note 8)	—	15,314	—
Total assets measured at fair value	$—	$32,346	$—

Liabilities:
Derivative instruments (Note 8)	$—	$758	$—
Total liabilities measured at fair value	$—	$758	$—

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

(3)	As of June 27, 2020, the Company’s investments had maturity dates ranging from September 2020 to March 2021.

The following table provides a summary of changes in fair value of our Level 3 investment for the six months ended June 27, 2020 (in thousands):

Balance as of December 28, 2019	$—
Investment in convertible notes	1,500
Balance as of June 27, 2020	$1,500

10. Stockholders' Equity
Share Repurchase Activity
The Company's Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 2021. On March 10, 2020, the Company entered into a Rule 10b5-1 plan to repurchase $25.0 million of common stock in the aggregate beginning March 13, 2020 and ending April 30, 2020. The Company repurchased 663,602 shares of its common stock at an average price of $37.65, totaling $25.0 million in March 2020.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
On October 24, 2019, purported Company shareholder Miramar Firefighters’ Pension Fund filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its directors and officers, captioned Miramar Firefighters’ Pension Fund v. iRobot Corporation, et al., No. 1:19-cv-09837.  The case has been transferred to the U.S. District Court for the District of Massachusetts. A similar case captioned Campbell v. iRobot Corporation, et al., No. 1:19-cv-12483 was also filed in the U.S. District Court for the Southern District of New York and subsequently transferred to the U.S. District Court for the District of Massachusetts. On January 24, 2020, the Court consolidated the Miramar and Campbell cases (the consolidated cases together, the "Securities Class Action") and appointed a lead plaintiff and lead plaintiff's Counsel. On April 3, 2020, the plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the impact of competition and Section 301 tariffs on the Company’s financial performance, and the Company has filed a motion to dismiss the case.
On December 20, 2019, purported Company shareholders David Katz and Thomas Wightman, derivatively on behalf of iRobot Corporation, filed a complaint in the U.S. District Court for Southern District of New York against the Company and certain of its directors and officers, captioned David Katz and Thomas Wightman, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:19-cv-11692. The complaint alleges breaches of fiduciary duties, unjust enrichment, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company's acquisitions of Sales on Demand Corporation and Robopolis SAS and the Company's subsequent financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. This case has been transferred to the U.S. District Court for the District of Massachusetts. Similarly, additional derivative litigations -- namely: Robert Truman, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10034; Alexa Ruhfass, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10133; and William Tasco, derivatively on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10253 - were filed in the U.S. District Court for the District of Massachusetts. All of these cases have been consolidated in a case captioned as In re iRobot Corporation Derivative litigation, No. 1:20-cv-10034, and have been stayed pending a ruling on the motion to dismiss in the Securities Class Action.
Outstanding Purchase Orders
At June 27, 2020, the Company had outstanding purchase orders aggregating approximately $337.5 million. The purchase orders, the majority of which are with the Company's contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancelable without penalty. In circumstances where the Company has determined that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2020 and December 28, 2019, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Balance at beginning of period	$13,998	$11,628	$13,856	$11,964
Provision	3,396	2,682	7,870	5,333
Warranty usage	(3,625)	(2,340)	(7,957)	(5,327)
Balance at end of period	$13,769	$11,970	$13,769	$11,970

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

12. Income Taxes
The Company’s effective income tax rate for the three months ended June 27, 2020 and June 29, 2019, was 16.1% and (6.3)%, respectively. The increase in the effective income tax rate was primarily due to lower tax benefits recognized related to stock-based compensation. During the three months ended June 29, 2019, the Company’s effective income tax rate included the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit.
The Company's effective income tax rate of 16.1% for the three months ended June 27, 2020 differed from the federal statutory tax rate of 21% primarily due to the discrete recognition of foreign tax credits and other tax benefits made possible by the income from the tariff refunds recognized during the quarter.
The Company’s effective income tax rate for the six months ended June 27, 2020 and June 29, 2019, was 18.5% and 2.0%, respectively. The increase in the effective income tax rate was primarily due to the recognition of tax expense associated with stock-based compensation compared to a tax benefit for the prior period.
The Company's effective income tax rate of 18.5% for the six months ended June 27, 2020 differed from the federal statutory tax rate of 21% primarily due to the discrete recognition of foreign tax credits and other tax benefits made possible by the income from the tariff refunds recognized during the period. The impact of these benefits was offset by discrete tax expense associated with stock-based compensation.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The Company continues to evaluate the impact of the CARES Act, but at present does not expect the CARES Act to result in any material income tax benefit.

13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through its on-line stores, and through value-added distributors and resellers worldwide.
Significant Customers
For the three months ended June 27, 2020 and June 29, 2019, the Company generated 35.1% and 28.0% of total revenue, respectively, from one of its retailers (Amazon).
For the six months ended June 27, 2020 and June 29, 2019, the Company generated 26.2% and 22.3% of total revenue, respectively, from one of its retailers (Amazon).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning the impact of cost reduction actions and potential savings, new product sales, the timing of product launches, product development and offerings, our consumer robots, our competition, our strategy, our market position, the impact of tariffs, the recognition and timing of tariff refunds, whether we are able to obtain an extension to our tariff exclusion and the length of extension granted, the impact of COVID-19 on our business, our supply chain, market acceptance of our products, seasonal factors, revenue recognition, the impact of new accounting standards, credit losses, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities and expected use thereof, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2019 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
As of June 27, 2020, we had 1,120 full-time employees. We have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
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
During the first quarter of 2020, the global pandemic related to the novel coronavirus (COVID-19) presented significant challenges and adversely impacted our business and operating results. The pandemic directly and indirectly disrupted certain sales and supply chain activities and impacted our ability to address those challenges during the first quarter, which resulted in first-quarter revenue and a net loss per share that was below our original targets. In light of the adverse impact of COVID-19 on our business and on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, we implemented cost-reduction actions in April 2020 that were aimed at generating net savings of approximately $30.0 million in 2020 while enabling us to accelerate investment in key initiatives. Our actions taken during the second quarter of 2020 included reducing our workforce by approximately 5%, furloughing retail-facing marketing staff in Europe, reducing hiring plans, suspending go-to-market and development plans for our Terra robot mower and curtailing working media spending. We recorded a restructuring charge of $1.9 million primarily associated with severance costs arising from the workforce reduction. During the second quarter of 2020, we observed increased demand for our robots as maintaining a clean home took on greater prominence during the pandemic with sell-through momentum building globally over the past several months. Revenue during the second quarter of 2020 outperformed our plans, which anticipated a modest decline from first-quarter revenue of $192.5 million, as orders in each major geography exceeded our targets.
Based on our results to date, relatively low inventory levels with retailers and strengthening sell-through trends in each major geography, we now expect 2020 revenue to range from relatively unchanged to slightly higher than 2019 revenue. However, the environment remains highly uncertain and second-half demand remains difficult to assess due to many factors including the pace of economic recovery around the world, the status of various government stimulus programs, competitive intensity and retailer actions to continue carefully managing inventory. As a result, we are unable to forecast the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material during the second half of 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to "Risk Factors" for further discussion of the impact of the COVID-19 pandemic on our business.
In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products until August 7, 2020 and entitled us to a refund of $57.2 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The exclusion and the recognition of $48.7 million as a benefit to cost of product revenue contributed to our strong gross margin during the second quarter of 2020. We have applied for an extension to our tariff exclusion, however we cannot predict the likelihood of obtaining such an extension nor the length of any extension granted. Based on extensions granted recently for other exclusion requests by the USTR and recent public testimony by USTR leadership, if an extension to our tariff exclusion is granted, it is likely to expire at the end of the calendar year. If the exclusion is not extended through the second half of the year or beyond, our operating profitability will be adversely impacted.

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
Effective December 29, 2019, we adopted the new credit losses standard under Accounting Standards Codification 326. The new standard did not result in an adjustment upon adoption. Although we historically have not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. As a result, we recorded our estimate of credit losses, resulting in an increase to the reserve and bad debt expense of $0.0 million and $4.5 million during the three and six months ended June 27, 2020, respectively. As of June 27, 2020, we have an allowance for credit losses of $5.7 million. We have updated our accounting policy in Note 2 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	36.0	53.4	45.5	51.0
Amortization of acquired intangible assets	0.4	1.2	0.3	1.2
Total cost of revenue	36.4	54.6	45.8	52.2
Gross profit	63.6	45.4	54.2	47.8
Operating expenses:
Research and development	13.1	13.7	15.5	14.2
Selling and marketing	17.5	21.7	18.1	19.2
General and administrative	7.8	7.9	9.9	8.8
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	38.5	43.4	43.6	42.3
Operating income	25.1	2.0	10.6	5.5
Other (expense) income, net	(0.1)	0.6	(0.1)	0.6
Income before income taxes	25.0	2.6	10.5	6.1
Income tax expense (benefit)	4.1	(0.2)	1.9	0.1
Net income	20.9%	2.8%	8.6%	6.0%

Comparison of Three and Six Months Ended June 27, 2020 and June 29, 2019
Revenue

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Revenue	$279,883	$260,172	$19,711	7.6%	$472,418	$497,833	$(25,415)	(5.1)%
Revenue for the three months ended June 27, 2020 increased $19.7 million to $279.9 million, or 7.6%, compared to $260.2 million for the three months ended June 29, 2019. The $19.7 million increase in revenue was primarily attributable to an increase in average gross selling price of 3.7% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase in average gross selling price was primarily driven by growth in sales of our premium floor cleaning robots including s9 Series, i7 Series, 900 Series and the Braava Jet m6, with revenue from the sales of premium robots growing by 43% as compared to the three months ended June 29, 2019, and representing nearly 60% of total revenue for the three months ended June 27, 2020. The s9 Series and Braava Jet m6 robots were only available for a portion of the second quarter of 2019 in the United States, while they were available for the full quarter in all regions during the second quarter of 2020. In the three months ended June 27, 2020, domestic revenue increased $15.7 million, or 12.6%, while international revenue increased $4.0 million, or 3.0%.
Revenue for the six months ended June 27, 2020 decreased $25.4 million to $472.4 million, or 5.1%, compared to $497.8 million for the six months ended June 29, 2019. The decline in our revenue during the first six months of 2020 reflected the initial impact of the COVID-19 pandemic on our sales and manufacturing supply chain activities during the first quarter of 2020, partially offset by stronger orders during the second quarter primarily due to robust demand for our premium robots. A 1.0% increase in the average gross selling price of our robots during the six months ended June 27, 2020 versus the comparable period of 2019 was more than offset by a 9.6% decrease in total robots shipped in the six months ended June 27, 2020 compared with the same period of 2019. In the six months ended June 27, 2020, domestic revenue decreased $16.4 million, or 6.9%, and international revenue decreased $9.0 million, or 3.5%, as compared to the six months ended June 29, 2019.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$100,686	$138,891	$(38,205)	(27.5)%	$214,981	$253,929	$(38,948)	(15.3)%
As a percentage of revenue	36.0%	53.4%			45.5%	51.0%
Cost of product revenue decreased to $100.7 million in the three months ended June 27, 2020, compared to $138.9 million in the three months ended June 29, 2019. The $38.2 million decrease in cost of product revenue is primarily due to the recognition of tariff refunds of approximately $48.7 million during the three months ended June 27, 2020, partially offset by increases in cost of product revenue associated with the 7.6% increase in revenue. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion temporarily eliminates the 25% tariff on Roomba products until August 7, 2020 and entitled us to a refund of $57.2 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed in late 2018. We recognized approximately $48.7 million as a benefit to cost of product revenue while $8.5 million relates to product on hand and has been recognized as reductions to inventory.
Cost of product revenue decreased to $215.0 million in the six months ended June 27, 2020, compared to $253.9 million in the six months ended June 29, 2019. The $38.9 million decrease in cost of product revenue is primarily due to the recognition of the aforementioned tariff refunds of approximately $48.7 million during the six months ended June 27, 2020, partially offset by increases in warranty and rework costs.

Gross Profit

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Gross profit	$178,012	$118,170	$59,842	50.6%	$255,967	$237,716	$18,251	7.7%
Gross margin	63.6%	45.4%			54.2%	47.8%
Gross margin increased to 63.6% in the three months ended June 27, 2020 compared to 45.4% in the three months ended June 29, 2019. The increase in gross margin is primarily related to the recognition of the tariff refunds of $48.7 million as a benefit to cost of product revenue. Decreased promotional activity and favorable channel mix also contributed to the increase in gross profit during the three months ended June 27, 2020 compared to the three months ended June 29, 2019.
Gross margin increased to 54.2% in the six months ended June 27, 2020 compared to 47.8% in the six months ended June 29, 2019. The increase in gross margin is primarily related to the recognition of the tariff refunds of $48.7 million as a benefit to cost of product revenue, partially offset by the decrease in revenue.
We anticipate our third-quarter gross margin will also benefit from inventory not subject to Section 301 tariffs since our exclusion from Section 301 List 3 tariffs eliminates the 25% tariff on Roomba products only until August 7, 2020. We do not know yet whether an extension to our tariff exclusion will be granted. If the exclusion expires on August 7, 2020 and is not extended, the 25% tariff will be reinstated, and we expect this incremental cost will dampen our gross profit through 2021. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% tariff, we are focused on scaling the manufacture of our products in Malaysia. This initiative began last year with the goal of being capable of manufacturing broadly and at scale in Malaysia by the end of 2021.
Research and Development

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Research and development	$36,557	$35,650	$907	2.5%	$73,316	$70,919	$2,397	3.4%
As a percentage of revenue	13.1%	13.7%			15.5%	14.2%
Research and development expenses increased $0.9 million, or 2.5%, to $36.6 million (13.1% of revenue) in the three months ended June 27, 2020 from $35.7 million (13.7% of revenue) in the three months ended June 29, 2019. This increase is primarily due to $1.7 million of restructuring charges associated with the reduction in workforce during the second quarter of 2020, offset by decreases in program and people-related costs of $0.5 million and $0.3 million, respectively.
Research and development expenses increased $2.4 million, or 3.4%, to $73.3 million (15.5% of revenue) in the six months ended June 27, 2020 from $70.9 million (14.2% of revenue) in the six months ended June 29, 2019. This increase is primarily due to the $1.7 million of restructuring charges associated with the reduction in workforce during the second quarter of 2020, as well as increases in program and people-related costs of $0.4 million and $0.3 million, respectively.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Selling and marketing	$49,062	$56,409	$(7,347)	(13.0)%	$85,656	$95,245	$(9,589)	(10.1)%
As a percentage of revenue	17.5%	21.7%			18.1%	19.2%
Selling and marketing expenses decreased $7.3 million, or 13.0%, to $49.1 million (17.5% of revenue) in the three months ended June 27, 2020 from $56.4 million (21.7% of revenue) in the three months ended June 29, 2019. This decrease was primarily attributable to delayed implementation of certain marketing activities as a result of the pandemic.

Selling and marketing expenses decreased $9.6 million, or 10.1%, to $85.7 million (18.1% of revenue) in the six months ended June 27, 2020 from $95.2 million (19.2% of revenue) in the six months ended June 29, 2019. This decrease was primarily attributable to delayed implementation of certain marketing activities as a result of the pandemic.
We expect selling and marketing costs will increase during the second half of 2020, particularly the fourth quarter, consistent with historical trending as we accelerate working media to drive demand around the holiday season.
General and Administrative

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
General and administrative	$21,856	$20,592	$1,264	6.1%	$46,429	$43,499	$2,930	6.7%
As a percentage of revenue	7.8%	7.9%			9.9%	8.8%
General and administrative expenses increased $1.3 million, or 6.1%, to $21.9 million (7.8% of revenue) in the three months ended June 27, 2020 from $20.6 million (7.9% of revenue) in the three months ended June 29, 2019 primarily due to an increase in legal fees of $2.4 million, primarily associated with higher intellectual property litigation costs, offset by lower travel-related costs of $0.5 million.
General and administrative expenses increased $2.9 million, or 6.7%, to $46.4 million (9.9% of revenue) in the six months ended June 27, 2020 from $43.5 million (8.8% of revenue) in the six months ended June 29, 2019 primarily due to an increase of $4.5 million in the allowance for credit losses associated with the uncertainty of collection from certain customer accounts resulting from the pandemic, as well as an increase of $2.4 million in legal fees, primarily associated with higher intellectual property litigation costs, offset by lower stock-based compensation and travel-related costs of $2.9 million and $0.8 million, respectively.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of revenue	$1,185	$3,111	$(1,926)	(61.9)%	$1,470	$6,188	$(4,718)	(76.2)%
Operating expense	254	269	(15)	(5.6)%	508	540	(32)	(5.9)%
Total amortization expense	$1,439	$3,380	$(1,941)	(57.4)%	$1,978	$6,728	$(4,750)	(70.6)%
As a percentage of revenue	0.5%	1.3%			0.4%	1.4%
The decrease in amortization of acquired intangible assets in the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019, was primarily related to the reacquired distribution rights intangible asset which was fully amortized in the fourth quarter of 2019.
Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Other (expense) income, net	$(384)	$1,533	$(1,917)	(125.0)%	$(403)	$2,813	$(3,216)	(114.3)%
As a percentage of revenue	(0.1)%	0.6%			(0.1)%	0.6%
Other (expense) income, net, amounted to $(0.4) million and $1.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The primary driver of the changes for the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 related to foreign exchange exposure.

Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Dollar Change	Percent Change	June 27, 2020	June 29, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax expense (benefit)	$11,283	$(424)	$11,707	(2,761.1)%	$9,174	$599	$8,575	1,431.6%
Effective income tax rate	16.1%	(6.3)%			18.5%	2.0%

We recorded an income tax expense of $11.3 million and income tax benefit of $0.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The $11.3 million income tax expense for the three months ended June 27, 2020 resulted in an effective income tax rate of 16.1%. The $0.4 million income tax benefit for the three months ended June 29, 2019 resulted in an effective income tax rate of (6.3)%. The increase in the effective income tax rate was primarily due to lower tax benefits recognized related to stock-based compensation. During the three months ended June 29, 2019, the Company’s effective income tax rate included the recognition of a discrete tax benefit upon the effective settlement of a foreign tax audit.
Our effective income tax rate of 16.1% for the three months ended June 27, 2020 differed from the federal statutory tax rate of 21% primarily due to the discrete recognition of foreign tax credits and other tax benefits made possible by the income from the tariff refunds recognized during the quarter.
We recorded an income tax expense of $9.2 million and $0.6 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The $9.2 million income tax expense for the six months ended June 27, 2020 resulted in an effective income tax rate of 18.5%. The $0.6 million income tax expense for the six months ended June 29, 2019 resulted in an effective income tax rate of 2.0%. The increase in the effective income tax rate was primarily due to the recognition of tax expense associated with stock-based compensation compared to a tax benefit for the prior period.
Our effective income tax rate of 18.5% for six months ended June 27, 2020 differed from the federal statutory tax rate of 21% primarily due to the discrete recognition of foreign tax credits and other tax benefits made possible by the income from the tariff refunds recognized during the period. The impact of these benefits was offset by discrete tax expense associated with stock-based compensation.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. We continue to evaluate the impact of the CARES Act, but at present do not expect the CARES Act to result in any material income tax benefit.

Liquidity and Capital Resources
At June 27, 2020, our principal sources of liquidity were cash and cash equivalents totaling $230.7 million and short-term investments of $11.6 million. Our working capital was $423.5 million as of June 27, 2020, compared to $328.6 million as of June 29, 2019.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the three months ended June 27, 2020 and June 29, 2019, we spent $19.0 million and $14.7 million, respectively, on capital expenditures.
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

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. We implemented cost-reduction actions in April 2020 that are aimed at generating net savings of approximately $30.0 million in 2020 while enabling us to accelerate investment in key initiatives. Our actions taken during the second quarter of 2020 included reducing our workforce by approximately 5%, furloughing retail-facing marketing staff in Europe, reducing hiring plans, suspending go-to-market and development plans for our Terra robot mower and curtailing working media spending. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion eliminates the 25% tariff on Roomba products until August 7, 2020 and entitles us to a refund of $57.2 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed, of which $48.7 million was recognized as a benefit to cost of product revenue in the three months ended June 27, 2020. As of June 27, 2020, we have received $0.6 million in cash associated with our tariff refunds from the U.S. government. We expect to receive the refunds within the next twelve months, subject to the timing of releases from U.S. Customs. We historically experience cash outflows during the third quarter, and our cash burn will likely be exacerbated over the next quarter given our anticipated near-term fundamentals and the need to build inventory in advance of the holiday sales season. While we do not believe these activities are likely to require drawing down on our revolving line of credit, any borrowing, if required, is anticipated to be short-term in nature.
Cash provided by operating activities
Net cash provided by operating activities for the six months ended June 27, 2020 was $28.2 million, of which the principal components were our net income of $40.5 million, and non-cash charges of $34.6 million, partially offset by cash outflow of $46.9 million from increases in working capital. The change in working capital primarily relates to the increase in other current assets of $57.8 million, driven by the recognition of the tariff refunds receivable during the three months ended June 27, 2020.
Cash used in investing activities
Net cash used in investing activities for the six months ended June 27, 2020 was $14.1 million. During the six months ended June 27, 2020, we invested $19.0 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia. In addition, we made strategic investments of $2.1 million, while proceeds from the sales and maturities of marketable securities amounted to $7.0 million.
Cash used in financing activities
Net cash used in financing activities for the six months ended June 27, 2020 was $23.1 million, which primarily reflects the repurchase of 663,602 shares of our common stock for $25.0 million under the stock repurchase program in March 2020.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of June 27, 2020, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of June 27, 2020, we were in compliance with all covenants under the revolving credit facility.

Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of June 27, 2020, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 220.0 million Japanese Yen. As of June 27, 2020, we had no outstanding balance under the guarantee line of credit.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, capital expenditures and operating leases, all of which we anticipate funding through working capital and funds provided by operating activities. We believe our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, and the impact of COVID-19 on our business. Moreover, to the extent existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
Off-Balance Sheet Arrangements
As of June 27, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. At June 27, 2020 and December 28, 2019, we had outstanding cash flow hedges with a total notional value of $411.2 million and $424.6 million, respectively.

We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At June 27, 2020 and December 28, 2019, we had outstanding economic hedges with a total notional value of $61.1 million and $58.4 million, respectively.
At June 27, 2020, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $47.9 million.

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
As the coronavirus continues to spread, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, our manufacturing supply chain has been and may continue to be adversely affected with production delays or limited manufacturing volumes associated with factory shutdowns or reduced numbers of workers or working hours in the factories, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. Specifically, travel restrictions have prevented, and may continue to prevent, significant progress in supply chain diversification efforts in Malaysia, which may have a material impact on our ability to mitigate in the impact of certain tariffs. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) impede our employees’ ability to efficiently conduct research and development activities or oversee manufacturing activities, which may slow innovation, lead to higher costs or both. Further, if the spread of the coronavirus pandemic continues and our operations continue to be adversely impacted, we risk a delay, default, violation and/or non-compliance under existing agreements.
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
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. For example, the COVID-19 pandemic has disrupted and will continue to disrupt our supply chain and manufacturers, resulting in a disruption in manufacturing our products as further discussed in the risk factors entitled "We depend on a limited number of manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements" and "Our business has been, and will continue to be, adversely affected by the ongoing coronavirus pandemic".
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
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. From September 2018 through March 28, 2020, we paid an aggregate of $57.2 million in Section 301 tariffs on our Roomba products. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion eliminates the 25% tariff on Roomba products until August 7, 2020 and entitles us to a refund of $57.2 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. However, absent an extension on this exemption, on August 7, 2020, the 25% tariff will automatically reinstate. We have applied for an extension to our tariff exclusion, however we cannot predict the likelihood of obtaining such an extension nor the length of any extension granted. If we are again subject to this tariff, we will again experience a lowering of our margin on products sold and pricing pressures on our products. The already-implemented, and any additional or increased, tariffs have caused and may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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

Item 5. Other Information
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Keith Hartsfield, Chief Product Officer, Tim Saeger, Chief R&D Officer, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Andrew Miller and Michelle Stacy, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

10.1
Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)

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

iROBOT CORPORATION

Date: July 30, 2020	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)