Form 10-Q
period 2020-09-26
IROBOT CORP
filed 2020-10-29
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2020 was 28,127,338.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2020

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$297,206	$239,392
Short term investments	60,130	17,032
Accounts receivable, net	179,709	146,161
Inventory	218,134	157,347
Other current assets	52,525	34,285
Total current assets	807,704	594,217
Property and equipment, net	78,296	75,988
Operating lease right-of-use assets	45,186	47,478
Deferred tax assets	33,834	41,791
Goodwill	122,575	118,732
Intangible assets, net	10,146	12,352
Other assets	19,079	30,195
Total assets	$1,116,820	$920,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,346	$116,185
Accrued expenses	94,769	81,768
Deferred revenue and customer advances	7,858	4,549
Total current liabilities	264,973	202,502
Operating lease liabilities	51,897	54,928
Deferred tax liabilities	986	912
Other long-term liabilities	17,050	10,342
Total long-term liabilities	69,933	66,182
Total liabilities	334,906	268,684
Commitments and contingencies (Note 11)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,120 and 28,352 shares issued and outstanding, respectively	281	284
Additional paid-in capital	194,628	196,455
Retained earnings	586,054	452,321
Accumulated other comprehensive income	951	3,009
Total stockholders’ equity	781,914	652,069
Total liabilities and stockholders’ equity	$1,116,820	$920,753
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue	$413,145	$289,399	$885,563	$787,232
Cost of revenue:
Cost of product revenue	214,079	149,463	429,060	403,392
Amortization of acquired intangible assets	225	3,095	1,695	9,283
Total cost of revenue	214,304	152,558	430,755	412,675
Gross profit	198,841	136,841	454,808	374,557
Operating expenses:
Research and development	38,613	33,401	111,929	104,320
Selling and marketing	50,488	42,257	136,144	137,502
General and administrative	28,490	18,372	74,919	61,871
Amortization of acquired intangible assets	256	256	764	796
Total operating expenses	117,847	94,286	323,756	304,489
Operating income	80,994	42,555	131,052	70,068
Other income, net	42,240	900	41,837	3,713
Income before income taxes	123,234	43,455	172,889	73,781
Income tax expense	29,982	7,923	39,156	8,522
Net income	$93,252	$35,532	$133,733	$65,259
Net income per share:
Basic	$3.33	$1.26	$4.76	$2.33
Diluted	$3.27	$1.24	$4.69	$2.27
Number of shares used in per share calculations:
Basic	28,031	28,154	28,084	28,029
Diluted	28,539	28,650	28,502	28,759
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$93,252	$35,532	$133,733	$65,259
Other comprehensive income (loss):
Net foreign currency translation adjustments	5,600	(4,902)	6,864	(5,578)
Net unrealized (losses) gains on cash flow hedges, net of tax	(8,418)	8,175	(5,379)	11,437
Net gains on cash flow hedge reclassified into earnings, net of tax	(745)	(138)	(3,533)	(300)
Net unrealized (losses) gains on marketable securities, net of tax	(30)	36	(10)	244
Total comprehensive income	$89,659	$38,703	$131,675	$71,062
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at June 27, 2020	27,998	$280	$184,436	$492,802	$4,544	$682,062
Issuance of common stock under employee stock plans	10	—	358			358
Vesting of restricted stock units	113	1	(1)			—
Stock-based compensation			9,843			9,843
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(1)	—	(29)			(29)
Other comprehensive loss					(3,593)	(3,593)
Directors' deferred compensation			21			21
Net income				93,252		93,252
Balance at September 26, 2020	28,120	$281	$194,628	$586,054	$951	$781,914

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	122	1	4,047			4,048
Vesting of restricted stock units	356	3	(3)			—
Stock-based compensation			20,904			20,904
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(46)		(1,845)			(1,845)
Other comprehensive loss					(2,058)	(2,058)
Directors' deferred compensation			63			63
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net income				133,733		133,733
Balance at September 26, 2020	28,120	$281	$194,628	$586,054	$951	$781,914
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$133,733	$65,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of the effects of acquisition:
Depreciation and amortization	25,705	27,744
Gain on equity investment	(43,480)	—
Stock-based compensation	20,904	18,742
Deferred income taxes, net	10,939	(5,873)
Other	4,785	4,687
Changes in operating assets and liabilities — (use) source
Accounts receivable	(32,572)	(10,948)
Inventory	(61,006)	(83,863)
Other assets	(20,718)	(8,155)
Accounts payable	46,098	(27,256)
Accrued expenses and other liabilities	12,358	(11,916)
Net cash provided by (used in) operating activities	96,746	(31,579)
Cash flows from investing activities:
Additions of property and equipment	(25,031)	(27,080)
Change in other assets	(3,729)	(5,336)
Cash paid for business acquisition, net of cash acquired	—	(2,817)
Sales and maturities of investments	10,500	9,380
Net cash used in investing activities	(18,260)	(25,853)
Cash flows from financing activities:
Proceeds from employee stock plans	4,048	4,981
Income tax withholding payment associated with restricted stock vesting	(1,845)	(7,277)
Stock repurchases	(25,000)	—
Net cash used in financing activities	(22,797)	(2,296)
Effect of exchange rate changes on cash and cash equivalents	2,125	(103)
Net increase (decrease) in cash and cash equivalents	57,814	(59,831)
Cash and cash equivalents, at beginning of period	239,392	130,373
Cash and cash equivalents, at end of period	$297,206	$70,542
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more both inside and outside of the home. iRobot's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. The Company's portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to empower the smart home. The Company’s revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Impact of COVID-19
The global pandemic related to the novel coronavirus ("COVID-19") has resulted in significant economic disruption. The pandemic and associated actions and measures implemented by governments around the world to slow the spread of COVID-19 have altered macroeconomic conditions and created recession-like environments around the world. These dynamics had an adverse impact on the Company's financial and operating results during the first quarter of 2020. At the same time, mandated orders to "shelter-in-place" and other social distancing measures have directly and indirectly affected sales and supply chain activities.
During the second quarter of 2020, the Company observed increased demand as maintaining a clean home took on greater prominence during the pandemic with sell-through momentum building globally. The favorable demand environment continued to strengthen in the third quarter of 2020 with stronger-than-anticipated retail orders and robust growth in direct-to-consumer sales. As the global pandemic situation remains dynamic and subject to rapid and possibly material changes, additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are still highly uncertain. The Company will continue to actively monitor the situation and may take further actions that alter the business operations as may be required by federal, state, local or foreign authorities, or that the Company determines are in the best interests of its employees, customers, and stockholders.
In light of the COVID-19 pandemic, the Company evaluated its assets for impairment, including strategic investments, goodwill and long-lived assets. The Company considered the current and expected future economic and market conditions and determined that no impairment existed as of September 26, 2020. However, the Company is unable to predict how long the pandemic will persist or the timing and speed of any economic recovery that may follow. Any measures that prolong shelter-in-place or restrict business activities are highly likely to be harmful to the consumer product retail industry in general, and consequently, to the Company's business.
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
Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed using historical collection experience, current customer credit ratings, current and future economic and market conditions and a review of the current status of customers' account balances. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company recorded its estimate of credit losses, resulting in an increase to the reserve and bad debt expense, of $1.0 million and $5.5 million during the three and nine months ended September 26, 2020, respectively. As of September 26, 2020 and December 28, 2019, the Company had an allowance for credit losses of $6.5 million and $1.2 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Tariff Refunds
On April 24, 2020, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminates the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled the Company to a refund of approximately $60.3 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The Section 301 tariffs from which these products are now excluded were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover the entire balance of $60.3 million within the next nine months. During the nine months ended September 26, 2020, the Company recognized approximately $40.0 million of refunds for tariffs paid in 2018 and 2019 as operating income (reduction to cost of product revenue). As of September 26, 2020, the Company had received $34.9 million of the tariff refund and the outstanding refund receivable was approximately $25.4 million which is recorded in other current assets on the consolidated balance sheet.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. At September 26, 2020 and December 28, 2019, the Company's equity securities without readily determinable fair values and an equity method investment totaled $15.3 million and $21.0 million, respectively, and are included in other assets on the consolidated balance sheets.
On July 1, 2020, Teladoc Health, Inc. ("Teladoc") closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teladoc and recorded a gain of $38.6 million to other income, net during the three months ended September 26, 2020. The Teladoc shares received are subject to time based contractual sales restrictions which expire in January 2021. These shares are accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period. During the three months ended September 26, 2020, the Company recorded a net gain of $4.9 million from the remeasurements of Teladoc shares and related hedge. As of September 26, 2020, the shares in Teladoc were valued at $52.1 million and are recorded in short term investments on the consolidated balance sheet.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$93,252	$35,532	$133,733	$65,259
Basic weighted-average common shares outstanding	28,031	28,154	28,084	28,029
Dilutive effect of employee stock awards	508	496	418	730
Diluted weighted-average common shares outstanding	28,539	28,650	28,502	28,759
Net income per share - Basic	$3.33	$1.26	$4.76	$2.33
Net income per share - Diluted	$3.27	$1.24	$4.69	$2.27
Employee stock awards representing approximately 0.1 million and 0.4 million shares of common stock for the three months ended September 26, 2020 and September 28, 2019, respectively, and approximately 0.2 million and 0.1 million shares of common stock for the nine months ended September 26, 2020 and September 28, 2019, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The SSP reflects the Company's best estimate of what the selling prices of performance obligations would be if they were sold regularly on a standalone basis. Revenue allocated to the robots is recognized at a point in time when control is transferred. Revenue allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated period the software upgrades and services are expected to be provided. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 26, 2020 is $7.3 million. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees."
The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. As of September 26, 2020, the Company has reserves for product returns of $51.5 million and other credits and incentives of $86.6 million. As of December 28, 2019, the Company had reserves for product returns of $55.2 million and other credits and incentives of $134.0 million. Revenue recognized during the three and nine months ended September 26, 2020 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$206,276	$117,929	$428,389	$356,466
EMEA	114,477	93,688	252,184	251,150
Other	92,392	77,782	204,990	179,616
Total revenue	$413,145	$289,399	$885,563	$787,232
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 26, 2020	December 28, 2019
Accounts receivable, net	$179,709	$146,161
Contract liabilities	12,063	6,991

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with the Cloud Services as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended September 26, 2020 and September 28, 2019, the Company recognized $1.8 million and $1.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended September 26, 2020 and September 28, 2019, the Company recognized $4.6 million and $5.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for new leases post adoption. At September 26, 2020, the Company's weighted average discount rate was 3.56%, while the weighted average remaining lease term was 8.50 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$2,287	$2,250	$6,932	$6,539
Variable lease cost	823	828	2,827	2,965
Total lease cost	$3,110	$3,078	$9,759	$9,504
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,750	$2,566	$7,516	$7,447
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$744	$460	$2,310	$53,227

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Maturities of operating lease liabilities were as follows as of September 26, 2020 (in thousands):

Remainder of 2020	$1,613
2021	8,845
2022	8,564
2023	7,592
2024	6,535
Thereafter	35,017
Total minimum lease payments	$68,166
Less: imputed interest	9,926
Present value of future minimum lease payments	$58,240
Less: current portion of operating lease liabilities (Note 7)	6,343
Long-term lease liabilities	$51,897

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

5. Inventory
Inventory consists of the following (in thousands):

	September 26, 2020	December 28, 2019
Raw materials	$479	$2,825
Finished goods	217,655	154,522
	$218,134	$157,347

6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill for the nine months ended September 26, 2020 (in thousands):

Balance as of December 28, 2019	$118,732
Effect of foreign currency translation	3,843
Balance as of September 26, 2020	$122,575

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Intangible assets consisted of the following (in thousands):

	September 26, 2020			December 28, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$28,100	$26,300	$1,800	$28,100	$24,605	$3,495
Tradename	100	100	—	100	100	—
Customer relationships	11,436	3,090	8,346	11,095	2,302	8,793
Reacquired distribution rights	33,100	33,100	—	31,680	31,680	—
Non-competition agreements	268	268	—	256	192	64
Total	$73,004	$62,858	$10,146	$71,231	$58,879	$12,352
Amortization expense related to acquired intangible assets was $0.5 million and $3.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Amortization expense related to acquired intangible assets was $2.5 million and $10.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Remainder of 2020	$225	$242	$467
2021	900	804	1,704
2022	675	804	1,479
2023	—	804	804
2024	—	804	804
Thereafter	—	4,888	4,888
Total	$1,800	$8,346	$10,146

7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	September 26, 2020	December 28, 2019
Accrued bonus	$23,575	$12,541
Accrued compensation and benefits	18,858	13,331
Accrued warranty	14,661	13,856
Accrued sales and other indirect taxes payable	10,239	12,440
Accrued federal and state income taxes	6,511	3,378
Current portion of operating lease liabilities	6,343	6,843
Accrued direct fulfillment costs	4,330	10,582
Accrued other	10,252	8,797
	$94,769	$81,768

8. Derivative Instruments
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate changes on sales. These contracts typically have maturities of thirty-seven months or less. At September 26, 2020 and December 28, 2019, the Company had outstanding cash flow hedges with a total notional value of $430.2 million and $424.6 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At September 26, 2020 and December 28, 2019, the Company had outstanding foreign currency economic hedges with a total notional value of $26.8 million and $58.4 million, respectively.
As described in Note 2, during July 2020, the Company entered into a forward sale contract as an economic hedge to reduce the Company's exposure to stock price fluctuations on its marketable equity securities. The contract has a maturity date of January 2021. At September 26, 2020, the total notional value of this economic hedge was $51.5 million.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	September 26, 2020	December 28, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$724	$1,855
Foreign currency forward contracts	Accrued expenses	1,177	297
Forward sale contract	Accrued expenses	626	—
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$2,781	$4,347
Foreign currency forward contracts	Other assets	3,136	9,112
Foreign currency forward contracts	Accrued expenses	435	47
Foreign currency forward contracts	Long-term liabilities	3,689	414

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gain (loss) recognized in income	Other income, net	$(2,232)	$852	$(3,475)	$200

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency forward contracts	$(11,230)	$10,905	$(7,177)	$15,254
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$413,145	$289,399	$885,563	$787,232

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$993	$185	$4,711	$400

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 26, 2020
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$74,058	$—	$—
Marketable equity securities, $46,578 at cost (3)	52,106	—	—
Corporate bonds, $6,493 at cost (4)	—	6,524	—
Convertible notes	—	—	1,500
Derivative instruments (Note 8)	—	6,641	—
Total assets measured at fair value	$126,164	$13,165	$1,500

Liabilities:
Derivative instruments (Note 8)	$—	$5,927	$—
Total liabilities measured at fair value	$—	$5,927	$—

	Fair Value Measurements as of December 28, 2019
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Corporate and government bonds, $17,016 at cost	$—	$17,032	$—
Derivative instruments (Note 8)	—	15,314	—
Total assets measured at fair value	$—	$32,346	$—

Liabilities:
Derivative instruments (Note 8)	$—	$758	$—
Total liabilities measured at fair value	$—	$758	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(2)Level 3 fair value estimates are based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
(3)The related unrealized gain recorded in Other income, net was $5.5 million for the three months ended September 26, 2020. Marketable equity securities are included in short term investments on the consolidated balance sheet.
(4)As of September 26, 2020, the Company’s investments had maturity dates ranging from November 2020 to March 2021.

The following table provides a summary of changes in fair value of our Level 3 investment for the nine months ended September 26, 2020 (in thousands):

Balance as of December 28, 2019	$—
Investment in convertible notes	1,500
Balance as of September 26, 2020	$1,500

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
On October 24, 2019, purported Company shareholder Miramar Firefighters’ Pension Fund filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its directors and officers, captioned Miramar Firefighters’ Pension Fund v. iRobot Corporation, et al., No. 1:19-cv-09837.  The case has been transferred to the U.S. District Court for the District of Massachusetts. A similar case captioned Campbell v. iRobot Corporation, et al., No. 1:19-cv-12483 was also filed in the U.S. District Court for the Southern District of New York and subsequently transferred to the U.S. District Court for the District of Massachusetts. On January 24, 2020, the Court consolidated the Miramar and Campbell cases (the consolidated cases together, the "Securities Class Action") and appointed a lead plaintiff and lead plaintiff's Counsel. On April 3, 2020, the plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the impact of competition and Section 301 tariffs on the Company’s financial performance, and the Company has filed a motion to dismiss the case. A hearing was held on the Company’s motion to dismiss on September 17, 2020, and the Company is currently awaiting a ruling on its motion to dismiss.
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
Outstanding Purchase Orders
At September 26, 2020, the Company had outstanding purchase orders aggregating approximately $301.3 million. The purchase orders, the majority of which are with the Company's contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty. In circumstances where the Company has determined that it has financial exposure associated with any of these commitments, the Company records a liability in the period in which that exposure is identified.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Accordingly, the Company has no liabilities recorded for these agreements as of September 26, 2020 and December 28, 2019, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at beginning of period	$13,769	$11,970	$13,856	$11,964
Provision	5,525	3,484	13,395	8,817
Warranty usage	(4,633)	(3,082)	(12,590)	(8,409)
Balance at end of period	$14,661	$12,372	$14,661	$12,372

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
12. Income Taxes
The Company’s effective income tax rate for the three months ended September 26, 2020 and September 28, 2019, was 24.3% and 18.2%, respectively. The increase in the effective income tax rate was primarily due to the jurisdictional profit mix and the impact of valuation allowances.
The Company’s effective income tax rate for the nine months ended September 26, 2020 and September 28, 2019, was 22.6% and 11.6%, respectively. The increase in the effective income tax rate was primarily due to the recognition of tax expense associated with stock-based compensation compared to a tax benefit for the prior period.
The Company's effective income tax rate of 24.3% and 22.6% for the three and nine months ended September 26, 2020 differed from the federal statutory tax rate of 21% primarily due to the jurisdictional mix of earnings and the recognition of valuation allowances during the period.
    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The Company continues to evaluate the impact of the CARES Act, but at present does not expect the CARES Act to result in any material income tax benefit.

13. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
Significant Customers
For the three months ended September 26, 2020 and September 28, 2019, the Company generated 26.6% and 29.6% of total revenue, respectively, from one of its retailers (Amazon).
For the nine months ended September 26, 2020 and September 28, 2019, the Company generated 26.4% and 25.0% of total revenue, respectively, from one of its retailers (Amazon).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning the impact of cost reduction actions and potential savings, new product sales, our direct-to-consumer sales channel, product development and offerings, our consumer robots, our competition, our strategy, our market position, the impact of tariffs, the recognition and timing of tariff refunds, whether we are able to obtain an extension to our tariff exclusion and the length of extension granted, the impact of COVID-19 on our business, our supply chain, market acceptance of our products, seasonal factors, revenue recognition, the impact of new accounting standards, credit losses, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, compensation costs, our projected income tax rate, our credit and letter of credit facilities and expected use thereof, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2019 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
iRobot is a leading consumer robot company that designs and builds robots that empower people to do more both inside and outside of the home. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. Our portfolio of solutions features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to empower the smart home. For more than 25 years, we have been a pioneer in the robotics and consumer products industries. We sell our robots through a variety of distribution channels, including chain stores and other national retailers, through our own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
As of September 26, 2020, we had 1,159 full-time employees. We have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risk associated with product development. Our significant expertise in consumer needs, robot design, engineering and smart home technologies and trends positions us to capitalize on the growth we expect in the market for robot-based consumer products.
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
During the first quarter of 2020, the global pandemic related to the novel coronavirus ("COVID-19") presented significant challenges and adversely impacted our business and operating results. The pandemic directly and indirectly disrupted certain sales and supply chain activities and impacted our ability to address those challenges during the first quarter, which resulted in first-quarter revenue and a net loss per share that was below our original targets. In light of the adverse impact of COVID-19 on our business and on macroeconomic conditions domestically and internationally, along with the uncertainty associated with a potential recovery, we implemented cost-reduction actions in April 2020 that were aimed at generating net savings of approximately $30.0 million in 2020 while enabling us to accelerate investment in key initiatives. Our actions taken during the second quarter of 2020 included reducing our workforce by approximately 5%, furloughing retail-facing marketing staff in Europe, reducing hiring plans, suspending go-to-market and development plans for our Terra robot mower and curtailing working media spending. During the nine months ended September 26, 2020, we recorded a restructuring charge totaling $2.1 million primarily associated with severance costs arising from the workforce reduction. During the second quarter of 2020, we observed increased demand for our robots as maintaining a clean home took on greater prominence during the pandemic with sell-through momentum building globally with revenue substantially outperforming our plans at the start of the quarter. The favorable demand environment continued to strengthen in the third quarter of 2020 with stronger-than-anticipated retail orders and robust growth in our direct-to-consumer sales. While the improved business momentum, particularly in the U.S., has resulted in a meaningfully better outlook for 2020, the economic environment remains highly uncertain and consumer spending for the upcoming holiday season is difficult to predict. As a result, it is challenging for us to forecast the full impact of COVID-19 on our operations, liquidity and financial results. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to "Risk Factors" for further discussion of the impact of the COVID-19 pandemic on our business.
In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminates the 25% tariff on Roomba products imported from China until December 31, 2020 and entitles us to a refund of approximately $60.3 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. During the nine months ended September 26, 2020, we recognized approximately $40.0 million of refunds for tariffs paid in 2018 and 2019 as a benefit to cost of product revenue, which contributed to our strong gross margin during the period. As of September 26, 2020, we have received $34.9 million of the tariff refund and the outstanding refund receivable was approximately $25.4 million which is recorded in other current assets on the consolidated balance sheet. There is currently no process to apply for a further extension nor any formal indication from the U.S. government that any such exclusion extensions will be considered. If the exclusion is not extended past December 31, 2020, the 25% tariff will be reinstated, and we expect this incremental cost will dampen our gross profit in 2021. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% tariff, we are focused on scaling the manufacture of our products in Malaysia. We began this initiative last year with the goal of being capable of manufacturing broadly and at scale in Malaysia by the end of 2021.

iRobot has continued to advance innovation and bring new products to market in recent quarters. In August 2020, we launched iRobot Genius Home Intelligence Platform, a powerful AI-based robot platform that includes an expansive range of digital features and experiences for our line of Wi-Fi connected floor cleaning robots. The iRobot Genius gives users greater personalization and control over their cleaning robots. In September 2020, we launched Roomba i3 and i3+ in North America. The Roomba i3 offers intelligent navigation, a 3-Stage Cleaning System and personalized cleaning available with iRobot Genius while the Roomba i3+ also includes the self-emptying capability of Clean Base. We believe that the i3 and i3+ will play an important role in continuing to help shift our product mix up into the mid and premium tiers.
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
Effective December 29, 2019, we adopted the new credit losses standard under Accounting Standards Codification 326. The new standard did not result in an adjustment upon adoption. Although we historically have not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. As a result, we recorded our estimate of credit losses, resulting in an increase to the reserve and bad debt expense of $1.0 million and $5.5 million during the three and nine months ended September 26, 2020, respectively. As of September 26, 2020, we had an allowance for credit losses of $6.5 million. We have updated our accounting policy in Note 2 of the consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	51.8	51.6	48.5	51.2
Amortization of acquired intangible assets	0.1	1.1	0.1	1.2
Total cost of revenue	51.9	52.7	48.6	52.4
Gross profit	48.1	47.3	51.4	47.6
Operating expenses:
Research and development	9.3	11.5	12.6	13.2
Selling and marketing	12.2	14.6	15.4	17.5
General and administrative	6.9	6.4	8.5	7.9
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	28.5	32.6	36.6	38.7
Operating income	19.6	14.7	14.8	8.9
Other income, net	10.2	0.3	4.7	0.5
Income before income taxes	29.8	15.0	19.5	9.4
Income tax expense	7.2	2.7	4.4	1.1
Net income	22.6%	12.3%	15.1%	8.3%

Comparison of Three and Nine Months Ended September 26, 2020 and September 28, 2019
Revenue

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
		(In thousands)				(In thousands)
Revenue	$413,145	$289,399	$123,746	42.8%	$885,563	$787,232	$98,331	12.5%
Revenue for the three months ended September 26, 2020 increased $123.7 million to $413.1 million, or 42.8%, compared to $289.4 million for the three months ended September 28, 2019. The $123.7 million increase in revenue was primarily attributable to a 36.0% increase in units shipped for the three months ended September 26, 2020 compared to the three months ended September 28, 2019. The demand for our robots continued to increase substantially as maintaining a clean home took on greater prominence during the pandemic. Sell through momentum continued to build globally in the third quarter, resulting in stronger-than-anticipated retail orders and robust growth in our direct-to-consumer sales. In the three months ended September 26, 2020, domestic revenue increased $88.3 million, or 74.9%, while international revenue increased $35.4 million, or 20.6%.
Revenue for the nine months ended September 26, 2020 increased $98.3 million to $885.6 million, or 12.5%, compared to $787.2 million for the nine months ended September 28, 2019. Although the initial impact of the COVID-19 pandemic on our sales and manufacturing supply chain activities during the first quarter of 2020 resulted in a revenue decline, demand for our robots increased substantially during the second and third quarters of 2020 as maintaining a clean home took on greater prominence during the pandemic with sell-through momentum building globally. Units shipped increased 7.1% for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019. In the nine months ended September 26, 2020, domestic revenue increased $71.9 million, or 20.2%, and international revenue increased $26.4 million, or 6.1%, as compared to the nine months ended September 28, 2019.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of product revenue	$214,079	$149,463	$64,616	43.2%	$429,060	$403,392	$25,668	6.4%
As a percentage of revenue	51.8%	51.6%			48.5%	51.2%
Cost of product revenue increased to $214.1 million in the three months ended September 26, 2020, compared to $149.5 million in the three months ended September 28, 2019. The $64.6 million increase in cost of product revenue is primarily due to the 42.8% increase in revenue.
Cost of product revenue increased to $429.1 million in the nine months ended September 26, 2020, compared to $403.4 million in the nine months ended September 28, 2019. The $25.7 million increase in cost of product revenue is primarily due to the 12.5% increase in revenue as well as increases in warranty and rework costs, offset by the recognition of the tariff refunds of approximately $40.0 million for tariffs paid in 2018 and 2019. On April 24, 2020, we were granted a temporary exclusion, as extended in August 2020, from Section 301 List 3 tariffs by the United States Trade Representative, which temporarily eliminates the 25% tariff on Roomba products imported from China until December 31, 2020.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Gross profit	$198,841	$136,841	$62,000	45.3%	$454,808	$374,557	$80,251	21.4%
Gross margin	48.1%	47.3%			51.4%	47.6%
Gross margin increased to 48.1% in the three months ended September 26, 2020 compared to 47.3% in the three months ended September 28, 2019. The slight increase in gross margin is due to higher revenue and lack of tariff expense, mostly offset by changes in pricing and promotional activity during the three months ended September 26, 2020 compared to the three months ended September 28, 2019.

Gross margin increased to 51.4% in the nine months ended September 26, 2020 compared to 47.6% in the nine months ended September 28, 2019. The increase in gross margin is primarily related to the recognition of the tariff refunds of $40.0 million for tariffs paid in 2018 and 2019 as a benefit to cost of product revenue, partially offset by changes in pricing and promotional activity during the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019.
We anticipate our 2020 fourth-quarter gross margin will decrease slightly from that of the third quarter due to promotional programs planned with retailers during the holiday season. There is currently no process to apply for a further extension nor any formal indication from the U.S. government that any such exclusion extensions will be considered. If the exclusion is not extended past December 31, 2020, the 25% tariff will be reinstated, and we expect this incremental cost will dampen our gross profit in 2021. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% tariff, we are focused on scaling the manufacture of our products in Malaysia. We began this initiative last year with the goal of being capable of manufacturing broadly and at scale in Malaysia by the end of 2021.
Research and Development

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Research and development	$38,613	$33,401	$5,212	15.6%	$111,929	$104,320	$7,609	7.3%
As a percentage of revenue	9.3%	11.5%			12.6%	13.2%
Research and development expenses increased $5.2 million, or 15.6%, to $38.6 million (9.3% of revenue) in the three months ended September 26, 2020 from $33.4 million (11.5% of revenue) in the three months ended September 28, 2019. This increase is primarily due to a $5.3 million increase in people-related costs mostly attributable to higher performance-based stock-based compensation and short-term incentive compensation costs.
Research and development expenses increased $7.6 million, or 7.3%, to $111.9 million (12.6% of revenue) in the nine months ended September 26, 2020 from $104.3 million (13.2% of revenue) in the nine months ended September 28, 2019. This increase is primarily due to a $5.5 million increase in people-related costs, mostly attributable to higher performance-based stock-based compensation and short-term incentive compensation costs, as well as $1.7 million of restructuring charges associated with the reduction in workforce during the second quarter of 2020.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Selling and marketing	$50,488	$42,257	$8,231	19.5%	$136,144	$137,502	$(1,358)	(1.0)%
As a percentage of revenue	12.2%	14.6%			15.4%	17.5%
Selling and marketing expenses increased $8.2 million, or 19.5%, to $50.5 million (12.2% of revenue) in the three months ended September 26, 2020 from $42.3 million (14.6% of revenue) in the three months ended September 28, 2019. This increase was primarily attributable to a $5.5 million increase in marketing activities to support the new product launch in North America and to build our direct-to consumer sales channel, as well as a $2.4 million increase in people-related costs mostly related to higher short-term incentive compensation costs.
Selling and marketing expenses decreased $1.4 million, or 1.0%, to $136.1 million (15.4% of revenue) in the nine months ended September 26, 2020 from $137.5 million (17.5% of revenue) in the nine months ended September 28, 2019. This decrease was primarily attributable to delayed implementation of certain marketing activities as a result of the pandemic resulting in a decrease of $3.3 million year over year, offset by a $1.9 million increase in people-related costs resulting from higher incentive compensation costs.
We expect selling and marketing costs will increase during the fourth quarter of 2020, which is consistent with historical trending as we accelerate working media to drive demand around the holiday season.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
General and administrative	$28,490	$18,372	$10,118	55.1%	$74,919	$61,871	$13,048	21.1%
As a percentage of revenue	6.9%	6.4%			8.5%	7.9%
General and administrative expenses increased $10.1 million, or 55.1%, to $28.5 million (6.9% of revenue) in the three months ended September 26, 2020 from $18.4 million (6.4% of revenue) in the three months ended September 28, 2019. This increase is primarily due to higher performance-based stock-based compensation and short-term incentive compensation costs of $8.8 million, as well as increases in legal fees of $1.9 million driven by higher intellectual property litigation costs, and the allowance for credit losses of $1.0 million associated with the uncertainty of collection from certain customer accounts resulting from the pandemic.
General and administrative expenses increased $13.0 million, or 21.1%, to $74.9 million (8.5% of revenue) in the nine months ended September 26, 2020 from $61.9 million (7.9% of revenue) in the nine months ended September 28, 2019. This increase is primarily due to higher performance-based stock-based compensation and short-term incentive compensation costs of $6.5 million, as well as increases in the allowance for credit losses of $5.5 million associated with the uncertainty of collection from certain customer accounts resulting from the pandemic, and legal fees of $4.3 million, driven by higher intellectual property litigation costs.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Cost of revenue	$225	$3,095	$(2,870)	(92.7)%	$1,695	$9,283	$(7,588)	(81.7)%
Operating expense	256	256	—	—%	764	796	(32)	(4.0)%
Total amortization expense	$481	$3,351	$(2,870)	(85.6)%	$2,459	$10,079	$(7,620)	(75.6)%
As a percentage of revenue	0.1%	1.2%			0.3%	1.3%
The decrease in amortization of acquired intangible assets in the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019, was primarily related to the reacquired distribution rights intangible asset which was fully amortized in the fourth quarter of 2019.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Other income, net	$42,240	$900	$41,340	4,593.3%	$41,837	$3,713	$38,124	1,026.8%
As a percentage of revenue	10.2%	0.3%			4.7%	0.5%
Other income, net, amounted to $42.2 million and $0.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The primary driver of the changes for the three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019 was the gains associated with our InTouch Health investment when Teladoc Health, Inc., or Teladoc, acquired InTouch Health and exchanged our shares of InTouch Health for shares of Teladoc during the third quarter of 2020.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Dollar Change	Percent Change	September 26, 2020	September 28, 2019	Dollar Change	Percent Change
	(In thousands)				(In thousands)
Income tax expense	$29,982	$7,923	$22,059	278.4%	$39,156	$8,522	$30,634	359.5%
Effective income tax rate	24.3%	18.2%			22.6%	11.6%
We recorded an income tax expense of $30.0 million and $7.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The $30.0 million income tax expense for the three months ended September 26, 2020 resulted in an effective income tax rate of 24.3%. The $7.9 million income tax expense for the three months ended September 28, 2019 resulted in an effective income tax rate of 18.2%. The increase in the effective income tax rate was primarily due to the jurisdictional profit mix and the impact of valuation allowances.
We recorded an income tax expense of $39.2 million and $8.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The $39.2 million income tax expense for the nine months ended September 26, 2020 resulted in an effective income tax rate of 22.6%. The $8.5 million income tax expense for the nine months ended September 28, 2019 resulted in an effective income tax rate of 11.6%. The increase in the effective income tax rate was primarily due to the recognition of tax expense associated with stock-based compensation compared to a tax benefit for the prior period.
Our effective income tax rate of 24.3% and 22.6% for three and nine months ended September 26, 2020 differed from the federal statutory tax rate of 21% primarily due to the jurisdictional mix of earnings and the recognition of valuation allowances during the period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. We continue to evaluate the impact of the CARES Act, but at present do not expect the CARES Act to result in any material income tax benefit.

Liquidity and Capital Resources
At September 26, 2020, our principal sources of liquidity were cash and cash equivalents totaling $297.2 million and short-term investments of $60.1 million. Our working capital was $542.7 million as of September 26, 2020, compared to $364.2 million as of September 28, 2019.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the three months ended September 26, 2020 and September 28, 2019, we spent $25.0 million and $27.1 million, respectively, on capital expenditures.
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
As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. We implemented cost-reduction actions in April 2020 that are aimed at generating net savings of approximately $30.0 million in 2020 while enabling us to accelerate investment in key initiatives. Our actions taken during the second quarter of 2020 included reducing our workforce by approximately 5%, furloughing retail-facing marketing staff in Europe, reducing hiring plans, suspending go-to-market and development plans for our Terra robot mower and curtailing working media spending. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion, as extended in August 2020, temporarily eliminates the 25% tariff on Roomba products imported from China until December 31, 2020 and entitles us to a refund of approximately $60.3 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. During the nine months ended September 26, 2020, we recognized $40.0 million of refunds for tariffs paid in 2018 and 2019 as a benefit to cost of product revenue. As of

September 26, 2020, we have received $34.9 million in cash associated with our tariff refunds from the U.S. government. We expect to receive the remaining refunds within the next nine months, subject to the timing of releases from U.S. Customs.
Cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 26, 2020 was $96.7 million, of which the principal components were our net income of $133.7 million and non-cash charges of $18.9 million, partially offset by cash outflow of $55.8 million from increases in working capital. The increase in working capital was mainly driven by an increase in inventory of $61.0 million in advance of the holiday season and inventory associated with the launch of Roomba i3 and i3+ during the third quarter of 2020.
Cash used in investing activities
Net cash used in investing activities for the nine months ended September 26, 2020 was $18.3 million. During the nine months ended September 26, 2020, we invested $25.0 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia. In addition, we made strategic investments of $3.7 million, while proceeds from the sales and maturities of marketable securities amounted to $10.5 million.
Cash used in financing activities
Net cash used in financing activities for the nine months ended September 26, 2020 was $22.8 million, which primarily reflects the repurchase of 663,602 shares of our common stock for $25.0 million under our stock repurchase program in March 2020.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of September 26, 2020, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of September 26, 2020, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of September 26, 2020, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 220.0 million Japanese Yen. As of September 26, 2020, we had no outstanding balance under the guarantee line of credit.
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
Off-Balance Sheet Arrangements
As of September 26, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. At September 26, 2020 and December 28, 2019, we had outstanding cash flow hedges with a total notional value of $430.2 million and $424.6 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At September 26, 2020 and December 28, 2019, we had outstanding economic hedges with a total notional value of $26.8 million and $58.4 million, respectively.
At September 26, 2020, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $47.4 million.
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
As the coronavirus continues to spread, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, our manufacturing supply chain has been and may continue to be adversely affected with production delays or limited manufacturing volumes associated with factory shutdowns or reduced numbers of workers or working hours in the factories, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. Specifically, travel restrictions have prevented, and may continue to prevent, significant progress in supply chain diversification efforts in Malaysia, which may have a material impact on our ability to mitigate in the impact of certain tariffs. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) impede our employees’ ability to efficiently conduct research and development activities or oversee manufacturing activities, which has, and may continue to, slow innovation, lead to higher costs or both. For example, we have already experienced an increase in air freight costs and a delay in our supply chain diversification efforts. Further, if the spread of the coronavirus pandemic continues and our operations continue to be adversely impacted, we risk a delay, default, violation and/or non-compliance under existing agreements.
The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, has had and may continue to have a material economic effect on our business. For example, the pandemic and related measures taken to limit the spread of disease has resulted in higher unemployment and greater economic uncertainty, which may adversely affect consumer purchasing behavior. Further, retail store closures, whether temporary or permanent, as well as limited operating hours and restrictions on foot traffic and maximum capacities in stores may continue to adversely affect sales of our products. Certain retailers, who we rely on for a significant portion of our revenue, have begun, and may continue, to unilaterally stretch payables to us that may increase our accounts receivable, strain our liquidity, and increase the likelihood of our failure to collect on product previously sold.

While the potential economic impact and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. We do not yet know the full extent of potential delays or impacts on our business, our industry or the global economy as a whole. Additionally, while significant efforts are underway to slow the spread of the disease, increase testing and develop vaccines and therapeutics, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and accelerate consumer spending. Accordingly, given that the potential of these effects of the current pandemic on our operations has been and will likely continue to be material, we will continue to monitor the situation closely.
If we experience a disaster or other business continuity problem, we may not be able to recover successfully, which could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. For example, the COVID-19 pandemic has disrupted and will continue to disrupt our supply chain and manufacturers, resulting in a disruption in manufacturing our products as further discussed in the risk factors entitled "We depend on a limited number of manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements" below and "Our business has been, and will continue to be, adversely affected by the ongoing coronavirus pandemic" above.
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
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. From September 2018 through March 28, 2020, we paid an aggregate of $57.2 million in Section 301 tariffs on our Roomba products. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion, as extended in August 2020, eliminates the 25% tariff on Roomba products until December 31, 2020 and entitles us to a refund of $60.3 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. However, the 25% Section 301 tariff on our products imported from China will apply to our Roomba products starting January 1, 2021 absent a further extension of the exclusion by the United States Trade Representative. There is currently no process to apply for a further extension nor any formal indication from the U.S. government that any such exclusion extensions will be considered. Although we have begun relocating a meaningful portion of our supply chain from China to Malaysia, if we do not have an exclusion from the Section 301 tariffs, we will again experience a lowering of our margin on products sold and pricing pressures on our products. The already-implemented, and any additional or increased, tariffs have caused and may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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
We depend on a limited number of manufacturers, employing a dual-source strategy to mitigate potential manufacturing disruptions, and we have safety stock strategies for low-volume products that are not dual sourced. The majority of our contract manufacturing locations for our robots are currently located in China and we added additional manufacturing capacity in Malaysia in late 2019, where we have ramped up, and expect to continue to ramp up production in 2020. These manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
We are dependent on a limited number of suppliers for various components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of, and have already experienced, industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which risk may be increased as a result of COVID-19. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects, financial condition and operating results.
Our reliance on these contract manufacturers involves certain risks, including the following:
•lack of direct control over production capacity and delivery schedules;
•lack of direct control over quality assurance, manufacturing yields and production costs;
•lack of enforceable contractual provisions over the production and costs of consumer products;
•risk of loss of inventory while in transit;
•risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability; and
•risks that our attempts to add additional manufacturing resources may be significantly delayed and thereby create disruptions in production of our products.
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
If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.
We are currently investing in our direct-to-consumer sales channel, primarily through our website and mobile app, and our future growth relies in part on our ability to attract consumers to this channel, which requires significant expenditures in marketing, software development and infrastructure. If we are unable to drive traffic to, and increase sales through, our website and mobile app, our business and results of operations could be harmed. The success of direct-to-consumer sales is subject to risks associated with e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

Item 5. Other Information
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Elisha Finney, Rueybin Kao, and Andrew Miller, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

iROBOT CORPORATION

Date: October 29, 2020	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)