Form 10-K
period 2021-01-02
IROBOT CORP
filed 2021-02-16
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $2.3 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on June 26, 2020, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 29, 2021, there were 28,199,143 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 2, 2021. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended January 2, 2021

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
iRobot and its stylized logo, Roomba, Clean Base, iRobot Genius Home Intelligence, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, Corners. Edges. And the Details in Between., Imprint, Mirra, Root, Terra, vSLAM and Virtual Wall are trademarks of iRobot Corporation (together with its subsidiaries, "iRobot", the "Company", "we", "us" or "our").
Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to help realize the smart home’s potential. For the past two decades, we have been a pioneer and leader in consumer robotics, robotic floor care and robotic artificial intelligence.
Since our founding in 1990, we have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risks associated with product development. These capabilities are amplified by the integration of artificial intelligence, home understanding and machine vision technologies that further improve cleaning performance and help personalize the cleaning experience, enabling customers to have greater control over where, when and how our robots clean. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to capitalize on the anticipated growth in the market for robot-based consumer products.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") to be a global pandemic, COVID-19 has resulted in significant economic disruption, and governments around the world have implemented various measures, including travel restrictions, closure of non-essential businesses, border closures, and social distancing, in an effort to slow the spread of COVID-19. These actions have altered macroeconomic conditions and created recession-like environments around the world. To protect the health and well-being of our employees, suppliers, and customers, we have implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely. The mandated orders to "shelter-in-place" and other social distancing measures have directly and indirectly affected sales and supply chain activities. During the early months of the COVID-19 pandemic, retailers focused on carefully managing inventory and prioritizing demand for essential products while reducing operating hours, limiting foot traffic and temporarily closing stores. Starting in the second quarter of 2020, we saw demand for our Roomba and Braava robots accelerate as maintaining a clean home took on increasing importance to people while they spent more time at home, including as a result of work-from-home arrangements. At the same time, we navigated a myriad of supply chain challenges that were compounded by COVID-19 to cost-effectively source sufficient raw materials and components, and increase volume.
2020 Highlights
Since the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold more than 30 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in major geographic regions worldwide. In 2020, iRobot sold more than $1.4 billion in consumer robots and navigated very challenging market conditions as the COVID-19 pandemic directly and indirectly impacted all aspects of our business. Our commitment to innovation and funding critical research and development projects continued to yield tangible results through new product launches and new and enhanced features and functionality. In addition to launching the Roomba i3 and i3+ in North America during 2020, we introduced the iRobot Genius Home Intelligence ("Genius"), a powerful new platform that delivers an expansive range of digital features and experiences across our entire line of Wi-Fi connected floor cleaning robots. Genius powers the iRobot HOME App, through which Roomba and Braava users can operate their WiFi-connected floor cleaning robots. Genius delivers a far greater level of personalization and control over user's floor cleaning robots and enables users to determine when, where and how their robots clean. In addition, users can receive suggestions from the HOME app about their cleaning activities that factor in their unique homes, schedules, cleaning preferences and smart home integrations. In addition to these major new product launches, we introduced the Roomba s9 and s9+ in the Asia Pacific region and the Roomba Combo in select European countries during 2020.
Other 2020 highlights included our efforts to balance cost reductions as the global pandemic began with investments to advance software-based research and development and support the growth of our direct-to-consumer sales channel. Operationally, we managed through substantial changes in anticipated demand to align production across our supply chain with substantially higher orders over the course of the year while advancing plans to expand our manufacturing capacity and overcome pandemic-related delays in Malaysia. Our profitability in 2020 benefited from a temporary exclusion to United States tariffs on RVCs made in and imported from China which expired on December 31, 2020. We also appointed new leaders to oversee our finance, accounting and IT; supply chain; commercial; and marketing organizations.
Our total revenue for 2020 was $1,430.4 million, which represents a 17.8% increase from revenue of $1,214.0 million for 2019. Domestic revenue grew $141.0 million, or 23.4%, and international revenue increased by $75.4 million, or 12.3%, primarily as a result of higher sales of premium robots priced over $500.
Strategy
Our long-term strategy to drive sustainable, profitable growth is focused on: 1) designing and marketing a portfolio of floor cleaning robots with differentiated value propositions that appeal to an expanding range of consumers around the world, enabling us to continue increasing category penetration globally; 2) advancing innovation through the introduction of new models of floor cleaning robots, and new features and enhanced functionality of existing models of floor cleaning robots that will address the needs of new and existing customers; 3) forging enduring relationships with millions of consumers worldwide in ways that will ultimately increase their spending with us over the lifetime of those relationships; 4) continuing to diversify our product portfolio beyond RVCs; and 5) balancing investments in key technology, product development, sales and marketing, manufacturing and other initiatives with an ongoing focus on controlling costs, increasing productivity and driving efficiency.
The three key elements in our strategy are 1) differentiating the cleaning experience; 2) building long-term, enduring customer relationships; and 3) nurturing the lifetime value of our customer relationships. By executing on each element of our strategy, we believe we can better position iRobot to build and defend its category leadership, participate meaningfully in continued category growth, build a stronger direct-to-consumer sales channel to complement our extensive retail partnerships, and convert our top-line growth into even faster operating profit and earnings per share expansion.
Technology
Since the Roomba’s introduction in 2002, we have continuously pursued innovation and introduced a wide of range of powerful features and functionality that have been favorably received by customers, helped extend our consumer robot technology and category leadership, and have further expanded our product portfolio. Over the past several years, we have focused on research and development initiatives that advance overall cleaning efficacy and performance, increase the autonomy of our products and enable personalized control over how, when and where our robots clean. By leveraging our robust connectivity and cloud infrastructure through Amazon Web Services and the ever-increasing processing power in our robots, we have built a Home Knowledge Cloud that can quickly and cost-effectively support over-the-air delivery of new digital features and enhanced functionality for customers globally. This infrastructure also allows us to collect valuable performance data that helps us improve the effectiveness of our support teams, helps inform our product roadmaps and facilitates integration with other connected devices in the smart home.
Our development roadmaps are shaped by our product management teams, interactions between customers and our support teams, a wide range of consumer studies and surveys, as well as the aforementioned analysis of extensive performance data of our robots in the field. We believe that the 2020 launch of the Genius platform will continue to play an increasingly important role in our ability to consistently deliver new features and functionality in our floor cleaning robots to improve performance, continue to address the needs of our customers and advance the smart home experience. We also plan to continue leveraging recent and ongoing investments in a range of technologies and interfaces, including artificial intelligence, home understanding and machine vision, that further improve cleaning efficacy, make our products easier to use and perform better, increase the trust that the user places in our products to successfully complete their missions, and tightly integrate our products into the lifestyles of our users.
Products
We sell various products designed to empower people to do more in and around their homes. We believe our home floor cleaning robots deliver compelling and unique value to customers by delivering a better way to clean that frees people from repetitive, time consuming home cleaning tasks. To ensure the continued acceptance of our robots, we plan to continue to invest in the digital, data and physical products necessary to further improve the robots' cleaning efficacy, deliver the requisite autonomy to complete missions without requiring user intervention, and offer personalized control over cleaning so that the robots fit seamlessly into the lifestyle of their owners. As part of our efforts to control costs, accelerate certain strategic initiatives and further shift research and development engineering talent from hardware to software, we suspended go-to-market plans for our Terra robot mower during 2020. While we continue to believe that product diversification is an important element of our long-term growth strategy, this specific initiative is expected to remain on hold for the foreseeable future in part because we believe our ability to successfully and efficiently bring new product categories to market will be enhanced by our near-term investments to build stronger, enduring customer relationships and nurture the lifetime value of these relationships.
All of our WiFi-connected floor cleaning robots benefit from iRobot Genius Home Intelligence, our powerful robot platform that unlocks an expansive range of digital features and experiences to give users an unmatched level of personalization and control over their cleaning robots, accounting for their unique homes, schedules, cleaning preferences and smart home integrations. Our products consist of the following robot families:
Roomba
We currently offer multiple Roomba floor vacuuming robots at varying price points ranging from approximately $250 to $1,099 based upon features and performance characteristics. The Roomba family of robotic vacuum cleaners encompasses the following product series:
•600 Series: The Roomba 600 series robots offer a three-stage cleaning system that thoroughly vacuums every section of the floor multiple times, as well as a brush design that enables the robot to handle fibers like hair, pet fur, lint and carpet fuzz. Available since 2012, the 600 Series is available with and without WiFi connectivity. The WiFi connected version of the 600 Series benefits from certain Genius features.
•Combo: Introduced in October 2020 in certain EMEA countries, the Combo consolidates vacuuming and mopping functionality within a single robot platform at an entry-level price point. This product is Wi-Fi connected and offers a range of personalized cleaning features powered by the Genius platform.
•i3 Series: Introduced in September 2020, the i3 Series provides intelligent navigation, a premium 3-stage cleaning system, and an expanded range of personalized cleaning features powered by the Genius platform. The i3+ includes all of the features of the i3 as well as the Clean Base® Automatic Dirt Disposal system, which enables the robot to self-empty debris into an AllergenLock™ bag that is enclosed within the Clean Base. This level of automation is designed to allow users to forget about vacuuming for weeks at a time.
•i7 Series: Introduced in September 2018, and offering personalized cleaning features powered by the Genius platform, the i7 Series brought a new level of intelligence and automation to robotic vacuum cleaners with the ability to learn, map and adapt to a home’s floor plan and ten times more suction power than the 600 Series. The Roomba i7+ includes all the features of i7 plus the Clean Base® Automatic Dirt Disposal System.
•s9 Series: Introduced in May 2019, and offering personalized cleaning features powered by the Genius platform, the s9 Series represents the most powerful, deepest cleaning Roomba to date with 40 times more suction power than the 600 Series, advanced sensors to automatically increase suction on rugs or carpets, new brushes that further improve the robot’s ability to clean corners and along walls, and sophisticated navigation and mapping capabilities for efficient, customized room cleaning. The Roomba s9+ includes all of the features of the s9 plus the Clean Base® Automatic Dirt Disposal. The Roomba s9+ also features unique, whole system filtration in which 99% of pollen and mold allergens vacuumed cannot escape back into the air.
Braava
We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard-surface floors at price points ranging from $199 to $450. The Braava robots automatically dust and damp mop hard-surface floors using popular cleaning cloths or our specially designed reusable microfiber cloths and include a special reservoir that dispenses liquid throughout the cleaning cycle to keep the cloth damp. The Braava family of floor mopping robots encompasses the following product series:

•200 Series: Introduced in 2016, the Braava jet 200 series robot mop navigates under and around objects and furniture, reaches into corners and uses Precision Jet Spray and a vibrating clean head to remove dirt and stains.
•300 Series: With the ability to operate in separate mop or sweep modes, the Braava jet 300 series robot mop offers greater coverage than the 200 Series and is compatible with a wide range of iRobot and third-party cleaning cloths. The 300 Series was first introduced in 2013.
•m Series: Introduced in May 2019, the Braava jet m Series is the most advanced Braava robot mop yet, with Roomba-like features and functionality, including personalized cleaning features powered by the Genius platform, a dedicated charging station and the same navigation and mapping technology found in the most advanced Roombas with extensive coverage and strong dirt and stain removal capability. Leveraging ImprintLink technology allows the Braava jet m Series and Roomba i3, i7, and s9 robots to automatically clean in sequence: vacuuming and then mopping.
Root
We also offer robots designed to help children learn how to code. These products help broaden the impact of our STEM efforts and reinforces our commitment to making robotic technology more accessible to educators, students and parents. The Root coding robots, priced at $129 and $199, are designed to make coding easy and natural to learn. Using the engaging Root Coding App, kids of any age can learn coding fundamentals while they play, explore, and create.
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
We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology. In 2019, we began a Smart Home Partner Program that enables select third parties to partner closely with iRobot in using certain data available in iRobot’s Home Knowledge Cloud to deliver enhanced product features and customer value. Consistent with our position on customer data privacy, our customer data is not accessible to third parties unless the customer affirmatively opts into the program and acknowledges that this home understanding data will be used in support of these related integrations. We are also advancing technology alliances with other smart home device companies that will enable our respective products to be integrated more tightly and thereby work together more seamlessly. Additionally, we plan to explore opportunities to forge strategic alliances that will enable us to resell complementary third-party products directly to our customers.
Sales and Distribution Channels
We sell our consumer products through distributor and retail sales channels, as well as our on-line store. For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, sales to non-U.S. customers accounted for 47.9%, 50.3%, and 48.7% of total revenue, respectively. For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, we generated 22.7%, 21.3% and 17.3% of total revenue, respectively, from one of our retailers.
In the United States, Canada, Japan and across much of Europe, we sell our consumer products primarily through a network of retailers. To support these retailers, we maintain in-house sales, marketing and product management teams. Certain smaller retail operations in these regions are supported by distributors to whom we sell our products directly. Throughout the rest of the world, our products are sold primarily through a network of in-country distributors who resell to retail stores in their respective countries. These distributors are supported by our international sales and product marketing team. In China, retailers are serviced by three local distributors. Due to the special needs of this market, we maintain a local sales, marketing and product team to support the distributors, manage the local marketing plan and meet product needs.
Our retail and distributor networks are our primary distribution channels for our products. Complementing our retail and distributor networks is a growing direct-to-consumer sales channel. For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, direct sales to consumers accounted for 10.5%, 5.8% and 4.4% of total revenue, respectively. We ended 2020 with nearly 10 million connected customers who have opted in to our digital communications, up more than 80% over the end of 2019.
Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. With Wi-Fi connectivity implemented across Roomba 675 and higher models, we can provide customer support directly via the iRobot HOME App and our customer service representatives can access robot performance information remotely to identify relevant issues and behaviors to more efficiently and effectively troubleshoot and address customer questions and concerns. In addition, this connectivity enables us to provide direct marketing material and push new features/fixes to robots in the field.
Marketing and Brand
We market our consumer robots to end-user customers through our extensive network of retail partners with the support of our sales and marketing teams as well as in collaborations with in-country distributors. In addition, we sell directly to consumers through our e-commerce channels around the world and continually improve the buying experience on our website and Home App. For consumers seeking information about our products, the iRobot website showcases our brand, allows consumers to learn more about our products, including the latest product innovations, and enables direct-to-consumer sales. The website also plays an important after-sales role for owners seeking spare parts and accessories, as well as for trouble-shooting possible issues and contacting customer support.
Our marketing strategy is to drive consumer awareness of and interest in iRobot's product portfolio, most notably Roomba robot vacuums and Braava robot mops, and convert this interest into sales via our retail and direct-to-consumer channels. Our sales and marketing expenses represented 18.6%, 19.1% and 19.3% of our total revenue in 2020, 2019 and 2018, respectively. We expect to continue to invest in national advertising across a range of media, consumer and industry trade shows, direct marketing and public relations to drive consumer demand and further build brand awareness.
Marketing highlights in 2020 included advancing an initiative to upgrade our marketing technology infrastructure, enhancing the e-commerce functionality on iRobot.com and our HOME App, and supporting the launches of the iRobot Genius Home Intelligence Platform and the i3/i3+ Series Roomba in the United States. In addition, we continued to execute critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth, to encourage repeat purchases by existing customers and inspire new customers to buy our products. During 2021, we expect to continue our efforts to elevate the iRobot brand while also accelerating investments aimed at enhancing the buying experience on our digital properties and increasing the effectiveness and efficiency of our demand-generation capabilities targeting our connected customer base.
Manufacturing
Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of our robots, we can focus our engineering expertise on the design of robots and associated technologies.
Manufacturing a new product requires a close relationship between our product designers, our operations teams and the contract manufacturer, as well as a range of component and raw materials suppliers as appropriate. Using multiple engineering techniques, our products are introduced to the selected production facility at an early-development stage and the feedback provided by manufacturing is incorporated into the design before tooling is finalized and mass production begins. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Once a new product has been introduced, we focus on executing a multi-year plan to improve its profitability through a combination of higher production volume and cost-optimization initiatives.
Under our agreements with our contract manufacturers, the manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends and analysis from our sales and product management functions. We believe that we have taken steps to diversify our manufacturing so that overall volumes are relatively well balanced across our multiple contract manufacturers and a substantial majority of volume is dual sourced. Our production processes are expected to give us the capacity to produce up to 29,000 robots a day, helping us to meet demand for peak seasons and provide us with additional greater geographical diversity and flexibility to respond to ever-changing market conditions.
We outsource the manufacturing of our consumer products to four contract manufacturers with plants in Southern China. In late 2019, we commenced manufacturing in Malaysia with one of our existing contract manufacturers. Although the COVID-19 pandemic delayed our efforts to increase production volume and limited the number of Roomba models manufactured in Malaysia during 2020, one of our top priorities in 2021 is to qualify additional contract manufacturers, produce more Roomba models and substantially expand manufacturing volumes in Malaysia. By expanding production in Malaysia and selling those products in the United States, we believe that we will substantially reduce and potentially eliminate our exposure to current U.S. tariffs, and mitigate the geopolitical risks associated with concentrating production solely in China.

Research and Development
We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhance and develop new applications for our existing products. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, our research and development expenses were $156.7 million, $141.6 million and $140.6 million, or 11.0%, 11.7% and 12.9% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products over the next few years that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects, which are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots, including floor cleaning robots, is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations, with an increasing number of competitor companies and products. As the performance, functionality and features of our floor cleaning robots have advanced, we believe that consumers are increasingly willing to consider our products as replacements for their traditional vacuum cleaners and wet floor cleaning products. A number of established companies have developed robots that compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our robot cleaning competitors include consumer electronics and consumer appliance companies such as Samsung, LG, Panasonic, Xiaomi, Cecotec, Hitachi, Electrolux, Midea and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover, and firms primarily focused on robotic cleaning such as Ecovacs, Roborock, Neato and iLife. In addition to dedicated robot vacuum and robot mop products, certain consumers prefer a floor cleaning robot that consolidates both vacuuming and mopping in a single product. We believe that the principal competitive factors in the market for robots include product features, performance for the intended mission, total cost of system operation and overall perceived value, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.
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
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the United States and a number of foreign countries. We currently hold a significant number of patents and have filed numerous additional patent applications. As of January 2, 2021, we held 538 U.S. patents, more than 1,000 foreign patents, additional design registrations, and have more than 1,500 patent applications pending worldwide. While our U.S. patents will begin to expire in 2021, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, Clean Base, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, Corners. Edges. And the Details in Between., Imprint, Mirra, Root, Terra, vSLAM and Virtual Wall. Our marks iRobot, Roomba, Braava, Braava jet, Better Together, Root, Clean Base, Clean Map, Imprint, PerfectEdge, Terra, Virtual Wall, and certain other trademarks, have also been registered in selected foreign countries.
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
On October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction, and the case is proceeding toward trial.
On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents related to robotic vacuum cleaners.
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
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to increased demand around the December holiday season. In 2020, 2019 and 2018, our second-half consumer product revenue represented 67.0%, 59.0% and 59.4% of our annual consumer product revenue, respectively. We believe that the pandemic’s impact on our business, our retail partners and the spending of consumers worldwide further skewed the balance of revenue in favor of 2020 second-half revenue contribution. We have also experienced higher selling and marketing expenses in the second half of the year compared to the first half of the year due to increase marketing campaigns to support seasonal holiday demand. In 2020, 2019 and 2018, our selling and marketing expense in the second half of the year represented 67.7%, 58.9% and 63.3% of our selling and marketing expense for full fiscal year, respectively. We expect that the majority of our revenue and selling and marketing expenses will continue to be generated in the second half of any given fiscal year unless or until we successfully introduce new products, that have potential to generate stronger sales during the first half of the year.
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
Human Capital
As of January 2, 2021, we had 1,209 full-time employees. Approximately 29% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.
Culture and Work Environment
Over the past three decades, iRobot has created and amplified a unique culture built on fostering invention, discovery and technological exploration in the pursuit of practical and value-add robot products for the next-generation home. iRobot is committed to attracting and retaining the best and brightest talent, leveraging new perspectives, ideas, skills, languages and cultural backgrounds and providing the resources for individuals to reach their full potential. We’ve assembled a global team of talented, motivated and unique individuals by providing our people with opportunities to make a tangible impact in helping our company thrive while also advancing their careers. In addition, iRobot’s culture is further shaped by an ongoing commitment to the future of Science, Technology, Engineering and Math ("STEM") education. This effort spans our educational robots, a range of complementary educational resources and our STEM outreach program, which is focused on engaging and inspiring students of all ages to learn more about robotics.
Underpinning our culture is an ongoing commitment to ensuring that our employees, customers and suppliers are treated with dignity and respect. We strive to maintain a workplace that is free from violence, harassment, intimidation and other unsafe or disruptive conditions. Our policy is to provide a safe and healthy workplace and comply with applicable safety and health laws and regulations, as well as internal requirements. Additionally, the safety and health of our employees is of paramount importance to us, particularly as we continue to navigate the direct and indirect challenges associated with the COVID-19 pandemic. Among the many actions taken to support our employees during the pandemic, we implemented flexible work from home policies, adopted a wide range of sanitization and cleaning protocols to keep our offices safer and instituted regular virtual town hall meetings to keep employees informed. In addition, our employees proactively donated time, resources and technology to support healthcare workers on the front lines. We supported several COVID-19 relief initiatives, such as donating thousands of masks from our manufacturing facilities to healthcare workers, participating in a project to repurpose Roomba filters for use in personal protective equipment, retrofitting Roomba in Italian hospitals with a tripod and phone to connect patients with their families and releasing numerous free online and offline learning materials for both teachers and students.
Compensation, Rewards and Benefits
In addition to competitive base salaries, we provide incentive-based compensation programs to reward performance relative to key metrics. We also provide compensation in the form of restricted stock unit grants as well as a competitive time-off policy. We offer comprehensive benefit options, including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, life and disability insurance, health savings accounts, flexible spending accounts, and an employee stock purchase plan, among others.
We are committed to the continued development of our people. We offer opportunities for personal and technical development with programs such as our leadership training, management training, mentoring program and educational assistance. We continue to evolve our approach to attracting and retaining our talent – from having a well-defined process for hiring to continuing to enhance our compensation and benefits packages.
Diversity and Inclusion
iRobot is an inclusive organization, seeking out the best and brightest minds to help us meet the global requirements of our business. We are excited to welcome new perspectives, ideas, skills, languages and cultural backgrounds to our global iRobot family.
The iRobot community is built upon the diverse perspectives, beliefs and backgrounds of incredibly talented people from around the world who have all had a hand in shaping who we are as an organization. Strengthening diversity within our global workforce enables iRobot to bring our collective ideas together to invent a future that seamlessly fits the unique, personal and diverse needs of our global consumer base. We have and will continue to take action and hold ourselves accountable to continue to foster equality and diversity on a global scale. Each day we learn from each other, grow and evolve, seeking out new opportunities to strengthen our support for all employees and the communities in which we work.
As a symbol of our commitment, iRobot Founder, CEO and Chairman Colin Angle signed the CEO Action for Diversity and Inclusion Pledge on Juneteenth 2020. We are creating opportunities to have an ongoing dialogue with our employees. We have also prioritized a series of training programs to educate and empower our team, including Creating an Inclusive Workplace and Unconscious Bias. Additionally, we continue to focus on developing new capabilities and programs that will continue to raise awareness and education around racial equality and discrimination.
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
Risks Related to our Business and Industry
We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.
A number of companies have developed or are developing robots that will compete directly with our product offerings. Our competition includes established, well-known sellers of floor cleaning robots such as Ecovacs, SharkNinja, Samsung, Roborock, as well as new market entrants. Many current and potential competitors are larger in size and more broadly diversified with substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which has, and may continue to, further drive down the average selling price in the marketplace for floor cleaning products. Moreover, while we believe many of our customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete with providers of traditional vacuum cleaners.
The global market for robots is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations and the likely increased introduction of new products. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, operating efficiency and customer support.
We expect that competition will continue to intensify as additional competitors enter the market and current competitors expand their product lines. Companies competing with us have, and may continue to, introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. Increased competitive pressure could result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results.
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
Robots represent a new and emerging market. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for floor cleaning robots will increase, if at all. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:
•generate sufficient revenue and gross margin to maintain profitability;
•maintain market share in our consumer market;
•attract and retain customers of our robots;
•attract and retain engineers and other highly-qualified personnel; and
•expand our product offerings beyond our existing robots.
If we fail to successfully address these and other challenges, risks and uncertainties, our business, results of operations and financial condition would be materially harmed.
Designing new robotic products is complex and requires significant resources, and our ability to remain competitive requires significant continued investment in tools, processes and talent.
To remain competitive, we must increase investment in developing tools and processes to improve the speed at which we are able to develop competitive products, including significant investment in developing a reusable software architecture across multiple product platforms. The development of a reusable software architecture requires the expenditure of significant resources that may not result in the designed efficiencies. Our inability to reduce the cost to develop new products or product variants may substantially impact our ability to offer products that compete favorably against other robots.
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
To execute our growth plan, we must attract and retain additional, highly-qualified personnel. Competition for hiring these employees is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating robots and engineers with expertise in artificial intelligence, machine learning, data science and cloud applications. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.
Our business has been, and will continue to be, adversely affected by the ongoing coronavirus pandemic.
The outbreak of the novel coronavirus has evolved into a global pandemic. The coronavirus has already directly and indirectly impacted our business and operating results but the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus, including any variants, and the actions to contain the coronavirus or treat its impact, among others. The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.
As the coronavirus continues to spread, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, our manufacturing supply chain has been and may continue to be adversely affected with production delays or limited manufacturing volumes associated with factory shutdowns or reduced numbers of workers or working hours in the factories, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. Specifically, travel restrictions have prevented, and may continue to prevent, significant progress in supply chain diversification efforts in Malaysia, which may have a material impact on our ability to mitigate in the impact of certain tariffs. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) impede our employees’ ability to efficiently conduct research and development activities or oversee manufacturing activities, which has, and may continue to, slow innovation, lead to higher costs or both. For example, we have already experienced an increase in freight costs and a delay in our supply chain diversification efforts. Further, if the spread of the coronavirus pandemic continues and our operations continue to be adversely impacted, we risk a delay, default, violation and/or non-compliance under existing agreements.
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
While the potential economic impact and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. We do not yet know the full extent of potential delays or impacts on our business, our industry or the global economy as a whole. Additionally, while significant efforts are underway to slow the spread of the disease, increase testing and develop and distribute vaccines and therapeutics, it is unclear when or whether progress in any of those areas will translate into an economic recovery that will restore consumer confidence and minimize disruptions to our operations. Accordingly, given that the potential of these effects of the current pandemic on our operations has been and will likely continue to be material, we will continue to monitor the situation closely.
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
Our success depends solely on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
We primarily derive our revenue from consumer robot sales. For the foreseeable future, we expect that our revenue will be derived solely from sales of home floor care products. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and to develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involves time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
Efforts to expand our product offerings beyond our current markets are limited and those efforts may not succeed and may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Any new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. Moreover, efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable.
We spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, sales and marketing expenses were $265.5 million, $231.5 million and $210.4 million, respectively, representing approximately 18.6%, 19.1%, and 19.3% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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
Risks Related to our Dependence on Third Parties and Distribution Channels
We depend on a limited number of manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements.
We depend on a limited number of manufacturers, employing a dual-source strategy to mitigate potential manufacturing disruptions, and we have safety stock strategies for low-volume products that are not dual sourced. The majority of our contract manufacturing locations for our robots are currently located in China and we added additional manufacturing capacity in Malaysia in late 2019, and we have continued to expand production in Malaysia. Our efforts to diversify manufacturing outside of China has been, and may continue to be, materially impacted as a result of COVID-19 and related travel restrictions. These manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
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
We and our outsourced manufacturers obtain hardware components, various subsystems, raw materials and batteries from a limited group of suppliers, some of which are sole suppliers. We do not have long-term agreements with these suppliers obligating them to continue to sell components or products to us. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross margin and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all.
Conflicts with our channel and distribution partners could harm our business and operating results.
The expansion of our direct-to-consumer channel could alienate some of our channel partners and cause a reduction in product sales from these partners. Channel partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products. Any of these situations could adversely impact our business and results of operations.
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

Risks Related to our Legal and Regulatory Environment
Significant developments in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.
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
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products until December 31, 2020 and entitled us to a refund of $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed.
Effective as of January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. Although we have begun relocating a meaningful portion of our supply chain from China to Malaysia, we again face a lowering of our margin on products sold and pricing pressures on our products. The already-implemented, and any additional or increased, tariffs have caused and may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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
Because we are an increasingly global business that in the years ended January 2, 2021, December 28, 2019 and December 29, 2018 generated approximately 47.9%, 50.3% and 48.7%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, sales to non-U.S. customers accounted for 47.9%, 50.3% and 48.7% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
•difficulties in staffing, managing and supporting operations in multiple countries;
•difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;
•fewer legal protections for intellectual property;
•foreign and U.S. taxation issues, tariffs, and international trade barriers;
•difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;
•potential fluctuations in foreign economies;
•government currency control and restrictions on repatriation of earnings;
•fluctuations in the value of foreign currencies and interest rates;
•general economic and political conditions in the markets in which we operate;

•domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;
•changes in foreign currency exchange rates;
•different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future; and
•our relationships with international distributors, some of whom may be operating without written contracts.
Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales to customers outside the United States are primarily denominated in Euro and Japanese Yen and fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.
The United Kingdom’s exit from the EU, commonly referred to as "Brexit," has caused significant political and economic uncertainty in the United Kingdom, EU, and elsewhere. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the EU is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement (the "TCA"), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the EU. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the United Kingdom may make with the EU. Brexit also may result in significant changes in the British regulatory environment, now that legislation can diverge from EU legislation in many areas, which could increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the EU, as Brexit will result in increased regulatory complexity and increased restrictions on the movement of capital, goods and personnel. Any of these effects of Brexit, and other similar referenda that we cannot anticipate, could disrupt our operations and adversely affect our operating results.
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
Risks related to our Intellectual Property and Technology
If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents.
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
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, distributed denial-of-service attacks, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. These threats may be increased due to the work-from-home policies implemented by us and our customers, suppliers and distributors as a result of mitigation measures related to the COVID-19 pandemic. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. Our cyber insurance may not protect against all of the costs and liabilities arising from a cyber attack.
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
Our latest floor cleaning robots, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's ("EU") General Data Protection Regulation ("GDPR"), which became effective in May 2018, and the California Consumer Privacy Act, which became effective in January 2020, impose significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
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
Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems have and may continue to result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, mandatory or voluntary recall or product upgrades, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. Our quality control procedures relating to the raw materials and components that it receives from third-party suppliers as well as our quality control procedures relating to its products after those products are designed, manufactured and packaged may not be sufficient. In addition, increased development and warranty costs, including the costs of any mandatory or voluntary recall, could be substantial and could reduce our operating margins. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.
Risks Related to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of the common stock of many technology companies in ways that may have been unrelated to such companies’ operating performance. In addition, the market price of our common stock may be, and we believe recently has been, significantly impacted by investors covering large short positions in our common stock. Furthermore, we believe the market price of our common stock should reflect future growth and profitability expectations. If we fail to meet these expectations, the market price of our common stock may significantly decline.
In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:
•actual or anticipated variations in our quarterly operating results, including fluctuations resulting from changes in foreign exchange rates or acquisitions by us, or the quarterly financial results of companies perceived to be similar to us;
•deterioration and decline in general economic, industry and/or market conditions;
•announcements of technological innovations or new products or services by us or our competitors;
•changes in estimates of our financial results or recommendations by market analysts;
•announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures; and
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt.
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
•disruptions to our supply chain due to inclement weather, pandemics, labor disruptions or other factors beyond our control, including COVID-19;

•seasonality in the sales of our products;
•the timing of new product introductions;
•unanticipated costs incurred in the introduction of new products;
•costs and availability of labor and raw materials;
•costs of freight and tariffs;
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
A purported class action complaint was filed on October 24, 2019 in the U.S. District Court for the Southern District of New York, alleging that we and certain of our directors and officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements and omissions concerning the effect of competition and the impact of Section 301 tariffs on our financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with our allegedly inflated stock price, attorneys’ fees and costs, and unspecified equitable/injunctive relief. An adverse determination in the securities class action lawsuit or other lawsuits could have a material adverse effect on us.
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
Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•limitations on the removal of directors;
•a classified board of directors so that not all members of our board are elected at one time;
•advance notice requirements for stockholder proposals and nominations;

•the inability of stockholders to act by written consent or to call special meetings;
•the ability of our board of directors to make, alter or repeal our by-laws; and
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.
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
From time to time, we are audited by various federal, state, local and foreign authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and foreign taxes. Although we believe our approach to determine the appropriate tax treatment is supportable and in accordance with relevant authoritative guidance, it is possible that a tax authority will take a final tax position that is materially different than that which is reflected in our income tax provision. Such differences could have a material adverse effect on our income tax provision or benefit, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.
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
We may incur costs in complying with changing tax laws in the United States and abroad, which could adversely impact our cash flow, financial condition and results of operations.
We are a U.S.-based company subject to taxes in multiple U.S. and foreign tax jurisdictions. Our profits, cash flow and effective tax rate could be adversely affected by changes in the tax rules and regulations in the jurisdictions in which we do business, unanticipated changes in statutory tax rates and changes to our global mix of earnings.
General Risk Factors
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

ITEM 3.    LEGAL PROCEEDINGS
From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. See Footnote 13 to our consolidated financial statements for a description of certain of our legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of January 29, 2021, there were approximately 28,199,143 shares of our common stock outstanding held by approximately 167 stockholders of record.
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

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
	(In thousands, except earnings per share amounts)
Consolidated Statements of Income:
Total revenue	$1,430,390	$1,214,010	$1,092,584	$883,911	$660,604
Gross profit	670,229	543,927	555,428	433,159	319,315
Operating income	146,322	86,618	105,822	72,690	57,557
Income tax expense	40,847	13,533	20,630	25,402	19,422
Net income	147,068	85,300	87,992	50,964	41,939
Net Income Per Share:
Basic	$5.23	$3.04	$3.18	$1.85	$1.51
Diluted	$5.14	$2.97	$3.07	$1.77	$1.48
Shares Used In Per Share Calculations:
Basic	28,101	28,097	27,692	27,611	27,698
Diluted	28,618	28,735	28,640	28,753	28,292
Consolidated Balance Sheet Data:
Cash and cash equivalents	$432,635	$239,392	$130,373	$128,635	$214,523
Short term investments	51,081	17,032	31,605	37,225	39,930
Total assets	1,189,728	920,753	766,961	691,522	507,912
Total liabilities	385,294	268,684	231,639	221,195	118,956
Total stockholders’ equity	804,434	652,069	535,322	470,327	388,956

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to help realize the smart home’s potential. For more than 30 years, we have been a pioneer and leader in consumer robotics, robotic floor care and robotic artificial intelligence.
Since our founding in 1990, we have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risks associated with product development. These capabilities are amplified by the integration of artificial intelligence, home understanding and machine vision technologies that further improve cleaning performance and help personalize the cleaning experience, enabling customers to have greater control over where, when and how our robots clean. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to capitalize on the anticipated growth in the market for robot-based consumer products.
Since the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold more than 30 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in major geographic regions worldwide. In 2020, iRobot sold more than $1.4 billion in consumer robots and navigated challenging market conditions as the COVID-19 pandemic directly and indirectly impacted all aspects of our business. Our commitment to innovation and funding critical research and development projects continued to yield tangible results through new product launches and new and enhanced features and functionality. In addition to launching the Roomba i3 and i3+ in North America during 2020, we introduced the iRobot Genius Home Intelligence ("Genius"), a powerful new platform that delivers an expansive range of digital features and experiences across our entire line of Wi-Fi connected floor cleaning robots. Genius powers the iRobot HOME App, through which Roomba and Braava users can operate their WiFi-connected floor cleaning robots. Genius delivers a far greater level of personalization and control over their floor cleaning robots, enable users to determine when, where and how their robots clean. In addition, users can receive suggestions from the HOME app about their cleaning activities that factors in the user's unique homes, schedules, cleaning preferences and smart home integrations. In addition to these major new product launches, we introduced the Roomba s9 and s9+ in the Asia Pacific region and the Roomba Combo in select European countries during 2020.
Other 2020 highlights included our efforts to balance cost reductions as the global pandemic began with investments to advance software-based research and development and support the growth of our direct-to-consumer sales channel.

Operationally, we managed through substantial changes in anticipated demand to align production across our supply chain with substantially higher orders over the course of the year while advancing plans to expand our manufacturing capacity and overcome pandemic-related delays in Malaysia. Our profitability in 2020 benefited from an exclusion to United States tariffs on RVCs made in and imported from China. We also appointed new leaders to oversee our finance, accounting and IT; supply chain; commercial; and marketing organizations.
Our total revenue for 2020 was $1,430.4 million, which represents a 17.8% increase from revenue of $1,214.0 million for 2019. Domestic revenue grew $141.0 million, or 23.4%, and international revenue increased by $75.4 million, or 12.3%, primarily as a result of higher sales of our premium robots.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter. The fiscal year ended January 2, 2021 ("fiscal 2020") was a 53-week fiscal year. The fiscal years ended December 28, 2019 ("fiscal 2019") and December 29, 2018 ("fiscal 2018") were 52-week fiscal years.
Use of Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we report non-GAAP financial measures in our quarterly and annual earnings releases, investor presentations and other investor communications. We use these non-GAAP financial measures to evaluate and analyze our core operating performance, trends and to develop short-term and long-term operational plans.
Our non-GAAP financial measures reflect adjustments based on the following items. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated.
Amortization of acquired intangible assets: Amortization of acquired intangible assets consists of amortization of intangible assets including completed technology, customer relationships, and reacquired distribution rights acquired in connection with business combinations. Amortization charges for our acquisition-related intangible assets are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions.
Tariff Refunds: iRobot was granted a Section 301 List 3 Tariff Exclusion in April 2020, which temporarily eliminates tariffs on the Company’s products imported from China until December 31, 2020 and entitles the Company to a refund of all related tariffs previously paid since September 2018. We exclude the refunds for tariff costs expensed during fiscals 2018 and 2019 from our fiscal 2020 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of transaction fees, professional fees, and transition and integration costs directly associated with mergers, acquisitions and divestitures. It also includes business combination adjustments after the measurement period has ended.
Stock-Based Compensation: Stock-based compensation is a non-cash charge relating to stock-based awards.
IP Litigation Expense, Net: IP litigation expense, net relates to legal costs incurred to litigate patent, trademark, copyright and false advertising infringements, or to oppose or defend against interparty actions related to intellectual property. Any settlement payment or proceeds resulting from these infringements are included or netted against the costs.
Gain/Loss on Strategic Investments: Gain/loss on strategic investments includes fair value adjustments, realized gains and losses on the sales of these investments and losses on the impairment of these investments.
Restructuring and Other: Restructuring charges are related to one-time actions associated with workforce reductions, including severance costs, certain professional fees and other costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We reassess the need for any valuation allowance recorded based on the non-GAAP profitability and have eliminated the effect of the valuation allowance recorded in the U.S. jurisdiction. We also exclude certain tax items that are not reflective of income tax expense incurred as a result of current period earnings. These certain tax items include, among other non-recurring tax items, impacts from the Tax Cuts and Jobs Act of 2017 and stock-based compensation windfalls/shortfalls.
We exclude these items from our non-GAAP measures to facilitate an evaluation of our current operating performance and comparisons to our past operating performance. These items may vary significantly in magnitude or timing and do not necessarily reflect anticipated future operating activities. In addition, we believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared with our peer companies.

The following table reconciles gross profit, operating income, net income and net income per share on a GAAP and non-GAAP basis for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
GAAP Gross Profit	$670,229	$543,927	$555,428
Amortization of acquired intangible assets	1,920	11,721	18,544
Stock-based compensation	1,511	1,486	1,407
Tariff refunds	(36,486)	—	—
Non-GAAP Gross Profit	$637,174	$557,134	$575,379
Non-GAAP Gross Margin	44.5%	45.9%	52.7%

GAAP Operating Income	$146,322	$86,618	$105,822
Amortization of acquired intangible assets	2,912	12,772	19,609
Stock-based compensation	29,975	23,744	25,804
Tariff refunds	(36,486)	—	—
Net merger, acquisition and divestiture (income) expense	(566)	466	138
IP litigation expense, net	5,444	2,218	3,556
Restructuring and other	2,073	—	—
Non-GAAP Operating Income	$149,674	$125,818	$154,929
Non-GAAP Operating Margin	10.5%	10.4%	14.2%

GAAP Net Income	$147,068	$85,300	$87,992
Amortization of acquired intangible assets	2,912	12,772	19,609
Stock-based compensation	29,975	23,744	25,804
Tariff refunds	(36,486)	—	—
Net merger, acquisition and divestiture (income) expense	(1,241)	466	138
IP litigation expense, net	5,444	2,218	3,556
Restructuring and other	2,073	—	—
Gain on strategic investments	(43,817)	(8,904)	(436)
Income tax effect	12,651	(11,576)	(13,963)
Non-GAAP Net Income	$118,579	$104,020	$122,700

GAAP Net Income Per Diluted Share	$5.14	$2.97	$3.07
Dilutive effect of non-GAAP adjustments	(1.00)	0.65	1.21
Non-GAAP Net Income Per Diluted Share	$4.14	$3.62	$4.28
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; allowance for credit losses; product warranties; valuation of goodwill and acquired intangible assets; valuation of non-marketable equity investments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates.
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
Revenue Recognition
We primarily derive our revenue from the sale of consumer robots and accessories. We sell products directly to consumers through online stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
Our consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For certain consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, downloadable free app, cloud services and potential future unspecified software upgrades. We have determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services").
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). We estimate SSP for items that are not sold separately, using market data if available or analysis of the cost of providing the products or services plus a reasonable margin. The transaction price allocated to the robots is recognized as revenue at a point in time when control is transferred and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of January 2, 2021 and December 28, 2019 was $11.5 million and $4.0 million, respectively. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
Our products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. We do not consider these assurance-type warranties as a separate performance obligation and therefore, we account for such warranties under ASC 460, "Guarantees." During the fourth quarter of 2020, we began offering our customers the option to purchase an extended warranty for a fee. Amounts paid for the extended warranty plans are deferred and recognized as revenue on a straight-line basis over the service period.
We provide limited rights of returns for direct-to-consumer sales generated through our on-line stores and certain resellers and distributors. We record an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and our expectation of future returns. In addition, we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as our historical experience, current contractual requirements, specific known market events and trends and forecasted inventory level in the channels. Overall, these reserves reflect our best estimates, and the actual amounts of consideration ultimately received may differ from our estimates. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. As of January 2, 2021, we had reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. As of December 28, 2019, we had reserves for product returns of $55.2 million and other credits and incentives of $134.0 million. Revenue recognized during the years ended January 2, 2021 and December 28, 2019 related to performance obligations satisfied in a prior period was not material.

Credit Losses
We are exposed to credit losses primarily through sales of our products. We assess each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. We monitor the credit exposure through active review of customer balances. Our expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current and future economic and market conditions and age of the receivable. Although we historically have not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. We recorded our estimate of credit losses, resulting in an increase to the reserve and bad debt expense, of $3.6 million during the fiscal year ended January 2, 2021. As of January 2, 2021 and December 28, 2019, we had an allowance for credit losses of $4.8 million and $1.2 million, respectively.
Our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions or other customer-specific factors. It is possible that there could be a material adverse impact to the carrying amount of accounts receivables if the liquidity of retailers, resellers and distributors continues to be impacted by disruptions related to the COVID-19 pandemic.
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
Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets and intangible assets. We periodically evaluate the recoverability of other long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill or other long-lived assets during fiscal 2020, 2019 and 2018.
Warranty
We generally provide a one-year warranty on all of our products except in countries where a two-year warranty is required against defects in materials and workmanship. Our standard warranty provides for repair or replacement of the associated products during the warranty period. We record estimated warranty costs in the period the related revenue is recognized based on historical experience, expectations of future costs to repair or replace, and knowledge of specific product failures outside our historical experience. Actual results could differ from these estimates, which could cause increases or decreases to the warranty reserves in future periods.
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
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. We regularly review the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of January 2, 2021, December 28, 2019 and December 29, 2018, we had a valuation allowance of $7.6 million, $3.8 million and $1.1 million, respectively, for certain deferred tax assets for which we believe do not meet the "more likely than not" criteria for recognition.
We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Revenue	$1,430,390	$1,214,010	$1,092,584
Cost of revenue:
Cost of product revenue	758,241	658,362	518,612
Amortization of acquired intangible assets	1,920	11,721	18,544
Total cost of revenue	760,161	670,083	537,156
Gross profit	670,229	543,927	555,428
Operating expenses:
Research and development	156,670	141,607	140,629
Selling and marketing	265,475	231,548	210,411
General and administrative	100,770	83,103	97,501
Amortization of acquired intangible assets	992	1,051	1,065
Total operating expenses	523,907	457,309	449,606
Operating income	146,322	86,618	105,822
Other income, net	41,593	12,215	2,800
Income before income taxes	187,915	98,833	108,622
Income tax expense	40,847	13,533	20,630
Net income	$147,068	$85,300	$87,992

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	53.0	54.2	47.5
Amortization of acquired intangible assets	0.1	1.0	1.7
Total cost of revenue	53.1	55.2	49.2
Gross margin	46.9	44.8	50.8
Operating expenses:
Research and development	11.0	11.7	12.9
Selling and marketing	18.6	19.1	19.3
General and administrative	7.0	6.8	8.9
Amortization of acquired intangible assets	0.1	0.1	0.1
Total operating expenses	36.7	37.7	41.2
Operating income	10.2	7.1	9.6
Other income, net	3.0	1.0	0.3
Income before income taxes	13.2	8.1	9.9
Income tax expense	2.9	1.1	1.9
Net income	10.3%	7.0%	8.0%

Comparison of Years Ended January 2, 2021, December 28, 2019 and December 29, 2018
Revenue
We primarily derive our revenue from product sales through a variety of distribution channels, including chain stores and other national retailers, through our own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide. We recognize revenue upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects total consideration, net of estimated returns and allowances.
The following table shows revenue for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Revenue	$1,430,390	$1,214,010	$1,092,584	$216,380	$121,426
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Revenue increased 17.8% to $1,430.4 million in fiscal 2020 from $1,214.0 million in fiscal 2019. Although the initial impact of the COVID-19 pandemic on our sales and manufacturing supply chain activities during the first quarter of 2020 resulted in a revenue decline, demand for our robots increased substantially during the remainder of fiscal 2020 as maintaining a clean home took on greater prominence during the pandemic. We saw significant growth in our direct-to-consumer sales generating 11% of total fiscal 2020 revenue, up from approximately 6% in 2019. The increase in revenue was primarily driven by strong demand with a 10.1% increase in total units shipped in fiscal 2020 as compared to fiscal 2019. Units shipped increased to approximately 5.5 million units compared to approximately 5.0 million units in fiscal 2019. In fiscal 2020, domestic revenue increased $141.0 million, or 23.4%, while international revenue increased $75.4 million, or 12.3%, as compared to fiscal 2019. The international revenue growth was driven by increases in revenue from Japan and EMEA of 20% and 8%, respectively, compared to 2019.
Year ended December 28, 2019 as compared to the year ended December 29, 2018
Revenue increased 11.1% to $1,214.0 million in fiscal 2019 from $1,092.6 million in fiscal 2018. The $121.4 million increase in revenue was driven by an increase in average selling price of 5.4%. The increase in average selling price was primarily driven by the launch of our new products during the second half of fiscal 2018 and throughout 2019. Total robots shipped in fiscal 2019 increased 10.0% to approximately 5.0 million units compared to approximately 4.5 million units in fiscal 2018. In fiscal 2019, domestic revenue increased $42.6 million, or 7.6%, and international revenue increased $78.8 million, or 14.8%, compared to fiscal 2018. The international revenue growth was driven primarily by increases in revenue from Japan and EMEA of 21% and 15%, respectively, compared to fiscal 2018.
Cost of Product Revenue
Cost of product revenue consists of product cost, including costs of our contract manufacturers for production, freight, import duties, tariffs, logistics and fulfillment costs, manufacturing and tooling equipment depreciation and warranty cost. We outsource the manufacture of our products to contract manufacturers in Southern China and added manufacturing capacity in Malaysia during November 2019. While labor costs in these regions traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have been increasing for the last few years. In addition, because our purchase contract with our contract manufacturers in China and Malaysia are typically denominated in U.S. dollars, changes in currency exchange rates may impact our suppliers and increase our prices.
The following table shows cost of product revenue for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Cost of product revenue	$758,241	$658,362	$518,612	$99,879	$139,750
As a percentage of revenue	53.0%	54.2%	47.5%
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Cost of product revenue increased $99.9 million, or 15.2%, to $758.2 million in fiscal 2020, compared to $658.4 million in fiscal 2019. The increase is primarily due to the 17.8% increase in revenue, as well as increases in warranty and rework costs, offset by the recognition of the tariff refunds of approximately $36.5 million for tariffs paid in 2018 and 2019. On April 24, 2020, we were granted a temporary exclusion, as extended in August 2020, from Section 301 List 3 tariffs by the United States

Trade Representative, which temporarily eliminated the 25% tariff on Roomba products imported from China until December 31, 2020.
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
Gross Profit
Our gross profit as a percentage of revenue, referred to as our gross margin, varies according to the mix of products sold, total sales volume, the level of promotional activities, and levels of other product costs such as warranty, scrap, rework and overhead.
The following table shows gross profit for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Gross profit	$670,229	$543,927	$555,428	$126,302	$(11,501)
Gross margin	46.9%	44.8%	50.8%
Year ended January 2, 2021 as compared to the year ended December 28, 2019
    Gross profit increased $126.3 million, or 23.2%, to $670.2 million (46.9% of revenue) in fiscal 2020 from $543.9 million (44.8% of revenue) in fiscal 2019. The increase in gross margin was primarily related to the recognition of the tariff refunds of $36.5 million for tariffs paid in 2018 and 2019 as a benefit to cost of product revenue, partially offset by impact of price reductions and promotional activity during fiscal 2020 compared to fiscal 2019.
We have not been granted an extension of our tariff exclusion past December 31, 2020 and therefore a 25% tariff on Roombas imported from China was reinstated at the beginning in fiscal 2021. We expect tariff reinstatement to negatively impact our gross profit. To diversify our supply chain and help offset the adverse financial impact on our business of the tariff, we plan to substantially increase our production in Malaysia by qualifying additional contract manufacturers and add new lines by the end of 2021.
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
Research and Development
Research and development expenses consist primarily of:
•salaries and related costs for our engineers;
•costs for research and development contractors and consultants;
•costs of components and test equipment used for product and prototype development; and
•occupancy and other overhead costs.
Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. We have significantly expanded our research and development capabilities including the introduction of iRobot Genius Home Intelligence, our powerful robot platform that unlocks an expansive range of digital features and experiences to our customers. We expect to continue to expand these capabilities in the future. We are committed to consistently maintaining the level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer markets as well as new markets for robots. We anticipate that in 2021 research and development expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue.

The following table shows research and development costs for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Research and development	$156,670	$141,607	$140,629	$15,063	$978
As a percentage of revenue	11.0%	11.7%	12.9%
Year ended January 2, 2021 as compared to the year ended December 28, 2019
    Research and development expenses increased $15.1 million, or 10.6%, to $156.7 million (11.0% of revenue) in fiscal 2020 from $141.6 million (11.7% of revenue) in fiscal 2019. This increase is primarily due to an $8.7 million increase in people-related costs, mostly attributable to higher short-term incentive compensation costs, as well as higher program-related costs of $4.3 million during fiscal 2020.
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
Selling and Marketing
    Our selling and marketing expenses consist primarily of:
•salaries and related costs for sales and marketing personnel;
•advertising, marketing and other brand-building costs;
•customer service costs; and
•travel and related costs.
We anticipate that in 2021, selling and marketing expenses will increase in absolute dollars and as a percentage of revenue due to incremental investment to enhance the consumer's buying experience on our digital properties and support continued growth of our direct-to-consumer channel as well as continue to build awareness of our products.
The following table shows selling and marketing costs for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Selling and marketing	$265,475	$231,548	$210,411	$33,927	$21,137
As a percentage of revenue	18.6%	19.1%	19.3%
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Selling and marketing expenses increased by $33.9 million, or 14.7%, to $265.5 million (18.6% of revenue) in fiscal 2020 from $231.5 million (19.1% of revenue) in fiscal 2019. This increase is primarily attributable to an increase in marketing investments of $30.7 million primarily related to advertising campaigns in all regions during the holiday season and marketing activities to build our direct-to-consumer sales channel, as well as higher people-related costs of $2.9 million mainly driven by short-term incentive compensation.
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
General and Administrative
    Our general and administrative expenses consist primarily of:
•salaries and related costs for executives and administrative personnel;
•professional services costs;
•information systems and infrastructure costs;
•travel and related costs; and

•occupancy and other overhead costs.
The following table shows general and administrative costs for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
General and administrative	$100,770	$83,103	$97,501	$17,667	$(14,398)
As a percentage of revenue	7.0%	6.8%	8.9%
Year ended January 2, 2021 as compared to the year ended December 28, 2019
General and administrative expenses increased by $17.7 million, or 21.3%, to $100.8 million (7.0% of revenue) in fiscal 2020 from $83.1 million (6.8% of revenue) in fiscal 2019. This increase is primarily attributable to higher short-term incentive compensation and performance-based stock-based compensation of $11.6 million, an increase of $4.8 million in legal fees driven by higher intellectual property litigation costs, and a $2.6 million increase in the allowance for credit losses associated with the uncertainty of collection from certain customer accounts resulting from the pandemic.
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
The following table shows total amortization expense for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Cost of revenue	$1,920	$11,721	$18,544	$(9,801)	$(6,823)
Operating expense	992	1,051	1,065	(59)	(14)
Total amortization expense	$2,912	$12,772	$19,609	$(9,860)	$(6,837)
As a percentage of revenue	0.2%	1.1%	1.8%

The decreases in amortization of acquired intangible assets during fiscal 2020 and fiscal 2019 were primarily related to the reacquired distribution rights intangible assets which were fully amortized in the fourth quarter of 2019.
Other Income, Net
Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The following table shows other income, net for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Other income, net	$41,593	$12,215	$2,800	$29,378	$9,415
As a percentage of revenue	3.0%	1.0%	0.3%
Other income, net, amounted to $41.6 million, $12.2 million and $2.8 million for fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, other income, net, includes the gains of $38.6 million associated with our InTouch Health investment when Teladoc Health, Inc., or Teladoc, acquired InTouch Health and exchanged our shares of
InTouch Health for shares of Teladoc during the third quarter of 2020. During fiscal 2019, other income, net, included an $8.4 million gain on sale of an equity investment.

Income Tax Provision
The following table shows income tax provision for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	$ Change 2020 vs. 2019	$ Change 2019 vs. 2018
Income tax provision	$40,847	$13,533	$20,630	$27,314	$(7,097)
As a percentage of pre-tax income	21.7%	13.7%	19.0%

Year ended January 2, 2021 as compared to the year ended December 28, 2019
We recorded an income tax provision of $40.8 million and $13.5 million for fiscal 2020 and fiscal 2019, respectively. The $40.8 million provision for fiscal 2020 resulted in an effective income tax rate of 21.7%. The $13.5 million provision for fiscal 2019 resulted in an effective income tax rate of 13.7%.
Our effective income tax rate of 21.7% for fiscal 2020 differed from the federal statutory tax rate of 21% primarily due to the recognition of state income taxes and valuation allowances offset by tax benefits related to research and development tax credits and the deduction for Foreign Derived Intangible Income. The increase in the effective income tax rate of 21.7% for fiscal 2020 as compared to 13.7% for fiscal 2019 is primarily due to a discrete tax benefit associated with stock-based compensation in 2019.
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
Liquidity and Capital Resources
At January 2, 2021, our principal sources of liquidity were cash and cash equivalents totaling $432.6 million and short-term investments of $51.1 million. Our working capital, which represents our total current assets less total current liabilities, was $573.7 million as of January 2, 2021, compared to $391.7 million as of December 28, 2019.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the fiscal years ended January 2, 2021 and December 28, 2019, we spent $31.6 million and $35.3 million, respectively, on capital expenditures.
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
On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion, as extended in August 2020, temporarily eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled us to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. In the fiscal year ended January 2, 2021, we recognized $36.5 million of refunds for tariffs paid in 2018 and 2019 as a benefit to cost of product revenue. As of January 2, 2021, we have received $47.1 million in cash associated with our tariff refunds from the U.S. government. While tariff refund claims are subject to the approval of U.S. Customs, we currently expect to receive the remaining refunds of $9.9 million within the next nine months.

Cash provided by operating activities
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash provided by our operations for the fiscal year ended January 2, 2021 was $232.0 million, of which the principal components were our net income of $147.1 million, non-cash charges of $41.2 million and changes in working capital of $43.8 million. The changes in working capital include increases in accounts payable and accrued liabilities of $106.0 million, partially offset by increases in inventory of $24.5 million, accounts receivable of $21.9 million and other assets of $15.8 million.
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
Cash used in investing activities
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash used in investing activities for the fiscal year ended January 2, 2021 was $22.2 million. During the year ended January 2, 2021, we invested $31.6 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia. In addition, we made strategic investments of $4.2 million while proceeds from the sales and maturities of marketable securities amounted to $13.5 million.
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
Cash used in financing activities
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash used in financing activities for the fiscal year ended January 2, 2021 was $21.3 million, which primarily reflects the repurchase of 663,602 shares of our common stock for $25.0 million under our stock repurchase program in March
2020.
Year ended December 28, 2019 as compared to the year ended December 29, 2018
Net cash used in investing activities for the fiscal year ended December 28, 2019 was $0.1 million. During the year ended December 28, 2019, we received $7.1 million from employee stock plans and paid $7.3 million upon vesting of restricted stock where 59,260 shares were retained by us to cover employee tax withholdings.
Working Capital Facility
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of January 2, 2021, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of January 2, 2021, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of January 2, 2021, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 220.0 million Japanese Yen. As of January 2, 2021, we had no outstanding balance under the guarantee line of credit.
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
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our credit facility, leases for office space and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of January 2, 2021 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$8,226	$16,280	$13,202	$28,539	$66,247
Minimum contractual payments	10,792	22,013	18,917	—	51,722
Other obligations	12,666	14,711	13,054	—	40,431
Total	$31,684	$53,004	$45,173	$28,539	$158,400
At January 2, 2021, we had outstanding purchase orders aggregating approximately $341.9 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of January 2, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At January 2, 2021 and December 28, 2019, we had outstanding cash flow hedges with a total notional value of $431.9 million and $424.6 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At January 2, 2021 and December 28, 2019, we had outstanding economic hedges with a total notional value of $192.2 million and $116.5 million, respectively.
At January 2, 2021, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $49.9 million.

Interest Rate Sensitivity
At January 2, 2021, we had unrestricted cash and cash equivalents of $432.6 million and short term investments of $51.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of securities, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of January 2, 2021, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRobot Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Product Returns

As described in Notes 2 and 3 to the consolidated financial statements, the Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and management’s expectation of future returns. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of January 2, 2021, the Company had reserves for product returns of $64.3 million.

The principal considerations for our determination that performing procedures relating to the allowance for product returns is a critical audit matter are (i) the significant judgment by management in developing the allowance for product returns related to management’s expectation of future returns; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the allowance for product returns and management’s expectation of future returns.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the estimation of the allowance for product returns. These procedures also included, among others (i) testing management’s process for developing the allowance for product returns, (ii) evaluating the appropriateness of management’s approach to calculate the allowance for product returns, (iii) testing the completeness and accuracy of underlying historical sales and returns data used by management to develop the allowance for product returns, and (iv) evaluating the reasonableness of management’s expectation of future returns based on historical experience by customer by product.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2021

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$432,635	$239,392
Short term investments	51,081	17,032
Accounts receivable, net	170,526	146,161
Inventory	181,756	157,347
Other current assets	45,223	34,285
Total current assets	881,221	594,217
Property and equipment, net	76,584	75,988
Operating lease right-of-use assets	43,682	47,478
Deferred tax assets	33,404	41,791
Goodwill	125,872	118,732
Intangible assets, net	9,902	12,352
Other assets	19,063	30,195
Total assets	$1,189,728	$920,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,779	$116,185
Accrued expenses	131,388	81,768
Deferred revenue and customer advances	10,400	4,549
Total current liabilities	307,567	202,502
Operating lease liabilities	50,485	54,928
Deferred tax liabilities	705	912
Other long-term liabilities	26,537	10,342
Total long-term liabilities	77,727	66,182
Total liabilities	385,294	268,684
Commitments and contingencies (Note 13)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 28,184 and 28,352 shares issued and outstanding, respectively	282	284
Additional paid-in capital	205,256	196,455
Retained earnings	599,389	452,321
Accumulated other comprehensive (loss) income	(493)	3,009
Total stockholders’ equity	804,434	652,069
Total liabilities and stockholders’ equity	$1,189,728	$920,753
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Revenue	$1,430,390	$1,214,010	$1,092,584
Cost of revenue:
Cost of product revenue	758,241	658,362	518,612
Amortization of acquired intangible assets	1,920	11,721	18,544
Total cost of revenue	760,161	670,083	537,156
Gross profit	670,229	543,927	555,428
Operating expenses:
Research and development	156,670	141,607	140,629
Selling and marketing	265,475	231,548	210,411
General and administrative	100,770	83,103	97,501
Amortization of acquired intangible assets	992	1,051	1,065
Total operating expenses	523,907	457,309	449,606
Operating income	146,322	86,618	105,822
Other income, net	41,593	12,215	2,800
Income before income taxes	187,915	98,833	108,622
Income tax expense	40,847	13,533	20,630
Net income	$147,068	$85,300	$87,992
Net income per share:
Basic	$5.23	$3.04	$3.18
Diluted	$5.14	$2.97	$3.07
Number of shares used in per share calculations:
Basic	28,101	28,097	27,692
Diluted	28,618	28,735	28,640
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$147,068	$85,300	$87,992
Other comprehensive income:
Net foreign currency translation adjustments	14,045	(3,435)	(5,896)
Net unrealized (losses) gains on cash flow hedges, net of tax	(13,932)	12,363	(327)
Net gains on cash flow hedge reclassified into earnings, net of tax	(3,587)	(1,418)	(499)
Net unrealized (losses) gains on marketable securities, net of tax	(28)	247	(18)
Total comprehensive income	$143,566	$93,057	$81,252
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Value
Balance at December 30, 2017	27,945	$279	$190,067	$277,989	$1,992	$470,327
Issuance of common stock under employee stock plans	285	3	10,363			10,366
Vesting of restricted stock units	408	4	(4)			—
Stock-based compensation			25,804			25,804
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	—	(3,532)			(3,532)
Other comprehensive loss					(6,740)	(6,740)
Directors' deferred compensation			65			65
Cumulative effect of a change in accounting principle related to adoption of ASC 606				1,040		1,040
Stock repurchases	(799)	(8)	(49,992)			(50,000)
Net income				87,992		87,992
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
Issuance of common stock under employee stock plans	187	2	7,145			7,147
Vesting of restricted stock units	436	5	(5)			—
Stock-based compensation			23,744			23,744
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(59)	(1)	(7,276)			(7,277)
Other comprehensive income					7,757	7,757
Directors' deferred compensation			76			76
Net income				85,300		85,300
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	151	1	5,583			5,584
Vesting of restricted stock units	391	4	(4)			—
Stock-based compensation			29,975			29,975
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(46)	—	(1,845)			(1,845)
Other comprehensive loss					(3,502)	(3,502)
Directors' deferred compensation			85			85
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net income				147,068		147,068
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$147,068	$85,300	$87,992
Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	34,762	37,159	36,574
Gain on equity investment	(43,817)	(8,439)	—
Stock-based compensation	29,975	23,744	25,804
Deferred income taxes, net	13,837	(11,118)	(10,848)
Other	6,467	7,267	1,837
Changes in operating assets and liabilities — (use) source
Accounts receivable	(21,893)	13,064	(23,920)
Inventory	(24,535)	7,307	(58,546)
Other assets	(15,804)	(3,310)	(8,533)
Accounts payable	48,699	(20,536)	22,470
Accrued expenses and other liabilities	57,289	(386)	(1,145)
Net cash provided by operating activities	232,048	130,052	71,685
Cash flows from investing activities:
Additions of property and equipment	(31,599)	(35,337)	(32,422)
Change in other assets	(4,150)	(5,436)	(2,363)
Proceeds from sale of equity investments	—	9,787	856
Cash paid for business acquisition, net of cash acquired	—	(2,817)	—
Purchases of investments	—	—	(6,438)
Sales and maturities of investments	13,500	12,880	14,000
Net cash used in investing activities	(22,249)	(20,923)	(26,367)
Cash flows from financing activities:
Proceeds from employee stock plans	5,584	7,147	10,366
Income tax withholding payment associated with restricted stock vesting	(1,845)	(7,277)	(3,532)
Stock repurchases	(25,000)	—	(50,000)
Net cash used in financing activities	(21,261)	(130)	(43,166)
Effect of exchange rate changes on cash and cash equivalents	4,705	20	(414)
Net increase in cash and cash equivalents	193,243	109,019	1,738
Cash and cash equivalents, at beginning of period	239,392	130,373	128,635
Cash and cash equivalents, at end of period	$432,635	$239,392	$130,373
Supplemental disclosure of cash flow information
Cash paid for income taxes	$19,929	$22,582	$39,517
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more. iRobot's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. The Company's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to help realize the smart home's potential. The Company’s revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide.

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
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. The fiscal year ended January 2, 2021 ("fiscal 2020") was a 53-week fiscal year. The fiscal years ended December 28, 2019 ("fiscal 2019") and December 29, 2018 ("fiscal 2018") were 52-week fiscal years.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; allowance for credit losses; product warranties; valuation of goodwill and acquired intangible assets; valuation of non-marketable equity investments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from the Company’s estimates.
As of January 2, 2021, the impact of the COVID-19 pandemic remains dynamic and the nature and extent of its full impact will depend on several factors, including but not limited to, the duration and severity of the pandemic, advances in treatment and prevention, as well as the macroeconomic impact resulting from global responses to slow the spread. As a result, certain of our estimates and assumptions, including the allowance for credit losses and the valuation of non-marketable equity securities, including our impairment assessment, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal credit and market risk. At January 2, 2021 and December 28, 2019, cash and cash equivalents totaled $432.6 million and $239.4 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments
The Company's short term investments include debt securities and marketable equity securities with readily determinable fair value. The Company’s investments in debt securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The change in fair value of the Company's investments in marketable equity securities is recognized as unrealized gains and losses in other income, net at the end of each reporting period. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. Investments consisted of the following (in thousands):

	January 2, 2021		December 28, 2019
	Cost	Fair Market Value	Cost	Fair Market Value
Corporate and government bonds	$3,498	$3,505	$17,016	$17,032
Marketable equity securities	46,578	47,576	—	—
Total short term investments	$50,076	$51,081	$17,016	$17,032
    As of January 2, 2021, the Company’s bond investment had a maturity date of March 2021. The Company invests primarily in investment grade securities and limits the amount of investment in any single issuer.
Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current and future economic and market conditions and age of the receivable. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company recorded its estimate of credit losses, resulting in an increase to the reserve and bad debt expense, of $3.6 million during the fiscal year ended January 2, 2021. As of January 2, 2021 and December 28, 2019, the Company had an allowance for credit losses of $4.8 million and $1.2 million, respectively.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Allowance for product returns
Balance at beginning of period	$55,191	$53,920	$42,693
Provision	68,028	69,488	67,391
Deduction	(58,876)	(68,217)	(56,164)
Balance at end of period	$64,343	$55,191	$53,920

Allowance for other credits and incentives
Balance at beginning of period	$134,046	$97,737	$61,359
Adjustment related to adoption of ASC 606	—	—	1,192
Provision	285,139	284,084	196,858
Deduction	(277,012)	(247,775)	(161,672)
Balance at end of period	$142,173	$134,046	$97,737
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented. Inventory primarily consists of finished goods at January 2, 2021 and December 28, 2019.
Tariff Refunds
On April 24, 2020, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled the Company to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The Section 301 tariffs from which these products were excluded were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. As a result, the Company recognized approximately $36.5 million of refunds for tariffs expensed in 2018 and 2019 as operating income (reduction to cost of product revenue) during the fiscal year ended January 2, 2021. As of January 2, 2021, the Company had received $47.1 million of the tariff refund and the outstanding refund receivable was approximately $9.9 million which is recorded in other current assets on the consolidated balance sheet. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover the entire remaining balance of $9.9 million within the next nine months.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows:

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets and intangible assets. The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill or other long-lived assets during fiscal 2020, 2019 and 2018.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. At January 2, 2021 and December 28, 2019, the Company's equity securities without readily determinable fair values totaled $17.4 million and $21.0 million, respectively, and are included in other assets on the consolidated balance sheets.
On July 1, 2020, Teladoc Health, Inc. ("Teladoc") closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teladoc and recorded a gain of $38.6 million to other income, net during the fiscal year ended January 2, 2021. The Teladoc shares received are subject to time based contractual sales restrictions which expire in January 2021. These shares are accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period. During the fiscal year ended January 2, 2021, the Company recorded a net gain of $4.9 million from the remeasurements of Teladoc shares and related hedge. As of January 2, 2021, the shares in Teladoc were valued at $47.6 million and are recorded in short term investments on the consolidated balance sheet. Subsequent to fiscal 2020, the Company received net proceeds of $51.5 million related to the sale of Teledoc shares and settlement of the related hedge during January 2021.
Warranty
The Company generally provides a one-year warranty on all of its products except in countries where a two-year warranty is required against defects in materials and workmanship. The Company's standard warranty provides for repair or replacement of the associated products during the warranty period. The Company records estimated warranty costs in the period the related revenue is recognized based on historical experience, expectations of future costs to repair or replace and knowledge of specific product failures outside the Company's historical experience. Actual results could differ from these estimates, which could cause increases or decreases to the warranty reserves in future periods.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Hedging Activities
The Company utilizes derivative instruments to partially offset its financial risks to foreign exchange risk. The Company does not engage in speculative hedging activity. In order to account for a derivative instrument as a cash flow hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized as a component of net sales in the same period as the related revenue is recognized. Absent meeting these criteria, changes in fair value are recognized in other income, net, in the consolidated statements of income. The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in fair value are recognized in other income, net, in the consolidated statements of income.
Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value. The fair value is established based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 - observable inputs such as quoted prices for identical instruments in active markets;
•Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 - unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended January 2, 2021, December 28, 2019 and December 29, 2018 advertising expense totaled $145.2 million, $125.0 million and $114.0 million, respectively, and are recorded within the selling and marketing expenses in its consolidated statements of income.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of January 2, 2021, December 28, 2019 and December 29, 2018, the Company had a valuation allowance of $7.6 million, $3.8 million and $1.1 million, respectively, for certain deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 2, 2021, one customer accounted for 17.6% of the Company's accounts receivable balance. At December 28, 2019, two customers accounted for a total of 26.6% of the Company's accounts receivable balance. For the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, there was one customer that accounted for 10% or more of total revenue, representing 22.7%, 21.3% and 17.3%, of the Company's total revenue, respectively.
The Company maintains its cash in bank deposit accounts and money market funds at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$147,068	$85,300	$87,992
Weighted-average shares outstanding	28,101	28,097	27,692
Dilutive effect of employee stock plans	517	638	948
Diluted weighted-average shares outstanding	28,618	28,735	28,640
Basic income per share	$5.23	$3.04	$3.18
Diluted income per share	$5.14	$2.97	$3.07
Employee stock awards representing approximately 0.2 million, 0.2 million and 0.0 million shares of common stock for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. The Company adopted the standard effective December 29, 2019 which resulted in no adjustment to the allowance for credit losses upon adoption. See the description of the Company’s "Credit Losses" accounting policy above.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company will adopt the ASU effective January 3, 2021, and has concluded that there is no impact to the consolidated financial statements upon adoption.
From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Revenue Recognition
The Company primarily derives its revenue from the sale of consumer robots and accessories. The Company sells products directly to consumers through online stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers, generally as title and risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
The Company's consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For certain consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, downloadable free app, cloud services and potential future unspecified software upgrades. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services").
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The Company estimates SSP for items that are not sold separately, using market data if available or analysis of the cost of providing the products or services plus a reasonable margin. The transaction price allocated to the robots is recognized as revenue at a point in time when control is transferred and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of January 2, 2021 and December 28, 2019 was $11.5 million and $4.0 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees." During the fourth quarter of 2020, the Company began offering its customers the option to purchase an extended warranty for a fee. Amounts paid for the extended warranty plans are deferred and recognized as revenue on a straight-line basis over the service period.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of January 2, 2021, the Company has reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. As of December 28, 2019, the Company had reserves for product returns of $55.2 million and other credits and incentives of $134.0 million. Revenue recognized during the years ended January 2, 2021 and December 28, 2019 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
United States	$744,648	$603,618	$560,995
EMEA	386,007	357,760	311,659
Japan	193,304	160,875	132,813
Other	106,431	91,757	87,117
Total revenue	$1,430,390	$1,214,010	$1,092,584
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	January 2, 2021	December 28, 2019
Accounts receivable, net	$170,526	$146,161
Contract liabilities	17,700	6,991
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the years ended January 2, 2021 and December 28, 2019, the Company recognized $5.5 million and $5.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

4.	Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases typically include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and nonlease components of contracts and excludes all variable lease payments from the measurement of right-of-use assets and lease liabilities. The Company's variable lease payments generally include usage based nonlease components. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application) or the lease commencement date for new leases post adoption. At January 2, 2021, the Company's weighted average discount rate was 3.56%, while the weighted average remaining lease term was 8.30 years.
The components of lease expense were as follows (in thousands):

	January 2, 2021	December 28, 2019
Operating lease cost	$9,363	$8,777
Variable lease cost	3,583	4,096
Total lease cost	$12,946	$12,873

Supplemental cash flow information related to leases was as follows (in thousands):

	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,862	$9,540
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,310	$53,227

Maturities of operating lease liabilities were as follows as of January 2, 2021 (in thousands):

2021	$8,226
2022	8,633
2023	7,647
2024	6,590
2025	6,612
Thereafter	28,539
Total minimum lease payments	$66,247
Less: imputed interest	9,447
Present value of future minimum lease payments	$56,800
Less: current portion of operating lease liabilities (Note 7)	6,315
Long-term lease liabilities	$50,485

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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
Property and equipment consists of the following (in thousands):

	January 2, 2021	December 28, 2019
Computer and equipment	$13,617	$13,588
Furniture and fixtures	8,394	6,494
Machinery and tooling	80,715	79,213
Leasehold improvements	36,459	39,538
Business applications software	19,185	17,933
Other	1,642	—
Subtotal	160,012	156,766
Less: accumulated depreciation	83,428	80,778
Property and equipment, net	$76,584	$75,988
As of January 2, 2021 and December 28, 2019, the net book value of capitalized internal-use software costs was $6.5 million and $6.8 million, respectively, which are included within business applications software.
Depreciation expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $31.9 million, $24.4 million, and $17.0 million, respectively, which included amortization expense of $2.1 million, $1.5 million and $1.2 million, respectively, for capitalized internal-use software.

6.	Goodwill and other intangible assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for fiscal years 2020 and 2019 (in thousands):

Balance as of December 29, 2018	$118,896
Acquisition	2,050
Effect of foreign currency translation	(2,214)
Balance as of December 28, 2019	118,732
Effect of foreign currency translation	7,140
Balance as of January 2, 2021	$125,872

Intangible assets consisted of the following (in thousands):

	January 2, 2021			December 28, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$28,100	$26,525	$1,575	$28,100	$24,605	$3,495
Tradename	100	100	—	100	100	—
Customer relationships	11,728	3,401	8,327	11,095	2,302	8,793
Reacquired distribution rights	34,318	34,318	—	31,680	31,680	—
Non-competition agreements	280	280	—	256	192	64
Total	$74,526	$64,624	$9,902	$71,231	$58,879	$12,352
Amortization expense related to acquired intangible assets was $2.9 million, $12.8 million and $19.6 million for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2021	$900	$823	$1,723
2022	675	823	1,498
2023	—	823	823
2024	—	823	823
2025	—	823	823
Thereafter	—	4,212	4,212
Total	$1,575	$8,327	$9,902

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Accrued bonus	$31,523	$12,541
Accrued warranty	24,392	13,856
Accrued manufacturing and logistics cost	20,093	14,383
Accrued compensation and benefits	17,635	13,331
Accrued sales and other indirect taxes payable	15,480	12,440
Current portion of operating lease liabilities	6,315	6,843
Accrued income taxes	3,806	3,378
Accrued other	12,144	4,996
	$131,388	$81,768

8.	Working Capital Facility
Credit Facility
In June 2018, the Company entered into a new agreement with Bank of America, N.A., increasing the amount of the unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of January 2, 2021, the Company had no outstanding borrowings under the revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under the credit facility accrues, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2021, the Company expects the interest rates for its debt following such event will be based on either alternate base rates or agreed upon replacement rates. While the Company does not expect a LIBOR discontinuation would affect its ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of January 2, 2021, the Company was in compliance with all covenants under the revolving credit facility.
Lines of Credit
The Company has an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of January 2, 2021, the Company had letters of credit outstanding of $0.7 million under the letter of credit facility and other lines of credit with Bank of America, N.A.
The Company has an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 220.0 million Japanese Yen. As of January 2, 2021, the Company had no outstanding balance under the guarantee line of credit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At January 2, 2021 and December 28, 2019, the Company had outstanding cash flow hedges with a total notional value of $431.9 million and $424.6 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. As of January 2, 2021 and December 28, 2019, the Company had outstanding foreign currency economic hedges with a total notional value of $192.2 million and $116.5 million, respectively.
As described in Note 2, during July 2020, the Company entered into a forward sale contract as an economic hedge to reduce the Company's exposure to stock price fluctuations on one of its marketable equity securities. The contract has a maturity date of January 2021. At January 2, 2021, the total notional value of this economic hedge was $51.5 million.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	January 2, 2021	December 28, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$261	$1,855
Foreign currency forward contracts	Accrued expenses	2,176	297
Forward sale contract	Other current assets	3,904	—
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$362	$4,347
Foreign currency forward contracts	Other assets	679	9,112
Foreign currency forward contracts	Accrued expenses	2,092	47
Foreign currency forward contracts	Long-term liabilities	8,554	414

Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Fiscal year ended
	Classification	January 2, 2021	December 28, 2019
Gain (loss) recognized in income	Other income, net	$(188)	$89

The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Fiscal year ended
	January 2, 2021	December 28, 2019

Foreign currency forward contracts	$(18,504)	$16,483
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gain (loss) recognized in earnings on cash flow hedging instruments
	January 2, 2021	December 28, 2019
	Revenue	Revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$1,430,390	$1,214,010

Gain or (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$4,783	$1,889

10.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	January 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$47,529	$—	$—
Marketable equity securities, $46,578 at cost (2)	47,576	—	—
Corporate bonds, $3,498 at cost (3)	—	3,505	—
Derivative instruments (Note 9)	—	5,206	—
Total assets measured at fair value	$95,105	$8,711	$—

Liabilities:
Derivative instruments (Note 9)	$—	$12,822	$—
Total liabilities measured at fair value	$—	$12,822	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	December 28, 2019
	Level 1	Level 2 (1)	Level 3
Assets:
Corporate and government bonds, $17,016 at cost	$—	$17,032	$—
Derivative instruments (Note 9)	—	15,314	—
Total assets measured at fair value	$—	$32,346	$—

Liabilities:
Derivative instruments (Note 9)	$—	$758	$—
Total liabilities measured at fair value	$—	$758	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(2)The related unrealized gain recorded in Other income, net was $1.0 million for the fiscal year ended January 2, 2021. Marketable equity securities are included in short term investments on the consolidated balance sheet.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)As of January 2, 2021, the Company’s investment had a maturity date of March 2021.

11.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding at January 2, 2021 and December 28, 2019.
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

12.	Stock-Based Compensation
The Company has awards and options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with 2005 Plan and the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. On May 21, 2020, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 2,495,000 shares, an increase of 745,000 shares. Stock awards returned to the Plans, with the exception of those issued under the 2005 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2018 Plan. As of January 2, 2021, there were 1,562,092 shares available for future grant under the 2018 Plan. The Company recognized $30.0 million, $23.7 million and $25.8 million of stock-based compensation expense during the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cost of revenue	$1,511	$1,486	$1,407
Research and development	10,655	9,186	7,494
Selling and marketing	3,700	3,323	2,842
General and administrative	14,109	9,749	14,061
Total	$29,975	$23,744	$25,804
Stock Options
Options granted under the Plans are exercisable in full at any time subsequent to vesting, generally vest over four years, and expire five years or ten years from the date of grant or, if earlier, 90 days from employee termination. The exercise price of stock options is typically equal to the Company's closing stock price on the date of grant.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for fiscal years 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 30, 2017	712,954	$34.34
Granted	—	—
Exercised	(239,830)	33.40
Canceled	(10,863)	46.20
Outstanding at December 29, 2018	462,261	34.55
Granted	—	—
Exercised	(127,024)	32.95
Canceled	(12,329)	37.03
Outstanding at December 28, 2019	322,908	35.08
Granted	—	—
Exercised	(88,292)	31.40
Canceled	(1,938)	45.89
Outstanding at January 2, 2021	232,678	$36.39	1.75 years	$10.21 million
Vested and expected to vest at January 2, 2021	232,678	$36.39	1.75 years	$10.21 million
Exercisable as of January 2, 2021	232,116	$36.34	1.75 years	$10.20 million
 _________________________
(1)The aggregate intrinsic value on the table above represents the difference between the Company's closing stock price on January 2, 2021 of $80.29 and the exercise price of the underlying in-the-money option.

During fiscal years 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $2.6 million, $8.9 million, and $14.9 million, respectively. As of January 2, 2021, the unamortized compensation costs associated with stock options was $0.01 million with a weighted-average remaining recognition period of 0.18 years.
Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a four year period. As of January 2, 2021, the unamortized compensation costs associated with restricted stock units was $49.4 million with a weighted-average remaining recognition period of 2.69 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the time-based restricted stock unit activity for fiscal years 2020, 2019 and 2018:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2017	938,453	$51.24
Granted	307,614	81.55
Vested	(351,816)	47.30
Forfeited	(38,362)	60.62
Outstanding at December 29, 2018	855,889	63.32
Granted	407,325	79.91
Vested	(358,119)	54.89
Forfeited	(85,863)	76.85
Outstanding at December 28, 2019	819,232	73.83
Granted	493,908	61.53
Vested	(318,079)	67.95
Forfeited	(101,028)	75.20
Outstanding at January 2, 2021	894,033	$68.97

The aggregate intrinsic value of outstanding time-based restricted stock units at January 2, 2021 was $71.8 million based on the Company's closing stock price on January 2, 2021 of $80.29, with a weighted average remaining contractual term of 1.58 years.
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
    The unamortized fair value as of January 2, 2021 associated with performance based restricted stock units was $9.1 million with a weighted-average remaining recognition period of 1.50 years.
    The following table summarizes the performance-based restricted stock unit activity for fiscal years 2020, 2019 and 2018:

	Number of Shares Underlying PSU	Weighted Average Grant Date Fair Value
Outstanding at December 20, 2017	242,061	$43.97
Granted	91,538	68.41
Vested	(56,259)	34.30
Forfeited	(3,221)	45.71
Outstanding at December 29, 2018	274,119	54.10
Granted	70,827	122.20
Vested	(78,943)	33.33
Forfeited	(49,772)	78.29
Outstanding at December 28, 2019	216,231	78.42
Granted	130,284	46.77
Vested	(71,734)	61.44
Forfeited	(45,129)	75.17
Outstanding at January 2, 2021	229,652	$66.41

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of outstanding PSUs was $18.4 million based on the Company's closing stock price on January 2, 2021 of $80.29 with a weighted average remaining contractual term of 1.50 years.

Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. As of January 2, 2021, there were 508,667 shares reserved for future issuance under the ESPP. The Company recognized $1.0 million, $1.1 million, and $1.0 million of stock-based compensation expense during the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

13.	Commitments and Contingencies
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
Outstanding Purchase Orders
At January 2, 2021, we had outstanding purchase orders aggregating approximately $341.9 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty.  In circumstances where we determine that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 2, 2021 and December 28, 2019, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Balance at beginning of period	$13,856	$11,964	$11,264
Provision	28,884	14,091	10,798
Warranty usage	(18,348)	(12,199)	(10,098)
Balance at end of period	$24,392	$13,856	$11,964

14.	Employee Benefits
The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). Eligible US employees may make tax-deferred contributions, and the Company, at its sole discretion, and subject to the limits prescribed by the IRS, may make either a nonelective contribution on behalf of all eligible employees or a matching contribution on behalf of all plan participants.
The Company elected to make a matching contribution of approximately $3.0 million, $2.9 million and $2.8 million for the plan years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating is entitled up to a maximum of three percent of his or her eligible annual payroll.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
Income (loss) before provision for income taxes was as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$166,973	$84,225	$113,078
Foreign	20,942	14,608	(4,456)
Income before income taxes	$187,915	$98,833	$108,622
The components of income tax expense were as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Current
Federal	$13,593	$13,366	$17,627
State	2,724	5,004	3,676
Foreign	10,451	6,941	10,732
Total current income tax provision	$26,768	$25,311	$32,035
Deferred
Federal	$14,695	$(9,345)	$(2,475)
State	2,552	(1,783)	(1,149)
Foreign	(3,168)	(650)	(7,781)
Total deferred income tax provision	14,079	(11,778)	(11,405)
Total income tax provision	$40,847	$13,533	$20,630

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains several income and payroll tax provisions, such as the deduction and deferral of employer portion of certain payroll taxes, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018, 2019, and 2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded that the current provisions of the CARES Act, enacted to date, did not have a material impact on the Company's financial results during fiscal 2020.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of statutory federal income tax to actual tax expense is as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Statutory federal income tax	$39,462	$20,755	$22,812
State taxes (net of federal benefit)	4,834	3,999	4,312
Federal and state credits	(6,702)	(8,152)	(5,638)
Excess tax expense (benefits) relating to stock-based compensation	313	(6,468)	(6,529)
Tax Cuts and Jobs Act of 2017	—	—	2,127
Foreign-derived intangible income deduction	(3,360)	(4,180)	(2,678)
EMEA business restructuring	—	—	2,292
Executive compensation	718	2,081	745
Tax impact of foreign earnings	1,458	1,986	1,336
Change in valuation allowance	3,817	2,678	348
Other	307	834	1,503
	$40,847	$13,533	$20,630

The components of net deferred tax assets were as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred tax assets
Revenue reserves	$20,564	$21,355
Accruals and other liabilities	14,357	8,225
Operating lease liabilities	12,429	14,117
Tax credits and net operating loss carryforwards	12,748	8,814
Stock-based compensation	4,868	4,981
Other	3,793	5,068
Gross deferred tax assets	68,759	62,560
Valuation allowance	(7,643)	(3,826)
Total deferred tax assets	61,116	58,734
Deferred tax liabilities
Intangible assets	3,341	3,838
Operating lease right-of-use assets	11,443	13,249
Marketable equity securities	10,676	—
Other	2,957	768
Total deferred tax liabilities	28,417	17,855
Net deferred tax assets	$32,699	$40,879
The Company intends to continue to invest all of its unremitted foreign earnings, as well as the capital in its foreign subsidiaries, indefinitely outside of the U.S. At January 2, 2021, the Company has unremitted foreign earnings and any unrecognized deferred tax liability on these unremitted earnings would be immaterial.
The Company has federal net operating loss carryforwards of $1.7 million as of January 2, 2021. The Company has foreign net operating loss carryforwards of $3.5 million as of January 2, 2021 that have no expiration period. The Company has state research and development credit carryforwards of $16.3 million and $13.1 million as of January 2, 2021 and December 28, 2019, respectively, which expire from 2028 to 2036. Under the Internal Revenue Code and state law, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of January 2, 2021, December 28, 2019 and December 29, 2018, the Company had a valuation allowance of $7.6 million, $3.8 million and $1.1 million, respectively, for state research and development credit carryforwards

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Balance at beginning of period	$7,121	$7,119	$4,590
Increase for tax positions related to the current year	765	770	2,891
Increase for tax positions related to acquisition	—	—	1,493
Increase (decrease) for tax positions related to prior years	1,231	(768)	407
Decrease for settlements with applicable taxing authorities	—	—	(2,262)
Decrease for lapses of statute of limitations	(558)	—	—
Balance at end of period	$8,559	$7,121	$7,119

The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of January 2, 2021, December 28, 2019 and December 29, 2018 there were no material accrued interest or penalties. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of January 2, 2021 were to become recognizable in the future, it would record a $9.5 million benefit, inclusive of interest, to the income tax provision.
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") and state tax authorities is closed for fiscal years prior to 2014 and fiscal 2016. Federal and state carryforward attributes that were generated prior to fiscal 2014 and during fiscal 2016 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open. The Company is currently under examination by the IRS for the years 2014 and 2015. The IRS notified the Company during the fourth quarter of fiscal 2020 that it intends to disallow the Company’s deductions related to domestic production activities for those tax years. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. There are other ongoing audits in various other jurisdictions that are not material to the Company's financial statements.  The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.  The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of the Company's gross unrecognized tax benefits.

16.	Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.

Geographic Information
For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, sales to non-U.S. customers accounted for 47.9%, 50.3% and 48.7% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about revenue by geographical region (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$744,648	$603,618	$560,995
International	685,742	610,392	531,589
Total	$1,430,390	$1,214,010	$1,092,584
Significant Customers
For the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, there was one customer that accounted for 10% or more of total revenue, representing 22.7%, 21.3% and 17.3%, of total revenue, respectively.

17.	Quarterly Information (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	Fiscal Quarter Ended
	January 2, 2021	September 26, 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019	June 29, 2019	March 30, 2019
Revenue	$544,827	$413,145	$279,883	$192,535	$426,778	$289,399	$260,172	$237,661
Gross profit	215,421	198,841	178,012	77,955	169,370	136,841	118,170	119,546
Net income (loss)	13,335	93,252	58,616	(18,135)	20,041	35,532	7,207	22,520
Diluted income (loss) per share	$0.46	$3.27	$2.07	$(0.64)	$0.70	$1.24	$0.25	$0.78

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
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of January 2, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 2, 2021 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali, Elisha Finney, Rueybin Kao and Michelle Stacy, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2021.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2021.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 2, 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 2, 2021 and December 28, 2019
Consolidated Statements of Income for the Years ended January 2, 2021, December 28, 2019 and December 29, 2018
Consolidated Statements of Comprehensive Income for the Years ended January 2, 2021, December 28, 2019 and December 29, 2018
Consolidated Statements of Stockholders’ Equity for the Years ended January 2, 2021, December 28, 2019 and December 29, 2018
Consolidated Statements of Cash Flows for the Years ended January 2, 2021, December 28, 2019 and December 29, 2018
Notes to Consolidated Financial Statements
2.Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.
3.Exhibits — See item 15(b) of this report below

(b)Exhibits
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
4.2
Description of the Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on February 13, 2020 and incorporated by reference herein)

10.1†
Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2020 (File No. 001-36414) and incorporated by reference herein)

10.2†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10.5†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.6	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended to date) (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)

10.7†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.8†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.9#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date) (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.10	Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.11	First Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.12	Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.13	First Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.14#	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 and incorporated by reference herein)
10.15†	2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)
10.16†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)
10.17†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.18†	iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)
10.19†	iRobot Corporation Senior Executive Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated by reference herein)
10.20†	Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith
**	Furnished herewith

ITEM 16.    FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 16, 2021
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Colin M. Angle and Julie Zeiler, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 16, 2021.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ JULIE ZEILER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Julie Zeiler

/s/ KARIAN WONG	VP, Finance (Principal Accounting Officer)
Karian Wong

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ MICHAEL BELL	Director
Michael Bell

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ RUEY-BIN KAO	Director
Ruey-Bin Kao

/s/ EVA MANOLIS	Director
Eva Manolis

/s/ ANDREW MILLER	Director
Andrew Miller

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy