Form 10-Q
period 2021-04-03
IROBOT CORP
filed 2021-05-06
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2021 was 28,094,994.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2021

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$500,754	$432,635
Short term investments	—	51,081
Accounts receivable, net	67,918	170,526
Inventory	233,113	181,756
Other current assets	41,369	45,223
Total current assets	843,154	881,221
Property and equipment, net	80,402	76,584
Operating lease right-of-use assets	42,086	43,682
Deferred tax assets	33,408	33,404
Goodwill	123,273	125,872
Intangible assets, net	9,312	9,902
Other assets	26,256	19,063
Total assets	$1,157,891	$1,189,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,769	$165,779
Accrued expenses	105,810	131,388
Deferred revenue and customer advances	7,294	10,400
Total current liabilities	263,873	307,567
Operating lease liabilities	48,738	50,485
Deferred tax liabilities	584	705
Other long-term liabilities	20,712	26,537
Total long-term liabilities	70,034	77,727
Total liabilities	333,907	385,294
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,395 and 28,184 shares issued and outstanding, respectively	284	282
Additional paid-in capital	209,890	205,256
Retained earnings	606,832	599,389
Accumulated other comprehensive income (loss)	6,978	(493)
Total stockholders’ equity	823,984	804,434
Total liabilities and stockholders’ equity	$1,157,891	$1,189,728
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenue	$303,261	$192,535
Cost of revenue:
Cost of product revenue	180,092	114,295
Amortization of acquired intangible assets	225	285
Total cost of revenue	180,317	114,580
Gross profit	122,944	77,955
Operating expenses:
Research and development	41,920	36,759
Selling and marketing	50,990	36,594
General and administrative	23,440	24,573
Amortization of acquired intangible assets	205	254
Total operating expenses	116,555	98,180
Operating income (loss)	6,389	(20,225)
Other expense, net	(160)	(19)
Income (loss) before income taxes	6,229	(20,244)
Income tax benefit	(1,214)	(2,109)
Net income (loss)	$7,443	$(18,135)
Net income (loss) per share:
Basic	$0.26	$(0.64)
Diluted	$0.26	$(0.64)
Number of shares used in per share calculations:
Basic	28,257	28,297
Diluted	29,086	28,297
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$7,443	$(18,135)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(5,883)	(914)
Net unrealized gains on cash flow hedges, net of tax	12,967	5,674
Net losses (gains) on cash flow hedge reclassified into earnings, net of tax	391	(1,468)
Net unrealized losses on marketable securities, net of tax	(4)	(17)
Total comprehensive income (loss)	$14,914	$(14,860)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	67	1	2,588			2,589
Vesting of restricted stock units	185	2	(2)			—
Stock-based compensation			6,782			6,782
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(41)	(1)	(4,755)			(4,756)
Other comprehensive income					7,471	7,471
Directors' deferred compensation			21			21
Net income				7,443		7,443
Balance at April 3, 2021	28,395	$284	$209,890	$606,832	$6,978	$823,984

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	40	—	934			934
Vesting of restricted stock units	193	2	(2)			—
Stock-based compensation			5,191			5,191
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(1,816)			(1,816)
Other comprehensive income					3,275	3,275
Directors' deferred compensation			21			21
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net loss				(18,135)		(18,135)
Balance at March 28, 2020	27,876	$279	$175,790	$434,186	$6,284	$616,539
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income (loss)	$7,443	$(18,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,501	7,459
Stock-based compensation	6,782	5,191
Deferred income taxes, net	(95)	(528)
Other	1,582	1,531
Changes in operating assets and liabilities — (use) source
Accounts receivable	101,459	108,825
Inventory	(51,443)	9,848
Other assets	3,425	(5,612)
Accounts payable	(15,438)	(41,440)
Accrued expenses and other liabilities	(32,522)	(26,405)
Net cash provided by operating activities	28,694	40,734
Cash flows from investing activities:
Additions of property and equipment	(11,272)	(7,310)
Purchases of investments	(8,664)	(1,560)
Sales and maturities of investments	63,644	3,500
Net cash provided by (used in) investing activities	43,708	(5,370)
Cash flows from financing activities:
Proceeds from employee stock plans	2,589	934
Income tax withholding payment associated with restricted stock vesting	(4,756)	(1,816)
Stock repurchases	—	(25,000)
Net cash used in financing activities	(2,167)	(25,882)
Effect of exchange rate changes on cash and cash equivalents	(2,116)	(106)
Net increase in cash and cash equivalents	68,119	9,376
Cash and cash equivalents, at beginning of period	432,635	239,392
Cash and cash equivalents, at end of period	$500,754	$248,768
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more. iRobot's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. The Company's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, the Company's engineers are building an ecosystem of robots to help realize the smart home's potential. The Company’s revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide.
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on February 16, 2021.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company adopted the standard in the first quarter of 2021 and the adoption had no impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
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
As of April 3, 2021, the impact of the COVID-19 pandemic remains dynamic and the nature and extent of its full impact on the Company's financial and operational results will depend on several factors, including but not limited to, the duration and severity of the pandemic, advances in treatment and prevention, as well as the macroeconomic impact resulting from global responses to slow the spread of the pandemic. As a result, certain of our estimates and assumptions, including the allowance for credit losses and the valuation of non-marketable equity securities, including our impairment assessment, require increased

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
judgment and carry a higher degree of variability and volatility, which could result in material changes to our estimates in future periods.
Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current and future economic and market conditions and age of the receivable. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company recorded its estimate of credit losses, resulting in a decrease to the reserve and bad debt expense, of $2.1 million during the three months ended April 3, 2021. As of April 3, 2021 and January 2, 2021, the Company had an allowance for credit losses of $2.7 million and $4.8 million, respectively.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented. Inventory primarily consists of finished goods at April 3, 2021 and January 2, 2021.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. At April 3, 2021 and January 2, 2021, the Company's equity securities without readily determinable fair values totaled $17.5 million and $17.4 million, respectively, and are included in other assets on the consolidated balance sheets.
On July 1, 2020, Teladoc Health, Inc. ("Teladoc") closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teladoc and recorded a gain of $38.6 million to other income, net during the second quarter of 2020. The Teladoc shares received were subject to time based contractual sales restrictions which expired in January 2021. These shares were accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period. During the three months ended April 3, 2021, the Company received net proceeds of $51.5 million related to the sale of Teladoc shares with gross proceeds of $60.1 million, net of settlement payment of $8.6 million for the related economic hedge.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the calculation of both basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$7,443	$(18,135)
Basic weighted-average common shares outstanding	28,257	28,297
Dilutive effect of employee stock awards	829	—
Diluted weighted-average common shares outstanding	29,086	28,297
Net income (loss) per share - Basic	$0.26	$(0.64)
Net income (loss) per share - Diluted	$0.26	$(0.64)
Employee stock awards representing approximately nil and 0.8 million shares of common stock for the three months ended April 3, 2021 and March 28, 2020, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company’s consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation, and the revenue is recognized at a point in time when the control is transferred to distributors, resellers or directly to end customers through online stores. For certain consumer robots with Wi-Fi capability ("connected robots"), each sale represents an arrangement with multiple promises consisting of the robot, downloadable free app, cloud services and potential future unspecified software upgrades. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one promised service to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services").
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The Company estimates SSP for items that are not sold separately, using market data if available or analysis of the cost of providing the products or services plus a reasonable margin. The transaction price allocated to the robots is recognized as revenue at a point in time when control is transferred and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of April 3, 2021 and January 2, 2021 was $13.1 million and $11.5 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of April 3, 2021, the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Company has reserves for product returns of $51.8 million and other credits and incentives of $78.3 million. As of January 2, 2021, the Company had reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. Revenue recognized during the three months ended April 3, 2021 and March 28, 2020 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
United States	$114,772	$81,967
EMEA	116,233	66,659
Japan	40,575	26,464
Other	31,681	17,445
Total revenue	$303,261	$192,535
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	April 3, 2021	January 2, 2021
Accounts receivable, net	$67,918	$170,526
Contract liabilities	14,986	17,700
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended April 3, 2021 and March 28, 2020, the Company recognized $7.3 million and $3.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at December 30, 2018 (date of initial application) or the lease commencement date for new leases post adoption. At April 3, 2021, the Company's weighted average discount rate was 3.57%, while the weighted average remaining lease term was 8.14 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating lease cost	$1,987	$2,355
Variable lease cost	895	1,122
Total lease cost	$2,882	$3,477

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,279	$2,021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Maturities of operating lease liabilities were as follows as of April 3, 2021 (in thousands):

Remainder of 2021	$5,896
2022	8,590
2023	7,651
2024	6,595
2025	6,621
Thereafter	28,562
Total minimum lease payments	$63,915
Less: imputed interest	8,955
Present value of future minimum lease payments	$54,960
Less: current portion of operating lease liabilities (Note 6)	6,222
Long-term lease liabilities	$48,738

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the three months ended April 3, 2021 (in thousands):

	Goodwill	Intangible assets
Balance as of January 2, 2021	$125,872	$9,902
Amortization	—	(430)
Effect of foreign currency translation	(2,599)	(160)
Balance as of April 3, 2021	$123,273	$9,312

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	April 3, 2021	January 2, 2021
Accrued warranty	$23,904	$24,392
Accrued manufacturing and logistics cost	19,374	20,093
Accrued compensation and benefits	17,452	17,635
Accrued bonus	6,817	31,523
Current portion of operating lease liabilities	6,222	6,315
Accrued income taxes	6,136	3,806
Accrued sales and other indirect taxes payable	5,631	15,480
Accrued other	20,274	12,144
	$105,810	$131,388

7. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At April 3, 2021 and January 2, 2021, the Company had outstanding cash flow hedges with a total notional value of $397.8 million and $431.9 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At April 3, 2021 and January 2, 2021, the Company had outstanding foreign currency economic hedges with a total notional value of $140.5 million and $192.2 million, respectively.
As described in Note 2, during July 2020, the Company entered into a forward sale contract as an economic hedge to reduce the Company's exposure to stock price fluctuations on one of its marketable equity securities. The contract had a maturity date of January 2021 and was settled during the three months ended April 3, 2021. The total notional value of this economic hedge was $51.5 million at January 2, 2021.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	April 3, 2021	January 2, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,258	$261
Foreign currency forward contracts	Accrued expenses	764	2,176
Forward sale contract	Accrued expenses	—	3,904
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$6,073	$362
Foreign currency forward contracts	Other assets	5,750	679
Foreign currency forward contracts	Accrued expenses	1,124	2,092
Foreign currency forward contracts	Long-term liabilities	2,633	8,554

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended
	Classification	April 3, 2021	March 28, 2020
Loss recognized in income	Other expense, net	$(10,013)	$(545)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended
	April 3, 2021	March 28, 2020
Foreign currency forward contracts	$17,154	$7,566
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended
	April 3, 2021	March 28, 2020
	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$303,261	$192,535

(Loss) gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI into earnings	$(517)	$1,957

8. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of April 3, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$338,868	$—	$—
Derivative instruments (Note 7)	—	13,081	—
Total assets measured at fair value	$338,868	$13,081	$—

Liabilities:
Derivative instruments (Note 7)	$—	$4,521	$—
Total liabilities measured at fair value	$—	$4,521	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of January 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$47,529	$—	$—
Marketable equity securities, $46,578 at cost	47,576	—	—
Corporate and government bonds, $3,498 at cost	—	3,505	—
Derivative instruments (Note 7)	—	5,206	—
Total assets measured at fair value	$95,105	$8,711	$—

Liabilities:
Derivative instruments (Note 7)	$—	$12,822	$—
Total liabilities measured at fair value	$—	$12,822	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

9. Stockholders' Equity
Share Repurchase Activity
The Company's Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 5, 2021. On March 11, 2021, the Company entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock in the aggregate beginning April 12, 2021 and ending September 5, 2021. The Company repurchased 446,954 shares of its common stock at an average price of $111.85, totaling $50.0 million during the second quarter of 2021. As of May 6, 2021, $125.0 million remained available for future repurchases under the program. On March 10, 2020, the Company entered into a Rule 10b5-1 plan to repurchase $25.0 million of common stock in the aggregate beginning March 13, 2020 and ending April 30, 2020. The Company repurchased 663,602 shares of its common stock at an average price of $37.65, totaling $25.0 million in March 2020.

10. Commitments and Contingencies
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
On October 24, 2019, purported Company shareholder Miramar Firefighters’ Pension Fund filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its directors and officers, captioned Miramar Firefighters’ Pension Fund v. iRobot Corporation, et al., No. 1:19-cv-09837.  The case has been transferred to the U.S. District Court for the District of Massachusetts. A similar case captioned Campbell v. iRobot Corporation, et al., No. 1:19-cv-12483 was also filed in the U.S. District Court for the Southern District of New York and subsequently transferred to the U.S. District Court for the District of Massachusetts. On January 24, 2020, the Court consolidated the Miramar and Campbell cases (the consolidated cases together, the "Securities Class Action") and appointed a lead plaintiff and lead plaintiff's Counsel. On April 3, 2020, the plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the impact of competition and Section 301 tariffs on the Company’s financial performance, and the Company has filed a motion to dismiss the case. On March 15, 2021, the Court granted the Company’s motion to dismiss and therefore dismissed the Securities Class Action.
On December 20, 2019, purported Company shareholders David Katz and Thomas Wightman, derivatively on behalf of iRobot Corporation, filed a complaint in the U.S. District Court for Southern District of New York against the Company and certain of its directors and officers, captioned David Katz and Thomas Wightman, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:19-cv-11692. The complaint alleges breaches of fiduciary duties, unjust enrichment, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company's acquisitions of Sales on Demand Corporation and Robopolis SAS and the Company's subsequent financial performance. The complaint seeks, among other things, unspecified compensatory damages, including

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. This case has been transferred to the U.S. District Court for the District of Massachusetts. Similarly, additional derivative litigations -- namely: Robert Truman, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10034; Alexa Ruhfass, on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10133; and William Tasco, derivatively on behalf of iRobot Corporation v. iRobot Corporation, et al., No. 1:20-cv-10253 - were filed in the U.S. District Court for the District of Massachusetts. All of these cases have been consolidated in a case captioned as In re iRobot Corporation Derivative litigation, No. 1:20-cv-10034. On May 4, 2021, the parties filed a joint stipulation with the U.S. District Court for the District of Massachusetts seeking dismissal of this case.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2021 and January 2, 2021, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of period	$24,392	$13,856
Provision	10,185	4,475
Warranty usage	(10,673)	(4,333)
Balance at end of period	$23,904	$13,998

11. Income Taxes
The Company’s effective income tax rate for the three months ended April 3, 2021 and March 28, 2020, was (19.5)% and 10.4%, respectively. The change in the effective income tax rate was primarily due to the recognition of a discrete tax benefit related to stock-based compensation during the period compared to a discrete tax expense during prior year.
The Company's effective income tax rate of (19.5)% for the three months ended April 3, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of a discrete tax benefit related to stock-based compensation.

12. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots products are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
Significant Customers
For the three months ended April 3, 2021 and March 28, 2020, the Company generated 17.0% and 13.4% of total revenue, respectively, from one of its retailers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning the impact of COVID-19 on our business, new product sales, product development and offerings, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, diversification of our manufacturing supply chain, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2021 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
As of April 3, 2021, we had 1,267 full-time employees. Since our founding in 1990, we have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risks associated with product development. These capabilities are amplified by the integration of artificial intelligence, home understanding and machine vision technologies that further improve cleaning performance and help personalize the cleaning experience, enabling customers to have greater control over where, when and how our robots clean. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to capitalize on the anticipated growth in the market for robot-based consumer products.
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled us to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. Effective January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. We expect this incremental cost will reduce our gross profit in 2021. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% Section 301 tariff, we are focused on scaling the manufacture of our products in Malaysia. We commenced production of our products in Malaysia in late 2019 with the current goal of being capable of manufacturing broadly and at scale in Malaysia by the end of 2021.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: 1) differentiating the iRobot experience; 2) building strong relationships with the consumer; and 3) nurturing the lifetime value of our customer relationships.
We strive to differentiate the iRobot experience through the ongoing innovation of our existing product offerings and by bringing new products to market. During the first quarter of 2021, we enhanced the iRobot Genius Home Intelligence Platform, a powerful AI-based robot platform that gives users greater personalization and control over their cleaning robots. In January 2021, we launched Roomba i3 Series in EMEA and Japan following a successful introduction of this product in North America in September 2020. We believe that the Roomba i3 Series will play an important role in strengthening the mid-tier of our product portfolio.
To continue building strong relationships with our consumers worldwide, we are focused on enhancing all aspects of the consumer experience, including investing in our digital marketing and e-commerce capabilities. At the end of the first quarter of 2021, we increased our connected customer base to 10.7 million customers who have opted in to our digital communications, up 74% from the same period one year ago.
We also continued to make important progress in nurturing the lifetime value of our customer relationships. In early April 2021, we introduced our new iRobot H1 handheld vacuum, enabling customers to purchase a complementary vacuum to clean in areas that our Roomba or Braava robots are typically unable to reach. In addition, we are now offering extended warranty plans to customers who purchase our products directly from us, and we advanced pilot programs for high-value services that offer customers greater flexibility with how they can purchase our products and accessories. High-value services currently being tested by consumers include iRobot Select, a membership program in which owners pay an initiation fee along with a recurring monthly fee to use their robot along with dedicated customer support and accessories on demand, and a maintenance program in which owners pay a monthly fee for personalized support and accessories. Since the start of the pandemic over a year ago, more consumers are buying our products online. Overall, our direct-to-consumer sales grew 146% in the first quarter and generated 12% of our revenue for the quarter ended April 3, 2021.
Key Metrics
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. A summary of key metrics for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$303,261	$192,535

Non-GAAP Gross Profit	$123,531	$78,767
Non-GAAP Gross Margin	40.7%	40.9%

Non-GAAP Operating Income (Loss)	$14,954	$(14,380)
Non-GAAP Operating Margin	4.9%	(7.5)%

Total robot units shipped (in thousands)	1,088	721
Average gross selling prices for robot units	$319	$315

Use of Non-GAAP Financial Measures
Our non-GAAP financial measures reflect adjustments based on the following items. We exclude these items from our non-GAAP measures to facilitate an evaluation of our current operating performance and comparisons to our past operating performance. These items may vary significantly in magnitude or timing and do not necessarily reflect anticipated future operating activities. In addition, we believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared with our peer companies. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results, provided below, should be carefully evaluated.
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

The following table reconciles gross profit, operating income (loss), net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands, other than per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
GAAP Gross Profit	$122,944	$77,955
Amortization of acquired intangible assets	225	285
Stock-based compensation	362	527
Non-GAAP Gross Profit	$123,531	$78,767
Non-GAAP Gross Margin	40.7%	40.9%

GAAP Operating Income (Loss)	$6,389	$(20,225)
Amortization of acquired intangible assets	430	539
Stock-based compensation	6,782	5,191
Net merger, acquisition and divestiture income	—	(500)
IP litigation expense, net	1,140	615
Restructuring and other	213	—
Non-GAAP Operating Income (Loss)	$14,954	$(14,380)
Non-GAAP Operating Margin	4.9%	(7.5)%

GAAP Net Income (Loss)	$7,443	$(18,135)
Amortization of acquired intangible assets	430	539
Stock-based compensation	6,782	5,191
Net merger, acquisition and divestiture income	—	(500)
IP litigation expense, net	1,140	615
Restructuring and other	213	—
Gain on strategic investments	(38)	(87)
Income tax effect	(4,051)	3,215
Non-GAAP Net Income (Loss)	$11,919	$(9,162)

GAAP Net Income (Loss) Per Diluted Share	$0.26	$(0.64)
Dilutive effect of non-GAAP adjustments	0.15	0.32
Non-GAAP Net Income (Loss) Per Diluted Share	$0.41	$(0.32)

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition including performance obligations, variable consideration and other obligations such as product returns and incentives; allowance for credit losses; product warranties; valuation of goodwill and acquired intangible assets; valuation of non-marketable equity investments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. We base these estimates and judgments on historical experience, market participant fair value considerations, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Additional information about these critical accounting policies may be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	59.4	59.4
Amortization of acquired intangible assets	0.1	0.1
Total cost of revenue	59.5	59.5
Gross profit	40.5	40.5
Operating expenses:
Research and development	13.8	19.1
Selling and marketing	16.8	19.0
General and administrative	7.7	12.8
Amortization of acquired intangible assets	0.1	0.1
Total operating expenses	38.4	51.0
Operating income (loss)	2.1	(10.5)
Other expense, net	—	—
Income (loss) before income taxes	2.1	(10.5)
Income tax benefit	(0.4)	(1.1)
Net income (loss)	2.5%	(9.4)%
Comparison of Three Months Ended April 3, 2021 and March 28, 2020
Revenue

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
		(Dollars in thousands)
Revenue	$303,261	$192,535	$110,726	57.5%
Revenue for the three months ended April 3, 2021 increased $110.7 million to $303.3 million, or 57.5%, compared to $192.5 million for the three months ended March 28, 2020. The $110.7 million increase in revenue was primarily attributable to a 50.9% increase in units shipped for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. During the first quarter of 2020, our ability to fulfill demand for certain products was negatively impacted by supply chain challenges, which was compounded by the impact of the start of the COVID-19 pandemic on our organization, our contractors and our suppliers. In the three months ended April 3, 2021, domestic revenue increased $32.8 million, or 40.0%, while international revenue increased $77.9 million, or 70.5% due primarily to 74.4% growth in EMEA and a 53.3% increase in Japan.
Cost of Product Revenue

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of product revenue	$180,092	$114,295	$65,797	57.6%
As a percentage of revenue	59.4%	59.4%
Cost of product revenue increased to $180.1 million in the three months ended April 3, 2021, compared to $114.3 million in the three months ended March 28, 2020. The $65.8 million increase in cost of product revenue is primarily due to the 57.5% increase in revenue.

Gross Profit

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Gross profit	$122,944	$77,955	$44,989	57.7%
Gross margin	40.5%	40.5%
Gross margin remained consistent at 40.5% in the three months ended April 3, 2021, compared to the three months ended March 28, 2020. Changes in pricing and promotion, higher air freight fees and higher costs to procure certain components were offset by leverage from higher sales, lower tariff costs and favorable channel mix. We expect to see gross margin pressure over the next few quarters as we anticipate increases in raw materials, freight and transportation costs as well as higher component costs associated with limited semiconductor chip availability.
Research and Development

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Research and development	$41,920	$36,759	$5,161	14.0%
As a percentage of revenue	13.8%	19.1%
Research and development expenses increased $5.2 million, or 14.0%, to $41.9 million (13.8% of revenue) in the three months ended April 3, 2021 from $36.8 million (19.1% of revenue) in the three months ended March 28, 2020. This increase is primarily due to a $3.3 million increase in people-related costs and a $1.8 million increase in program-related costs.
Selling and Marketing

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Selling and marketing	$50,990	$36,594	$14,396	39.3%
As a percentage of revenue	16.8%	19.0%
Selling and marketing expenses increased $14.4 million, or 39.3%, to $51.0 million (16.8% of revenue) in the three months ended April 3, 2021 from $36.6 million (19.0% of revenue) in the three months ended March 28, 2020. This increase was primarily attributable to an $11.1 million increase in marketing spend associated with working media to drive sales growth and to build and support our direct-to consumer sales channel, as well as a $3.2 million increase in people-related costs.
General and Administrative

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
General and administrative	$23,440	$24,573	$(1,133)	(4.6)%
As a percentage of revenue	7.7%	12.8%
General and administrative expenses decreased $1.1 million, or 4.6%, to $23.4 million (7.7% of revenue) in the three months ended April 3, 2021 from $24.6 million (12.8% of revenue) in the three months ended March 28, 2020. This decrease is primarily due to the change in the allowance for credit loss. During the three months ended April 3, 2021, the allowance for credit loss decreased $2.1 million as a result of improved financial conditions and credit rating for certain customer accounts. During the three months ended March 28, 2020, the allowance for credit loss increased by $4.5 million due to concerns about certain customers' ability to successfully navigate the pandemic. This decrease is offset by higher people-related costs of $4.3 million attributable to higher performance-based stock-based compensation and short-term incentive compensation as well as an increase in legal fees of $1.2 million driven by higher intellectual property litigation costs.
Amortization of Acquired Intangible Assets

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of revenue	$225	$285	$(60)	(21.1)%
Operating expense	205	254	(49)	(19.3)%
Total amortization expense	$430	$539	$(109)	(20.2)%
As a percentage of revenue	0.1%	0.3%
The amortization of acquired intangible assets was immaterial in the three months ended April 3, 2021 and March 28, 2020.
Other Expense, Net

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Other expense, net	$(160)	$(19)	$(141)	742.1%
As a percentage of revenue	—%	—%
Other expense, net, amounted to $0.2 million and $0.0 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.

Income Tax Benefit

	Three Months Ended
	April 3, 2021	March 28, 2020	Dollar Change	Percent Change
	(Dollars in thousands)
Income tax benefit	$(1,214)	$(2,109)	$895	(42.4)%
Effective income tax rate	(19.5)%	10.4%
We recorded an income tax benefit of $1.2 million and $2.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The $1.2 million income tax benefit for the three months ended April 3, 2021 resulted in an effective income tax rate of (19.5)%. The $2.1 million income tax benefit for the three months ended March 28, 2020 resulted in an effective income tax rate of 10.4%. The change in the effective income tax rate was primarily due to the recognition of a discrete tax benefits related to stock-based compensation during the period compared to a discrete tax expense during prior year.
Our effective income tax rate of (19.5)% for the three months ended April 3, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of a discrete tax benefits related to stock-based compensation.
The effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the geographic mix and timing of our actual earnings or losses versus annual projections.

Liquidity and Capital Resources
At April 3, 2021, our principal sources of liquidity were cash and cash equivalents totaling $500.8 million. Our working capital was $579.3 million as of April 3, 2021, compared to $573.7 million as of January 2, 2021.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the three months ended April 3, 2021 and March 28, 2020, we spent $11.3 million and $7.3 million, respectively, on capital expenditures.
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
Cash provided by operating activities
Net cash provided by operating activities for the three months ended April 3, 2021 was $28.7 million, of which the principal components were our net income of $7.4 million, non-cash charges of $15.8 million and cash inflow of $5.5 million from change in working capital. The change in working capital was driven by decreases in accounts receivable of $101.5 million and accounts payable and accrued liabilities of $48.0 million. This was partially offset by an increase in inventory of $51.4 million.
Cash provided by (used in) investing activities
Net cash provided by investing activities for the three months ended April 3, 2021 was $43.7 million. During the three months ended April 3, 2021, we received $63.6 million from the sales and maturities of our investments while we paid $8.7 million for the purchases of investments. We invested $11.3 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia.
Cash used in financing activities
Net cash used in financing activities for the three months ended April 3, 2021 was $2.2 million. During the three months ended April 3, 2021, we received $2.6 million from employee stock plans and paid $4.8 million upon vesting of restricted stock where approximately 41,033 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of April 3, 2021, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2023, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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

As of April 3, 2021, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of April 3, 2021, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of April 3, 2021, we had no outstanding balance under the guarantee line of credit.
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
Share Repurchases
As of April 3, 2021, we were authorized to purchase up to $200.0 million of our common stock under a share repurchase program, of which $25.0 million was utilized in the first quarter of 2020. On March 11, 2021, we entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock in the aggregate beginning April 12, 2021 and ending September 5, 2021. We purchased 446,954 shares of our common stock at an average price of $111.85, totaling $50.0 million during the second quarter of 2021. As of May 6, 2021, $125.0 million remained available for future repurchases under the program. Our share repurchase program does not obligate us to acquire any specific number of shares.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended January 2, 2021. Our principal commitments generally consist of obligations under our credit facility, leases for office space and minimum contractual obligations. Other obligations primarily consist of subscription services. There have been no material changes in our contractual obligations and commitments since January 2, 2021.
At April 3, 2021, we had outstanding purchase orders aggregating approximately $545.1 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty. In circumstances where we have determined that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of April 3, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. At April 3, 2021 and January 2, 2021, we had outstanding cash flow hedges with a total notional value of $397.8 million and $431.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At April 3, 2021 and January 2, 2021, we had outstanding economic hedges with a total notional value of $140.5 million and $192.2 million, respectively.
At April 3, 2021, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $39.1 million.
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
Part II. Other Information
Item 1. Legal Proceedings
This information is included in Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2021, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 2, 2021, other than as set forth below:

We depend on a limited number of manufacturers and on a wide range of materials and components, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements, or if we are delayed in obtaining or are unable to obtain certain materials and components.
We depend on a limited number of manufacturers, employing a dual-source strategy to mitigate potential manufacturing disruptions, and we have safety stock strategies for low-volume products that are not dual sourced. The majority of our contract manufacturing locations for our robots are currently located in China and we began adding additional manufacturing capacity in Malaysia in late 2019, where we have ramped up, and expect to continue to ramp up production in 2021. These manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
We are dependent on a limited number of suppliers for various components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. Global component shortages are likely to result in price fluctuations, long lead times in the supply of these components and the inability to fulfill orders from customers in a timely manner or at all, or on a cost basis that allows us to maintain our level of profitability. More recently, we have seen, and anticipate that we will continue to see global supply chain challenges including limits on various semiconductor devices as demand has steadily increased for a wide range of goods that rely on these components. These impacts on our supply chain have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages or may otherwise adversely impact our business and results of operations.
If the supply of any component used in manufacturing our products were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects, financial condition and operating results.
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

Item 5. Other Information
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali, Deborah Ellinger, Elisha Finney, and Rueybin Kao, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

iROBOT CORPORATION

Date: May 6, 2021	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)