Form 10-Q
period 2021-07-03
IROBOT CORP
filed 2021-08-05
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2021 was 28,051,025.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2021

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$415,841	$432,635
Short term investments	—	51,081
Accounts receivable, net	74,759	170,526
Inventory	276,517	181,756
Other current assets	48,816	45,223
Total current assets	815,933	881,221
Property and equipment, net	81,161	76,584
Operating lease right-of-use assets	40,551	43,682
Deferred tax assets	34,076	33,404
Goodwill	123,735	125,872
Intangible assets, net	8,927	9,902
Other assets	29,436	19,063
Total assets	$1,133,819	$1,189,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,779	$165,779
Accrued expenses	104,538	131,388
Deferred revenue and customer advances	11,445	10,400
Total current liabilities	282,762	307,567
Operating lease liabilities	47,014	50,485
Deferred tax liabilities	1,458	705
Other long-term liabilities	21,353	26,537
Total long-term liabilities	69,825	77,727
Total liabilities	352,587	385,294
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,050 and 28,184 shares issued and outstanding, respectively	281	282
Additional paid-in capital	216,375	205,256
Retained earnings	557,452	599,389
Accumulated other comprehensive income (loss)	7,124	(493)
Total stockholders’ equity	781,232	804,434
Total liabilities and stockholders’ equity	$1,133,819	$1,189,728
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$365,596	$279,883	$668,857	$472,418
Cost of revenue:
Cost of product revenue	226,395	100,686	406,487	214,981
Amortization of acquired intangible assets	225	1,185	450	1,470
Total cost of revenue	226,620	101,871	406,937	216,451
Gross profit	138,976	178,012	261,920	255,967
Operating expenses:
Research and development	38,677	36,557	80,597	73,316
Selling and marketing	76,677	49,062	127,668	85,656
General and administrative	26,459	21,856	49,899	46,429
Amortization of acquired intangible assets	205	254	409	508
Total operating expenses	142,018	107,729	258,573	205,909
Operating (loss) income	(3,042)	70,283	3,347	50,058
Other expense, net	(286)	(384)	(446)	(403)
(Loss) income before income taxes	(3,328)	69,899	2,901	49,655
Income tax (benefit) expense	(570)	11,283	(1,784)	9,174
Net (loss) income	$(2,758)	$58,616	$4,685	$40,481
Net (loss) income per share:
Basic	$(0.10)	$2.10	$0.17	$1.44
Diluted	$(0.10)	$2.07	$0.16	$1.42
Number of shares used in per share calculations:
Basic	28,100	27,923	28,178	28,110
Diluted	28,100	28,280	28,908	28,414
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net (loss) income	$(2,758)	$58,616	$4,685	$40,481
Other comprehensive income (loss):
Net foreign currency translation adjustments	1,114	2,178	(4,769)	1,264
Net unrealized (losses) gains on cash flow hedges, net of tax	(36)	(2,634)	12,932	3,040
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(932)	(1,321)	(542)	(2,789)
Net unrealized gains (losses) on marketable securities, net of tax	—	37	(4)	20
Total comprehensive (loss) income	$(2,612)	$56,876	$12,302	$42,016
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at April 3, 2021	28,395	$284	$209,890	$606,832	$6,978	$823,984
Issuance of common stock under employee stock plans	54	1	2,541			2,542
Vesting of restricted stock units	48	—	—			—
Stock-based compensation			7,340			7,340
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	—	—	(43)			(43)
Other comprehensive income					146	146
Directors' deferred compensation			21			21
Stock repurchases	(447)	(4)	(3,374)	(46,622)		(50,000)
Net loss				(2,758)		(2,758)
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	121	1	5,130			5,131
Vesting of restricted stock units	233	2	(2)			—
Stock-based compensation			14,122			14,122
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(41)	—	(4,799)			(4,799)
Other comprehensive income					7,617	7,617
Directors' deferred compensation			42			42
Stock repurchases	(447)	(4)	(3,374)	(46,622)		(50,000)
Net income				4,685		4,685
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$4,685	$40,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,635	17,784
Stock-based compensation	14,122	11,061
Deferred income taxes, net	210	2,579
Other	3,286	3,162
Changes in operating assets and liabilities — (use) source
Accounts receivable	94,477	17,891
Inventory	(94,918)	24,137
Other assets	(7,554)	(57,813)
Accounts payable	2,071	(20,576)
Accrued expenses and other liabilities	(30,215)	(10,549)
Net cash provided by operating activities	1,799	28,157
Cash flows from investing activities:
Additions of property and equipment	(21,924)	(18,968)
Purchase of investments	(9,606)	(2,125)
Sales and maturities of investments	63,644	7,000
Net cash provided by (used in) investing activities	32,114	(14,093)
Cash flows from financing activities:
Proceeds from employee stock plans	5,131	3,690
Income tax withholding payment associated with restricted stock vesting	(4,799)	(1,816)
Stock repurchases	(50,000)	(25,000)
Net cash used in financing activities	(49,668)	(23,126)
Effect of exchange rate changes on cash and cash equivalents	(1,039)	404
Net decrease in cash and cash equivalents	(16,794)	(8,658)
Cash and cash equivalents, at beginning of period	432,635	239,392
Cash and cash equivalents, at end of period	$415,841	$230,734
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
As of July 3, 2021, the impact of the COVID-19 pandemic remains dynamic and the nature and extent of its full impact on the Company's financial and operational results will depend on several factors, including but not limited to, the duration and severity of the pandemic, advances in treatment and prevention, as well as the macroeconomic impact resulting from global responses to slow the spread of the pandemic. As a result, certain of our estimates and assumptions, including the allowance for credit losses and the valuation of non-marketable equity securities, including our impairment assessment, require increased

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
judgment and carry a higher degree of variability and volatility, which could result in material changes to our estimates in future periods.
Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current and future economic and market conditions and age of the receivable. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company did not have an adjustment to its estimate of credit losses during the three months ended July 3, 2021. The Company recorded a decrease to the reserve and bad debt expense of $2.1 million during the six months ended July 3, 2021. As of July 3, 2021 and January 2, 2021, the Company had an allowance for credit losses of $2.7 million and $4.8 million, respectively.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented. Inventory primarily consists of finished goods at July 3, 2021 and January 2, 2021.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. At July 3, 2021 and January 2, 2021, the Company's equity securities without readily determinable fair values totaled $18.1 million and $17.4 million, respectively, and are included in other assets on the consolidated balance sheets.
On July 1, 2020, Teladoc Health, Inc. ("Teladoc") closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teladoc and recorded a gain of $38.6 million to other income, net during the second quarter of 2020. The Teladoc shares received were subject to time based contractual sales restrictions which expired in January 2021. These shares were accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period. During the first quarter of 2021, the Company received net proceeds of $51.5 million related to the sale of Teladoc shares with gross proceeds of $60.1 million, net of settlement payment of $8.6 million for the related economic hedge.
On July 22, 2021, Matterport, Inc., an investee of the Company, completed a merger with a special purpose acquisition company ("SPAC") and began trading on Nasdaq under the symbol "MTTR." Prior to the merger, the Company held non-marketable equity securities in Matterport and accounted for the shares as equity securities without readily determinable fair value. The estimated gain of $20 million at closing is expected to be recorded during the third quarter of 2021. As the shares are now publicly traded, they will be accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other expense, net at the end of each reporting period. The Matterport shares are subject to time based contractual sales restrictions which expire in January 2022.
Net (Loss) Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net (loss) income	$(2,758)	$58,616	$4,685	$40,481
Basic weighted-average common shares outstanding	28,100	27,923	28,178	28,110
Dilutive effect of employee stock awards	—	357	730	304
Diluted weighted-average common shares outstanding	28,100	28,280	28,908	28,414
Net (loss) income per share - Basic	$(0.10)	$2.10	$0.17	$1.44
Net (loss) income per share - Diluted	$(0.10)	$2.07	$0.16	$1.42
Employee stock awards representing approximately 0.8 million and 0.2 million shares of common stock for the three months ended July 3, 2021 and June 27, 2020, and approximately 0.1 million and 0.3 million shares of common stock for the six months ended July 3, 2021 and June 27, 2020, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The Company estimates SSP for items that are not sold separately, using market data if available or analysis of the cost of providing the products or services plus a reasonable margin. The transaction price allocated to the robots is recognized as revenue at a point in time when control is transferred and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of July 3, 2021 and January 2, 2021 was $15.2 million and $11.5 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of July 3, 2021, the Company has reserves for product returns of $53.8 million and other credits and incentives of $74.6 million. As of January 2, 2021, the Company had reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. Revenue recognized during the three and six months ended July 3, 2021 and June 27, 2020 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
United States	$196,824	$140,146	$311,596	$222,113
EMEA	91,559	71,048	207,790	137,707
Japan	47,254	44,262	87,829	70,726
Other	29,959	24,427	61,642	41,872
Total revenue	$365,596	$279,883	$668,857	$472,418
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	July 3, 2021	January 2, 2021
Accounts receivable, net	$74,759	$170,526
Contract liabilities	20,141	17,700
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended July 3, 2021 and June 27, 2020, the Company recognized $3.4 million and $3.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended July 3, 2021 and June 27, 2020, the Company recognized $8.9 million and $4.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At July 3, 2021, the Company's weighted average discount rate was 3.57%, while the weighted average remaining lease term was 7.97 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$2,147	$2,289	$4,134	$4,645
Variable lease cost	1,033	882	1,928	2,004
Total lease cost	$3,180	$3,171	$6,062	$6,649
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,100	$2,710	$4,379	$4,737
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,566	$—	$1,566
Maturities of operating lease liabilities were as follows as of July 3, 2021 (in thousands):

Remainder of 2021	$3,759
2022	8,582
2023	7,648
2024	6,592
2025	6,617
Thereafter	28,555
Total minimum lease payments	$61,753
Less: imputed interest	8,464
Present value of future minimum lease payments	$53,289
Less: current portion of operating lease liabilities (Note 6)	6,275
Long-term lease liabilities	$47,014

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the six months ended July 3, 2021 (in thousands):

	Goodwill	Intangible assets
Balance as of January 2, 2021	$125,872	$9,902
Amortization	—	(859)
Effect of foreign currency translation	(2,137)	(116)
Balance as of July 3, 2021	$123,735	$8,927

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	July 3, 2021	January 2, 2021
Accrued warranty	$24,718	$24,392
Accrued compensation and benefits	19,341	17,635
Accrued manufacturing and logistics cost	14,331	20,093
Current portion of operating lease liabilities	6,275	6,315
Accrued bonus	5,692	31,523
Accrued sales and other indirect taxes payable	5,385	15,480
Derivative liability	5,302	4,268
Accrued income taxes	1,135	3,806
Accrued other	22,359	7,876
	$104,538	$131,388

7. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At July 3, 2021 and January 2, 2021, the Company had outstanding cash flow hedges with a total notional value of $427.0 million and $431.9 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At July 3, 2021 and January 2, 2021, the Company had outstanding foreign currency economic hedges with a total notional value of $294.5 million and $192.2 million, respectively.
As described in Note 2, during July 2020, the Company entered into a forward sale contract as an economic hedge to reduce the Company's exposure to stock price fluctuations on one of its marketable equity securities. The contract had a maturity date of January 2021 and was settled during the first quarter of 2021. The total notional value of this economic hedge was $51.5 million at January 2, 2021.
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	July 3, 2021	January 2, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$6,326	$261
Foreign currency forward contracts	Other assets	3,493	—
Foreign currency forward contracts	Accrued expenses	3,465	2,176
Forward sale contract	Accrued expenses	—	3,904
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$1,936	$362
Foreign currency forward contracts	Other assets	2,847	679
Foreign currency forward contracts	Accrued expenses	1,837	2,092
Foreign currency forward contracts	Long-term liabilities	2,227	8,554

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Gains (losses) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (loss) recognized in income	Other expense, net	$391	$(701)	$(9,623)	$(1,247)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency forward contracts	$(47)	$(3,512)	$17,107	$4,053
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$365,596	$279,883	$668,857	$472,418

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$1,231	$1,761	$717	$3,718

8. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of July 3, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$217,800	$—	$—
Derivative instruments (Note 7)	—	14,602	—
Total assets measured at fair value	$217,800	$14,602	$—

Liabilities:
Derivative instruments (Note 7)	$—	$7,529	$—
Total liabilities measured at fair value	$—	$7,529	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of January 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$47,529	$—	$—
Marketable equity securities, $46,578 at cost	47,576	—	—
Corporate and government bonds, $3,498 at cost	—	3,505	—
Derivative instruments (Note 7)	—	5,206	—
Total assets measured at fair value	$95,105	$8,711	$—

Liabilities:
Derivative instruments (Note 7)	$—	$12,822	$—
Total liabilities measured at fair value	$—	$12,822	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

9. Stockholders' Equity
Share Repurchase Activity
The Company's Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 5, 2021. On March 11, 2021, the Company entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock and the Company repurchased 446,954 shares of its common stock at an average price of $111.85, totaling $50.0 million during three months ended July 3, 2021.
On March 10, 2020, the Company entered into a Rule 10b5-1 plan to repurchase $25.0 million of common stock and the Company repurchased 663,602 shares of its common stock at an average price of $37.65, totaling $25.0 million in March 2020.
On August 2, 2021, the Company entered into an accelerated share repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which the Company paid $100.0 million and received an aggregate initial share delivery of 943,285 shares of its common stock, which were immediately retired. Pursuant to the terms of the ASR agreement, the final number of shares to be repurchased by the Company and the average price paid per share will be determined upon settlement of the agreement on or before October 4, 2021. The final number of shares to be repurchased will be based on the volume-weighted average price of its common stock over the duration of the ASR agreement, less a discount. Upon settlement, Wells Fargo may be required to deliver additional shares of common stock to the Company, or under certain conditions, the Company may be required to make a cash payment or deliver shares of common stock, at the Company's election, to Wells Fargo. The Company's Board of Directors modified the existing stock repurchase program for the remaining $125.0 million to permit an ASR transaction and extended the authorization until March 31, 2022. As of August 5, 2021, $25.0 million remained available for further repurchase under the program.

10. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. As of July 3, 2021, the Securities Class Action and the consolidated shareholder derivative actions captioned as In re iRobot Corporation Derivative litigation, No. 1:20-cv-10034, as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, have been dismissed.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2021 and January 2, 2021, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Balance at beginning of period	$23,904	$13,998	$24,392	$13,856
Provision	10,236	3,396	20,421	7,870
Warranty usage	(9,422)	(3,625)	(20,095)	(7,957)
Balance at end of period	$24,718	$13,769	$24,718	$13,769

11. Income Taxes
The Company recorded an income tax benefit of $0.6 million and income tax expense of $11.3 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The $0.6 million income tax benefit for the three months ended July 3, 2021 resulted in an effective income tax rate of  17.1%. The $11.3 million income tax expense for the three months ended June 27, 2020 resulted in an effective tax rate of 16.1%. The Company recognized a tax benefit during the current quarter at a rate higher than the second quarter of 2020 primarily because of discrete tax benefits related to stock-based compensation.
The Company's 17.1% effective rate of income tax benefit for the three months ended July 3, 2021 was lower than the federal statutory tax rate of 21% primarily due to the recognition of a valuation allowance on certain non-U.S. earnings, as well as the jurisdictional mix of earnings taxed at different local rates.
The Company recorded an income tax benefit of $1.8 million and income tax expense of $9.2 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The $1.8 million income tax benefit for the six months ended July 3, 2021 resulted in an effective tax rate of  (61.5)%.  The $9.2 million income tax expense for the six months ended June 27, 2020 resulted in an effective tax rate of 18.5%. The decrease in the effective income tax rate was primarily due to the recognition of a discrete tax benefit related to stock-based compensation during the period compared to a discrete tax expense during prior year.
The Company's effective income tax rate of (61.5)% for the six months ended July 3, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of a discrete tax benefit related to stock-based compensation.
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
Significant Customers
For the three months ended July 3, 2021 and June 27, 2020, the Company generated 32.5% and 35.1% of total revenue, respectively, from one of its retailers.
For the six months ended July 3, 2021 and June 27, 2020, the Company generated 25.5% and 26.2% of total revenue, respectively, from one of its retailers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning the impact of COVID-19 on our business, new product sales, product development and offerings, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the impact of semiconductor chip availability, operating expenses, diversification of our manufacturing supply chain, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2021 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
As of July 3, 2021, we had 1,321 full-time employees. Since our founding in 1990, we have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risks associated with product development. These capabilities are amplified by the integration of artificial intelligence, home understanding and machine vision technologies that further improve cleaning performance and help personalize the cleaning experience, enabling customers to have greater control over where, when and how our robots clean. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to capitalize on the anticipated growth in the market for robot-based consumer products.
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled us to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. Effective January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. We expect this incremental cost will reduce our gross profit in fiscal 2021 unless we are once again granted relief from tariffs on goods imported into the United States from China. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% Section 301 tariff, we are focused on scaling the manufacture of our products in Malaysia. We commenced production of our products in Malaysia in late 2019 and we remain on track to have Malaysia manufacturing at scale by the end of 2021.
During the six months ended July 3, 2021, the global impacts of the COVID-19 pandemic have included challenges and increases in costs related to logistics, raw materials and components, such as increased port congestion, higher freight and ocean transportation fees, rising resin costs and delays and reductions from suppliers of semiconductor devices used in our products. Our efforts to mitigate some of the constraints associated with the semiconductor chip shortage involve negotiating longer-term supply agreements with existing suppliers as they expand capacity, purchasing certain components through third-party providers at materially higher costs and qualifying alternative suppliers, which is time consuming and requires additional technical resources. Although we expect these challenges to continue throughout 2021, we will continue to assess and implement measures to mitigate resulting adverse impacts on our operations and financial results.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: 1) differentiating the iRobot experience; 2) building strong relationships with the consumer; and 3) nurturing the lifetime value of our customer relationships.
We strive to differentiate the iRobot experience through the ongoing innovation of our existing product offerings and by bringing new products to market. During the first quarter of 2021, we enhanced the iRobot Genius Home Intelligence Platform, a powerful AI-based robot platform that gives users greater personalization and control over their cleaning robots. In January 2021, we launched Roomba i3 Series in EMEA and Japan following a successful introduction of this product in North America in September 2020. We believe that the Roomba i3 Series will play an important role in strengthening the mid-tier of our product portfolio. In addition, we plan to introduce two new Roomba robots and deliver another major upgrade to our Genius Home Intelligence Platform during the second half of 2021.
To continue building strong relationships with our consumers worldwide, we are focused on enhancing all aspects of the consumer experience, including investing in our digital marketing and e-commerce capabilities. At the end of the second quarter of 2021, our connected customer base grew 67% from the same period one year ago to 11.6 million customers who have opted in to our digital communications.
We also continued to make important progress in nurturing the lifetime value of our customer relationships. In early April 2021, we introduced our new iRobot H1 handheld vacuum, enabling customers to purchase a complementary vacuum to clean in areas that our Roomba or Braava robots are typically unable to reach. In addition, we are now offering extended warranty plans to customers who purchase our products directly from us, and we advanced pilot programs for high-value services that offer customers greater flexibility with how they can purchase our products and accessories. High-value services currently being tested by consumers include iRobot Select, a membership program in which owners pay an initiation fee along with a recurring monthly fee to use their robot along with dedicated customer support and accessories on demand, and a maintenance program in which owners pay a monthly fee for personalized support and accessories. We expect our iRobot Select program to begin to scale later this year. Since the start of the pandemic over a year ago, more consumers are buying our products online. Our direct-to-consumer, or DTC, sales were $45.1 million and $80.0 million, 12.3% and 12.0% of total revenue, for the three and six months ended July 3, 2021, respectively. DTC sales grew 36.2% and 69.3% during the three and six months ended July 3, 2021, respectively, compared to same periods a year ago.

Key Financial Metrics
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. A summary of key metrics for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$365,596	$279,883	$668,857	$472,418

Non-GAAP Gross Profit	$139,484	$139,472	$263,016	$218,239
Non-GAAP Gross Margin	38.2%	49.8%	39.3%	46.2%

Non-GAAP Operating Income	$8,951	$40,509	$23,905	$26,130
Non-GAAP Operating Margin	2.4%	14.5%	3.6%	5.5%

Total robot units shipped (in thousands)	1,314	1,044	2,402	1,763
Average gross selling prices for robot units	$325	$307	$322	$310

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
Tariff Refunds: iRobot was granted a Section 301 List 3 Tariff Exclusion in April 2020, which temporarily eliminated tariffs on the Company’s products imported from China until December 31, 2020 and entitled the Company to a refund of all related tariffs previously paid since September 2018. We exclude the refunds for tariff costs expensed during fiscals 2018 and 2019 from our fiscal 2020 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
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
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We reassess the need for any valuation allowance recorded based on the non-GAAP profitability and have eliminated the effect of the valuation allowance recorded in the U.S. jurisdiction. We also exclude certain tax items, including impact from stock-based compensation windfalls/shortfalls, that are not reflective of income tax expense incurred as a result of current period earnings.

The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands, other than per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
GAAP Gross Profit	$138,976	$178,012	$261,920	$255,967
Amortization of acquired intangible assets	225	1,185	450	1,470
Stock-based compensation	283	292	646	819
Tariff refunds	—	(40,017)	—	(40,017)
Non-GAAP Gross Profit	$139,484	$139,472	$263,016	$218,239
Non-GAAP Gross Margin	38.2%	49.8%	39.3%	46.2%

GAAP Operating (Loss) Income	$(3,042)	$70,283	$3,347	$50,058
Amortization of acquired intangible assets	430	1,439	859	1,978
Stock-based compensation	7,340	5,870	14,122	11,061
Tariff refunds	—	(40,017)	—	(40,017)
Net merger, acquisition and divestiture expense (income)	640	(66)	640	(566)
IP litigation expense, net	3,583	1,137	4,724	1,753
Restructuring and other	—	1,863	213	1,863
Non-GAAP Operating Income	$8,951	$40,509	$23,905	$26,130
Non-GAAP Operating Margin	2.4%	14.5%	3.6%	5.5%

GAAP Net (Loss) Income	$(2,758)	$58,616	$4,685	$40,481
Amortization of acquired intangible assets	430	1,439	859	1,978
Stock-based compensation	7,340	5,870	14,122	11,061
Tariff refunds	—	(40,017)	—	(40,017)
Net merger, acquisition and divestiture expense (income)	640	(741)	640	(1,241)
IP litigation expense, net	3,583	1,137	4,724	1,753
Restructuring and other	—	1,863	213	1,863
Loss (gain) on strategic investments	250	—	212	(87)
Income tax effect	(1,632)	1,686	(5,683)	4,901
Non-GAAP Net Income	$7,853	$29,853	$19,772	$20,692

GAAP Net (Loss) Income Per Diluted Share	$(0.10)	$2.07	$0.16	$1.42
Dilutive effect of non-GAAP adjustments	0.37	(1.01)	0.52	(0.69)
Non-GAAP Net Income Per Diluted Share	$0.27	$1.06	$0.68	$0.73

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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	61.9	36.0	60.7	45.5
Amortization of acquired intangible assets	0.1	0.4	0.1	0.3
Total cost of revenue	62.0	36.4	60.8	45.8
Gross profit	38.0	63.6	39.2	54.2
Operating expenses:
Research and development	10.6	13.1	12.0	15.5
Selling and marketing	20.9	17.5	19.1	18.1
General and administrative	7.2	7.8	7.5	9.9
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	38.8	38.5	38.7	43.6
Operating (loss) income	(0.8)	25.1	0.5	10.6
Other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
(Loss) income before income taxes	(0.9)	25.0	0.4	10.5
Income tax (benefit) expense	(0.1)	4.1	(0.3)	1.9
Net (loss) income	(0.8)%	20.9%	0.7%	8.6%
Comparison of Three and Six Months Ended July 3, 2021 and June 27, 2020
Revenue

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
		(Dollars in thousands)				(Dollars in thousands)
Revenue	$365,596	$279,883	$85,713	30.6%	$668,857	$472,418	$196,439	41.6%
Revenue for the three months ended July 3, 2021 increased $85.7 million to $365.6 million, or 30.6%, from $279.9 million for the three months ended June 27, 2020. The $85.7 million increase in revenue was primarily attributable to a 25.9% increase in units shipped for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase in units shipped was primarily driven by growth in sales of our mid and premium tier floor cleaning robots. In the three months ended July 3, 2021, domestic revenue increased $56.7 million, or 40.4%, while international revenue increased $29.0 million, or 20.8%, which primarily reflected 28.9% growth in EMEA and a 6.8% increase in Japan. Our DTC revenue growth of 36.2% to $45.1 million, or 12.3% of total revenue, reflected continued expansion of this channel as we continue to invest in enhancing the online buying experience and upgrading our digital marketing capabilities.
Revenue for the six months ended July 3, 2021 increased $196.4 million to $668.9 million, or 41.6%, compared to $472.4 million for the six months ended June 27, 2020. The $196.4 million increase in revenue was primarily attributable to a 36.2% increase in units shipped for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. In the six months ended July 3, 2021, domestic revenue increased $89.5 million, or 40.3%, while international revenue increased $107.0 million, or 42.7% due primarily to 50.9% growth in EMEA and a 24.2% increase in Japan. During the six months ended June 27, 2020, our revenue reflected the initial unfavorable impact of the COVID-19 pandemic on our sales during the first quarter of 2020. Our DTC revenue growth of 69.3% to $80.0 million, or 12.0% of total revenue, contributed to these increases.

Cost of Product Revenue

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$226,395	$100,686	$125,709	124.9%	$406,487	$214,981	$191,506	89.1%
As a percentage of revenue	61.9%	36.0%			60.7%	45.5%
Cost of product revenue increased to $226.4 million in the three months ended July 3, 2021, compared to $100.7 million in the three months ended June 27, 2020. The $125.7 million increase in cost of product revenue is primarily due to the 30.6% increase in revenue. In addition, cost of product revenue during the three months ended July 3, 2021 included $11.6 million in tariff costs, whereas last year, we recognized a benefit of $46.6 million from tariff refunds as a result of being granted temporary exclusion from Section 301 List 3 tariffs. The increase in cost of product revenue was also impacted by higher warranty costs and global supply chain challenges associated with increased raw materials, oceanic transport and air freight expenses as well as higher component costs associated with limited semiconductor chip availability.
Cost of product revenue increased to $406.5 million in the six months ended July 3, 2021, compared to $215.0 million in the six months ended June 27, 2020. The $191.5 million increase in cost of product revenue is primarily due to the 41.6% increase in revenue. In addition, cost of product revenue during the six months ended July 3, 2021 included $15.0 million in tariff costs, whereas last year, we recognized a benefit of $46.6 million from tariff refunds. The increase in cost of product revenue was also impacted by higher warranty costs and global supply chain challenges associated with increased raw materials, oceanic transport and air freight expenses and, to a lesser extent, higher component costs associated with limited semiconductor chip availability.
Gross Profit

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$138,976	$178,012	$(39,036)	(21.9)%	$261,920	$255,967	$5,953	2.3%
Gross margin	38.0%	63.6%			39.2%	54.2%
Gross margin decreased to 38.0% in the three months ended July 3, 2021, compared to 63.6% in the three months ended June 27, 2020. Gross margin decreased 19.8% related to tariff costs, with costs of $11.6 million included in the three months ended July 3, 2021, while we recognized a benefit of $46.6 million from tariff refunds during the three months ended June 27, 2020. The remainder of the decrease was related to pricing and promotional activity, higher component costs and transportation fees, higher warranty expense and unfavorable channel and product mix. We expect gross margin pressure to continue over the next few quarters as we anticipate continued elevated costs associated with increased raw materials, oceanic transport and air freight expenses as well as higher component costs associated with limited semiconductor chip availability.
Gross margin decreased to 39.2% in the six months ended July 3, 2021 compared to 54.2% in the six months ended June 27, 2020. Gross margin decreased 12.1% related to tariff costs, with costs of $15.0 million included in the six months ended July 3, 2021, while we recognized a benefit of $46.6 million from tariff refunds during the six months ended June 27, 2020. The remainder of the decrease was related to pricing and promotional activity, higher component costs and transportation fees, higher warranty expense and unfavorable channel and product mix.
Research and Development

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$38,677	$36,557	$2,120	5.8%	$80,597	$73,316	$7,281	9.9%
As a percentage of revenue	10.6%	13.1%			12.0%	15.5%
Research and development expenses increased $2.1 million, or 5.8%, to $38.7 million (10.6% of revenue) in the three months ended July 3, 2021 from $36.6 million (13.1% of revenue) in the three months ended June 27, 2020. This increase is primarily due to a $3.1 million increase in program-related costs offset by a $1.0 million decrease in people-related costs mainly attributable to employee tax credits recorded in the second quarter of 2021.
Research and development expenses increased $7.3 million, or 9.9%, to $80.6 million (12.0% of revenue) in the six months ended July 3, 2021 from $73.3 million (15.5% of revenue) in the six months ended June 27, 2020. This increase is primarily due to a $4.9 million increase in people-related costs and a $2.3 million increase in program-related costs.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$76,677	$49,062	$27,615	56.3%	$127,668	$85,656	$42,012	49.0%
As a percentage of revenue	20.9%	17.5%			19.1%	18.1%
Selling and marketing expenses increased $27.6 million, or 56.3%, to $76.7 million (20.9% of revenue) in the three months ended July 3, 2021 from $49.1 million (17.5% of revenue) in the three months ended June 27, 2020. This increase was primarily attributable to higher marketing spend of $21.1 million associated with increased use of working media to drive sales growth, $3.3 million higher people-related costs as well as $2.5 million higher consulting and hosting service fees related to investing in our digital marketing and e-commerce capabilities.
Selling and marketing expenses increased $42.0 million, or 49.0%, to $127.7 million (19.1% of revenue) in the six months ended July 3, 2021 from $85.7 million (18.1% of revenue) in the six months ended June 27, 2020. This increase was primarily attributable to higher marketing spend of $29.3 million associated with increased used of working media to drive sales growth, $6.4 million higher people-related costs as well as $5.2 million higher consulting and hosting service fees related to investing in our digital marketing and e-commerce capabilities.
General and Administrative

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$26,459	$21,856	$4,603	21.1%	$49,899	$46,429	$3,470	7.5%
As a percentage of revenue	7.2%	7.8%			7.5%	9.9%
General and administrative expenses increased $4.6 million, or 21.1%, to $26.5 million (7.2% of revenue) in the three months ended July 3, 2021 from $21.9 million (7.8% of revenue) in the three months ended June 27, 2020. This increase is primarily due to an increase in legal fees of $1.7 million driven by higher intellectual property litigation costs as well as higher consulting services costs of $1.0 million.
General and administrative expenses increased $3.5 million, or 7.5%, to $49.9 million (7.5% of revenue) in the six months ended July 3, 2021 from $46.4 million (9.9% of revenue) in the six months ended June 27, 2020. This increase is primarily due to increases in people-related costs of $4.9 million, legal fees of $2.9 million driven by higher intellectual property litigation costs, and consulting services cost of $1.2 million, offset by the change in the allowance for credit loss. During the six months ended July 3, 2021, the allowance for credit loss decreased $2.1 million as a result of improved financial conditions and credit rating for certain customer accounts. During the six months ended June 27, 2020, the allowance for credit loss increased by $4.5 million due to concerns about certain customers' ability to successfully navigate the pandemic.

Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$225	$1,185	$(960)	(81.0)%	$450	$1,470	$(1,020)	(69.4)%
Operating expense	205	254	(49)	(19.3)%	409	508	(99)	(19.5)%
Total amortization expense	$430	$1,439	$(1,009)	(70.1)%	$859	$1,978	$(1,119)	(56.6)%
As a percentage of revenue	0.1%	0.5%			0.1%	0.4%
The decrease in amortization of acquired intangible assets in the three and six months ended July 3, 2021 as compared to the three and six months ended June 27, 2020, was primarily related to the acquired technology intangible asset that was fully amortized in the second quarter of 2020.
Other Expense, Net

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other expense, net	$(286)	$(384)	$98	(25.5)%	$(446)	$(403)	$(43)	10.7%
As a percentage of revenue	(0.1)%	(0.1)%			(0.1)%	(0.1)%
Other expense, net was immaterial in the three and six months ended July 3, 2021 and June 27, 2020.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	Dollar Change	Percent Change	July 3, 2021	June 27, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax (benefit) expense	$(570)	$11,283	$(11,853)	(105.1)%	$(1,784)	$9,174	$(10,958)	(119.4)%
Effective income tax rate	17.1%	16.1%			(61.5)%	18.5%
We recorded an income tax benefit of $0.6 million and income tax expense of $11.3 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The $0.6 million income tax benefit for the three months ended July 3, 2021 resulted in an effective income tax rate of 17.1%. The $11.3 million income tax expense for the three months ended June 27, 2020 resulted in an effective income tax rate of 16.1%. The change in the effective income tax rate was primarily due to the recognition of a discrete tax benefit associated with stock-based compensation.
The Company's 17.1% effective rate of income tax benefit for the three months ended July 3, 2021 was lower than the federal statutory tax rate of 21% primarily due to the recognition of a valuation allowance on certain non-U.S. earnings, as well as the jurisdictional mix of earnings taxed at different local rates.
We recorded an income tax benefit of $1.8 million and income tax expense $9.2 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The $1.8 million income tax benefit for the six months ended July 3, 2021 resulted in an effective income tax rate of (61.5)%. The $9.2 million income tax expense for the six months ended June 27, 2020 resulted in an effective income tax rate of 18.5%. The change in the effective income tax rate was primarily due to the recognition of a discrete tax benefit related to stock-based compensation during the period compared to a discrete tax expense during prior year.
Our effective income tax rate of (61.5)% for the six months ended July 3, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of a discrete tax benefits related to stock-based compensation.

The effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the geographic mix and timing of our actual earnings or losses versus annual projections.

Liquidity and Capital Resources
At July 3, 2021, our principal sources of liquidity were cash and cash equivalents totaling $415.8 million. Our working capital was $533.2 million as of July 3, 2021, compared to $573.7 million as of January 2, 2021.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the three months ended July 3, 2021 and June 27, 2020, we spent $21.9 million and $19.0 million, respectively, on capital expenditures.
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
Cash provided by operating activities
Net cash provided by operating activities for the six months ended July 3, 2021 was $1.8 million, of which the principal components were our net income of $4.7 million, non-cash charges of $33.3 million, and cash outflow of $36.1 million from change in working capital. The change in working capital was driven by an increase in inventory of $94.9 million and decreases in accounts payable and accrued liabilities of $28.1 million. This was partially offset by a decrease in accounts receivable of $94.5 million.
Cash provided by (used in) investing activities
Net cash provided by investing activities for the six months ended July 3, 2021 was $32.1 million. During the six months ended July 3, 2021, we received $63.6 million from the sales and maturities of our investments while we paid $9.6 million for the purchases of investments. We invested $21.9 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia.
Cash used in financing activities
Net cash used in financing activities for the six months ended July 3, 2021 was $49.7 million, which primarily reflects the repurchase of 446,954 shares of our common stock for $50.0 million under the stock repurchase program during the second quarter of 2021. We spent $25.0 million on the repurchase of 663,602 shares of our common stock under the stock repurchase program during first quarter of 2020.
Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of July 3, 2021, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2023, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of July 3, 2021, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of July 3, 2021, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of July 3, 2021, we had no outstanding balance under the guarantee line of credit.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, capital expenditures and operating leases, all of which we anticipate funding through working capital and funds provided by operating activities. We believe our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, and the impact of COVID-19 on our business. Moreover, to the extent existing cash and cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchases
As of July 3, 2021, we were authorized to purchase up to $200.0 million of our common stock under a share repurchase program from time to time until September 5, 2021. On March 11, 2021, we entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock and we purchased 446,954 shares of our common stock at an average price of $111.85, totaling $50.0 million during three months ended July 3, 2021.
On August 2, 2021, we entered into an accelerated share repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo") under which we paid $100.0 million and received an aggregate initial share delivery of 943,285 shares of our common stock, which were immediately retired. Pursuant to the terms of the ASR agreement, the final number of shares to be repurchased and the average price paid per share will be determined upon settlement of the agreement on or before October 4,2021. The final number of shares to be repurchased will be based on the volume-weighted average price of our common stock over the duration of the ASR agreement, less a discount. Upon settlement, Wells Fargo may be required to deliver additional shares of common stock to us, or under certain conditions, we may be required to make a cash payment or deliver shares of common stock, at our election, to the financial institution. The Company's Board of Directors modified the existing stock repurchase program for the remaining $125.0 million to permit an ASR transaction and extended the authorization until March 31, 2022. As of August 5, 2021, $25.0 million remained available for further repurchase under the program. Our share repurchase program does not obligate us to acquire any specific number of shares.
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

At July 3, 2021, we had outstanding purchase orders aggregating approximately $587.9 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty. In circumstances where we have determined that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of July 3, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. At July 3, 2021 and January 2, 2021, we had outstanding cash flow hedges with a total notional value of $427.0 million and $431.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At July 3, 2021 and January 2, 2021, we had outstanding economic hedges with a total notional value of $294.5 million and $192.2 million, respectively.
At July 3, 2021, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $44.6 million.
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
We are dependent on a limited number of suppliers for various components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. Global component shortages have resulted, and are likely to continue to result, in price fluctuations, long lead times in the supply of these components and the inability to fulfill orders from customers in a timely manner or at all, or on a cost basis that allows us to maintain our level of profitability. More recently, we have seen, and anticipate that we will continue to see global supply chain challenges including limits on various semiconductor devices as demand has steadily increased for a wide range of goods that rely on these components. These impacts on our supply chain have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs (for example, through purchasing components from third-party suppliers in competitive open markets), result in customer dissatisfaction in the event of continued inventory shortages or may otherwise adversely impact our business and results of operations. In addition, delays in component availability have resulted, and will likely continue to result, in additional costs related to expedited shipping and air freight.
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
Effective as of January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. Although we have begun relocating a meaningful portion of our supply chain from China to Malaysia, we again face compression on our margin on products sold and pricing pressures on our products. The already-implemented, and any additional or increased, tariffs have caused, and may in the future cause, us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
USTR’s decisions of whether to reinstate exclusions to the Section 301 tariffs and to establish a new process for importers to apply for exclusions are linked to the Biden Administration’s comprehensive reassessment of overall policy toward China, which remains on-going. The timing for action by the USTR is uncertain. Therefore, we cannot say definitively when, or even if, iRobot will be granted additional tariff relief on our products still manufactured in China.
These tariffs, and other governmental action relating to international trade agreements or policies, have directly or indirectly adversely impacted demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, have adversely impacted, and we expect will continue to adversely impact, our business, financial condition and results of operations. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy, whether exclusions will be reinstated, or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.
In response to international trade policy, as well as other risks associated with concentrated manufacturing in China, we have begun relocating a meaningful portion of our supply chain from China to Malaysia. Such relocation activities increase costs and risks associated with establishing new manufacturing facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended July 3, 2021:

	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning April 4, 2021 and ended May 1, 2021	403,779	$112.55	403,779	$130,000,000
Fiscal month beginning May 2, 2021 and ended May 29, 2021	43,175	105.24	43,175	125,000,000
Fiscal month beginning May 30, 2021 and ended July 3, 2021	—	—	—	125,000,000
Total	446,954	$111.85	446,954	$125,000,000
 __________________________
(1)     Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program as further discussed below and elsewhere in this Quarterly Report on Form 10-Q.
(2)    As previously disclosed on March 10, 2020, our Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases through September 2021. Under the stock repurchase program, the Company entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock in the aggregate beginning April 12, 2021 and ending September 5, 2021.
Item 5. Other Information
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, Russ Campanello, EVP, Human Resources and Corporate Communication, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali and Deborah Ellinger, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

iROBOT CORPORATION

Date: August 5, 2021	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)