Form 10-Q
period 2021-10-02
IROBOT CORP
filed 2021-11-04
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2021 was 26,958,286.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 2, 2021

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$218,012	$432,635
Short term investments	29,909	51,081
Accounts receivable, net	240,722	170,526
Inventory	353,724	181,756
Other current assets	46,367	45,223
Total current assets	888,734	881,221
Property and equipment, net	80,227	76,584
Operating lease right-of-use assets	39,096	43,682
Deferred tax assets	39,778	33,404
Goodwill	121,909	125,872
Intangible assets, net	8,348	9,902
Other assets	31,542	19,063
Total assets	$1,209,634	$1,189,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,396	$165,779
Accrued expenses	130,958	131,388
Deferred revenue and customer advances	11,076	10,400
Total current liabilities	401,430	307,567
Operating lease liabilities	45,206	50,485
Deferred tax liabilities	118	705
Other long-term liabilities	22,344	26,537
Total long-term liabilities	67,668	77,727
Total liabilities	469,098	385,294
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 26,954 and 28,184 shares issued and outstanding, respectively	270	282
Additional paid-in capital	215,592	205,256
Retained earnings	517,221	599,389
Accumulated other comprehensive income (loss)	7,453	(493)
Total stockholders’ equity	740,536	804,434
Total liabilities and stockholders’ equity	$1,209,634	$1,189,728
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	$440,682	$413,145	$1,109,539	$885,563
Cost of revenue:
Cost of product revenue	277,703	214,079	684,190	429,060
Amortization of acquired intangible assets	225	225	675	1,695
Total cost of revenue	277,928	214,304	684,865	430,755
Gross profit	162,754	198,841	424,674	454,808
Operating expenses:
Research and development	40,262	38,613	120,859	111,929
Selling and marketing	59,055	50,488	186,722	136,144
General and administrative	22,688	28,490	72,587	74,919
Amortization of acquired intangible assets	251	256	661	764
Total operating expenses	122,256	117,847	380,829	323,756
Operating income	40,498	80,994	43,845	131,052
Other income, net	26,585	42,240	26,139	41,837
Income before income taxes	67,083	123,234	69,984	172,889
Income tax expense	9,867	29,982	8,083	39,156
Net income	$57,216	$93,252	$61,901	$133,733
Net income per share:
Basic	$2.09	$3.33	$2.22	$4.76
Diluted	$2.06	$3.27	$2.17	$4.69
Number of shares used in per share calculations:
Basic	27,413	28,031	27,923	28,084
Diluted	27,803	28,539	28,475	28,502
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$57,216	$93,252	$61,901	$133,733
Other comprehensive income:
Net foreign currency translation adjustments	(3,974)	5,600	(8,743)	6,864
Net unrealized gains (losses) on cash flow hedges, net of tax	5,181	(8,418)	18,113	(5,379)
Net gains on cash flow hedge reclassified into earnings, net of tax	(878)	(745)	(1,420)	(3,533)
Net unrealized losses on marketable securities, net of tax	—	(30)	(4)	(10)
Total comprehensive income	$57,545	$89,659	$69,847	$131,675
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232
Issuance of common stock under employee stock plans	1	—	27			27
Vesting of restricted stock units	105	1	(1)			—
Stock-based compensation			2,073			2,073
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(4)	—	(362)			(362)
Other comprehensive income					329	329
Directors' deferred compensation			21			21
Stock repurchases	(1,198)	(12)	(2,541)	(97,447)		(100,000)
Net income				57,216		57,216
Balance at October 2, 2021	26,954	$270	$215,592	$517,221	$7,453	$740,536

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	122	1	5,156			5,157
Vesting of restricted stock units	338	3	(3)			—
Stock-based compensation			16,195			16,195
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(5,161)			(5,161)
Other comprehensive income					7,946	7,946
Directors' deferred compensation			64			64
Stock repurchases	(1,645)	(16)	(5,915)	(144,069)		(150,000)
Net income				61,901		61,901
Balance at October 2, 2021	26,954	$270	$215,592	$517,221	$7,453	$740,536
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$61,901	$133,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,978	25,705
Gain on equity investment	(26,929)	(43,480)
Stock-based compensation	16,195	20,904
Deferred income taxes, net	(8,190)	10,939
Other	4,496	4,785
Changes in operating assets and liabilities — (use) source
Accounts receivable	(71,368)	(32,572)
Inventory	(173,986)	(61,006)
Other assets	(5,851)	(20,718)
Accounts payable	93,530	46,098
Accrued expenses and other liabilities	(4,551)	12,358
Net cash (used in) provided by operating activities	(90,775)	96,746
Cash flows from investing activities:
Additions of property and equipment	(25,302)	(25,031)
Purchase of investments	(9,641)	(3,729)
Sales and maturities of investments	63,976	10,500
Net cash provided by (used in) investing activities	29,033	(18,260)
Cash flows from financing activities:
Proceeds from employee stock plans	5,157	4,048
Income tax withholding payment associated with restricted stock vesting	(5,161)	(1,845)
Stock repurchases	(150,000)	(25,000)
Net cash used in financing activities	(150,004)	(22,797)
Effect of exchange rate changes on cash and cash equivalents	(2,877)	2,125
Net (decrease) increase in cash and cash equivalents	(214,623)	57,814
Cash and cash equivalents, at beginning of period	432,635	239,392
Cash and cash equivalents, at end of period	$218,012	$297,206
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
iRobot Corporation ("iRobot" or the "Company") designs and builds robots that empower people to do more. iRobot's consumer robots help people find smarter ways to clean and accomplish more in their daily lives. The Company's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, robot-based artificial intelligence, mapping and navigation, machine vision, home understanding, human-robot interaction and physical solutions. Leveraging this portfolio, the Company's engineers are building an ecosystem of robots to help realize the smart home's potential. The Company’s revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide.
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments include, but are not limited to, revenue recognition, including performance obligations, variable consideration and other obligations such as product returns and incentives; allowance for credit losses; product warranties; valuation of goodwill and acquired intangible assets; valuation of non-marketable equity investments; evaluating loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current conditions, including estimated economic implications of the COVID-19 pandemic and various other factors that the Company believes are reasonable under the circumstances. While there was not a material change to the consolidated financial statements related to these estimates as of and for the nine months ended October 2, 2021, the Company's future assessment of the magnitude and duration of the COVID-19 pandemic as well as other factors, could result in material impacts to the Company's consolidated financial statements in future reporting periods.The extent and continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above. Actual results may differ from the Company’s estimates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Credit Losses
The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer's ability to pay by conducting a credit review which includes consideration of established credit ratings or an internal assessment of the customer's creditworthiness based on an analysis of their financial information when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company's expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current and future economic and market conditions and age of the receivable. Although the Company historically has not experienced significant credit losses as it relates to trade accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. The Company did not have an adjustment to its estimate of credit losses during the three months ended October 2, 2021. The Company recorded a decrease to the reserve and bad debt expense of $2.1 million during the nine months ended October 2, 2021. As of October 2, 2021 and January 2, 2021, the Company had an allowance for credit losses of $2.7 million and $4.8 million, respectively.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost being determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented. Inventory primarily consists of finished goods at October 2, 2021 and January 2, 2021.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. At October 2, 2021 and January 2, 2021, the Company's equity securities without readily determinable fair values totaled $15.1 million and $17.4 million, respectively, and are included in other assets on the consolidated balance sheets.
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
On July 22, 2021, Matterport, Inc. ("Matterport"), of which the Company held non-marketable equity securities, completed a merger with a special purpose acquisition company and began trading on Nasdaq under the symbol "MTTR." Prior to the merger, the Company accounted for the shares in Matterport as equity securities without readily determinable fair value. Upon consummation of the merger, the Company received 1.6 million shares of MTTR and recorded a gain of $20.3 million to other income, net. The post merger Matterport shares received are subject to time based contractual sales restrictions which expire in January 2022. These shares are accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other income, net at the end of each reporting period. During the three months ended October 2, 2021, the Company recorded gains of $6.7 million associated with marking the shares to fair value. As of October 2, 2021, the shares in MTTR were valued at $29.8 million and are recorded in short term investments on the consolidated balance sheet.
Net Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$57,216	$93,252	$61,901	$133,733
Basic weighted-average common shares outstanding	27,413	28,031	27,923	28,084
Dilutive effect of employee stock awards	390	508	552	418
Diluted weighted-average common shares outstanding	27,803	28,539	28,475	28,502
Net income per share - Basic	$2.09	$3.33	$2.22	$4.76
Net income per share - Diluted	$2.06	$3.27	$2.17	$4.69
Employee stock awards representing approximately 0.2 million and 0.1 million shares of common stock for the three months ended October 2, 2021 and September 26, 2020, and approximately 0.1 million and 0.2 million shares of common stock for the nine months ended October 2, 2021 and September 26, 2020, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price ("SSP"). The Company estimates SSP for items that are not sold separately, using market data if available or analysis of the cost of providing the products or services plus a reasonable margin. The transaction price allocated to the robots is recognized as revenue at a point in time when control is transferred and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of October 2, 2021 and January 2, 2021 was $17.8 million and $11.5 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of October 2, 2021, the Company has reserves for product returns of $54.9 million and other credits and incentives of $75.3 million. As of January 2, 2021, the Company had reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. Revenue recognized during the three and nine months ended October 2, 2021 and September 26, 2020 related to performance obligations satisfied in a prior period was not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	$216,542	$206,276	$528,138	$428,389
EMEA	132,130	114,477	339,918	252,184
Japan	66,823	65,490	154,652	136,215
Other	25,187	26,902	86,831	68,775
Total revenue	$440,682	$413,145	$1,109,539	$885,563
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	October 2, 2021	January 2, 2021
Accounts receivable, net	$240,722	$170,526
Contract liabilities	21,001	17,700
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended October 2, 2021 and September 26, 2020, the Company recognized $6.6 million and $1.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended October 2, 2021 and September 26, 2020, the Company recognized $10.5 million and $4.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At October 2, 2021, the Company's weighted average discount rate was 3.58%, while the weighted average remaining lease term was 7.79 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$2,181	$2,287	$6,315	$6,932
Variable lease cost	837	823	2,765	2,827
Total lease cost	$3,018	$3,110	$9,080	$9,759
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,150	$2,750	$6,529	$7,516
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$744	$—	$2,310
Maturities of operating lease liabilities were as follows as of October 2, 2021 (in thousands):

Remainder of 2021	$1,598
2022	8,561
2023	7,627
2024	6,571
2025	6,600
Thereafter	28,525
Total minimum lease payments	$59,482
Less: imputed interest	7,985
Present value of future minimum lease payments	$51,497
Less: current portion of operating lease liabilities (Note 6)	6,291
Long-term lease liabilities	$45,206

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the nine months ended October 2, 2021 (in thousands):

	Goodwill	Intangible assets
Balance as of January 2, 2021	$125,872	$9,902
Amortization	—	(1,336)
Effect of foreign currency translation	(3,963)	(218)
Balance as of October 2, 2021	$121,909	$8,348

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	October 2, 2021	January 2, 2021
Accrued manufacturing and logistics cost	$28,967	$20,093
Accrued warranty	28,061	24,392
Accrued compensation and benefits	17,471	17,635
Accrued income taxes	10,777	3,806
Accrued bonus	8,617	31,523
Current portion of operating lease liabilities	6,291	6,315
Accrued sales and other indirect taxes payable	5,343	15,480
Derivative liability	3,799	4,268
Accrued other	21,632	7,876
	$130,958	$131,388

7. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At October 2, 2021 and January 2, 2021, the Company had outstanding cash flow hedges with a total notional value of $381.5 million and $431.9 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At October 2, 2021 and January 2, 2021, the Company had outstanding foreign currency economic hedges with a total notional value of $299.1 million and $192.2 million, respectively.
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
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	October 2, 2021	January 2, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,658	$261
Foreign currency forward contracts	Other assets	2,931	—
Foreign currency forward contracts	Accrued expenses	3,171	2,176
Forward sale contract	Other current assets	—	3,904
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$3,258	$362
Foreign currency forward contracts	Other assets	5,639	679
Foreign currency forward contracts	Accrued expenses	628	2,092
Foreign currency forward contracts	Long-term liabilities	591	8,554

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Losses associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Loss recognized in income	Other income, net	$(1,606)	$(2,232)	$(11,229)	$(3,475)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency forward contracts	$6,851	$(11,230)	$23,959	$(7,177)
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$440,682	$413,145	$1,109,539	$885,563

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$1,161	$993	$1,878	$4,711

8. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of October 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$95,501	$—	$—
Marketable equity securities, $23,286 at cost (2)	29,909	—	—
Derivative instruments (Note 7)	—	17,486	—
Total assets measured at fair value	$125,410	$17,486	$—

Liabilities:
Derivative instruments (Note 7)	$—	$4,390	$—
Total liabilities measured at fair value	$—	$4,390	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of January 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$47,529	$—	$—
Marketable equity securities, $46,578 at cost	47,576	—	—
Corporate and government bonds, $3,498 at cost	—	3,505	—
Derivative instruments (Note 7)	—	5,206	—
Total assets measured at fair value	$95,105	$8,711	$—

Liabilities:
Derivative instruments (Note 7)	$—	$12,822	$—
Total liabilities measured at fair value	$—	$12,822	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(2)The related unrealized gain recorded in other income, net was $6.6 million for the three months ended October 2, 2021. Marketable equity securities are included in short term investments on the consolidated balance sheet.

9. Stockholders' Equity
Share Repurchase Activity
The Company's Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 5, 2021 which was extended until March 31, 2022. As of October 2, 2021, $25.0 million remained available for further repurchase under the program.
On August 2, 2021, the Company entered into an accelerated share repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which the Company paid $100.0 million and received an aggregate initial share delivery of 943,285 shares of its common stock, which were immediately retired. In September 2021, Wells Fargo delivered an additional 254,933 shares of the Company's common stock to complete settlement of the ASR agreement. Under this agreement, the Company repurchased a total of 1,198,218 shares of its common stock at an average price of $83.46, totaling $100.0 million during the three months ended October 2, 2021. The final number of shares repurchased was based on the volume-weighted average price of its common stock over the duration of the ASR agreement, less a discount.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2021 and January 2, 2021, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$24,718	$13,769	$24,392	$13,856
Provision	10,913	5,525	31,334	13,395
Warranty usage	(7,570)	(4,633)	(27,665)	(12,590)
Balance at end of period	$28,061	$14,661	$28,061	$14,661

11. Income Taxes
The Company recorded an income tax expense of $9.9 million and $30.0 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The $9.9 million income tax expense for the three months ended October 2, 2021 resulted in an effective income tax rate of  14.7%. The $30.0 million income tax expense for the three months ended September 26, 2020 resulted in an effective tax rate of 24.3%. The decrease in the effective income tax rate was primarily due to the greater impact of tax benefits, such as the research and development tax credit, on a lower pretax income base.
The Company's 14.7% effective rate of income tax expense for the three months ended October 2, 2021 was lower than the federal statutory tax rate of 21% primarily because of the impact of tax benefit from foreign derived intangible income ("FDII") and research and development tax credits.
The Company recorded an income tax expense of $8.1 million and $39.2 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The $8.1 million income tax expense for the nine months ended October 2, 2021 resulted in an effective tax rate of 11.5%.  The $39.2 million income tax expense for the nine months ended September 26, 2020 resulted in an effective tax rate of 22.6%. The decrease in the effective income tax rate was primarily due to the recognition of discrete tax benefits related to stock-based compensation as well as the greater impact of tax benefits, such as the research and development income credit, on a lower pretax income base.
The Company's effective income tax rate of 11.5% for the nine months ended October 2, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of discrete tax benefits related to stock-based compensation as well as the impact of tax benefits from FDII and research and development tax credits.
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
Significant Customers
For each of the three months ended October 2, 2021 and September 26, 2020, the Company generated 26.6% of total revenue from one of its retailers.
For the nine months ended October 2, 2021 and September 26, 2020, the Company generated 25.9% and 26.4% of total revenue, respectively, from one of its retailers.

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

Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. Our consumer robots help people find smarter ways to clean and accomplish more in their daily lives. iRobot's portfolio of floor cleaning robots features proprietary technologies for the connected home and advanced concepts in cleaning, robot-based artificial intelligence, mapping and navigation, machine vision, home understanding, human-robot interaction and physical solutions. Leveraging this portfolio, our engineers are building an ecosystem of robots to help realize the smart home’s potential. For more than 30 years, we have been a pioneer and leader in consumer robotics, robotic floor care and robotic artificial intelligence.
As of October 2, 2021, we had 1,343 full-time employees. Since our founding in 1990, we have developed expertise in the disciplines necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs and risks associated with product development. These capabilities are amplified by the integration of a range of software-centric capabilities spanning artificial intelligence, home understanding and machine vision technologies that further improve cleaning performance and help personalize the cleaning experience, enabling customers to have greater control over where, when and how our robots clean. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to capitalize on the anticipated growth in the market for robot-based consumer products.
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled us to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. Effective January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. For the three and nine months ended October 2, 2021, the incremental Section 301 tariff cost was $14.1 million and $29.2 million, respectively. We expect this incremental cost will continue to impact our gross profit for the remainder of fiscal 2021. To diversify our manufacturing and help offset the adverse financial impact on our business of the 25% Section 301 tariff, we are focused on scaling the manufacture of our products in Malaysia. We commenced production of our products in Malaysia in late 2019 and we remain on track to have Malaysia manufacturing at scale by the end of 2021.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: 1) differentiating the iRobot experience; 2) building strong relationships with the consumer; and 3) nurturing the lifetime value of our customer relationships.
We strive to differentiate the iRobot experience through the ongoing innovation of our existing product offerings and by bringing new products and services to market. During the first quarter of 2021, we enhanced the iRobot Genius Home Intelligence Platform ("Genius"), a powerful AI-based robot platform that gives users greater personalization and control over their cleaning robots. In September 2021, we introduced the latest upgrade to the Genius platform and launched our Roomba j7 Series robots featuring PrecisionVision Navigation technology in the U.S. and EMEA. Roomba j7 Series robots, powered by

Genius, learn how to navigate the home, understand the owner's cleaning preferences and even recognize and avoid specific objects. The Roomba j7 Series with Genius provides greater levels of personalization, object detection and avoidance, new home automations and the ability to get smarter over time as it learns the home environment through the AI capabilities within Genius and receives over-the-air updates, allowing the robot to deliver a more intuitive cleaning experience.
To continue building strong relationships with our consumers worldwide, we are focused on enhancing all aspects of the consumer experience, including investing in our digital marketing and e-commerce capabilities. At the end of the third quarter of 2021, our connected customer base grew 60% from the same period one year ago to 12.5 million customers who have opted in to our digital communications.
We also continued to make important progress in nurturing the lifetime value of our customer relationships. In early April 2021, we introduced our new iRobot H1 handheld vacuum, enabling customers to purchase a complementary vacuum to clean in areas that our Roomba or Braava robots are typically unable to reach. In addition, we are now offering extended warranty plans to customers who purchase our products directly from us. During the third quarter of 2021, the Roomba j7+ joined the Roomba i7+ as one of two Roomba robots available for customers to choose when they join iRobot Select, a subscription-based membership program in which members may pay an initiation fee and a recurring monthly fee to use their robot along with dedicated customer support, automatic accessory replacement services, premium protection services and eligibility for robot upgrades every three years. Since the start of the pandemic over 18 months ago, more consumers are buying our products online. Our direct-to-consumer, or DTC, sales were $39.7 million and $119.7 million, 9.0% and 10.8% of total revenue, for the three and nine months ended October 2, 2021, respectively. DTC sales grew 13.0% and 45.2% during the three and nine months ended October 2, 2021, respectively, compared to the same periods a year ago. We continue to invest in initiatives aimed at increasing the frequency and range of products, services and accessories that customers purchase directly from us.
In addition to the pandemic's positive impact on accelerating demand for a wide range of consumer products including ours, it has also stressed the global supply chain involved in manufacturing these products. More specifically, semiconductor chip suppliers have been unable to keep pace with demand, the cost of raw materials such as resins has risen meaningfully along with oceanic transport and air freight costs. In addition to higher costs, it is also taking longer to transport products, regardless of the mode of transportation. We are taking a range of actions to manage through these supply chain challenges, from entering into longer-term supply agreements, qualifying new suppliers and leveraging our relationships with our contract manufacturers to efficiently export our products. During the third quarter of 2021, ocean transportation and air freight costs rose even higher than anticipated. We expect the higher transportation costs to remain elevated through at least the first three quarters of next year. We will continue to assess and implement measures to mitigate resulting adverse impacts on our operations and financial results.

Key Financial Metrics
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. A summary of key metrics for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$440,682	$413,145	$1,109,539	$885,563

Non-GAAP Gross Profit	$162,993	$199,397	$426,008	$417,636
Non-GAAP Gross Margin	37.0%	48.3%	38.4%	47.2%

Non-GAAP Operating Income	$47,981	$93,125	$71,885	$119,255
Non-GAAP Operating Margin	10.9%	22.5%	6.5%	13.5%

Total robot units shipped (in thousands)	1,543	1,538	3,945	3,301
Average gross selling prices for robot units	$322	$312	$322	$311

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
The following table reconciles gross profit, operating income, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands, other than per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
GAAP Gross Profit	$162,754	$198,841	$424,674	$454,808
Amortization of acquired intangible assets	225	225	675	1,695
Stock-based compensation	284	331	929	1,150
Tariff refunds	(270)	—	(270)	(40,017)
Non-GAAP Gross Profit	$162,993	$199,397	$426,008	$417,636
Non-GAAP Gross Margin	37.0%	48.3%	38.4%	47.2%

GAAP Operating Income	$40,498	$80,994	$43,845	$131,052
Amortization of acquired intangible assets	476	481	1,336	2,459
Stock-based compensation	2,073	9,843	16,195	20,904
Tariff refunds	(270)	—	(270)	(40,017)
Net merger, acquisition and divestiture expense (income)	635	—	1,274	(566)
IP litigation expense, net	4,569	1,607	9,292	3,360
Restructuring and other	—	200	213	2,063
Non-GAAP Operating Income	$47,981	$93,125	$71,885	$119,255
Non-GAAP Operating Margin	10.9%	22.5%	6.5%	13.5%

GAAP Net Income	$57,216	$93,252	$61,901	$133,733
Amortization of acquired intangible assets	476	481	1,336	2,459
Stock-based compensation	2,073	9,843	16,195	20,904
Tariff refunds	(270)	—	(270)	(40,017)
Net merger, acquisition and divestiture expense (income)	635	—	1,274	(1,241)
IP litigation expense, net	4,569	1,607	9,292	3,360
Restructuring and other	—	200	213	2,063
Gain on strategic investments	(27,141)	(43,480)	(26,929)	(43,567)
Income tax effect	8,749	11,829	3,066	16,730
Non-GAAP Net Income	$46,307	$73,732	$66,078	$94,424

GAAP Net Income Per Diluted Share	$2.06	$3.27	$2.17	$4.69
Dilutive effect of non-GAAP adjustments	(0.39)	(0.69)	0.15	(1.38)
Non-GAAP Net Income Per Diluted Share	$1.67	$2.58	$2.32	$3.31

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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	63.0	51.8	61.6	48.5
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total cost of revenue	63.1	51.9	61.7	48.6
Gross profit	36.9	48.1	38.3	51.4
Operating expenses:
Research and development	9.1	9.3	10.9	12.6
Selling and marketing	13.4	12.2	16.8	15.4
General and administrative	5.1	6.9	6.5	8.5
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	27.7	28.5	34.3	36.6
Operating income	9.2	19.6	4.0	14.8
Other income, net	6.0	10.2	2.3	4.7
Income before income taxes	15.2	29.8	6.3	19.5
Income tax expense	2.2	7.2	0.7	4.4
Net income	13.0%	22.6%	5.6%	15.1%
Comparison of Three and Nine Months Ended October 2, 2021 and September 26, 2020
Revenue

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
		(Dollars in thousands)				(Dollars in thousands)
Revenue	$440,682	$413,145	$27,537	6.7%	$1,109,539	$885,563	$223,976	25.3%
Revenue for the three months ended October 2, 2021 increased $27.5 million to $440.7 million, or 6.7%, from $413.1 million for the three months ended September 26, 2020. The $27.5 million increase in revenue was partially driven by 14.4% growth in sales of our mid and premium tier floor cleaning robots, which contributed to a 3.2% increase in gross average selling price for the three months ended October 2, 2021 compared to the three months ended September 26, 2020. In the three months ended October 2, 2021, international revenue increased $17.3 million, or 8.3%, which primarily reflected 15.4% growth in EMEA and a 2.0% increase in Japan, while domestic revenue increased $10.3 million, or 5.0%. Our DTC revenue growth of 13.0% to $39.7 million, or 9.0% of total revenue, reflected continued expansion of this channel as we invested in enhancing the online buying experience and upgrading our digital marketing capabilities.
Revenue for the nine months ended October 2, 2021 increased $224.0 million to $1,109.5 million, or 25.3%, compared to $885.6 million for the nine months ended September 26, 2020. The $224.0 million increase in revenue was primarily attributable to a 19.5% increase in units shipped and a 3.5% increase in gross average selling price for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020. The increase in gross average selling price was primarily driven by a 33.7% growth in sales of our mid and premium tier floor cleaning robots. In the nine months ended October 2, 2021, international revenue increased $124.2 million, or 27.2% due primarily to 34.8% growth in EMEA and a 13.5% increase in Japan, while domestic revenue increased $99.7 million, or 23.3%. Our DTC revenue growth of 45.2% to $119.7 million, or 10.8% of total revenue, contributed to these increases.

Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$277,703	$214,079	$63,624	29.7%	$684,190	$429,060	$255,130	59.5%
As a percentage of revenue	63.0%	51.8%			61.6%	48.5%
Cost of product revenue increased to $277.7 million in the three months ended October 2, 2021, compared to $214.1 million in the three months ended September 26, 2020. The $63.6 million increase in cost of product revenue is due to the 6.7% increase in revenue. In addition, cost of product revenue during the three months ended October 2, 2021 included $14.1 million in tariff costs, whereas last year, we did not have any tariff costs as we were granted temporary exclusion from Section 301 List 3 tariffs. The increase in cost of product revenue was also impacted by higher warranty costs and global supply chain challenges associated with increased oceanic transport and air freight expenses and higher raw materials and component costs associated with limited semiconductor chip availability.
Cost of product revenue increased to $684.2 million in the nine months ended October 2, 2021, compared to $429.1 million in the nine months ended September 26, 2020. The $255.1 million increase in cost of product revenue is due to the 25.3% increase in revenue. In addition, cost of product revenue during the nine months ended October 2, 2021 included $29.2 million in tariff costs, whereas last year, we recognized a benefit of $40.0 million from tariff refunds. The increase in cost of product revenue was also impacted by higher warranty costs and global supply chain challenges associated with increased oceanic transport and air freight expenses and higher raw materials and component costs associated with limited semiconductor chip availability.
Gross Profit

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$162,754	$198,841	$(36,087)	(18.1)%	$424,674	$454,808	$(30,134)	(6.6)%
Gross margin	36.9%	48.1%			38.3%	51.4%
Gross margin decreased to 36.9% in the three months ended October 2, 2021, compared to 48.1% in the three months ended September 26, 2020. Gross margin decreased 11.2% driven by Section 301 List 3 tariff costs of $14.1 million included in the three months ended October 2, 2021 compared to no tariff costs during the same period last year. The remainder of the decrease in gross margin was driven by supply chain headwinds with increases in freight and material costs, pricing and promotional activity and higher warranty expense. We expect gross margin pressure to continue over the next few quarters as we anticipate continued elevated costs associated with increased raw materials, oceanic transport and air freight expenses as well as higher component costs associated with limited semiconductor chip availability.
Gross margin decreased to 38.3% in the nine months ended October 2, 2021 compared to 51.4% in the nine months ended September 26, 2020. Gross margin decreased 13.1% driven by Section 301 List 3 tariff costs of $29.2 million included in the nine months ended October 2, 2021, while we recognized a benefit of $40.0 million from tariff refunds during the nine months ended September 26, 2020. The remainder of the decrease in gross margin was mainly driven by supply chain headwinds with increased component costs and transportation fees, pricing and promotional activity and product mix.
Research and Development

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$40,262	$38,613	$1,649	4.3%	$120,859	$111,929	$8,930	8.0%
As a percentage of revenue	9.1%	9.3%			10.9%	12.6%
Research and development expenses increased $1.6 million, or 4.3%, to $40.3 million (9.1% of revenue) in the three months ended October 2, 2021 from $38.6 million (9.3% of revenue) in the three months ended September 26, 2020. This increase is primarily due to a $2.8 million increase in program-related costs and $3.8 million higher people-related costs associated with additional headcount. These increases were offset by lower short-term incentive compensation cost of $4.5 million resulting from changes in assessments driven by supply chain challenges as further discussed elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses increased $8.9 million, or 8.0%, to $120.9 million (10.9% of revenue) in the nine months ended October 2, 2021 from $111.9 million (12.6% of revenue) in the nine months ended September 26, 2020. This increase is primarily due to a $7.7 million increase in program-related costs and a $7.0 million increase in people-related costs associated with additional headcount offset by lower short-term incentive compensation of $5.2 million resulting from changes in assessments driven by supply chain challenges as further discussed elsewhere in this Quarterly Report on Form 10-Q.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$59,055	$50,488	$8,567	17.0%	$186,722	$136,144	$50,578	37.2%
As a percentage of revenue	13.4%	12.2%			16.8%	15.4%
Selling and marketing expenses increased $8.6 million, or 17.0%, to $59.1 million (13.4% of revenue) in the three months ended October 2, 2021 from $50.5 million (12.2% of revenue) in the three months ended September 26, 2020. This increase was primarily attributable to higher marketing spend of $5.9 million associated with increased use of working media to support our new launches and drive sales growth, $4.0 million increase in people-related costs associated with additional headcount as well as $2.0 million higher technology related cost including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities. These increases were offset by lower short-term incentive compensation of $2.2 million resulting from changes in assessments driven by supply chain challenges as further discussed elsewhere in this Quarterly Report on Form 10-Q.
Selling and marketing expenses increased $50.6 million, or 37.2%, to $186.7 million (16.8% of revenue) in the nine months ended October 2, 2021 from $136.1 million (15.4% of revenue) in the nine months ended September 26, 2020. This increase was primarily attributable to higher marketing spend of $35.2 million associated with increased used of working media to drive sales growth and new launches, $10.0 million higher people-related costs associated with additional headcount as well as $5.7 million higher technology related cost including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities. These increases were offset by lower short-term incentive compensation of $2.5 million resulting from changes in assessments driven by supply chain challenges as further discussed elsewhere in this Quarterly Report on Form 10-Q.
General and Administrative

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$22,688	$28,490	$(5,802)	(20.4)%	$72,587	$74,919	$(2,332)	(3.1)%
As a percentage of revenue	5.1%	6.9%			6.5%	8.5%
General and administrative expenses decreased $5.8 million, or 20.4%, to $22.7 million (5.1% of revenue) in the three months ended October 2, 2021 from $28.5 million (6.9% of revenue) in the three months ended September 26, 2020. This decrease is primarily due to lower vesting expectations related to our performance-based stock-based compensation and lower short-term incentive compensation cost of $11.3 million resulting from changes in assessments driven by the supply chain challenges discussed elsewhere in this Quarterly Report on Form 10-Q. This decrease is offset by increases in legal fees of $3.5 million driven by higher intellectual property litigation costs, people-related costs of $1.2 million associated with additional headcount as well as higher consulting services costs of $1.1 million.
General and administrative expenses decreased $2.3 million, or 3.1%, to $72.6 million (6.5% of revenue) in the nine months ended October 2, 2021 from $74.9 million (8.5% of revenue) in the nine months ended September 26, 2020. This decrease is primarily due to lower vesting expectations related to our performance-based stock-based compensation and lower short-term incentive compensation cost of $9.6 million from changes in assessments driven by the supply chain challenges discussed elsewhere in this Quarterly Report on Form 10-Q. We also saw a decrease in allowance for credit loss of $7.6 million. These decreases were offset by an increase in legal fees of $6.5 million driven by higher intellectual property litigation costs, an increase in people-related cost of $4.3 million associated with additional headcount, and higher consulting services cost of $1.6 million. During the nine months ended October 2, 2021, the allowance for credit loss decreased $2.1 million as a result of improved financial conditions and credit rating for certain customer accounts. During the nine months ended September 26, 2020, the allowance for credit loss increased by $5.5 million due to concerns about certain customers' ability to successfully navigate the pandemic.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$225	$225	$—	—%	$675	$1,695	$(1,020)	(60.2)%
Operating expense	251	256	(5)	(2.0)%	661	764	(103)	(13.5)%
Total amortization expense	$476	$481	$(5)	(1.0)%	$1,336	$2,459	$(1,123)	(45.7)%
As a percentage of revenue	0.1%	0.1%			0.1%	0.3%
The decrease in amortization of acquired intangible assets in the nine months ended October 2, 2021 as compared to the nine months ended September 26, 2020, was primarily related to the acquired technology intangible asset that was fully amortized in the second quarter of 2020.
Other Income, Net

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other income, net	$26,585	$42,240	$(15,655)	(37.1)%	$26,139	$41,837	$(15,698)	(37.5)%
As a percentage of revenue	6.0%	10.2%			2.3%	4.7%
During the three and nine months ended October 2, 2021, other income, net primarily consists of a gain of $20.3 million associated with our Matterport investment when Matterport completed a merger and we received shares in MTTR, and a gain of $6.7 million associated with marking the shares to fair value. During the three and nine months ended September 26, 2020, other income, net primarily consists of a gain of $43.5 million associated with our InTouch Health investment when Teladoc Health, Inc., or Teladoc, acquired InTouch Health and exchanged our shares of InTouch Health for shares of Teladoc during the third quarter of 2020.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Dollar Change	Percent Change	October 2, 2021	September 26, 2020	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$9,867	$29,982	$(20,115)	(67.1)%	$8,083	$39,156	$(31,073)	(79.4)%
Effective income tax rate	14.7%	24.3%			11.5%	22.6%
We recorded an income tax expense of $9.9 million and $30.0 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The $9.9 million income tax expense for the three months ended October 2, 2021 resulted in an effective income tax rate of 14.7%. The $30.0 million income tax expense for the three months ended September 26, 2020 resulted in an effective income tax rate of 24.3%. The decrease in effective tax rate was primarily due to the greater impact of tax benefits, such as the research and development tax credit, on a lower pretax income base.

Our 14.7% effective rate of income tax expense for the three months ended October 2, 2021 was lower than the federal statutory tax rate of 21% primarily because of the impact of tax benefits from foreign derived intangible income ("FDII") and research and development tax credits.
We recorded an income tax expense of $8.1 million and $39.2 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The $8.1 million income tax expense for the nine months ended October 2, 2021 resulted in an effective income tax rate of 11.5%. The $39.2 million income tax expense for the nine months ended September 26, 2020 resulted in an effective income tax rate of 22.6%. The decrease in the effective income tax rate was primarily due to the recognition of discrete tax benefits related to stock-based compensation as well as the greater impact of tax benefits, such as the research and development income credit, on a lower pretax income base.
Our effective income tax rate of 11.5% for the nine months ended October 2, 2021 differed from the federal statutory tax rate of 21% primarily due to the recognition of a discrete tax benefits related to stock-based compensation as well as the impact of tax benefits from FDII and research and development tax credits.
The effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the geographic mix and timing of our actual earnings or losses versus annual projections.

Liquidity and Capital Resources
At October 2, 2021, our principal sources of liquidity were cash and cash equivalents totaling $218.0 million. Our working capital was $487.3 million as of October 2, 2021, compared to $573.7 million as of January 2, 2021.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, although we invest periodically in upgrading these facilities, a portion of which investment will be reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the three months ended October 2, 2021 and September 26, 2020, we spent $25.3 million and $25.0 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the nine months ended October 2, 2021 was $90.8 million, of which the principal components were the cash outflow of $162.2 million from change in working capital, partially offset by our net income of $61.9 million and non-cash charges of $9.6 million. The change in working capital was driven by increases in inventory of $174.0 million and accounts receivable of $71.4 million. This was partially offset by an increase in accounts payable and accrued liabilities of $89.0 million.
Cash provided by investing activities
Net cash provided by investing activities for the nine months ended October 2, 2021 was $29.0 million. During the nine months ended October 2, 2021, we received $64.0 million from the sales and maturities of our investments while we paid $9.6 million for the purchases of investments. We invested $25.3 million in the purchase of property and equipment, including machinery and tooling for new products and manufacturing expansion in Malaysia.
Cash used in financing activities
Net cash used in financing activities for the nine months ended October 2, 2021 was $150.0 million, which primarily reflects the repurchase of 1,198,218 shares of our common stock for $100.0 million under an accelerated share repurchase agreement during the three months ended October 2, 2021, and the repurchase of 446,954 shares of our common stock for $50.0 million under the stock repurchase program during the second quarter of 2021.

Working Capital Facilities
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of October 2, 2021, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event that LIBOR is discontinued as expected in 2023, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of October 2, 2021, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of October 2, 2021, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of October 2, 2021, we had no outstanding balance under the guarantee line of credit.
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

Share Repurchases
Our Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 5, 2021 which was extended until March 31, 2022. As of October 2, 2021, $25.0 million remained available for further repurchase under the program.
On August 2, 2021, we entered into an accelerated share repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which we paid $100.0 million and received an aggregate initial share delivery of 943,285 shares of our common stock, which were immediately retired. In September 2021, Wells Fargo delivered an additional 254,933 shares of our common stock to complete settlement of the ASR agreement. Under this agreement, we repurchased a total of 1,198,218 shares of our common stock at an average price of $83.46, totaling $100.0 million during the three months ended October 2, 2021. The final number of shares repurchased was based on the volume-weighted average price of our common stock over the duration of the ASR agreement, less a discount.
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
At October 2, 2021, we had outstanding purchase orders aggregating approximately $494.8 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are generally cancellable without penalty. In circumstances where we have determined that we have financial exposure associated with any of these commitments, we record a liability in the period in which that exposure is identified.
Off-Balance Sheet Arrangements
As of October 2, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. At October 2, 2021 and January 2, 2021, we had outstanding cash flow hedges with a total notional value of $381.5 million and $431.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At October 2, 2021 and January 2, 2021, we had outstanding economic hedges with a total notional value of $299.1 million and $192.2 million, respectively.
At October 2, 2021, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $42.1 million.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2021, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 2, 2021, as supplemented by the Risk Factors described in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, other than as set forth below:
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
On October 4, 2021, the USTR announced its decision to establish a new process for importers to apply for exclusions from Section 301 tariffs in 549 product categories, including robotic vacuum cleaners. Beginning October 12, 2021, the USTR started accepting comments on whether or not reinstating certain tariff exclusions will impact or result in severe economic harm to companies or other interests of the United States. The USTR will accept comments through December 1, 2021. We have submitted comments prior to the deadline. However, the timing for action by the USTR is uncertain. Therefore, we cannot say definitively when, or even if, iRobot will be granted additional tariff relief on our products still manufactured in China, nor can we guarantee the terms upon which any tariff relief ultimately may be granted.
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
Surges in demand impacting the cost and availability of transportation have had, and we expect will continue to have, an adverse impact on our business, financial condition and results of operations.
Surges in demand related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. To the extent that transportation costs and interruptions continue, we may face increased pressure on gross margins, product delivery delays and an inability to fulfill orders for our products.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our repurchases of our common stock during the three months ended October 2, 2021:

	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal month beginning July 4, 2021 and ended July 31, 2021	—	$—	—	$125,000,000
Fiscal month beginning August 1, 2021 and ended August 28, 2021	943,285	83.46	943,285	46,000,000
Fiscal month beginning August 29, 2021 and ended October 2, 2021	254,933	83.46	254,933	25,000,000
Total	1,198,218	$83.46	1,198,218	$25,000,000
 __________________________
(1)     Consists of shares of our common stock. All repurchases were made in open market transactions and pursuant to our previously-announced stock repurchase program as further discussed below and elsewhere in this Quarterly Report on Form 10-Q.
(2)    As previously disclosed on March 10, 2020, our Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases through September 2021. Our Board of Directors modified the existing stock repurchase program for the remaining $125.0 million to permit an accelerated share repurchase ("ASR") transaction and extended the authorization until March 31, 2022. On August 2, 2021, we entered into an ASR agreement with Wells Fargo Bank, National Association ("Wells Fargo") to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the ASR agreement, we paid Wells Fargo $100.0 million in August 2021 and received an initial delivery of 943,285 shares of our common stock. In September 2021, we received an additional 254,933 shares upon settlement. The calculation of the average price per share for the period July 4, 2021 to October 2, 2021 in the table above is based solely on the result of dividing the $100.0 million we paid towards the ASR by the total shares received under the plan of 1,198,218.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Accelerated Share Repurchase Agreement by and between the Registrant and Wells Fargo, National Association, dated August 2, 2021

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 4, 2021	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)