Form 10-K
period 2022-01-01
IROBOT CORP
filed 2022-02-15
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $2.5 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on July 2, 2021, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 28, 2022, there were 27,028,927 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 1, 2022. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended January 1, 2022

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development, launches and manufacturing, ability to address consumer needs, expansion of our addressable market and connected consumer base, factors for differentiation of our products, our competition, our market position, market acceptance of our products, seasonal factors, the impact of promotional activity and tariffs, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, availability of semiconductor chips, strategic alliances and product integration plans are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report. Also, these forward-looking statements speak only as of the date of this Annual Report, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.
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
Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. With over 30 years of artificial intelligence ("AI") and advanced robotics experience, we are focused on building thoughtful robots and developing intelligent home innovations that help make life better for millions of people around the world. iRobot's portfolio of home robots and smart home devices features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, we plan to add new capabilities and expand our offerings to help consumers make their homes easier to maintain, more efficient, more secure and healthier places to live.
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by our Genius Home Intelligence ("Genius") platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations that further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within Genius will support our ability to build out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
2021 Highlights
Our total revenue for 2021 was $1,565.0 million, which represents a 9.4% increase from revenue of $1,430.4 million for 2020. Domestic revenue grew $9.5 million, or 1.3%, and international revenue increased by $125.1 million, or 18.2%.
Since the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold more than 40 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. In 2021, iRobot generated annual revenue of $1.565 billion while navigating very challenging market conditions as the COVID-19 pandemic continued to impact all aspects of our business consistent with its effect across many industries. Most notably, we have faced supply chain challenges that have limited our ability to increase production to fulfill demand for our products and that resulted in higher costs to produce and ship our products. Our commitment to innovation and funding critical research and development projects continued to yield tangible results through new product launches, and new and enhanced product features and functionality:
•We launched two major upgrades of our Genius Home Intelligence platform that delivered a wider range of features and functionality to provide users with greater control for where, when and how our Roomba and Braava robots clean.

These enhancements also enabled tighter integration between our products and other smart home devices, and the ability for consumers to seamlessly transfer maps to new iRobot robots added into the home.
•We launched the Roomba j7 Series, our first Roomba designed specifically to leverage our Genius platform and our first Roomba with the ability to identify objects. Powered by Genius and featuring PrecisionVision Navigation technology, the Roomba j7 can detect, identify and avoid an expanding range of objects. We also launched the Roomba i1 Series, a lower-cost RVC that was initially sold at select retailers.
•We introduced the iRobot H1 handheld vacuum, a premium portable vacuum for cleaning hard-to-reach areas.
In November 2021, we acquired Aeris Cleantec AG ("Aeris"), a fast-growing provider of premium air purifiers. The addition of Aeris helps expand iRobot’s total addressable market with a portfolio of air purifiers that we believe are differentiated by their sophisticated design, quality craftmanship, HEPA filtration, state-of-the-art engineering and software intelligence. Other 2021 highlights included our efforts to mitigate semiconductor chip shortages that constrained production of our floor cleaning robots and address a range of supply chain challenges that resulted in higher-than-expected costs for components, raw materials and transportation. We also continued our process expanding production in Malaysia. To support the growth of our direct-to-consumer sales channel, we continued to invest in improving the online buying experience on our digital properties and enhancing our marketing systems and tools to improve our efficiency and effectiveness in targeting our connected customers. We also continued to test, refine and expand robot-related subscription services for consumers in the United States, Japan and Europe.
Strategy
Our strategy to drive sustainable, profitable growth over the long term is focused on four concepts: innovate, get, keep and grow – all of which is enabled by our talent, operational excellence and an expansive range of data and insights about our products and the consumers who purchase them.
•Innovate: We are focused on maintaining our RVC category leadership and further diversifying our product portfolio into adjacent categories by continuing to fund innovation. Our investments in research and development support ongoing advances in our Genius platform by leveraging our extensive AI, home understanding and machine vision capabilities as well as developments that further enhance the design and performance of our hardware. We believe that software intelligence will be increasingly critical for differentiating our floor cleaning robots and other home innovations.
•Get: We ended 2021 with approximately 14.0 million connected customers who have opted into communications with us either through our Home App, email or both. As we move forward, we believe that our extensive network of retailers and distributors around the world will remain critical in enabling us to continue expanding our connected customer base.
•Keep: It is important that our customers are happy with the performance of our products and use them consistently. We believe that a highly satisfied iRobot customer is more likely to recommend our products to others and purchase more products and accessories directly from us over the course of their ownership. Accordingly, we plan to invest in features and functionality aimed at elevating the iRobot experience as well as in our customer care organization.
•Grow: An important element in our plan to drive profitable growth over the long term is increasing revenue from our existing customers. To motivate more customers to purchase our products and services more frequently directly from us, we continue to invest in enhancing the online buying experience on our website and through our Home App as well as by implementing marketing systems and tools designed to enable us to target the right customers at the right time with the right promotions. Product diversification is also strategically important to expanding existing customer revenue. Accordingly, we plan to continue to pursue organic product development, partnerships and acquisitions that will enable us to expand our offerings and upsell and cross-sell them to our connected customers.
Technology
Since the Roomba’s introduction in 2002, we have continuously pursued innovation and introduced a wide of range of powerful features and functionality that have been favorably received by customers, helped extend our consumer robot technology and category leadership, and have further expanded our product portfolio. Over the past several years, we have focused on research and development initiatives that elevate the iRobot experience by advancing overall cleaning efficacy and performance, increasing the autonomy of our products and enabling personalized control over how, when and where our robots clean. We believe that our products will continue to be increasingly differentiated by their software intelligence and are investing in our Genius platform accordingly. By leveraging our robust connectivity and cloud infrastructure through Amazon Web Services and the ever-increasing processing power in our robots, we have built a Home Knowledge Cloud that can quickly and cost-effectively support over-the-air delivery of new digital features and enhanced functionality for customers globally. This infrastructure also allows us to collect valuable performance data that helps us identify and remedy product performance issues, improve the effectiveness of our support teams, and inform our short-term and long-term product roadmaps.
Our development roadmaps are shaped by our product management teams, interactions between customers and our support teams, a wide range of consumer studies and surveys, as well as analysis of extensive performance data of our robots in the field as discussed above. We believe that our Genius platform will continue to play a key role in our ability to consistently deliver new features and functionality in our floor cleaning robots and other home innovations. We also plan to continue leveraging recent and ongoing investments in a range of technologies and interfaces, including artificial intelligence, home understanding and machine vision, that further improve cleaning efficacy, make our products easier to use and perform better, increase the trust that the user places in our products to successfully complete their missions, and tightly integrate our products into the lifestyles of our users.
Products & Services
We sell various products designed to empower people to do more in and around their homes. We believe our home floor cleaning robots deliver compelling and unique value to customers by providing a better way to clean that frees people from repetitive, time consuming home cleaning tasks. To ensure the continued adoption of our robots, we plan to continue to invest in the digital, data and physical products necessary to further improve the robots' cleaning efficacy, deliver the requisite autonomy to complete missions without requiring user intervention, and offer personalized control over cleaning so that the robots fit seamlessly into the lifestyle of their owners. We also have taken and will continue to take steps aimed at diversifying our product portfolio, which we believe will help us increase our total addressable market, leverage our Genius platform to support a larger ecosystem of robotic and smart home offerings, and drive profitable growth over the long term. We also continue to market subscription services for our robotic floor cleaning robots, which provide subscribers with several important benefits: a lower initial out-of-pocket expense; an affordable monthly recurring membership fee for continued use of the product; dedicated customer care; accessories on demand; and extended warranty coverage.
Our products and services consist of the following offerings:
Home Maintenance Products: Floor Care Robots
•Roomba – We currently offer multiple Roomba floor vacuuming robots at suggested retail price points ranging from approximately $275 to $1,099 based upon features and performance characteristics. Our WiFi-connected Roomba robots are powered by our Genius platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, provide recommendations to further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple robots. To help ensure that our Roomba robots perform optimally, we also sell Roomba accessories and consumables, including the Clean Base® Automatic Dirt Disposal, replacement dirt disposal bags for the Clean Base, filters, brushes and batteries.
•Braava – We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard-surface floors at suggested retail price points ranging from $199 to $450. Our WiFi-connected Braava robots are also powered by our Genius platform. To help ensure that our Braava robots perform optimally, we also sell Braava accessories and consumables, including cleaning solution, washable and disposable mopping pads, replacement tanks and batteries.
•Subscription services: We currently market several different subscription services to customers around the world. In the U.S., our iRobot Select membership program includes a premium Roomba, accessories on demand, a dedicated customer support team and an extended warranty for a monthly fee. We are also in the early stages of piloting our

Smart Care service in the U.S., which provides subscribers with Roomba or Braava accessories as needed for a monthly fee. In Japan, we market our Robot Smart Plans in which the customer pays a monthly fee as part of a three-year commitment to lease either a Roomba or Braava robot. We are also piloting a monthly rental service for certain Roomba or Braava robots through a third-party distribution partner. We also now directly offer extended warranties for our floor care robots including an option to cover accidental damage in the U.S. We expect that over the course of the coming quarters, we will gain additional knowledge and insight that will help us refine our value proposition in each geographic region, improve the overall efficiency and effectiveness of customer acquisition and optimize the customer experience.
Home Maintenance Products: Cleaning Products
•H1 Handheld Vacuum – We currently offer a powerful portable vacuum that was designed to help people clean areas that Roomba cannot easily reach. This product is currently sold directly to consumers via our digital properties at a suggested retail price of $250. We also market accessories for this product including filters, chargers, batteries and an extension kit that converts the H1 into a stick vacuum.
Home Health Products: Air Purifiers
•Aeris Air Purifiers – With the acquisition of Aeris in November 2021, we now market a line of air purifiers under the Aeris brand at suggested retail price points ranging from $499 to $1,299. We also sell filters and fabric covers. During 2022, we plan to rebrand these products under the iRobot brand, start selling these directly on our digital properties and begin integrating elements of our Genius platform technology into the Aeris product portfolio to further differentiate these products.
Home Education Products: Coding Robots
•Root – We offer Root robots designed to help children learn how to code that range in price from $129 to $199. These products help broaden the impact of our STEM efforts and reinforce our commitment to making robotic technology more accessible to educators, students and parents.
•Create 2 – iRobot Create 2, priced at $199, is an affordable, preassembled mobile robot platform that provides an out-of-the-box opportunity for educators, developers and high-school and college-age students to program behaviors, sounds, movements and add additional electronics.
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
We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology. Consistent with our position on customer data privacy, our customer data is not accessible to third parties unless the customer affirmatively opts into the program and acknowledges that this home understanding data will be used in support of these related integrations. We are also advancing technology alliances with other smart home device companies that will help expand the capabilities of our products or enable our respective products to be integrated more tightly and thereby work together more seamlessly. Additionally, we plan to explore opportunities to forge strategic alliances that will enable us to resell complementary third-party products directly to our customers.
Sales and Distribution Channels
We sell our robotic floor care products through distributor and retail sales channels, as well as the online store on our website and through our Home App. We plan to integrate the Aeris air purifier products into our channels as applicable while continuing to support existing business-to-business sales to schools, medical and dental offices and other commercial enterprises. For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, sales to non-U.S. customers accounted for 51.8%, 47.9%, and 50.3% of total revenue, respectively. For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, we generated 21.8%, 22.7% and 21.3% of total revenue, respectively, from one of our retailers.
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

Our retail and distributor networks are our primary distribution channels for our products. Complementing our retail and distributor networks is a growing direct-to-consumer sales channel. For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, direct sales to consumers accounted for 12.0%, 10.5% and 5.8% of total revenue, respectively. We ended 2021 with approximately 14 million connected customers who have opted in to our digital communications, an increase of 44% over the end of 2020.
Customer Service and Support
We also provide ongoing customer service and support, which is critical to the “Keep” element of our strategy. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. With Wi-Fi connectivity implemented across the vast majority of our floor cleaning robots, we can provide customer support directly via the iRobot HOME App, and our customer service representatives can access robot performance information remotely to identify relevant issues and behaviors to more efficiently and effectively troubleshoot and address customer questions and concerns. In addition, this connectivity enables us to provide direct marketing material, and deliver new features and enhanced functionality to robots in the field. Customer care is also an important differentiator in our robots-as-a-service offering. We believe that working closely with members of our subscription services will help elevate the utility of our floor care robots, increase overall customer satisfaction and maximize ongoing member retention.
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
Our marketing strategy is to drive consumer awareness of and interest in iRobot's product portfolio and convert this interest into sales via our retail and direct-to-consumer channels. Our sales and marketing expenses represented 18.5%, 18.6% and 19.1% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. We expect to continue to invest in national advertising across a range of media, direct marketing and public relations to drive consumer demand and further build brand awareness.
Marketing highlights in 2021 included continued progress to upgrade our marketing technology infrastructure and enhance the e-commerce functionality on iRobot.com and our HOME App. We also supported the launches of the iRobot Genius Home Intelligence platform, the j7 Series Roomba in the United States and Europe, and the iRobot H1 handheld vacuum as well as efforts to begin scaling our subscription services in the U.S. and Japan. Additionally, we invested to further elevate the iRobot brand and align it with our “So You Can Human” marketing campaign. Related to these specific initiatives, we have continued to fund critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth, to encourage repeat purchases by existing customers and inspire new customers to buy our products. During 2022, key marketing initiatives include moving into production with our marketing technology systems and tools in key regions around the globe, rebranding and marketing the Aeris air purification products and continuing our efforts to elevate the iRobot brand globally to support continued demand for our offerings.
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

Under our agreements with our contract manufacturers, the manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends and analysis from our sales and product management functions. We believe that we have taken steps to diversify our manufacturing so that overall volumes are relatively well balanced across our multiple contract manufacturers and a substantial majority of volume is dual sourced. We expect our production processes will give us the capacity to produce up to 37,000 robots a day in 2022, helping us to meet demand for peak seasons and provide us with additional greater geographical diversity and flexibility to respond to ever-changing market conditions.
We outsource the manufacturing of our consumer products to multiple contract manufacturers with plants in Southern China and Malaysia. During 2021, we continued to scale production in Malaysia by qualifying additional contract manufacturers. The COVID-19 pandemic has affected and delayed our effort to fully diversify our supply chain into Malaysia during fiscal 2021. In fiscal 2022, we plan to continue to scale and expand production in Malaysia with the goal of having the majority of our U.S. volume produced in Malaysia so that we can substantially reduce our exposure to current U.S. tariffs in 2023, and mitigate the geopolitical risks associated with concentrating production solely in China. We also continue to explore potential expansion of our manufacturing footprint into regions that will help us lower overall supply chain costs.
During 2021, we encountered many supply chain challenges driven primarily by the COVID-19 pandemic consistent with its effect across many industries, including limited availability and rising costs for semiconductor components, higher raw materials costs and increased oceanic and air transportation expenses. We anticipate that higher supply chain costs, particularly those involving oceanic transportation, will continue to impact our business during 2022 and that our access to semiconductor componentry will remain limited through at least the first half of 2022. In addition, port congestion and warehouse labor shortages have caused and are expected to continue causing shipping delays and longer-than-expected shipping times. We are implementing a range of initiatives aimed at improving our supply chain continuity and resiliency, increasing our operational efficiency and effectiveness to help us capitalize on our most promising growth prospects, and enhancing product flexibility, quality and time-to-market.
Research and Development
Our research and development team develops new software and hardware products, as well as improves and enhances our existing software to address customer demands and emerging trends. We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhance and develop new applications for our existing products. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, our research and development expenses were $161.3 million, $156.7 million and $141.6 million, or 10.3%, 11.0% and 11.7% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects, which are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots, including floor cleaning robots, is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations, with an increasing number of competitor companies and products. As the performance, functionality and features of our floor cleaning robots have advanced, we believe that consumers are increasingly willing to consider our products as replacements for their traditional vacuum cleaners and wet floor cleaning products. A number of established companies have developed robots that compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our robot cleaning competitors include consumer electronics and consumer appliance companies such as Samsung, LG, Panasonic, Xiaomi, Cecotec, Hitachi, Electrolux, Midea and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover, and firms primarily focused on robotic cleaning such as Ecovacs, Roborock, Neato and iLife. In addition, several competitors market floor cleaning robots that consolidate both vacuuming and mopping in a single product. We believe that the principal competitive factors in the market for robots include product features, performance for the intended mission, total cost of system operation and overall perceived value, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, brand and reputation.
The market for air purifiers is also highly competitive with an increasing number of competitors and products along with the potential for emerging technologies to disrupt the marketplace. A number of companies offer air purifiers that compete directly with ours, and many of these competitors possess greater financial strength and better access to other resources than we do. Our air purifier competitors include consumer and industrial appliance and electronics companies such as Honeywell, Dyson, Holmes and Levoit, as well as specialized home health companies that focus extensively on air purification with premium products such as Blue Air, Molekule, Alen Air, Austin Air and IQAir. We believe that the principal competitive factors in the market for air purifiers include the ability to improve air quality by removing a wide range of pollutants, measure air quality and other features that provide greater insight into and control over the product’s performance, total cost and overall perceived value, including maintenance and support, ease of use, integration with other connected devices in the home, product quality, reliability, brand and reputation.
Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support, and ability to leverage our Genius platform across our products. We remain committed to funding the enhancement of our products and the development of new products, as well as investing in the various sales, marketing and support activities we believe are necessary to stimulate customer demand and maintain and improve customer satisfaction.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the United States and a number of foreign countries. We currently hold a significant number of patents and have filed numerous additional patent applications. As of January 1, 2022, we held 567 U.S. patents, more than 1,000 foreign patents, additional design registrations, and have more than 450 patent applications pending worldwide. While our U.S. patents began to expire in 2021, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
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
On October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction, and the case is currently stayed pending the outcome of one or more appeals from decisions of the U.S. Patent Trial and Appeal Board. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents related to robotic vacuum cleaners. The trial began in January 2022.
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
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, our second-half consumer product revenue represented 57.3%, 67.0% and 59.0% of our annual consumer product revenue, respectively. We have also experienced higher selling and marketing expenses in the second half of the year compared to the first half of the year due to increased marketing campaigns to support seasonal holiday demand. In fiscal years 2021, 2020 and 2019, our selling and marketing expense in the second half of the year represented 56.0%, 67.7% and 58.9% of our selling and marketing expense for full fiscal year, respectively. We expect that the majority of our revenue and selling and marketing expenses will continue to be generated in the second half of any given fiscal year unless or until we successfully introduce new products that have potential to generate stronger sales during the first half of the year.
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
Human Capital
As of January 1, 2022, we had 1,372 full-time employees. Approximately 30% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.
Culture and Work Environment
Over the past three decades, iRobot has created and amplified a unique culture built on fostering invention, discovery and technological exploration in the pursuit of practical and value-add robot products for the next-generation home. iRobot is committed to attracting and retaining the best and brightest talent, leveraging new perspectives, ideas, skills, languages and cultural backgrounds and providing the resources for individuals to reach their full potential. We’ve assembled a global team of talented, motivated and unique individuals by providing our people with opportunities to make a tangible impact in helping our company thrive while also advancing their careers. In addition, iRobot’s culture is further shaped by an ongoing commitment to the future of Science, Technology, Engineering and Math ("STEM") education. This effort spans our educational robots, a range of complementary educational resources and our STEM outreach program, which is focused on engaging and inspiring students of all ages to learn more about robotics. We communicate regularly with our employees around the world and hold periodic virtual town hall meetings and in-person forums when appropriate to help keep employees informed.
Underpinning our culture is an ongoing commitment to ensuring that our employees, customers and suppliers are treated with dignity and respect. We strive to maintain a workplace that is free from violence, harassment, intimidation and other unsafe or disruptive conditions. Our policy is to provide a safe and healthy workplace and comply with applicable safety and health laws and regulations, as well as internal requirements. Additionally, the safety and health of our employees is of paramount importance to us, particularly as we continue to navigate the direct and indirect challenges associated with the COVID-19 pandemic. Among the many actions taken to support our employees during the pandemic and protect their health and well-being, we have continued to adjust our global travel policies, maintain flexible work from home policies, and implement a wide range of sanitization and cleaning protocols to keep our offices safer. We have also offered special sick leave for employees who have, or whose family have, possible COVID-19 symptoms. During 2022, we plan to require vaccination for those employees with roles that can only be performed in our U.S. offices or for those employees, interns, contractors, partners, service providers, suppliers, and visitors who wish to conduct business in our U.S. offices. In addition, our employees proactively donated time, resources and technology to support healthcare workers on the front lines. We have also supported several COVID-19 relief initiatives, such as donating thousands of masks from our manufacturing facilities to healthcare workers, participating in a project to repurpose Roomba filters for use in personal protective equipment, and releasing numerous free online and offline learning materials for both teachers and students.
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
The iRobot community is built upon the diverse perspectives, beliefs and backgrounds of incredibly talented people from around the world who have all had a hand in shaping who we are as an organization. Strengthening diversity within our global workforce enables iRobot to bring our collective ideas together to invent a future that seamlessly fits the unique, personal and diverse needs of our global consumer base. We have and will continue to take action and hold ourselves accountable to continue to foster equality and diversity on a global scale. Each day we learn from each other, grow and evolve, seeking out new opportunities to strengthen our support for all employees and the communities in which we work. We have taken a number of actions and implemented a range of initiatives to establish an ongoing dialogue with our employees about diversity in the workplace and to help advance inclusivity in our offices.
More Information
Additional information about our efforts to make our company a great place to work, build a career and build an appealing corporate culture that prides itself on diversity and inclusion is available within the Corporate Social Responsibility section of our website as well as within the Careers section of our website.
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Austria, Belgium, China, France, Germany, Hong Kong, Japan, Netherlands, Portugal, Spain, Switzerland and the United Kingdom. Our website address is www.irobot.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.
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
We expect that competition will continue to intensify as additional competitors enter the market and current competitors expand their product lines. Companies competing with us have, and may continue to, introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. Increased competitive pressure has resulted and will continue to result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results.
Many of our competitors have demonstrated an ability to rapidly replicate new features and innovations that we have introduced into the market, and therefore are able to offer a comparable suite of product offerings at lower prices. In addition, some of our competitors aggressively discount their products and services in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results.
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
To remain competitive, we must increase investment in developing tools and processes to improve the speed at which we are able to develop competitive products, including significant investment in developing a reusable software architecture across multiple product platforms. The development of a reusable software architecture requires the expenditure of significant resources that may not result in the designed efficiencies. Our inability to reduce the cost to develop new products or product variants may substantially impact our ability to offer products that compete favorably.
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
In addition, we have experienced increased employee turnover as a result of general market conditions and the on-going "great resignation" occurring throughout the U.S. economy, and we expect to continue to experience increased employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
Our business has been, and will continue to be, adversely affected by the ongoing coronavirus pandemic.
The outbreak of the novel coronavirus has evolved into a global pandemic. The coronavirus has already directly and indirectly impacted our business and operating results but the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus, including any variants such as the Omicron variant, and the actions to contain the coronavirus or treat its impact, among others. The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.
As the coronavirus continues to spread, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, our manufacturing supply chain has been and may continue to be adversely affected with production delays or limited manufacturing volumes associated with factory shutdowns or reduced numbers of workers or working hours in the factories, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. Specifically, travel restrictions have prevented, and may continue to prevent, significant progress in supply chain diversification efforts in Malaysia, which may have a material impact on our ability to mitigate the impact of certain tariffs. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) impede our employees’ ability to efficiently conduct research and development activities or oversee manufacturing activities, which has, and may continue to, slow innovation, lead to higher costs or both. For example, we have already experienced an increase in freight costs and a delay in our supply chain diversification efforts. Further, if the spread of the coronavirus pandemic continues and our operations continue to be adversely impacted, we risk a delay, default, violation and/or non-compliance under existing agreements.
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
Surges in demand related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to historical averages. To the extent that transportation costs and interruptions continue, we may face increased pressure on gross margins, product delivery delays and an inability to fulfill orders for our products.
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
Our success depends nearly entirely on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current consumer robots or develop new consumer robots at competitive prices or in a timely manner, or if the consumer robot market does not achieve broad market acceptance.
We primarily derive our revenue from consumer robot sales. For the foreseeable future, we expect that our revenue will be derived nearly entirely from sales of home floor care products. Accordingly, our future success depends upon our ability to further penetrate the consumer home care market, to enhance our current consumer products and to develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involves time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
On November 15, 2021, we acquired Aeris Cleantec AG, a fast-growing provider of premium air purifiers. This acquisition represents our first major expansion of product offerings beyond consumer robotics. Air purifiers represent a new market segment for us and is subject to intense competition.
Our success in the air purifier market will depend on a number of factors including our ability to develop innovative solutions, integrate those solutions into our home ecosystem, and market and sell those solutions to our existing and new customers. Establishing a new market segment will require significant investment in R&D and sales & marketing in the near term. These investments may not be successful, and our revenue and profitability may suffer.
If the air purifier business – or any other business we acquire – does not perform as expected or we are unable to effectively integrate the acquired business into our operations or achieve the expected synergies of the acquisition, our operating results could be harmed. Expansion into new market segments involve risks and uncertainties, including, among other things, potential distraction of management from our core robotic floorcare business, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those acquisitions.
We spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, sales and marketing expenses were $289.8 million, $265.5 million and $231.5 million, respectively, representing approximately 18.5%, 18.6%, and 19.1% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
If we fail to enhance our brand, our ability to expand our customer base will be impaired and our operating results may suffer.
We believe that developing and maintaining awareness of the iRobot brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we expect the importance of global brand recognition to increase as competition increases. If customers do not perceive our products to be of high quality, our brand and reputation could be harmed, which could adversely impact our financial results. In addition, brand promotion efforts may not yield significant revenue or increased revenue sufficient to offset the additional expenses incurred in building our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

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
On October 4, 2021, the USTR announced its decision to establish a new process for importers to apply for exclusions from Section 301 tariffs in 549 product categories, including robotic vacuum cleaners. Beginning October 12, 2021, the USTR started accepting comments on whether or not reinstating certain tariff exclusions will impact or result in severe economic harm to companies or other interests of the United States. On October 21, 2021, we submitted comments related to the continued application of tariffs on robotic vacuum cleaning products. We cannot say definitively when, or even if, iRobot will be granted additional tariff relief on our products still manufactured in China, nor can we guarantee the terms upon which any tariff relief ultimately may be granted. In addition, our new air purification products are also subject to 25% Section 301 tariffs. We did not submit comments related to the continued application of tariffs on certain air purification products; however, a number of importers did submit such comments, and we believe any grant of tariff relief would also likely extend to our importation of air purification products.
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
Because we are an increasingly global business that in the years ended January 1, 2022, January 2, 2021 and December 28, 2019 generated approximately 51.8%, 47.9% and 50.3%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
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
The increasingly global nature of our business operations subjects us to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products are also subject to U.S. export controls, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. In addition, our recently acquired air purifier business subjects us to additional laws and regulations, such as the Federal Food, Drug, and Cosmetic Act, or FD&C Act, the Federal Insecticide, Fungicide and

Rodenticide Act, the U.S. Toxic Substances Control Act of 1976, U.S. Department of Energy Efficiency regulations, and various similar state and foreign country laws and regulations related to health and safety and other applicable laws required to manufacture, commercialize, sell or distribute air purification products. In the U.S., certain air purifiers intended for medical use are regulated as medical devices and are subject to regulation by the U.S. Food and Drug Administration, or FDA, under the FD&C Act and its implementing regulations. The FDA regulates, among other things, premarket clearance, establishment registration and device listing, manufacturing, packaging, labeling, servicing, recordkeeping, advertising, promotion, distribution, recalls and field actions, post-marketing monitoring and reporting. In order to commercially distribute certain air purifiers, we will be required to submit a premarket notification, or 510(k), to the FDA and obtain 510(k) clearance.
We are also subject to a variety of laws and regulations regarding information security and privacy. For example, the European Union's ("EU") General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act, or new interpretations of existing laws and regulations, impose significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. These current and future data privacy laws and regulations may impede our initiatives designed to deliver targeting marketing.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, sales to non-U.S. customers accounted for 51.8%, 47.9% and 50.3% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents, and on January 5-12, 2022 the ITC held a trial on four of those patents and a final determination has not been made.
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
In addition, in the United States certain of our patents have been, and may continue to be, challenged by inter parte review or opposition proceedings. If our patents are subjected to inter parte review or opposition proceedings, we may incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available for our innovations.
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
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, distributed denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. These threats may be increased due to the work-from-home policies implemented by us and our customers, suppliers and distributors as a result of mitigation measures related to the COVID-19 pandemic. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. Our cyber insurance may not protect against all of the costs and liabilities arising from a cyber attack.
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
Our latest floor cleaning robots, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's ("EU") General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act impose significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and a similar law became effective in China in November 2021. If other countries in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of January 28, 2022, there were approximately 27,028,927 shares of our common stock outstanding held by approximately 174 stockholders of record.
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

ITEM 6.    [RESERVED]
Not Applicable.

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, product integration plans, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, efforts to mitigate supply chain challenges, availability of semiconductor chips, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. With over 30 years of artificial intelligence ("AI") and advanced robotics experience, we are focused on building thoughtful robots and developing intelligent home innovations that help make life better for millions of people around the world. iRobot's portfolio of home robots and smart home devices features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, we plan to add new capabilities and expand our offerings to help consumers make their homes easier to maintain, more efficient, more secure and healthier places to live.
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by our Genius platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations that further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within Genius will support our ability to build out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
Our total revenue for 2021 was $1,565.0 million, which represents a 9.4% increase from revenue of $1,430.4 million for 2020. Domestic revenue grew $9.5 million, or 1.3%, and international revenue increased by $125.1 million, or 18.2%.
Since the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold more than 35 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. In 2021, iRobot generated annual revenue of $1,565.0 million while navigating very challenging market conditions as the COVID-19 pandemic continued to impact all aspects of our business. Most notably, we have faced supply chain challenges that have limited our ability to increase production to fulfill demand for our products, increased our costs to produce and ship our products and expanded the delivery timeframes required to fulfill orders.
Our commitment to innovation and funding critical research and development projects continued to yield tangible results through new product launches, and new and enhanced product features and functionality:

•We launched two major upgrades of our Genius platform that delivered a wider range of features and functionality to provide users with greater control for where, when and how our Roomba and Braava robots clean. These enhancements also enabled tighter integration between our products and other smart home devices, and the ability for consumers to seamlessly transfer maps to new iRobot robots added into the home.
•We launched the Roomba j7 Series, our first Roomba designed specifically to leverage our Genius platform and our first Roomba with the ability to identify objects. Powered by Genius and featuring PrecisionVision Navigation technology, the Roomba j7 can detect, identify and avoid an expanding range of objects. We also launched the Roomba i1 Series, a lower-cost RVC that was initially sold at select retailers.
•We introduced the iRobot H1 handheld vacuum, a premium portable vacuum for cleaning hard-to-reach areas.
In November 2021, we acquired Aeris, a fast-growing provider of premium air purifiers. The addition of Aeris helps expand iRobot’s total addressable market with a portfolio of air purifiers that we believe are differentiated by their sophisticated design, quality craftmanship, HEPA filtration, state-of-the-art engineering and software intelligence. Other 2021 highlights included our efforts to mitigate semiconductor chip shortages that constrained production of our floor cleaning robots and address a range of supply chain challenges that resulted in higher-than-expected costs for components, raw materials and transportation. We also continued our process expanding production in Malaysia. To support the growth of our direct-to-consumer sales channel, we continued to invest in improving the online buying experience on our digital properties and enhancing our marketing systems and tools to improve our efficiency and effectiveness in targeting our connected customers. We also continued to test, refine and expand robot-related subscription services for consumers in the United States, Japan and Europe.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") to be a global pandemic. Since then, COVID-19 has caused significant economic disruption directly and indirectly. In an effort to slow the spread of COVID-19 and improve the health and well-being of its citizens, governments around the world have implemented and continue to implement various measures, including travel restrictions, closure of non-essential businesses, border closures, vaccination-related mandates and social distancing. These actions have altered macroeconomic conditions, created recession-like environments and contributed to rising inflation, which has impacted retailers and consumers around the world. While consumer demand for our Roomba and Braava robots remained robust during 2021, COVID-19 has compounded a myriad of supply chain challenges, ranging from limited availability of certain semiconductor chips and rising component, raw materials and transportation costs. These challenges impacted revenue and profitability during 2021 and are expected to continue at least through the first half of 2022.
Among the many actions taken to support our employees during the pandemic, we have continued to adjust our global travel policies, maintain flexible work from home policies, and implement a wide range of sanitization and cleaning protocols to keep our offices safer. During 2022, we plan to continue to evolve our workplace policies in order to help safeguard the health and maximize the productivity of our workforce.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter. As used in this Annual Report on Form 10-K, "fiscal 2021" refers to the 52-week fiscal year ending January 1, 2022, "fiscal 2020" refers to the 53-week fiscal year ended January 2, 2021, and "fiscal 2019" refers to the 52-week fiscal year ended December 28, 2019.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures calculated under U.S. GAAP are Gross Profit and Operating (Loss) Income. In the fiscal years 2021, 2020 and 2019, we had Gross Profit of $550,299, $670,229 and $543,927, respectively, and Operating (Loss) Income of ($1,100), $146,322, and $86,618, respectively. A summary of key metrics and certain non-GAAP financial measures for the fiscal years 2021, 2020 and 2019, is as follows:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
	(dollars in thousands, except average gross selling prices)
	(unaudited, except for total revenue)
Total Revenue	$1,564,987	$1,430,390	$1,214,010

Non-GAAP Gross Profit	$552,573	$637,174	$557,134
Non-GAAP Gross Margin	35.3%	44.5%	45.9%

Non-GAAP Operating Income	$38,256	$149,674	$125,818
Non-GAAP Operating Margin	2.4%	10.5%	10.4%

Total robot units shipped (in thousands)	5,602	5,494	4,989
Average gross selling prices for robot units	$332	$318	$310

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
Tariff Refunds: iRobot was granted a Section 301 List 3 Tariff Exclusion in April 2020, which temporarily eliminated tariffs on our products imported from China until December 31, 2020 and entitled us to a refund of all related tariffs previously paid since September 2018. We excluded the refunds for tariffs paid in fiscal 2018 and 2019 from our fiscal 2020 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past had no impact to our fiscal 2020 earnings.
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
The following table reconciles gross profit, operating (loss) income, net income and net income per share on a GAAP and non-GAAP basis for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
	(in thousands, except per share amounts)
GAAP Gross Profit	$550,299	$670,229	$543,927
Amortization of acquired intangible assets	1,223	1,920	11,721
Stock-based compensation	1,321	1,511	1,486
Tariff refunds	(270)	(36,486)	—
Non-GAAP Gross Profit	$552,573	$637,174	$557,134
Non-GAAP Gross Margin	35.3%	44.5%	45.9%

GAAP Operating (Loss) Income	$(1,100)	$146,322	$86,618
Amortization of acquired intangible assets	2,253	2,912	12,772
Stock-based compensation	21,694	29,975	23,744
Tariff refunds	(270)	(36,486)	—
Net merger, acquisition and divestiture expense (income)	2,059	(566)	466
IP litigation expense, net	13,464	5,444	2,218
Restructuring and other	156	2,073	—
Non-GAAP Operating Income	$38,256	$149,674	$125,818
Non-GAAP Operating Margin	2.4%	10.5%	10.4%

GAAP Net Income	$30,390	$147,068	$85,300
Amortization of acquired intangible assets	2,253	2,912	12,772
Stock-based compensation	21,694	29,975	23,744
Tariff refunds	(270)	(36,486)	—
Net merger, acquisition and divestiture expense (income)	2,059	(1,241)	466
IP litigation expense, net	13,464	5,444	2,218
Restructuring and other	156	2,073	—
Gain on strategic investments	(30,063)	(43,817)	(8,904)
Income tax effect	(1,969)	12,651	(11,576)
Non-GAAP Net Income	$37,714	$118,579	$104,020

GAAP Net Income Per Diluted Share	$1.08	$5.14	$2.97
Dilutive effect of non-GAAP adjustments	0.26	(1.00)	0.65
Non-GAAP Net Income Per Diluted Share	$1.34	$4.14	$3.62
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates.

The accounting policies, methods and estimates used to prepare our financial statements are described in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Annual Report. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment:
•revenue recognition and
•accounting for income taxes.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns and other credits and incentives. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable.
Frequently, our contracts with customers contain multiple promised goods or services. Such contracts may include any of the following, the consumer robot, downloadable app, cloud services, potential future unspecified software upgrades, premium customer care and extended warranties. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. Our consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation. We have determined that the app, cloud services and potential future unspecified software upgrades represent one performance obligation to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Other services and support are considered distinct and therefore are treated as separate performance obligations.
Significant Judgments
Our contracts with customers may contain multiple promises to transfer products and services as described above. Determining whether products and services are considered distinct may require significant judgment.
Determining the standalone selling price ("SSP") for each distinct performance obligation requires judgment. We allocate revenue to all distinct performance obligations based on their relative SSPs. When available, we use observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect our best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. Our process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including, market data or the estimated cost of providing the products or services.
Determining the revenue recognition period for services requires judgment. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods.
Estimating variable consideration such as product returns and sales incentives requires judgment. We provide limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. We record an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and our expectation of future returns. In addition, we may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as our historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. We regularly evaluate the adequacy of our estimates for product returns and other credits and incentives. Future market conditions and product transitions may require us to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, we would be required to increase or reduce revenue to reflect the impact.
Accounting for Income Taxes
We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
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
We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We evaluate uncertain tax positions on a quarterly basis and consider factors that include, but are not limited to, changes in tax law, measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstanced related to a tax provision.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Revenue	$1,564,987	$1,430,390	$1,214,010
Cost of revenue:
Cost of product revenue	1,013,465	758,241	658,362
Amortization of acquired intangible assets	1,223	1,920	11,721
Total cost of revenue	1,014,688	760,161	670,083
Gross profit	550,299	670,229	543,927
Operating expenses:
Research and development	161,331	156,670	141,607
Selling and marketing	289,848	265,475	231,548
General and administrative	99,190	100,770	83,103
Amortization of acquired intangible assets	1,030	992	1,051
Total operating expenses	551,399	523,907	457,309
Operating (loss) income	(1,100)	146,322	86,618
Other income, net	29,384	41,593	12,215
Income before income taxes	28,284	187,915	98,833
Income tax (benefit) expense	(2,106)	40,847	13,533
Net income	$30,390	$147,068	$85,300

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	64.8	53.0	54.2
Amortization of acquired intangible assets	0.1	0.1	1.0
Total cost of revenue	64.9	53.1	55.2
Gross margin	35.1	46.9	44.8
Operating expenses:
Research and development	10.3	11.0	11.7
Selling and marketing	18.5	18.6	19.1
General and administrative	6.3	7.0	6.8
Amortization of acquired intangible assets	0.1	0.1	0.1
Total operating expenses	35.2	36.7	37.7
Operating (loss) income	(0.1)	10.2	7.1
Other income, net	1.9	3.0	1.0
Income before income taxes	1.8	13.2	8.1
Income tax (benefit) expense	(0.1)	2.9	1.1
Net income	1.9%	10.3%	7.0%

Comparison of Years Ended January 1, 2022, January 2, 2021 and December 28, 2019
Revenue
We primarily derive our revenue from product sales through distributor and retail sales channels, as well as the online store on our website and through our Home app. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
The following table shows revenue for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Revenue	$1,564,987	$1,430,390	$1,214,010	$134,597	$216,380
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Revenue increased 9.4% to $1,565.0 million in fiscal 2021 from $1,430.4 million in fiscal 2020. Despite ongoing semiconductor chip constraints and shipping delays that impacted our ability to fulfill orders in fiscal 2021 during the holiday season, revenue increased $134.6 million, which was primarily attributable to a 4.4% increase in average gross selling price and a 2.0% increase in units shipped in fiscal 2021, as compared to fiscal 2020. The increase in average gross selling price was primarily driven by a 15.4% growth in sales of our mid and premium tier floor cleaning robots. In fiscal 2021, international revenue increased $125.1 million, or 18.2% due primarily to 21.9% growth in EMEA and a 15.2% increase in Japan, while domestic revenue increased $9.5 million, or 1.3%. Our direct-to-consumer revenue growth of 24.2% to $187.4 million, or 12.0% of total revenue, reflected continued expansion of this channel as we invested in enhancing the online buying experience and upgrading our digital marketing capabilities.
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
Cost of Product Revenue
Cost of product revenue primarily consists of product cost, including costs of our contract manufacturers for production and component product costs, inbound and outbound freight, import duties, tariffs, logistics and fulfillment costs, manufacturing and tooling equipment depreciation, hosting costs and warranty cost. In addition, we include other expenses associated with supply chain logistics including personnel-related expenses of salaries and related costs. We outsource the manufacture of our products to contract manufacturers in southern China and began to diversify our supply chain by adding manufacturing capacity in Malaysia starting November 2019. During 2021, we continued to scale production in Malaysia by qualifying additional contract manufacturers. While labor costs in these regions traditionally have been favorable compared to labor costs elsewhere in the world, including the United States, they have been increasing for the last few years, especially with supply chain challenges driven by the COVID-19 pandemic. In addition, because our purchase contract with our contract manufacturers in China and Malaysia are typically denominated in U.S. dollars, changes in currency exchange rates may impact our suppliers and increase our prices.
The following table shows cost of product revenue for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Cost of product revenue	$1,013,465	$758,241	$658,362	$255,224	$99,879
As a percentage of revenue	64.8%	53.0%	54.2%

Year ended January 1, 2022 as compared to the year ended January 2, 2021
Cost of product revenue increased $255.2 million, or 33.7%, to $1,013.5 million in fiscal 2021, compared to $758.2 million in fiscal 2020. The cost of product revenue in fiscal 2021 included $48.3 million in tariff costs, whereas in fiscal 2020, we recognized a benefit of $36.5 million from tariff refunds. The increase in cost of product revenue is also attributable to the 9.4% increase in revenue, as well as higher costs associated with the global supply chain challenges including increased oceanic transport and air freight expenses and higher raw materials and component costs associated with limited semiconductor chip availability. We anticipate these challenges and higher costs to continue at least through the first half of fiscal 2022.
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
Gross Profit
Our gross profit as a percentage of revenue, referred to as our gross margin, varies according to the mix of products sold, the channel mix through which we sell our products, the level of promotional activities and tariff and duty costs imposed by governmental authorities.
The following table shows gross profit for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Gross profit	$550,299	$670,229	$543,927	$(119,930)	$126,302
Gross margin	35.1%	46.9%	44.8%
Year ended January 1, 2022 as compared to the year ended January 2, 2021
    Gross profit decreased $119.9 million, or 17.9%, to $550.3 million (35.1% of revenue) in fiscal 2021 from $670.2 million (46.9% of revenue) in fiscal 2020. The decrease in gross margin was primarily driven by Section 301 List 3 tariff costs of $48.3 million included in fiscal 2021, while we recognized a benefit of $36.5 million from tariff refunds in fiscal 2020. The remainder of the decrease in gross margin was driven by supply chain headwinds with increases in air and oceanic transportation, higher material costs and pricing and promotional activity.
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
•contractors and consulting expenses;
•costs of components and test equipment used for product, tooling and prototype development; and
•occupancy and other overhead costs.
Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. We have significantly expanded our research and development in software intelligence, resulting in recent upgrades to the Genius Home Intelligence platform, along with ongoing investment in AI, home understanding and machine vision technologies. We are committed to consistently maintaining our high level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer markets as well as new markets for robots. We anticipate that in fiscal 2022, research and development expenses will increase in absolute dollars but remain relatively consistent as a percentage of revenue.

The following table shows research and development costs for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Research and development	$161,331	$156,670	$141,607	$4,661	$15,063
As a percentage of revenue	10.3%	11.0%	11.7%
Year ended January 1, 2022 as compared to the year ended January 2, 2021
    Research and development expenses increased $4.7 million, or 3.0%, to $161.3 million (10.3% of revenue) in fiscal 2021 from $156.7 million (11.0% of revenue) in fiscal 2020. This increase is primarily due to an $8.0 million increase in people-related costs associated with additional headcount and higher program-related costs of $4.6 million during fiscal 2021, offset by lower short-term incentive compensation of $8.0 million resulting from changes in assessments mainly driven by supply chain challenges as further discussed elsewhere in this Annual Report on Form 10-K.
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
•product display expenses;
•customer service costs; and
•technology subscription and cloud expenses.
We anticipate that in fiscal 2022, selling and marketing expenses will increase in absolute dollars and as a percentage of revenue due to incremental investment to enhance the consumer's buying experience on our digital properties, support continued growth of our direct-to-consumer channel, build strong, enduring relationships with customers, as well as continue to build awareness of our products.
The following table shows selling and marketing costs for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Selling and marketing	$289,848	$265,475	$231,548	$24,373	$33,927
As a percentage of revenue	18.5%	18.6%	19.1%
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Selling and marketing expenses increased by $24.4 million, or 9.2%, to $289.8 million (18.5% of revenue) in fiscal 2021 from $265.5 million (18.6% of revenue) in fiscal 2020. This increase was primarily attributable to higher people-related costs of $12.4 million associated with additional headcount, higher marketing spend of $7.8 million associated with increased used of working media to drive sales growth and new launches, as well as $6.5 million higher technology related cost including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities. These increases were offset by lower short-term incentive compensation of $3.3 million resulting from changes in assessments driven by supply chain challenges as further discussed elsewhere in this Annual Report on Form 10-K.
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
•travel and related costs; and
•occupancy and other overhead costs.
The following table shows general and administrative costs for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
General and administrative	$99,190	$100,770	$83,103	$(1,580)	$17,667
As a percentage of revenue	6.3%	7.0%	6.8%
Year ended January 1, 2022 as compared to the year ended January 2, 2021
General and administrative expenses decreased by $1.6 million, or 1.6%, to $99.2 million (6.3% of revenue) in fiscal 2021 from $100.8 million (7.0% of revenue) in fiscal 2020. This decrease is primarily attributable to lower vesting expectations related to our performance-based stock-based compensation and lower short-term incentive compensation of $14.9 million and a $4.6 million decrease in the allowance for credit losses associated with the uncertainty of collection from certain customer accounts resulting from the pandemic. The decrease is offset by an increase of $8.8 million in legal fees driven by higher intellectual property litigation costs and a $4.6 million increase associated with people related cost resulting from additional headcount.
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
The following table shows total amortization expense for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Cost of revenue	$1,223	$1,920	$11,721	$(697)	$(9,801)
Operating expense	1,030	992	1,051	38	(59)
Total amortization expense	$2,253	$2,912	$12,772	$(659)	$(9,860)
As a percentage of revenue	0.1%	0.2%	1.1%

The decreases in amortization of acquired intangible assets during fiscal 2021 as compared to fiscal 2020, was primarily related to one of the acquired technology intangible assets that was fully amortized in the second quarter of 2020. The decrease in amortization of acquired intangible assets during fiscal 2020 as compared to fiscal 2019, was primarily related to the reacquired distribution rights intangible assets that were fully amortized in the fourth quarter of 2019.

Other income, net
Other income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The following table shows other income, net for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Other income, net	$29,384	$41,593	$12,215	$(12,209)	$29,378
As a percentage of revenue	1.9%	3.0%	1.0%
Other income, net amounted to $29.4 million, $41.6 million and $12.2 million for fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, other income, net, includes the gains of $30.2 million associated with our Matterport, Inc. ("Matterport") investment when Matterport completed a merger and we received shares in Matterport, and marking the shares to fair value. During fiscal 2020, other income, net, included the gains of $38.6 million associated with our InTouch Health investment when Teladoc Health, Inc. ("Teladoc") acquired InTouch Health and exchanged our shares of InTouch Health for shares of Teladoc during the third quarter of 2020. During fiscal 2019, other income, net, included an $8.4 million gain on sale of an equity investment.
Income Tax (Benefit) Provision
The following table shows income tax (benefit) provision for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019	$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
Income tax (benefit) provision	$(2,106)	$40,847	$13,533	$(42,953)	$27,314
As a percentage of pre-tax income	(7.4)%	21.7%	13.7%

Year ended January 1, 2022 as compared to the year ended January 2, 2021
We recorded an income tax benefit of $2.1 million and income tax provision of $40.8 million for fiscal 2021 and fiscal 2020, respectively. The $2.1 million benefit for fiscal 2021 resulted in an effective income tax rate of (7.4)%. The $40.8 million provision for fiscal 2020 resulted in an effective income tax rate of 21.7%.
Our effective income tax rate of (7.4)% for fiscal 2021 differed from the federal statutory tax rate of 21% primarily due to the impact of tax benefits related to research and development tax credits, the deduction for Foreign Derived Intangible Income and a discrete tax benefit associated with stock-based compensation. The decrease in the effective income tax rate of (7.4)% for fiscal 2021 as compared to 21.7% for fiscal 2020 is primarily driven by lower income in 2021 and the impact of tax benefits during the period.
Year ended January 2, 2021 as compared to the year ended December 28, 2019
We recorded an income tax provision of $40.8 million and $13.5 million for fiscal 2020 and fiscal 2019, respectively. The $40.8 million provision for fiscal 2020 resulted in an effective income tax rate of 21.7%. The $13.5 million provision for fiscal 2019 resulted in an effective income tax rate of 13.7%.
Our effective income tax rate of 21.7% for fiscal 2020 differed from the federal statutory tax rate of 21% primarily due to the recognition of state income taxes and valuation allowances offset by tax benefits related to research and development tax credits and the deduction for Foreign Derived Intangible Income. The increase in the effective income tax rate of 21.7% for fiscal 2020 as compared to 13.7% for fiscal 2019 is primarily due to a discrete tax benefit associated with stock based compensation in 2019.
Liquidity and Capital Resources
At January 1, 2022, our principal sources of liquidity were cash and cash equivalents totaling $201.5 million and short-term investments of $33.0 million. Our working capital, which represents our total current assets less total current liabilities, was $393.9 million as of January 1, 2022, compared to $573.7 million as of January 2, 2021. Cash and cash equivalents held by our foreign subsidiaries totaled $42.7 million as of January 1, 2022. We expect the cash held overseas to be permanently reinvested outside of the United States, and our U.S. operation to be funded through its own operating cash flows, cash, and if necessary, through borrowing under our working capital credit facility.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. In the fiscal years ended January 1, 2022 and January 2, 2021, we spent $29.9 million and $31.6 million, respectively, on capital expenditures.
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
Cash (used in) provided by operating activities
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Net cash used in our operations for the fiscal year ended January 1, 2022 was $32.0 million, of which the principal components were the cash outflow of $86.3 million from change in working capital, partially offset by our net income of $30.4 million and non-cash charges of $23.9 million. The cash outflow from changes in working capital is mainly driven by cash used in inventory of $151.2 million offset by cash inflow from the increase in accounts payable of $82.3 million.
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash provided by our operations for the fiscal year ended January 2, 2021 was $232.0 million, of which the principal components were our net income of $147.1 million and non-cash charges of $41.2 million, and changes in working capital of $43.8 million. The changes in working capital include increases in accounts payable and accrued liabilities of $106.0 million, partially offset by increases in inventory of $24.5 million, accounts receivable of $21.9 million and other assets of $15.8 million.
Cash used in investing activities
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Net cash used in investing activities for the fiscal year ended January 1, 2022 was $48.1 million. During the year ended January 1, 2022, we acquired Aeris for $71.4 million, net of cash acquired, and invested $29.9 million in the purchase of property and equipment, including machinery and tooling for new products. In addition, we made strategic investments of $10.8 million while proceeds from the sales and maturities of marketable securities amounted to $64.0 million.
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash used in investing activities for the fiscal year ended January 2, 2021 was $22.2 million. During the year ended January 2, 2021, we invested $31.6 million in the purchase of property and equipment, including machinery and tooling for new products as well as expansion in Malaysia. In addition, we made strategic investments of $4.2 million while proceeds from the sales and maturities of marketable securities amounted to $13.5 million.
Cash used in financing activities
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Net cash used in financing activities for the fiscal year ended January 1, 2022 was $148.4 million, which primarily reflects the repurchase of 1,198,218 shares of our common stock for $100.0 million under an accelerated share repurchase agreement during the third quarter of 2021, and the repurchase of 446,954 shares of our common stock for $50.0 million under a stock repurchase program during the second quarter of 2021.
Year ended January 2, 2021 as compared to the year ended December 28, 2019
Net cash used in financing activities for the fiscal year ended January 2, 2021 was $21.3 million, which primarily reflects the repurchase of 663,602 shares of our common stock for $25.0 million under a stock repurchase program in March
2020.
Working Capital Facility
Credit Facility
In June 2018, we entered into a new agreement with Bank of America, N.A., increasing the amount of our unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of January 1, 2022, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event USD LIBOR is discontinued as expected in June 2023, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of January 1, 2022, we were in compliance with all covenants under the revolving credit facility.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of January 1, 2022, we had letters of credit outstanding of $0.7 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of January 1, 2022, we had no outstanding balance under the guarantee line of credit.
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

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our credit facility, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of January 1, 2022 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$6,317	$13,316	$11,736	$18,992	$50,361
Inventory-related purchase obligations (2)	41,910	—	—	—	41,910
Minimum contractual payments	13,281	25,500	13,667	—	52,448
Other obligations	9,681	16,516	—	—	26,197
Total	$71,189	$55,332	$25,403	$18,992	$170,916
(1) Includes impact of an amendment entered after end of fiscal 2021.
(2) Includes estimated obligations under purchase orders related to inventory. Excludes purchase orders that can be cancelled without penalty.
At January 1, 2022, we had outstanding purchase orders aggregating approximately $363.9 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are cancellable without penalty.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At January 1, 2022 and January 2, 2021, we had outstanding cash flow hedges with a total notional value of $423.3 million and $431.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At January 1, 2022 and January 2, 2021, we had outstanding economic hedges with a total notional value of $325.4 million and $192.2 million, respectively.
At January 1, 2022, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $45.5 million.

Interest Rate Sensitivity
At January 1, 2022, we had unrestricted cash and cash equivalents of $201.5 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we have the ability to invest in a variety of securities including, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of January 1, 2022, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRobot Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Product Returns

As described in Notes 2 and 3 to the consolidated financial statements, the Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and management’s expectation of future returns. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of January 1, 2022, the Company had reserves for product returns of $56.8 million.

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
February 15, 2022

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$201,457	$432,635
Short term investments	33,044	51,081
Accounts receivable, net	160,642	170,526
Inventory	333,296	181,756
Other current assets	61,094	45,223
Total current assets	789,533	881,221
Property and equipment, net	78,887	76,584
Operating lease right-of-use assets	37,609	43,682
Deferred tax assets	37,945	33,404
Goodwill	173,292	125,872
Intangible assets, net	28,410	9,902
Other assets	38,753	19,063
Total assets	$1,184,429	$1,189,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,298	$165,779
Accrued expenses	132,618	131,388
Deferred revenue and customer advances	11,767	10,400
Total current liabilities	395,683	307,567
Operating lease liabilities	43,462	50,485
Deferred tax liabilities	3,250	705
Other long-term liabilities	25,311	26,537
Total long-term liabilities	72,023	77,727
Total liabilities	467,706	385,294
Commitments and contingencies (Note 13)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 27,006 and 28,184 shares issued and outstanding, respectively	270	282
Additional paid-in capital	222,653	205,256
Retained earnings	485,710	599,389
Accumulated other comprehensive income (loss)	8,090	(493)
Total stockholders’ equity	716,723	804,434
Total liabilities and stockholders’ equity	$1,184,429	$1,189,728
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Revenue	$1,564,987	$1,430,390	$1,214,010
Cost of revenue:
Cost of product revenue	1,013,465	758,241	658,362
Amortization of acquired intangible assets	1,223	1,920	11,721
Total cost of revenue	1,014,688	760,161	670,083
Gross profit	550,299	670,229	543,927
Operating expenses:
Research and development	161,331	156,670	141,607
Selling and marketing	289,848	265,475	231,548
General and administrative	99,190	100,770	83,103
Amortization of acquired intangible assets	1,030	992	1,051
Total operating expenses	551,399	523,907	457,309
Operating (loss) income	(1,100)	146,322	86,618
Other income, net	29,384	41,593	12,215
Income before income taxes	28,284	187,915	98,833
Income tax (benefit) expense	(2,106)	40,847	13,533
Net income	$30,390	$147,068	$85,300
Net income per share:
Basic	$1.10	$5.23	$3.04
Diluted	$1.08	$5.14	$2.97
Number of shares used in per share calculations:
Basic	27,687	28,101	28,097
Diluted	28,162	28,618	28,735
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$30,390	$147,068	$85,300
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	(11,730)	14,045	(3,435)
Net unrealized gains (losses) on cash flow hedges, net of tax	23,715	(13,932)	12,363
Net gains on cash flow hedge reclassified into earnings, net of tax	(3,398)	(3,587)	(1,418)
Net unrealized (losses) gains on marketable securities, net of tax	(4)	(28)	247
Total comprehensive income	$38,973	$143,566	$93,057
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 29, 2018	27,788	$278	$172,771	$367,021	$(4,748)	$535,322
Issuance of common stock under employee stock plans	187	2	7,145			7,147
Vesting of restricted stock units	436	5	(5)			—
Stock-based compensation			23,744			23,744
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(59)	(1)	(7,276)			(7,277)
Other comprehensive income					7,757	7,757
Directors' deferred compensation			76			76
Net income				85,300		85,300
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	151	1	5,583			5,584
Vesting of restricted stock units	391	4	(4)			—
Stock-based compensation			29,975			29,975
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(46)	—	(1,845)			(1,845)
Other comprehensive loss					(3,502)	(3,502)
Directors' deferred compensation			85			85
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net income				147,068		147,068
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	143	1	6,718			6,719
Vesting of restricted stock units	369	3	(3)			—
Stock-based compensation			21,694			21,694
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(5,161)			(5,161)
Other comprehensive income					8,583	8,583
Directors' deferred compensation			64			64
Stock repurchases	(1,645)	(16)	(5,915)	(144,069)		(150,000)
Net income				30,390		30,390
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$30,390	$147,068	$85,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	33,309	34,762	37,159
Gain on equity investments	(30,063)	(43,817)	(8,439)
Stock-based compensation	21,694	29,975	23,744
Deferred income taxes, net	(6,934)	13,837	(11,118)
Other	5,940	6,467	7,267
Changes in operating assets and liabilities — (use) source
Accounts receivable	10,290	(21,893)	13,064
Inventory	(151,193)	(24,535)	7,307
Other assets	(19,868)	(15,804)	(3,310)
Accounts payable	82,289	48,699	(20,536)
Accrued expenses and other liabilities	(7,824)	57,289	(386)
Net cash (used in) provided by operating activities	(31,970)	232,048	130,052
Cash flows from investing activities:
Additions of property and equipment	(29,928)	(31,599)	(35,337)
Purchase of investments	(10,811)	(4,150)	(5,436)
Proceeds from sale of equity investments	—	—	9,787
Cash paid for business acquisition, net of cash acquired	(71,357)	—	(2,817)
Sales and maturities of investments	63,976	13,500	12,880
Net cash used in investing activities	(48,120)	(22,249)	(20,923)
Cash flows from financing activities:
Proceeds from employee stock plans	6,719	5,584	7,147
Income tax withholding payment associated with restricted stock vesting	(5,161)	(1,845)	(7,277)
Stock repurchases	(150,000)	(25,000)	—
Net cash used in financing activities	(148,442)	(21,261)	(130)
Effect of exchange rate changes on cash and cash equivalents	(2,646)	4,705	20
Net (decrease) increase in cash and cash equivalents	(231,178)	193,243	109,019
Cash and cash equivalents, at beginning of period	432,635	239,392	130,373
Cash and cash equivalents, at end of period	$201,457	$432,635	$239,392
Supplemental disclosure of cash flow information
Cash paid for income taxes	$20,375	$19,929	$22,582
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
iRobot Corporation ("iRobot" or the "Company") designs, builds and sells robots and home innovations that make life better. The Company's portfolio of home robots and smart home devices features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. iRobot's durable and high-performing robots are designed using the close integration of software, electronics and hardware. The Company’s revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide.

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
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. As used in the Annual Report on Form 10-K, "fiscal 2021" refers to the 52-week fiscal year ending January 1, 2022, "fiscal 2020" refers to the 53-week fiscal year ended January 2, 2021, and "fiscal 2019" refers to the 52-week fiscal year ended December 28, 2019.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, standalone selling price, variable consideration and other obligations such as sales incentives and product returns; allowance for credit losses; accounting for business combinations; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; product warranties; loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current conditions, including estimated economic implications of the COVID-19 pandemic and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal credit and market risk. At January 1, 2022 and January 2, 2021, cash and cash equivalents totaled $201.5 million and $432.6 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
Short Term Investments
The Company's short term investments include marketable equity securities with readily determinable fair value and debt securities. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The change in fair value of the Company's investments in marketable equity securities is recognized as unrealized gains and losses in other income, net at the end of each reporting period. The Company’s investments in debt securities were classified as available-for-sale and were recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Investments consisted of the following (in thousands):

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2022		January 2, 2021
	Cost	Fair Market Value	Cost	Fair Market Value
Marketable equity securities	$23,286	$33,044	$46,578	$47,576
Corporate and government bonds	—	—	3,498	3,505
Total short term investments	$23,286	$33,044	$50,076	$51,081
On July 22, 2021, Matterport, Inc. ("Matterport"), of which the Company held non-marketable equity securities, completed a merger with a special purpose acquisition company and began trading on Nasdaq under the symbol "MTTR." Prior to the merger, the Company accounted for the shares in Matterport as equity securities without readily determinable fair value. Upon consummation of the merger, the Company received 1.6 million shares of MTTR. The post merger Matterport shares received are subject to time based contractual sales restrictions which expire in January 2022. These shares are accounted for as marketable equity securities and measured at fair value, less a temporary discount for lack of marketability, with unrealized gains and losses recognized in other income, net at the end of each reporting period. During the fiscal year ended January 1, 2022, the Company recorded gains of $30.2 million associated with the Matterport investment. As of January 1, 2022, the shares in MTTR were valued at $33.0 million and are recorded in short term investments on the consolidated balance sheet. Subsequent to fiscal 2021, the Company sold all MTTR shares and received a net proceed of $16.2 million and recognized a loss of $16.8 million.
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
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. Although the Company historically has not experienced significant write-offs resulting from credit losses in accounts receivable, the COVID-19 pandemic has caused uncertainty in some customer accounts. As of January 1, 2022 and January 2, 2021, the Company had an allowance for credit losses of $4.6 million and $4.8 million, respectively. During fiscal 2021 and 2020, the Company recorded a bad debt recovery of $0.2 million and a bad debt expense of $3.6 million, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Allowance for product returns
Balance at beginning of period	$64,343	$55,191	$53,920
Provision	61,014	68,028	69,488
Deduction	(68,518)	(58,876)	(68,217)
Balance at end of period	$56,839	$64,343	$55,191

Allowance for other credits and incentives
Balance at beginning of period	$142,173	$134,046	$97,737
Provision	267,821	285,139	284,084
Deduction	(308,388)	(277,012)	(247,775)
Balance at end of period	$101,606	$142,173	$134,046
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented.
Tariff Refunds
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. In April 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled us to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The Company recognized a benefit of $36.5 million from tariff refund during fiscal year 2020. Effective January 1, 2021, the 25% Section 301 tariff again applies to our Roomba products imported from China. For the fiscal year ended January 1, 2022, the incremental Section 301 tariff cost was $48.3 million.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and equipment	2-5 years
Furniture and fixtures	5
Machinery and tooling	2-5
Business applications software	3-7
Leasehold improvements	Lesser of economic benefit period or term of lease
Expenditures for additions and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalization of Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Beginning in fiscal 2020, and continuing through fiscal 2021, the Company began investing and implementing various new direct-to-consumer and marketing technology and tools. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of income. Capitalized costs were $7.4 million and $0.7 million as of January 1, 2022 and January 2, 2021, respectively, and are reported as a component of other assets on the Company's consolidated balance sheets.
Business Combinations
The Company allocates the purchase price of each acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. Goodwill is measured as the excess of the purchase price over the value of net identified assets acquired. While the Company uses its best estimates and assumptions to accurately value assets acquired, liabilities assumed, and contingent consideration, where applicable, at the acquisition date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which is generally one year from the acquisition date, any adjustment to the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period or the Company's final determination of estimated fair value, whichever comes first, is included in operating results in the period in which the adjustment is determined.
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
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill or other long-lived assets during fiscal 2021, 2020 and 2019.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Changes in fair value of non-marketable equity investments are recorded in other income, net on the consolidated statements of income. At January 1, 2022 and January 2, 2021, the Company's equity securities without readily determinable fair values totaled $16.3 million and $17.4 million, respectively, and are included in other assets on the consolidated balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
The Company generally provides a one-year warranty on all of its products except in countries where a two-year warranty is required against defects in materials and workmanship. The Company's standard warranty provides for repair or replacement of the associated products during the warranty period. The Company records estimated warranty costs in the period the related revenue is recognized based on historical experience, expectations of future costs to repair or replace including freight and knowledge of specific product failures outside the Company's historical experience. Actual results could differ from these estimates, which could cause increases or decreases to the warranty reserves in future periods.
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
Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value. The fair value is established based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. These tiers include:
•Level 1 - observable inputs such as quoted prices for identical instruments in active markets;
•Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 - unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value for restricted stock units is based on the closing share price of the Company's common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate.
Research and Development
Costs incurred in the research and development of the Company’s products are expensed as incurred.
Advertising Expense
Advertising costs are expensed as incurred and included in selling and marketing expenses. During the years ended January 1, 2022, January 2, 2021 and December 28, 2019 advertising expense totaled $147.2 million, $145.2 million and $125.0 million, respectively.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. As of January 1, 2022, January 2, 2021 and December 28, 2019, the Company had a valuation allowance of $13.1 million, $7.6 million and $3.8 million, respectively, for certain deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the income tax provision.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 1, 2022 and January 2, 2021, one customer accounted for 14.5% and 17.6% , respectively, of the Company's accounts receivable balance. For the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, there was one customer that accounted for 10% or more of total revenue, representing 21.8%, 22.7% and 21.3%, of the Company's total revenue, respectively.
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
Net income per share:
Basic income per share is calculated using the Company's weighted-average outstanding common shares. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$30,390	$147,068	$85,300
Weighted-average shares outstanding	27,687	28,101	28,097
Dilutive effect of employee stock plans	475	517	638
Diluted weighted-average shares outstanding	28,162	28,618	28,735
Basic income per share	$1.10	$5.23	$3.04
Diluted income per share	$1.08	$5.14	$2.97
Employee stock awards representing approximately 0.1 million, 0.2 million and 0.2 million shares of common stock for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves the accounting for acquired revenue contracts with customers by providing specific guidance on recognition of contract asset and liability from revenue contracts in a business combination. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company intends to adopt the ASU effective January 1, 2023, and does not expect a material impact to its consolidated financial statements.

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
The Company primarily derives its revenue from the sale of consumer robots and accessories. The Company sells products directly to consumers through online stores and indirectly through resellers and distributors. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns and other credits and incentives. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling expenses are considered fulfillment activities and are expensed as incurred.
Frequently, the Company’s contracts with customers contain multiple promised goods or services. Such contracts may include any of the following, the consumer robot, downloadable app, cloud services, accessories on demand, potential future unspecified software upgrades, premium customer care and extended warranties. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The Company’s consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one performance obligation to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Other services and support are considered distinct and therefore are treated as separate performance obligations.
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including, market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of January 1, 2022 and January 2, 2021 was $20.9 million and $11.5 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The Company’s products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under ASC 460, "Guarantees." For contracts with the right to upgrade to a new product after a specified period of time, the Company accounts for this trade-in right as a guarantee obligation under ASC 460. The total transaction price is reduced by the full amount of the trade-in right's fair value and the remaining transaction price is allocated between the performance obligations within the contract.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of January 1, 2022, the Company has reserves for product returns of $56.8 million and other credits and incentives of $101.6 million. As of January 2, 2021, the Company had reserves for product returns of $64.3 million and other credits and incentives of $142.2 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company would be required to increase or reduce revenue to reflect the impact. During fiscal 2021 and 2020, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
United States	$754,173	$744,648	$603,618
EMEA	470,475	386,007	357,760
Japan	222,772	193,304	160,875
Other	117,567	106,431	91,757
Total revenue	$1,564,987	$1,430,390	$1,214,010
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	January 1, 2022	January 2, 2021
Accounts receivable, net	$155,659	$170,526
Unbilled receivables	8,747	—
Contract liabilities	22,996	17,700
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. The change in the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During fiscal 2021and 2020, the Company recognized $12.5 million and $5.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

4.	Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases typically include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts and excludes all variable lease

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments from the measurement of right-of-use assets and lease liabilities. The Company's variable lease payments generally include usage based nonlease components. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At January 1, 2022, the Company's weighted average discount rate was 3.58%, while the weighted average remaining lease term was 7.61 years.
The components of lease expense were as follows (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease cost	$8,510	$9,363	$8,777
Variable lease cost	3,633	3,583	4,096
Total lease cost	$12,143	$12,946	$12,873

Supplemental cash flow information related to leases was as follows (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,762	$9,862	$9,540
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,310	$53,227

Maturities of operating lease liabilities were as follows as of January 1, 2022 (in thousands):

2022	$7,895
2023	7,623
2024	6,567
2025	6,599
2026	6,680
Thereafter	21,849
Total minimum lease payments	$57,213
Less: imputed interest	7,531
Present value of future minimum lease payments	$49,682
Less: current portion of operating lease liabilities (Note 7)	6,220
Long-term lease liabilities	$43,462

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
Property and equipment consists of the following (in thousands):

	January 1, 2022	January 2, 2021
Computer and equipment	$12,723	$13,617
Furniture and fixtures	9,329	8,394
Machinery and tooling	97,348	80,715
Leasehold improvements	32,207	36,459
Business applications software	16,048	19,185
Other	4,143	1,642
Subtotal	171,798	160,012
Less: accumulated depreciation	92,911	83,428
Property and equipment, net	$78,887	$76,584
As of January 1, 2022 and January 2, 2021, the net book value of capitalized internal-use software costs was $4.9 million and $6.5 million, respectively, which are included within business applications software.
Depreciation expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $31.1 million, $31.9 million, and $24.4 million, respectively, which included amortization expense of $2.3 million, $2.1 million and $1.5 million, respectively, for capitalized internal-use software.

6.	Goodwill and other intangible assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for fiscal years 2021 and 2020 (in thousands):

	Goodwill	Intangible assets
Balance as of December 28, 2019	$118,732	$12,352
Amortization	—	(2,912)
Effect of foreign currency translation	7,140	462
Balance as of January 2, 2021	125,872	9,902
Acquisition	52,662	21,000
Amortization	—	(2,253)
Effect of foreign currency translation	(5,242)	(239)
Balance as of January 1, 2022	$173,292	$28,410
On November 15, 2021, the Company closed its acquisition of Aeris Cleantec AG ("Aeris"), a fast-growing provider of premium air purifiers, for approximately $71.4 million in cash. The acquisition will advance the Company's vision and strategy by enabling it to diversify its product offerings and grow new and existing consumer relationships with enhanced solutions that complement the core products. The purchase price was allocated based on estimated fair value of acquired intangible assets of $21.0 million, including $15.5 million of developed technology and $5.5 million of customer relationships, with a weighted estimated useful life of 5 years, net tangible assets of $10.1 million and goodwill of $52.7 million, The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. Goodwill is primarily attributed to the value expected from synergies resulting from the combination. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.
The Company has included the financial results of the business in the consolidated financial statements since the acquisition date, which were not material. The Company has not furnished proforma financial information related to this acquisition because such information is not material to the financial results. Acquisition-related costs associated with the business combination were $2.1 million for fiscal year 2021 and are included in general and administrative expenses in the Company's consolidated statements of income.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	January 1, 2022			January 2, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$43,727	$27,752	$15,975	$28,100	$26,525	$1,575
Tradename	100	100	—	100	100	—
Customer relationships	16,628	4,193	12,435	11,728	3,401	8,327
Reacquired distribution rights	32,096	32,096	—	34,318	34,318	—
Non-competition agreements	260	260	—	280	280	—
Total	$92,811	$64,401	$28,410	$74,526	$64,624	$9,902
Amortization expense related to acquired intangible assets was $2.3 million, $2.9 million and $12.8 million for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2022	$3,279	$2,162	$5,441
2023	2,604	2,162	4,766
2024	2,604	2,162	4,766
2025	2,604	1,988	4,592
2026	2,604	775	3,379
Thereafter	2,280	3,186	5,466
Total	$15,975	$12,435	$28,410

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Accrued warranty	$32,019	$24,392
Accrued manufacturing and logistics cost	23,038	20,093
Accrued compensation and benefits	19,029	17,635
Accrued bonus	11,375	31,523
Accrued sales and other indirect taxes payable	9,599	15,480
Current portion of operating lease liabilities	6,220	6,315
Derivative liability	2,600	4,268
Accrued income taxes	1,788	3,806
Accrued other	26,950	7,876
	$132,618	$131,388

8.	Working Capital Facility
Credit Facility
In June 2018, the Company entered into a new agreement with Bank of America, N.A., increasing the amount of the unsecured revolving line of credit from $75.0 million to $150.0 million and extending the term of the credit facility to June 2023. As of January 1, 2022, the Company had no outstanding borrowings under the revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under the credit facility accrues, at the Company's election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on the Company's ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event USD LIBOR is discontinued as expected in June 2023, the Company expects the interest rates for its debt following such event will be based on either alternate base rates or agreed upon replacement rates. While the Company does not expect a LIBOR discontinuation would affect its ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
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
As of January 1, 2022, the Company was in compliance with all covenants under the revolving credit facility.
Lines of Credit
The Company has an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of January 1, 2022, the Company had letters of credit outstanding of $0.7 million under the letter of credit facility and other lines of credit with Bank of America, N.A.
The Company has an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of January 1, 2022, the Company had no outstanding balance under the guarantee line of credit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At January 1, 2022 and January 2, 2021, the Company had outstanding cash flow hedges with a total notional value of $423.3 million and $431.9 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. As of January 1, 2022 and January 2, 2021, the Company had outstanding foreign currency economic hedges with a total notional value of $325.4 million and $192.2 million, respectively.
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
The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	January 1, 2022	January 2, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$8,362	$261
Foreign currency forward contracts	Other assets	1,627	—
Foreign currency forward contracts	Accrued expenses	2,377	2,176
Forward sale contract	Other current assets	—	3,904
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$4,110	$362
Foreign currency forward contracts	Other assets	9,610	679
Foreign currency forward contracts	Accrued expenses	223	2,092
Foreign currency forward contracts	Long-term liabilities	407	8,554

Losses associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Fiscal year ended
	Classification	January 1, 2022	January 2, 2021	December 28, 2019
Gain (loss) recognized in income	Other income, net	$(9,779)	$(188)	$89

The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Fiscal year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Foreign currency forward contracts	$31,363	$(18,504)	$16,483

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	January 1, 2022	January 2, 2021	December 28, 2019
	Revenue	Revenue	Revenue
Consolidated statements of income in which the effects of cash flow hedging instruments are recorded	$1,564,987	$1,430,390	$1,214,010

Gain (loss) on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$4,493	$4,783	$1,889

10.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	January 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,003	$—	$—
Marketable equity securities, $23,286 at cost (2)	33,044	—	—
Derivative instruments (Note 9)	—	23,709	—
Total assets measured at fair value	$66,047	$23,709	$—

Liabilities:
Derivative instruments (Note 9)	$—	$3,007	$—
Total liabilities measured at fair value	$—	$3,007	$—

	Fair Value Measurements as of
	January 2, 2021
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$47,529	$—	$—
Marketable equity securities, $46,578 at cost (2)	47,576	—	—
Corporate and government bonds, $3,498 at cost	—	3,505	—
Derivative instruments (Note 9)	—	5,206	—
Total assets measured at fair value	$95,105	$8,711	$—

Liabilities:
Derivative instruments (Note 9)	$—	$12,822	$—
Total liabilities measured at fair value	$—	$12,822	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)The related unrealized gain recorded in other income, net was $9.8 million and $1.0 million for the fiscal year ended January 1, 2022 and January 2, 2021, respectively. Marketable equity securities are included in short term investments on the consolidated balance sheet.

11.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding at January 1, 2022 and January 2, 2021.
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
Share Repurchase Activity
The Company's Board of Directors approved a stock repurchase program authorizing up to $200.0 million in share repurchases from time to time until September 2021, which was extended until March 31, 2022. As of January 1, 2022, $25.0 million remained available for further repurchase under the program.
On August 2, 2021, the Company entered into an accelerated share repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which the Company paid $100.0 million and received an aggregate initial share delivery of 943,285 shares of its common stock, which were immediately retired. In September 2021, Wells Fargo delivered an additional 254,933 shares of the Company's common stock to complete settlement of the ASR agreement. Under this agreement, the Company repurchased a total of 1,198,218 shares of its common stock at an average price of $83.46, totaling $100.0 million during the third quarter of 2021. The final number of shares repurchased was based on the volume-weighted average price of its common stock over the duration of the ASR agreement, less a discount.
On March 11, 2021, the Company entered into a Rule 10b5-1 plan to repurchase $50.0 million of common stock and the Company repurchased 446,954 shares of its common stock at an average price of $111.85, totaling $50.0 million during the second quarter of 2021.
In fiscal 2020, the repurchased 663,602 shares of its common stock at an average price of $37.65, totaling $25.0 million.

12.	Stock-Based Compensation
The Company has awards and options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with the 2005 Plan and the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. On May 21, 2020, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 2,495,000 shares, an increase of 745,000 shares. Stock awards returned to the Plans, with the exception of those issued under the 2005 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2018 Plan. As of January 1, 2022, there were 1,023,556 shares available for future grant under the 2018 Plan. The Company recognized $21.7 million, $30.0 million and $23.7 million of stock-based compensation expense during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cost of revenue	$1,321	$1,511	$1,486
Research and development	9,542	10,655	9,186
Selling and marketing	4,190	3,700	3,323
General and administrative	6,641	14,109	9,749
Total	$21,694	$29,975	$23,744
Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a four year period. As of January 1, 2022, the unamortized compensation costs associated with restricted stock units was $64.8 million with a weighted-average remaining recognition period of 2.78 years.
The following table summarizes the time-based restricted stock unit activity for fiscal years 2021, 2020 and 2019:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	855,889	$63.32
Granted	407,325	79.91
Vested	(358,119)	54.89
Forfeited	(85,863)	76.85
Outstanding at December 28, 2019	819,232	73.83
Granted	493,908	61.53
Vested	(318,079)	67.95
Forfeited	(101,028)	75.20
Outstanding at January 2, 2021	894,033	68.97
Granted	523,496	88.73
Vested	(314,427)	71.36
Forfeited	(99,886)	75.82
Outstanding at January 1, 2022	1,003,216	$77.85
The aggregate intrinsic value of outstanding time-based restricted stock units at January 1, 2022 was $66.1 million based on the Company's closing stock price on January 1, 2022 of $65.88, with a weighted average remaining contractual term of 1.66 years.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units ("PSUs") to certain of its employees that vest on the satisfaction of service and performance conditions. The performance conditions are based on certain financial performance targets at the end of a three year performance period. The number of shares actually vested at the end of the three-year period may range from 0% to 200% of the target number of PSUs granted based on the actual achievement of the conditions.
The unamortized fair value as of January 1, 2022 associated with performance based restricted stock units was $4.2 million with a weighted-average remaining recognition period of 1.75 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance-based restricted stock unit activity for fiscal years 2021, 2020 and 2019:

	Number of Shares Underlying PSU	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	274,119	$54.10
Granted	70,827	122.20
Vested	(78,943)	33.33
Forfeited	(49,772)	78.29
Outstanding at December 28, 2019	216,231	78.42
Granted	130,284	46.77
Vested	(71,734)	61.44
Forfeited	(45,129)	75.17
Outstanding at January 2, 2021	229,652	66.41
Granted	134,127	94.74
Vested	(55,503)	68.41
Forfeited	(23,154)	71.68
Outstanding at January 1, 2022	285,122	$78.92
The aggregate intrinsic value of outstanding PSUs was $18.8 million based on the Company's closing stock price on January 1, 2022 of $65.88 with a weighted average remaining contractual term of 1.75 years.
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. As of January 1, 2022, there were 465,465 shares reserved for future issuance under the ESPP. The Company recognized $1.2 million, $1.0 million, and $1.1 million of stock-based compensation expense during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

13.	Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Outstanding Purchase Orders
At January 1, 2022, we had outstanding purchase orders aggregating approximately $363.9 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are cancellable without penalty.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 1, 2022 and January 2, 2021, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Balance at beginning of period	$24,392	$13,856	$11,964
Provision	42,430	28,884	14,091
Warranty claims	(34,803)	(18,348)	(12,199)
Balance at end of period	$32,019	$24,392	$13,856

14.	Employee Benefits
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
The Company elected to make a matching contribution of approximately $3.8 million, $3.0 million and $2.9 million for the plan years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating is entitled up to a maximum of three percent of his or her eligible annual payroll.

15.	Income Taxes
Income before provision for income taxes was as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Domestic	$8,880	$166,973	$84,225
Foreign	19,404	20,942	14,608
Income before income taxes	$28,284	$187,915	$98,833
The components of income tax (benefit) provision were as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current
Federal	$1,045	$13,593	$13,366
State	441	2,724	5,004
Foreign	7,019	10,451	6,941
Total current income tax provision	$8,505	$26,768	$25,311
Deferred
Federal	$(8,286)	$14,695	$(9,345)
State	(690)	2,552	(1,783)
Foreign	(1,635)	(3,168)	(650)
Total deferred income tax (benefit) provision	(10,611)	14,079	(11,778)
Total income tax (benefit) provision	$(2,106)	$40,847	$13,533

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of statutory federal income tax to the income tax (benefit) provision is as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Statutory federal income tax	$5,940	$39,462	$20,755
State taxes (net of federal benefit)	389	4,834	3,999
Federal and state credits	(7,620)	(6,702)	(8,152)
Excess tax (benefits) expenses from stock-based compensation	(4,160)	313	(6,468)
Foreign-derived intangible income	(3,253)	(3,360)	(4,180)
Executive compensation	1,706	718	2,081
Foreign tax rate differential	264	1,458	1,986
Change in valuation allowance	4,691	3,817	2,678
Other	(63)	307	834
	$(2,106)	$40,847	$13,533

The components of net deferred tax assets were as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets
Revenue reserves	$22,039	$20,564
Accruals and other liabilities	14,518	14,357
Operating lease liabilities	11,428	12,429
Tax credits and net operating loss carryforwards	17,326	12,748
Stock-based compensation	3,463	4,868
Other	5,476	3,793
Gross deferred tax assets	74,250	68,759
Valuation allowance	(13,136)	(7,643)
Total deferred tax assets	61,114	61,116
Deferred tax liabilities
Intangible assets	5,469	3,341
Operating lease right-of-use assets	10,998	11,443
Marketable equity securities	7,370	10,676
Other	2,582	2,957
Total deferred tax liabilities	26,419	28,417
Net deferred tax assets	$34,695	$32,699
The Company intends to continue to invest all of its unremitted foreign earnings, as well as the capital in its foreign subsidiaries, indefinitely outside of the U.S. At January 1, 2022, the Company has unremitted foreign earnings and any unrecognized deferred tax liability on these unremitted earnings would be immaterial.
The Company has federal and foreign net operating loss carryforwards of $3.9 million and $12.7 million, respectively, as of January 1, 2022. The Company has a valuation allowance of $2.0 million in the U.S. and a valuation allowance of $5.7 million in certain foreign jurisdictions for net operating loss carryforwards due to statutory limitations as of January 1, 2022. The Company has state research and development credit carryforwards of $19.4 million and $16.3 million as of January 1, 2022 and January 2, 2021, respectively, which expire from 2029 to 2037. Under the Internal Revenue Code and state law, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. As of January 1, 2022, January 2, 2021 and December 28, 2019, the Company had a valuation allowance of $13.1 million, $7.6 million and $3.8 million, respectively, for state research and

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development credit carryforwards and certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
A summary of the Company’s adjustments to its gross unrecognized tax benefits in the current year is as follows (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Balance at beginning of period	$8,559	$7,121	$7,119
Increase for tax positions related to the current year	914	765	770
Increase (decrease) for tax positions related to prior years	369	1,231	(768)
Decrease for lapses of statute of limitations	—	(558)	—
Balance at end of period	$9,842	$8,559	$7,121

The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of January 1, 2022, January 2, 2021 and December 28, 2019 there were no material accrued interest or penalties. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of January 1, 2022 were to become recognizable in the future, it would record a $11.2 million benefit, inclusive of interest, to the income tax provision.
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

Geographic Information
For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, sales to non-U.S. customers accounted for 51.8%, 47.9% and 50.3% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about revenue by geographical region (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Domestic	$754,173	$744,648	$603,618
International	810,814	685,742	610,392
Total	$1,564,987	$1,430,390	$1,214,010
Significant Customers
For the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, there was one customer that accounted for 10% or more of total revenue, representing 21.8%, 22.7% and 21.3%, of total revenue, respectively.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of January 1, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Aeris Cleantec AG ("Aeris") from our assessment of internal control over financial reporting as of January 1, 2022 because the Company acquired it in a business combination in 2021. Aeris' total assets and total revenues represent approximately 0.8% and 0.2%, respectively, of the Company's total assets and total revenues, as of and for the year ended January 1, 2022. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 1, 2022 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors, funds affiliated with our directors, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Exchange Act. We have been advised that certain of our officers and directors (including Colin Angle, Chief Executive Officer, and Glen Weinstein, EVP and Chief Legal Officer, as well as Mohamad Ali, and Deborah Ellinger, each a director of the Company) have entered into trading plans (each a "Plan" and collectively, the "Plans") covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2022.
ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2022.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2022.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended January 1, 2022.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 1, 2022 and January 2, 2021
Consolidated Statements of Income for the Years ended January 1, 2022, January 2, 2021 and December 28, 2019
Consolidated Statements of Comprehensive Income for the Years ended January 1, 2022, January 2, 2021 and December 28, 2019
Consolidated Statements of Stockholders’ Equity for the Years ended January 1, 2022, January 2, 2021 and December 28, 2019
Consolidated Statements of Cash Flows for the Years ended January 1, 2022, January 2, 2021 and December 28, 2019
Notes to Consolidated Financial Statements
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

10.2†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10.5†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.6	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended through the eighth amendment)

10.7*	Ninth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of January 28, 2022

10.8†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.9†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.10#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date) (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.11	Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.12	First Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.13	Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.14	First Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.15#	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 and incorporated by reference herein)
10.16†	2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)
10.17†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)
10.18†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.19†	iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)
10.20†	iRobot Corporation Senior Executive Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated by reference herein)
10.21†	Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)
10.22##	Accelerated Share Repurchase Agreement by and between the Registrant and Wells Fargo, National Association, dated August 2, 2021 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

##	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith
**	Furnished herewith

ITEM 16.        FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 15, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 15, 2022.

Signature	Title(s)
/s/ COLIN M. ANGLE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Colin M. Angle

/s/ JULIE ZEILER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Julie Zeiler

/s/ KARIAN WONG	SVP, Finance (Principal Accounting Officer)
Karian Wong

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ MICHAEL BELL	Director
Michael Bell

/s/ DEBORAH G. ELLINGER	Director
Deborah G. Ellinger

/s/ KAREN M. GOLZ	Director
Karen M. Golz

/s/ RUEY-BIN KAO	Director
Ruey-Bin Kao

/s/ EVA MANOLIS	Director
Eva Manolis

/s/ ANDREW MILLER	Director
Andrew Miller

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy