Form 10-Q
period 2022-04-02
IROBOT CORP
filed 2022-05-05
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 29, 2022 was 27,115,917.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2022

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	April 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$112,038	$201,457
Short-term investments	1,461	33,044
Accounts receivable, net	105,573	160,642
Inventory	331,085	333,296
Other current assets	96,749	61,094
Total current assets	646,906	789,533
Property and equipment, net	71,877	78,887
Operating lease right-of-use assets	31,262	37,609
Deferred tax assets	50,995	37,945
Goodwill	169,964	173,292
Intangible assets, net	26,627	28,410
Other assets	38,834	38,753
Total assets	$1,036,465	$1,184,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,908	$251,298
Accrued expenses	89,382	132,618
Deferred revenue and customer advances	13,298	11,767
Total current liabilities	275,588	395,683
Operating lease liabilities	36,904	43,462
Deferred tax liabilities	3,187	3,250
Other long-term liabilities	25,584	25,311
Total long-term liabilities	65,675	72,023
Total liabilities	341,263	467,706
Commitments and contingencies (Note 9)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,116 and 27,006 shares issued and outstanding, respectively	271	270
Additional paid-in capital	229,133	222,653
Retained earnings	455,304	485,710
Accumulated other comprehensive income	10,494	8,090
Total stockholders’ equity	695,202	716,723
Total liabilities and stockholders’ equity	$1,036,465	$1,184,429
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue	$291,969	$303,261
Cost of revenue:
Cost of product revenue	183,633	180,092
Amortization of acquired intangible assets	821	225
Total cost of revenue	184,454	180,317
Gross profit	107,515	122,944
Operating expenses:
Research and development	42,529	41,920
Selling and marketing	61,065	50,990
General and administrative	26,698	23,440
Amortization of acquired intangible assets	510	205
Total operating expenses	130,802	116,555
Operating (loss) income	(23,287)	6,389
Other expense, net	(16,746)	(160)
(Loss) income before income taxes	(40,033)	6,229
Income tax benefit	(9,627)	(1,214)
Net (loss) income	$(30,406)	$7,443
Net (loss) income per share:
Basic	$(1.12)	$0.26
Diluted	$(1.12)	$0.26
Number of shares used in per share calculations:
Basic	27,051	28,257
Diluted	27,051	29,086
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net (loss) income	$(30,406)	$7,443
Other comprehensive income:
Net foreign currency translation adjustments	(4,015)	(5,883)
Net unrealized gains on cash flow hedges, net of tax	7,653	12,967
Net (gains) losses on cash flow hedge reclassified into earnings, net of tax	(1,234)	391
Net unrealized losses on marketable securities, net of tax	—	(4)
Total comprehensive (loss) income	$(28,002)	$14,914
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	23	—	797			797
Vesting of restricted stock units	112	1	(1)			—
Stock-based compensation			7,208			7,208
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(25)	—	(1,524)			(1,524)
Other comprehensive income					2,404	2,404
Net loss				(30,406)		(30,406)
Balance at April 2, 2022	27,116	$271	$229,133	$455,304	$10,494	$695,202

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	67	1	2,588			2,589
Vesting of restricted stock units	185	2	(2)			—
Stock-based compensation			6,782			6,782
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(41)	(1)	(4,755)			(4,756)
Other comprehensive income					7,471	7,471
Directors' deferred compensation			21			21
Net income				7,443		7,443
Balance at April 3, 2021	28,395	$284	$209,890	$606,832	$6,978	$823,984

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net (loss) income	$(30,406)	$7,443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	11,241	7,501
Loss on equity investment	16,835	—
Stock-based compensation	7,208	6,782
Deferred income taxes, net	(15,571)	(95)
Other	1,539	1,582
Changes in operating assets and liabilities — (use) source
Accounts receivable	54,299	101,459
Inventory	(1,688)	(51,443)
Other assets	(26,734)	3,425
Accounts payable	(77,006)	(15,438)
Accrued expenses and other liabilities	(42,032)	(32,522)
Net cash (used in) provided by operating activities	(102,315)	28,694
Cash flows from investing activities:
Additions of property and equipment	(3,113)	(11,272)
Purchase of investments	(500)	(8,664)
Sales and maturities of investments	16,213	63,644
Net cash provided by investing activities	12,600	43,708
Cash flows from financing activities:
Proceeds from employee stock plans	797	2,589
Income tax withholding payment associated with restricted stock vesting	(1,524)	(4,756)
Net cash used in financing activities	(727)	(2,167)
Effect of exchange rate changes on cash and cash equivalents	1,023	(2,116)
Net (decrease) increase in cash and cash equivalents	(89,419)	68,119
Cash and cash equivalents, at beginning of period	201,457	432,635
Cash and cash equivalents, at end of period	$112,038	$500,754
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the Securities and Exchange Commission on February 15, 2022.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, standalone selling price, variable consideration and other obligations such as sales incentives and product returns; allowance for credit losses; accounting for business combinations; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; product warranties; loss contingencies; accounting for stock-based compensation including performance-based assessments; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, including impact from COVID-19 pandemic and the uncertainty imposed by the conflict between Russia and Ukraine, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Short-Term Investments
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
As of January 1, 2022, the Company held 1.6 million shares of Matterport, Inc. ("Matterport") from the Matterport merger in 2021 with shares received subject to time based contractual sales restrictions that expired in January 2022. During the three months ended April 2, 2022, the Company sold these Matterport shares and received net proceeds of $16.2 million and recognized a loss of $16.8 million during the period. In addition, during the three months ended April 2, 2022, the Company received an additional 0.2 million shares of Matterport upon achievement of conditions set forth in the merger agreement and recorded an unrealized gain of $1.5 million in other income (expense), net during the period. As of April 2, 2022 and January 1,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
2022, the Company had $1.5 million and $33.0 million, respectively, in short term investments related to these shares. Subsequent to April 2, 2022, the Company sold the remaining Matterport shares and received net proceeds of $1.2 million and recognized a loss of $0.3 million during the second quarter of fiscal 2022.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. As of April 2, 2022 and January 1, 2022, the Company had an allowance for credit losses of $4.1 million and $4.6 million, respectively.
Tariff Refunds
On March 23, 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. This tariff exclusion entitles the Company to a refund of approximately $29.8 million in tariffs comprised of $11.7 million in tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021, $5.9 million for tariffs paid during the first quarter of 2022 and $12.2 million for on-hand inventory imported after October 12, 2021. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover the entire balance of $29.8 million within the next twelve months. The refund receivable is recorded in other current assets on the consolidated balance sheet.
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
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statement of operations. At April 2, 2022 and January 1, 2022, the Company's equity securities without readily determinable fair values totaled $15.3 million and $16.3 million, respectively, and are included in other assets on the consolidated balance sheets.
Net (Loss) Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding shares of common stock. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net (loss) income	$(30,406)	$7,443
Basic weighted-average common shares outstanding	27,051	28,257
Dilutive effect of employee stock awards	—	829
Diluted weighted-average common shares outstanding	27,051	29,086
Net (loss) income per share - Basic	$(1.12)	$0.26
Net (loss) income per share - Diluted	$(1.12)	$0.26
Employee stock awards representing approximately 0.6 million and nil shares of common stock for the three months ended April 2, 2022 and April 3, 2021, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including, market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of April 2, 2022 and January 1, 2022 was $21.3 million and $20.9 million, respectively.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of April 2, 2022, the Company had reserves for product returns of $44.7 million and other credits and incentives of $63.7 million. As of January 1, 2022, the Company had reserves for product returns of $56.8 million and other credits and incentives of $101.6 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company would be required to increase or reduce revenue to reflect the impact. During the three months ended April 2, 2022 and April 3, 2021, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
United States	$153,174	$114,772
EMEA	65,661	116,233
Japan	50,521	40,575
Other	22,613	31,681
Total revenue	$291,969	$303,261
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	April 2, 2022	January 1, 2022
Accounts receivable, net	$96,357	$155,659
Unbilled receivables	9,216	8,747
Contract liabilities	24,219	22,996
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended April 2, 2022 and April 3, 2021, the Company recognized $4.7 million and $7.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of lease expense were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating lease cost	$851	$1,987
Variable lease cost	918	895
Total lease cost	$1,769	$2,882
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,039	$2,279
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
At April 2, 2022, the Company's weighted average discount rate was 3.99%, while the weighted average remaining lease term was 7.30 years.
Maturities of operating lease liabilities were as follows as of April 2, 2022 (in thousands):

Remainder of 2022	$5,687
2023	7,392
2024	6,099
2025	5,838
2026	5,858
Thereafter	18,976
Total minimum lease payments	$49,850
Less: imputed interest	6,900
Present value of future minimum lease payments	$42,950
Less: current portion of operating lease liabilities (Note 6)	6,046
Long-term lease liabilities	$36,904
During January 2022, the Company amended its lease on the corporate headquarters to reduce square footage. The reduction decreased the Company's future right-of-use assets and lease liabilities by $5.6 million.

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the three months ended April 2, 2022 (in thousands):

	Goodwill	Intangible assets
Balance as of January 1, 2022	$173,292	$28,410
Purchase accounting adjustments	(1,152)	—
Amortization	—	(1,331)
Effect of foreign currency translation	(2,176)	(452)
Balance as of April 2, 2022	$169,964	$26,627

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	April 2, 2022	January 1, 2022
Accrued warranty	$30,239	$32,019
Accrued compensation and benefits	17,319	19,029
Accrued manufacturing and logistics cost	6,567	23,038
Current portion of operating lease liabilities	6,046	6,220
Accrued sales and other indirect taxes payable	4,922	9,599
Derivative liability	2,198	2,600
Accrued bonus	1,991	11,375
Accrued income taxes	642	1,788
Accrued other	19,458	26,950
	$89,382	$132,618

7. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts typically have maturities of three years or less. At April 2, 2022 and January 1, 2022, the Company had outstanding cash flow hedges with a total notional value of $497.6 million and $423.3 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At April 2, 2022 and January 1, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $249.0 million and $325.4 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	April 2, 2022	January 1, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$9,807	$8,362
Foreign currency forward contracts	Other assets	994	1,627
Foreign currency forward contracts	Accrued expenses	2,198	2,377
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$10,221	$4,110
Foreign currency forward contracts	Other assets	11,549	9,610
Foreign currency forward contracts	Accrued expenses	—	223
Foreign currency forward contracts	Long-term liabilities	74	407

Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended
	Classification	April 2, 2022	April 3, 2021
Gain (loss) recognized in income	Other expense, net	$2,064	$(10,013)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended
	April 2, 2022	April 3, 2021
Foreign currency forward contracts	$10,257	$17,154
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	Three Months Ended
	April 2, 2022	April 3, 2021
	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$291,969	$303,261

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	$1,639	$(517)

8. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of April 2, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$11,606	$—	$—
Marketable equity securities, $0 at cost (2)	1,461	—	—
Derivative instruments (Note 7)	—	32,571	—
Total assets measured at fair value	$13,067	$32,571	$—

Liabilities:
Derivative instruments (Note 7)	$—	$2,272	$—
Total liabilities measured at fair value	$—	$2,272	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of January 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,003	$—	$—
Marketable equity securities, $23,286 at cost	33,044	—	—
Derivative instruments (Note 7)	—	23,709	—
Total assets measured at fair value	$66,047	$23,709	$—

Liabilities:
Derivative instruments (Note 7)	$—	$3,007	$—
Total liabilities measured at fair value	$—	$3,007	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(2)The related unrealized gain recorded in other expense, net was $1.5 million for the three months ended April 2, 2022. Marketable equity securities are included in short-term investments on the consolidated balance sheet.

9. Commitments and Contingencies
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of April 2, 2022 and January 1, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of period	$32,019	$24,392
Provision	6,036	10,185
Warranty usage	(7,816)	(10,673)
Balance at end of period	$30,239	$23,904

10. Income Taxes
Ordinarily, the Company’s interim provision for income taxes is determined using an estimate of the annual effective tax rate. The Company records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. However, for the first quarter of 2022, the Company concluded that the estimated

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate due to the range of potential impacts of the ongoing global COVID-19 pandemic, heightened inflation and reduced consumer confidence stemming from the Russia-Ukraine war may have on its business and results of operations. Accordingly, the Company has computed the tax provision using the actual effective tax rate for the three months ended April 2, 2022.
The Company recorded an income tax benefit of $9.6 million and $1.2 million for the three months ended April 2, 2022 and April 3, 2021, respectively. The $9.6 million income tax benefit for the three months ended April 2, 2022 resulted in an effective income tax rate of  24.0%. The $1.2 million income tax benefit for the three months ended April 3, 2021 resulted in an effective tax rate of (19.5)%. The change in effective income tax rate was primarily driven by a discrete tax item of excess stock-based compensation windfalls recognized for the three months ended April 3, 2021 compared to stock-based compensation shortfalls recognized during the current period.
The Company's 24.0% effective rate of income tax for the three months ended April 2, 2022 was higher than the federal statutory tax rate of 21% primarily because of the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
11. Industry Segment, Geographic Information and Significant Customers
The Company operates as one operating segment. The Company's consumer robots are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
Significant Customers
For the three months ended April 2, 2022 and April 3, 2021, the Company generated 26.6% and 17.0%, respectively, of total revenue from one of its retailers.
12. Subsequent Event
Credit Facility
On May 4, 2022, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America N.A. (the "Amendment") with an effective date of March 31, 2022. The Amendment waives the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for all of fiscal 2022. The Amendment also increases the borrowing rate under the facility for 2022 to LIBOR plus 1.5%. With this Amendment, as of April 2, 2022, the Company is in compliance with the covenants under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to statements concerning new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, product integration plans, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, efforts to mitigate supply chain challenges, availability of semiconductor chips, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of April 2, 2022, we had 1,415 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by our Genius Home Intelligence ("Genius") platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations that further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within Genius will support our ability to build out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. In March 2022, iRobot released Genius 4.0 Home Intelligence, which adds a number of new pragmatic, convenient new experiences, makes Imprint Smart Mapping available for Roomba i3 and i3+ customers, and increases the range of objects that our Roomba j7 robot can identify and avoid. In addition, we continued to expand our connected customer base, focus on ways to keep customer use of our products and overall satisfaction levels high, and advance key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel.
In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. The tariff exclusion entitles us to a refund of approximately $29.8 million in tariffs comprised of $11.7 million in tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021, $5.9 million for tariffs paid during the first quarter of 2022 and $12.2 million for on-hand inventory imported after October 12, 2021.

In addition to the ongoing impact of the COVID-19 pandemic, we anticipate potential disruptions in the consumer marketplace, particularly in EMEA, primarily driven by a combination of heightened inflation that threatens to curb consumer spending and reduced consumer confidence stemming from the Russia-Ukraine war. In March 2022, in response to the Russian invasion of Ukraine, we halted all new sales of our products to Russia. Revenue from our Russian distributor in 2021 was not material to our business.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit and operating (loss) income. During the three months ended April 2, 2022 and April 3, 2021, we had gross profit of $107.5 million and $122.9 million, respectively, and operating (loss) income of $(23.3) million and $6.4 million, respectively. A summary of key metrics for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$291,969	$303,261

Non-GAAP Gross Profit	$100,588	$123,531
Non-GAAP Gross Margin	34.5%	40.7%

Non-GAAP Operating (Loss) Income	$(18,516)	$14,954
Non-GAAP Operating Margin	(6.3)%	4.9%

Total robot units shipped (in thousands)	974	1,088
Average gross selling prices for robot units	$333	$319
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
Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of transaction fees, professional fees, and transition and integration costs directly associated with mergers, acquisitions and divestitures. It also includes business combination adjustments including adjustments after the measurement period has ended.
Stock-Based Compensation: Stock-based compensation is a non-cash charge relating to stock-based awards.
Tariff Refunds: We were granted an exclusion from Section 301 List 3 in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our fiscal 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
IP Litigation Expense, Net: IP litigation expense, net relates to legal costs incurred to litigate patent, trademark, copyright and false advertising infringements, or to oppose or defend against interparty actions related to intellectual property. Any settlement payment or proceeds resulting from these infringements are included or netted against the costs.
Restructuring and Other: Restructuring charges are related to one-time actions associated with realigning resources, enhancing operational productivity and efficiency, or improving our cost structure in support of our strategy. Such actions are not reflective of ongoing operations and include costs primarily associated with severance costs, certain professional fees, costs associated with consolidation of warehouses, and other non-recurring costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
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

The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(in thousands, except per share amounts)
GAAP Gross Profit	$107,515	$122,944
Amortization of acquired intangible assets	821	225
Stock-based compensation	441	362
Tariff refunds	(11,727)	—
Restructuring and other	3,538	—
Non-GAAP Gross Profit	$100,588	$123,531
Non-GAAP Gross Margin	34.5%	40.7%

GAAP Operating (Loss) Income	$(23,287)	$6,389
Amortization of acquired intangible assets	1,331	430
Stock-based compensation	7,208	6,782
Tariff refunds	(11,727)	—
Net merger, acquisition and divestiture expense	109	—
IP litigation expense, net	3,487	1,140
Restructuring and other	4,363	213
Non-GAAP Operating (Loss) Income	$(18,516)	$14,954
Non-GAAP Operating Margin	(6.3)%	4.9%

GAAP Net (Loss) Income	$(30,406)	$7,443
Amortization of acquired intangible assets	1,331	430
Stock-based compensation	7,208	6,782
Tariff refunds	(11,727)	—
Net merger, acquisition and divestiture expense	109	—
IP litigation expense, net	3,487	1,140
Restructuring and other	4,363	213
Loss (gain) on strategic investments	16,835	(38)
Income tax effect	(9,185)	(4,051)
Non-GAAP Net (Loss) Income	$(17,985)	$11,919

GAAP Net (Loss) Income Per Diluted Share	$(1.12)	$0.26
Dilutive effect of non-GAAP adjustments	0.46	0.15
Non-GAAP Net (Loss) Income Per Diluted Share	$(0.66)	$0.41
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results and outcomes may differ from our estimates and assumptions.
The critical accounting policies affected most significantly by estimates and assumptions used in the preparation of our consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the Securities and Exchange Commission on February 15, 2022. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements. There have been no material changes in these critical accounting policies and estimates.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	62.9	59.4
Amortization of acquired intangible assets	0.3	0.1
Total cost of revenue	63.2	59.5
Gross profit	36.8	40.5
Operating expenses:
Research and development	14.6	13.8
Selling and marketing	20.9	16.8
General and administrative	9.1	7.7
Amortization of acquired intangible assets	0.2	0.1
Total operating expenses	44.8	38.4
Operating (loss) income	(8.0)	2.1
Other expense, net	(5.7)	—
(Loss) income before income taxes	(13.7)	2.1
Income tax benefit	(3.3)	(0.4)
Net (loss) income	(10.4)%	2.5%
Comparison of Three Months Ended April 2, 2022 and April 3, 2021
Revenue

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
		(Dollars in thousands)
Revenue	$291,969	$303,261	$(11,292)	(3.7)%
Revenue for the three months ended April 2, 2022 decreased $11.3 million to $292.0 million, or 3.7%, from $303.3 million for the three months ended April 3, 2021. Geographically, in the three months ended April 2, 2022, international revenue decreased $49.7 million, or 26.4%, which primarily reflected a 43.5% decrease in EMEA largely due to an exceptionally strong quarter in the EMEA region a year ago. The decrease was slightly offset by a $9.9 million, or 24.5% increase in Japan, while domestic revenue increased $38.4 million, or 33.5%, compared to the three months ended April 3, 2021. The decrease in revenue was also impacted by a 10.5% decrease in total robots shipped offset by a 4.4% increase in gross average selling price for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. Despite the decrease in total revenue, our direct-to-consumer revenue growth of 16.8% to $40.8 million, or 14.0% of total revenue, reflected continued expansion of this channel as we invested in enhancing the online buying experience and upgrading our digital marketing capabilities.
Cost of Product Revenue

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of product revenue	$183,633	$180,092	$3,541	2.0%
As a percentage of revenue	62.9%	59.4%

Cost of product revenue increased to $183.6 million in the three months ended April 2, 2022, compared to $180.1 million in the three months ended April 3, 2021. The increase in cost was driven by higher supply chain cost continuing from the second half of fiscal 2021 and a one-time action associated with the consolidation of warehouses in the U.S. These increases in cost of product revenue are mostly offset by lower product cost driven by a 3.7% decrease in revenue and lower Section 301 tariff expense during the three months ended April 2, 2022. In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs which eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. As a result of this exclusion, we recognized approximately $11.7 million as a benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during the three months ended April 2, 2022, compared to $3.4 million in tariff expense during the three months ended April 3, 2021.
Gross Profit

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Gross profit	$107,515	$122,944	$(15,429)	(12.5)%
Gross margin	36.8%	40.5%
Gross margin decreased to 36.8% in the three months ended April 2, 2022, compared to 40.5% in the three months ended April 3, 2021. Gross margin decreased 3.7% driven by continuing supply chain headwinds with increases in freight and material costs, along with price reductions and higher promotional activities for certain products of varying magnitudes across regions. The decrease is offset by lower warranty expense and tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described. In addition, gross margin was favorably impacted from $11.7 million recognized as a benefit from tariff refunds during the three months ended April 2, 2022 related to tariffs expensed in fiscal 2021. We expect gross margin pressure to continue over the next few quarters, as we anticipate continued elevated costs associated with increased raw materials, oceanic transport and air freight expenses as well as higher component costs associated with limited semiconductor chip availability.
Research and Development

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Research and development	$42,529	$41,920	$609	1.5%
As a percentage of revenue	14.6%	13.8%
Research and development expenses increased $0.6 million, or 1.5%, to $42.5 million (14.6% of revenue) in the three months ended April 2, 2022 from $41.9 million (13.8% of revenue) in the three months ended April 3, 2021. This increase was primarily due to a $2.4 million increase in people-related costs associated with additional headcount, offset by lower short-term incentive compensation cost of $2.0 million.
Selling and Marketing

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Selling and marketing	$61,065	$50,990	$10,075	19.8%
As a percentage of revenue	20.9%	16.8%
Selling and marketing expenses increased $10.1 million, or 19.8%, to $61.1 million (20.9% of revenue) in the three months ended April 2, 2022 from $51.0 million (16.8% of revenue) in the three months ended April 3, 2021. This increase was primarily attributable to higher marketing spend of $7.0 million associated with increased use of working media to drive sales growth, $2.0 million increase in people-related costs associated with additional headcount as well as $0.9 million higher technology related cost including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities. These increases were offset by lower short-term incentive compensation of $0.8 million.

General and Administrative

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
General and administrative	$26,698	$23,440	$3,258	13.9%
As a percentage of revenue	9.1%	7.7%
General and administrative expenses increased $3.3 million, or 13.9%, to $26.7 million (9.1% of revenue) in the three months ended April 2, 2022 from $23.4 million (7.7% of revenue) in the three months ended April 3, 2021. This increase was primarily due to a $1.6 million increase in legal fees driven by higher intellectual property litigation costs and a $1.2 million increase in enterprise software maintenance, support and services. In addition, during the three months ended April 2, 2022, the allowance for credit loss decreased $0.5 million as compared to a decrease of $2.1 million during the three months ended April 3, 2021. These increases were partially offset by lower vesting expectations related to our performance-based stock-based compensation and lower short-term incentive compensation cost of $1.9 million.
Amortization of Acquired Intangible Assets

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of revenue	$821	$225	$596	264.9%
Operating expense	510	205	305	148.8%
Total amortization expense	$1,331	$430	$901	209.5%
As a percentage of revenue	0.5%	0.1%
The increase in amortization of acquired intangible assets in the three months ended April 2, 2022 as compared to the three months ended April 3, 2021, was primarily related to the acquired intangible assets as part of the acquisition of Aeris Cleantec AG in the fourth quarter of 2021.
Other Expense, Net

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Other expense, net	$(16,746)	$(160)	$(16,586)	10,366.3%
As a percentage of revenue	(5.7)%	—%
During the three months ended April 2, 2022, other expense, net primarily consists of a realized loss of $16.8 million associated with the sale of Matterport shares. Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.
Income Tax Benefit

	Three Months Ended
	April 2, 2022	April 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)
Income tax benefit	$(9,627)	$(1,214)	$(8,413)	693.0%
Effective income tax rate	24.0%	(19.5)%
We recorded an income tax benefit of $9.6 million and $1.2 million for the three months ended April 2, 2022 and April 3, 2021, respectively. The $9.6 million income tax benefit for the three months ended April 2, 2022 resulted in an effective income tax rate of 24.0%. The $1.2 million income tax benefit for the three months ended April 3, 2021 resulted in an effective income tax rate of (19.5)%. The change in effective tax rate was primarily driven by a discrete tax item of excess stock-based compensation windfalls recognized for the three months ended April 3, 2021 compared to stock-based compensation shortfalls recognized during the current period.
Our 24.0% effective rate of income tax for the three months ended April 2, 2022 was higher than the federal statutory tax rate of 21% primarily because of the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
Liquidity and Capital Resources
At April 2, 2022, our principal sources of liquidity were cash and cash equivalents totaling $112.0 million. Our working capital, which represents our total current assets less total current liabilities, was $371.3 million as of April 2, 2022, compared to $393.9 million as of January 1, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $51.2 million as of April 2, 2022. We expect the cash held overseas to be permanently reinvested outside of the United States, and our U.S. operation to be funded through its own operating cash flows, cash, and if necessary, through borrowing under our working capital credit facility.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the three months ended April 2, 2022 and April 3, 2021, we spent $3.1 million and $11.3 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the three months ended April 2, 2022 was $102.3 million, of which the principal components were the cash outflow of $93.2 million from change in working capital and our net loss of $30.4 million, partially offset by non-cash charges of $21.3 million. The change in working capital was driven by decreases in accounts payable and accrued liabilities of $119.0 million. This was partially offset by a decrease in accounts receivable of $54.3 million.
Cash provided by investing activities
Net cash provided by investing activities for the three months ended April 2, 2022 was $12.6 million. During the three months ended April 2, 2022, we received $16.2 million from the sales and maturities of our investments while we paid $0.5 million for the purchases of investments. We invested $3.1 million in the purchase of property and equipment, including machinery and tooling for new products.
Cash used in financing activities
Net cash used in financing activities for the three months ended April 2, 2022 was $0.7 million. During the three months ended April 2, 2022, we received $0.8 million from employee stock plans and paid $1.5 million upon vesting of restricted stock where 25,213 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
We currently have a $150 million unsecured revolving line of credit which expires in June 2023. As of April 2, 2022, we had no outstanding borrowings under our revolving credit facility. The revolving line of credit is available to fund working capital and other corporate purposes. The interest on loans under our credit facility accrues, at our election, at either (1) LIBOR plus a margin, currently equal to 1.0%, based on our ratio of indebtedness to Adjusted EBITDA (the "Eurodollar Rate"), or (2) the lender’s base rate. The lender’s base rate is equal to the highest of (1) the federal funds rate plus 0.5%, (2) the lender’s prime rate and (3) the Eurodollar Rate plus 1.0%. In the event USD LIBOR is discontinued as expected in June 2023, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.

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
The credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. On May 4, 2022, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America N.A. (the "Amendment") with an effective date of March 31, 2022. The Amendment waives the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for the remainder of 2022. The Amendment also increases the borrowing rate under the Credit Agreement for 2022 to LIBOR plus 1.5%. With this Amendment, as of April 2, 2022, we are in compliance with the covenants under the Credit Agreement.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of April 2, 2022, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of April 2, 2022, we had no outstanding balance under the guarantee line of credit.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, capital expenditures and operating leases, all of which we anticipate funding through existing cash and cash equivalents as well as through our credit facility. We believe our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents, short-term investments, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, the overall macro economic conditions due to heightened inflation and reduced consumer confidence stemming from the Russia-Ukraine war and the ongoing impact of the COVID-19 pandemic on our business. Moreover, to the extent existing cash and cash equivalents, short-term investments, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended January 1, 2022. Our principal commitments generally consist of obligations under our credit facility, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. There have been no material changes in our contractual obligations and commitments since January 1, 2022.
At April 2, 2022, we had outstanding purchase orders aggregating approximately $327.4 million. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are cancellable without penalty.
Recently Adopted Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including British Pounds, Canadian Dollars, Chinese Renminbi, Euros, Japanese Yen and Swiss Franc. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.
In addition to international business conducted in foreign currencies, we have international revenue denominated in U.S. dollars. As the U.S. dollar strengthens or weakens against other currencies, our international distributors may be impacted, which could affect their profitability and our ability to maintain current pricing levels on our international consumer products.
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At April 2, 2022 and January 1, 2022, we had outstanding cash flow hedges with a total notional value of $497.6 million and $423.3 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At April 2, 2022 and January 1, 2022, we had outstanding economic hedges with a total notional value of $249.0 million and $325.4 million, respectively.
At April 2, 2022, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $50.9 million.
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
Part II. Other Information
Item 1. Legal Proceedings
This information is included in Note 9, Commitments and Contingencies, in the accompanying notes to the unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 1, 2022, other than as set forth below:

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
On October 4, 2021, the USTR announced its decision to establish a new process for importers to apply for exclusions from Section 301 tariffs in 549 product categories, including robotic vacuum cleaners. Beginning October 12, 2021, the USTR started accepting comments on whether or not reinstating certain tariff exclusions will impact or result in severe economic harm to companies or other interests of the United States. On March 23, 2022, the USTR announced that it had reinstated a tariff exclusion for both robot vacuums and certain air purifiers, effective from October 12, 2021, through December 31, 2022. We do not currently believe that additional exclusions will be available after December 31, 2022.
These tariffs, and other governmental action relating to international trade agreements or policies, have directly or indirectly adversely impacted demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, have adversely impacted, and we expect will continue to adversely impact, our business, financial condition and results of operations. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy, whether exclusions will be extended, or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could further adversely impact our business, financial condition and results of operations.
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
Moreover, in recent months, inflation has increased significantly in the United States, the European Union and in many of the countries where we conduct business. Inflation impacts consumer spending and increases the costs of many aspects of our business, including the costs of our products sold, transportation and travel costs, and labor costs. If inflation decreases consumer demand or we are unable to increase our prices to sufficiently offset the increased costs of doing business, our results of operations and profitability may be adversely impacted.
Because we are an increasingly global business that in the three month ended April 2, 2022 and April 3, 2021 generated approximately 47.5% and 62.2%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For the three months ended April 2, 2022 and April 3, 2021, sales to non-U.S. customers accounted for 47.5% and 62.2%, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
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
•domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future, including the invasion of Ukraine by Russia, the possibility of military action in countries near or adjacent to Ukraine, and the sanctions and other actions taken by the European Union, the United States and other governments around the world in response;
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
The conflict in the Ukraine has, and we anticipate will continue to have, an adverse impact upon our business operations. In March 2022, in response to the Russian invasion of Ukraine, we halted all new sales of our products to Russia. It is unclear whether we will resume shipments to Russia in 2022. As this conflict continues, we have seen, and believe we will continue to see, an impact to consumer spending in other regions.
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
On February 21, 2022, we were informed by our primary North American third-party logistics (3PL) partner that it had suffered a major cyber incident shutting down a significant portion of its ability to perform 3PL services on our behalf. While iRobot’s systems were not impacted in the incident, we took certain actions to mitigate the lack of 3PL services.

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
Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement, and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On May 4, 2022, iRobot Corporation (the "Company") entered into a Second Amendment to Amended and Restated Credit Agreement (the "Credit Facility Amendment") to its existing unsecured revolving credit facility (the "Credit Facility") with Bank of America, N.A. (the "Lender") dated December 20, 2013, (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2018) and a Second Amendment to Amended and Restated Reimbursement Agreement (the "Reimbursement Agreement Amendment") to its existing reimbursement agreement with the Lender dated December 20, 2013 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2018). The Credit Facility Amendment provides for the suspension of compliance with certain covenants, inter alia, those related to debt to EBITDA ratios in 2022, and the addition for fiscal year 2022 of a covenant requiring the company to maintain certain minimum cash balances ranging from $40 million to $75 million.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*#	Manufacturing Services Agreement between the Registrant and Jabil Circuit, Inc., dated as of March 18, 2010 (as amended to date)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 5, 2022	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)