Form 10-Q
period 2022-07-02
IROBOT CORP
filed 2022-08-10
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 29, 2022 was 27,229,605.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2022

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	July 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$63,409	$201,457
Short-term investments	—	33,044
Accounts receivable, net	87,766	160,642
Inventory	397,012	333,296
Other current assets	111,654	61,094
Total current assets	659,841	789,533
Property and equipment, net	69,294	78,887
Operating lease right-of-use assets	29,875	37,609
Deferred tax assets	62,698	37,945
Goodwill	164,869	173,292
Intangible assets, net	24,072	28,410
Other assets	59,312	38,753
Total assets	$1,069,961	$1,184,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,388	$251,298
Accrued expenses	91,084	132,618
Deferred revenue and customer advances	13,645	11,767
Short-term notes payable	35,000	—
Total current liabilities	332,117	395,683
Operating lease liabilities	35,066	43,462
Deferred tax liabilities	2,904	3,250
Other long-term liabilities	23,098	25,311
Total long-term liabilities	61,068	72,023
Total liabilities	393,185	467,706
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,229 and 27,006 shares issued and outstanding, respectively	272	270
Additional paid-in capital	239,369	222,653
Retained earnings	411,883	485,710
Accumulated other comprehensive income	25,252	8,090
Total stockholders’ equity	676,776	716,723
Total liabilities and stockholders’ equity	$1,069,961	$1,184,429
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$255,351	$365,596	$547,320	$668,857
Cost of revenue:
Cost of product revenue	173,531	226,395	357,164	406,487
Amortization of acquired intangible assets	875	225	1,696	450
Total cost of revenue	174,406	226,620	358,860	406,937
Gross profit	80,945	138,976	188,460	261,920
Operating expenses:
Research and development	41,937	38,677	84,466	80,597
Selling and marketing	76,017	76,677	137,082	127,668
General and administrative	26,380	26,459	53,078	49,899
Amortization of acquired intangible assets	525	205	1,035	409
Total operating expenses	144,859	142,018	275,661	258,573
Operating (loss) income	(63,914)	(3,042)	(87,201)	3,347
Other expense, net	(2,182)	(286)	(18,928)	(446)
(Loss) income before income taxes	(66,096)	(3,328)	(106,129)	2,901
Income tax benefit	(22,675)	(570)	(32,302)	(1,784)
Net (loss) income	$(43,421)	$(2,758)	$(73,827)	$4,685
Net (loss) income per share:
Basic	$(1.60)	$(0.10)	$(2.72)	$0.17
Diluted	$(1.60)	$(0.10)	$(2.72)	$0.16
Number of shares used in per share calculations:
Basic	27,161	28,100	27,106	28,178
Diluted	27,161	28,100	27,106	28,908
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(43,421)	$(2,758)	$(73,827)	$4,685
Other comprehensive income:
Net foreign currency translation adjustments	(7,360)	1,114	(11,375)	(4,769)
Net unrealized gains (losses) on cash flow hedges, net of tax	24,934	(36)	32,587	12,932
Net gains on cash flow hedge reclassified into earnings, net of tax	(2,816)	(932)	(4,050)	(542)
Net unrealized gains on marketable securities, net of tax	—	—	—	(4)
Total comprehensive (loss) income	$(28,663)	$(2,612)	$(56,665)	$12,302
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at April 2, 2022	27,116	$271	$229,133	$455,304	$10,494	$695,202
Issuance of common stock under employee stock plans	61	1	2,290			2,291
Vesting of restricted stock units	54	—	—			—
Stock-based compensation			8,023			8,023
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(2)	—	(77)			(77)
Other comprehensive income					14,758	14,758
Net loss				(43,421)		(43,421)
Balance at July 2, 2022	27,229	$272	$239,369	$411,883	$25,252	$676,776

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	84	1	3,087			3,088
Vesting of restricted stock units	166	1	(1)			—
Stock-based compensation			15,231			15,231
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(27)	—	(1,601)			(1,601)
Other comprehensive income					17,162	17,162
Net loss				(73,827)		(73,827)
Balance at July 2, 2022	27,229	$272	$239,369	$411,883	$25,252	$676,776
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at April 3, 2021	28,395	$284	$209,890	$606,832	$6,978	$823,984
Issuance of common stock under employee stock plans	54	1	2,541			2,542
Vesting of restricted stock units	48	—	—			—
Stock-based compensation			7,340			7,340
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	—	—	(43)			(43)
Other comprehensive income					146	146
Directors' deferred compensation			21			21
Stock repurchases	(447)	(4)	(3,374)	$(46,622)		(50,000)
Net loss				(2,758)		(2,758)
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	121	1	5,130			5,131
Vesting of restricted stock units	233	2	(2)			—
Stock-based compensation			14,122			14,122
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(41)	—	(4,799)			(4,799)
Other comprehensive income					7,617	7,617
Directors' deferred compensation			42			42
Stock repurchases	(447)	(4)	(3,374)	(46,622)		(50,000)
Net income				4,685		4,685
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net (loss) income	$(73,827)	$4,685
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of the effects of acquisition:
Depreciation and amortization	19,715	15,635
Loss on equity investment	18,814	—
Stock-based compensation	15,231	14,122
Deferred income taxes, net	(35,467)	210
Other	2,844	3,286
Changes in operating assets and liabilities — (use) source
Accounts receivable	70,372	94,477
Inventory	(70,400)	(94,918)
Other assets	(31,657)	(7,554)
Accounts payable	(58,520)	2,071
Accrued expenses and other liabilities	(43,617)	(30,215)
Net cash (used in) provided by operating activities	(186,512)	1,799
Cash flows from investing activities:
Additions of property and equipment	(4,894)	(21,924)
Purchase of investments	(3,090)	(9,606)
Sales and maturities of investments	17,383	63,644
Net cash provided by investing activities	9,399	32,114
Cash flows from financing activities:
Proceeds from employee stock plans	3,088	5,131
Income tax withholding payment associated with restricted stock vesting	(1,601)	(4,799)
Stock repurchases	—	(50,000)
Proceeds from borrowings	35,000	—
Net cash provided by (used in) financing activities	36,487	(49,668)
Effect of exchange rate changes on cash and cash equivalents	2,578	(1,039)
Net decrease in cash and cash equivalents	(138,048)	(16,794)
Cash and cash equivalents, at beginning of period	201,457	432,635
Cash and cash equivalents, at end of period	$63,409	$415,841
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
Merger Agreement
On August 4, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon") and Martin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, each share of common stock of the Company, par value $0.01 per share ("Common Stock"), outstanding immediately prior to the effective time of the Merger (the "Effective Time") (subject to certain exceptions, including shares of Common Stock owned by the Company, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, the Company’s Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Short-Term Investments
The Company's short term investments include marketable equity securities with readily determinable fair value and debt securities. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The change in fair value of the Company's investments in marketable equity securities is recognized as unrealized gains and losses in other expense, net at the end of each reporting period.
As of January 1, 2022, the Company had $33.0 million in short term investments made up of 1.6 million shares of Matterport, Inc. ("Matterport") from the Matterport merger in 2021 with shares received subject to time based contractual sales restrictions that expired in January 2022. During the first quarter of 2022, the Company sold these Matterport shares and received net proceeds of $16.2 million. In addition, during the first quarter of 2022, the Company received an additional 0.2 million shares of Matterport upon achievement of conditions set forth in the merger agreement. During the three months ended July 2, 2022, the Company sold the remaining Matterport shares and received net proceeds of $1.2 million. During the three and six months ended July 2, 2022, the Company recognized losses of $0.3 million and $17.1 million, respectively, in other expense, net related to the sales of these shares. As of July 2, 2022, the Company did not have any short term investments.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. As of July 2, 2022 and January 1, 2022, the Company had an allowance for credit losses of $6.4 million and $4.6 million, respectively.
Tariff Refunds
On March 23, 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. As of July 2, 2022, this tariff exclusion entitles the Company to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, the Company recognized $11.7 million of refunds as operating income (reduction to cost of product revenue) related to tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover the entire balance of $32.0 million within the next twelve months. The refund receivable is recorded in other current assets on the consolidated balance sheet.
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
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statement of operations. At July 2, 2022 and January 1, 2022, the Company's equity securities without readily determinable fair values totaled $16.2 million and $16.3 million, respectively, and are included in other assets on the consolidated balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Net (Loss) Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding shares of common stock. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(43,421)	$(2,758)	$(73,827)	$4,685
Basic weighted-average common shares outstanding	27,161	28,100	27,106	28,178
Dilutive effect of employee stock awards	—	—	—	730
Diluted weighted-average common shares outstanding	27,161	28,100	27,106	28,908
Net (loss) income per share - Basic	$(1.60)	$(0.10)	$(2.72)	$0.17
Net (loss) income per share - Diluted	$(1.60)	$(0.10)	$(2.72)	$0.16
Employee stock awards representing approximately 1.3 million and 0.8 million shares of common stock for the three months ended July 2, 2022 and July 3, 2021, and approximately 1.0 million and 0.1 million shares of common stock for the six months ended July 2, 2022 and July 3, 2021, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including, market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of July 2, 2022 and January 1, 2022 was $21.3 million and $20.9 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of July 2, 2022, the Company had reserves for product returns of $42.8 million and other credits and incentives of $64.3 million. As of January 1, 2022, the Company had reserves for product returns of $56.8 million and other credits and incentives of $101.6 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and six months ended July 2, 2022 and July 3, 2021, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	$139,377	$196,824	$292,551	$311,596
EMEA	55,922	91,559	121,583	207,790
Japan	38,929	47,254	89,450	87,829
Other	21,123	29,959	43,736	61,642
Total revenue	$255,351	$365,596	$547,320	$668,857
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	July 2, 2022	January 1, 2022
Accounts receivable, net	$81,318	$155,659
Unbilled receivables	8,799	8,747
Contract liabilities	24,062	22,996
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue and trade-in liability recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended July 2, 2022 and July 3, 2021, the Company recognized $5.8 million and $3.4 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended July 2, 2022 and July 3, 2021, the Company recognized $7.6 million and $8.9 million, respectively, of the contract liability balance as revenue upon transfer of the product or services to customers.

4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$2,163	$2,147	$3,014	$4,134
Variable lease cost	1,010	1,033	1,928	1,928
Total lease cost	$3,173	$3,180	$4,942	$6,062
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,995	$2,100	$4,034	$4,379
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—
At July 2, 2022, the Company's weighted average discount rate was 4.01%, while the weighted average remaining lease term was 7.16 years.
Maturities of operating lease liabilities were as follows as of July 2, 2022 (in thousands):

Remainder of 2022	$3,582
2023	7,315
2024	6,034
2025	5,781
2026	5,806
Thereafter	18,930
Total minimum lease payments	$47,448
Less: imputed interest	6,291
Present value of future minimum lease payments	$41,157
Less: current portion of operating lease liabilities (Note 6)	$6,091
Long-term lease liabilities	$35,066

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the six months ended July 2, 2022 (in thousands):

	Goodwill	Intangible assets
Balance as of January 1, 2022	$173,292	$28,410
Purchase accounting adjustments	(583)	—
Amortization	—	(2,731)
Effect of foreign currency translation	(7,840)	(1,607)
Balance as of July 2, 2022	$164,869	$24,072

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	July 2, 2022	January 1, 2022
Accrued warranty	$26,814	$32,019
Accrued compensation and benefits	20,713	19,029
Current portion of operating lease liabilities	6,091	6,220
Accrued manufacturing and logistics cost	6,083	23,038
Derivative liability	5,593	2,600
Accrued sales and other indirect taxes payable	3,830	9,599
Accrued bonus	3,493	11,375
Accrued income taxes	1,665	1,788
Accrued other	16,802	26,950
	$91,084	$132,618

7. Working Capital Facility
Credit Facility
The Company has a $150.0 million unsecured revolving line of credit which expires in June 2023. On May 4, 2022, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America N.A. (the "Amendment") with an effective date of March 31, 2022. The Amendment waives the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for all of fiscal 2022. The Amendment also increases the borrowing rate under the facility for 2022 to LIBOR plus 1.5%.
During the three months ended July 2, 2022, the Company had borrowings of $35.0 million under the revolving credit facility, with $115.0 million available for borrowing at July 2, 2022. As of July 2, 2022, the Company was in compliance with the covenants under the Credit Agreement.

8. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts typically have maturities of three years or less. At July 2, 2022 and January 1, 2022, the Company had outstanding cash flow hedges with a total notional value of $509.2 million and $423.3 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At July 2, 2022 and January 1, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $305.2 million and $325.4 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	July 2, 2022	January 1, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$15,306	$8,362
Foreign currency forward contracts	Other assets	847	1,627
Foreign currency forward contracts	Accrued expenses	5,593	2,377
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$18,211	$4,110
Foreign currency forward contracts	Other assets	30,477	9,610
Foreign currency forward contracts	Accrued expenses	—	223
Foreign currency forward contracts	Long-term liabilities	—	407

Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gain (loss) recognized in income	Other expense, net	$4,168	$391	$6,232	$(9,623)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign currency forward contracts	$33,204	$(47)	$43,461	$17,107
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$255,351	$365,596	$547,320	$668,857

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$3,742	$1,231	$5,381	$717

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
9. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of July 2, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$2,113	$—	$—
Derivative instruments (Note 8)	—	64,841	—
Total assets measured at fair value	$2,113	$64,841	$—

Liabilities:
Derivative instruments (Note 8)	$—	$5,593	$—
Total liabilities measured at fair value	$—	$5,593	$—

	Fair Value Measurements as of January 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,003	$—	$—
Marketable equity securities, $23,286 at cost	33,044	—	—
Derivative instruments (Note 8)	—	23,709	—
Total assets measured at fair value	$66,047	$23,709	$—

Liabilities:
Derivative instruments (Note 8)	$—	$3,007	$—
Total liabilities measured at fair value	$—	$3,007	$—
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of July 2, 2022 and January 1, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$30,239	$23,904	$32,019	$24,392
Provision	4,000	10,236	10,036	20,421
Warranty usage	(7,425)	(9,422)	(15,241)	(20,095)
Balance at end of period	$26,814	$24,718	$26,814	$24,718

11. Income Taxes
Ordinarily, the Company’s interim provision for income taxes is determined using an estimate of the annual effective tax rate. The Company records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. For the first quarter of 2022, the Company concluded that the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate in light of the wide range of potential impacts on its business and results of operations from the ongoing global COVID-19 pandemic and evolving macroeconomic conditions and geopolitical events around the world, including heightened inflation, rising energy costs, slowing growth, reduced consumer confidence and the Russia-Ukraine war. Accordingly, the Company computed its interim provision for income taxes for the three months ended April 2, 2022 using the actual effective tax rate for the period. For the three months ended July 2, 2022, the Company determined that the ongoing external factors cited above had a less distortive impact on its estimated annual effective tax rate. Accordingly, the Company calculated its interim provision for income taxes for the six-month period ended July 2, 2022 using an estimate of the annual effective tax rate. The Company’s provision for income taxes for the three-month period ended July 2, 2022 reflects the change from using the actual effective rate in the first quarter of 2022 to using the estimated annual effective tax rate in the first half of 2022.
The Company recorded an income tax benefit of $22.7 million and $0.6 million for the three months ended July 2, 2022 and July 3, 2021, respectively. The $22.7 million income tax benefit for the three months ended July 2, 2022 resulted in an effective income tax rate of  34.3%. The $0.6 million income tax benefit for the three months ended July 3, 2021 resulted in an effective tax rate of 17.1%. The increase in the effective income tax rate was primarily driven by the change in the expected mix of geographic earnings and tax attributes during the three months ended July 2, 2022 as well as discrete tax expense recognized in the three months ended July 3, 2021.
The Company's 34.3% effective rate of income tax for the three months ended July 2, 2022 was higher than the federal statutory tax rate of 21% primarily because of the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
The Company recorded an income tax benefit of $32.3 million and $1.8 million for the six months ended July 2, 2022 and July 3, 2021, respectively. The $32.3 million income tax benefit for the six months ended July 2, 2022 resulted in an effective tax rate of 30.4%. The $1.8 million income tax benefit for the six months ended July 3, 2021 resulted in an effective tax rate of (61.5)%. The change in the effective income tax rate was primarily due to the recognition of discrete tax benefits related to stock-based compensation during the six months ended July 3, 2021 compared to discrete tax expense during the current year.
The Company's effective income tax rate of 30.4% for the six months ended July 2, 2022 differed from the federal statutory tax rate of 21% primarily due to the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
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
Significant Customers
For the three months ended July 2, 2022 and July 3, 2021, the Company generated 27.1% and 32.5%, respectively, of total revenue from one of its retailers.
For the six months ended July 2, 2022 and July 3, 2021, the Company generated 26.8% and 25.5%, respectively, of total revenue from one of its retailers.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
13. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. As of July 2, 2022, there were 452,345 shares reserved for future issuance under the ESPP. The current offering period under the ESPP is scheduled to close on November 15, 2022 unless the closing of the Merger occurs sooner (the "Final Offering"), and under the terms of the Merger Agreement, no additional offering period may be commenced. Each participant’s contributions under the ESPP shall be used to purchase shares of the Company’s common stock in accordance with the terms of the ESPP at the end of the Final Offering, and the Company will terminate the ESPP immediately prior to, but contingent upon the occurrence of, the closing of the Merger.
14. Subsequent Events
On August 3, 2022, the Company began implementing cost-reduction actions to manage its operating expenses and restructure its operations. As part of this restructuring, the Company is accelerating actions to shift certain non-core engineering functions to lower-cost regions and increasingly leverage its joint design manufacturing (JDM) partners; better balancing global and regional commercial and marketing resources to support go-to-market plans while driving efficiencies and achieving economies of scale; realigning other operational areas to best support current needs of the business; and reducing its global facilities footprint. These actions are expected to include an overall reduction of approximately 140 employees, which represents 10% of our workforce as of July 2, 2022. In conjunction with the workforce reduction, we expect to record restructuring charges totaling between $5 million and $6 million over the next two quarters with the majority of the restructuring charges anticipated in the third quarter of 2022.
On August 4, 2022, the Company entered into the Merger Agreement, by and among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, each share of the Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by the Company, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, the Company’s Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934. iRobot expects to incur professional fees and expenses of approximately $30.0 million that are contingent upon consummation of the Merger.
The Merger is conditioned upon, among other things, the approval of the Merger Agreement by the Company’s stockholders, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, product integration plans, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the ability to recover tariff refund claims, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, our valuations of investments, valuation and composition of our stock-based awards, efforts to mitigate supply chain challenges, availability of semiconductor chips, liquidity and the impact of cost-control measures and the amount of restructuring charges related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of July 2, 2022, we had 1,438 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations that further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our ability to build out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. In May 2022, iRobot introduced iRobot OS, an evolution of our Genius Home Intelligence platform that delivers a new level of customer experience for a cleaner, healthier and smarter home. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel. During the second quarter of 2022, our connected customers who have opted-in to our digital communications grew to 15.7 million, an increase of 35% from the second quarter of 2021.

In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. As of July 2, 2022, this tariff exclusion entitles us to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, we recognized $11.7 million of refunds as operating income (reduction to cost of product revenue) related to tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021. While tariff refund claims are subject to the approval of U.S. Customs, we currently expect to recover the entire balance of $32.0 million within the next twelve months.
During the second quarter of 2022, our results were impacted by unanticipated order delays, cancellations and reductions from retailers in both EMEA and North America. Market conditions in these regions have been difficult. In EMEA, consumer confidence further eroded during the second quarter of 2022 as the region faces an economic recession and the Russia-Ukraine war continues. In the U.S., retailers are addressing an uncertain consumer spending environment on the heels of high inflation, rising energy costs and slowing growth. We believe these macroeconomic trends and geopolitical events in these regions are likely to influence near-term orders from retailers and distributors as well as purchasing decisions by consumers. In response, we are in the process of initiating a restructuring of our operations to better align our cost structure with near-term revenue expectations, advance key strategic priorities, increase efficiencies and generate profitable growth in 2023. As part of this restructuring, we are accelerating actions to shift certain non-core engineering functions to lower-cost regions and increasingly leverage our joint design manufacturing (JDM) partners; better balancing global and regional commercial and marketing resources to support go-to-market plans while driving efficiencies and achieving economies of scale; realigning other operational areas to best support current needs of the business; and reducing our global facilities footprint. These actions are expected to include an overall reduction of approximately 140 employees, which represents 10% of our workforce as of July 2, 2022. In conjunction with the workforce reduction, we expect to record restructuring charges totaling between $5 million and $6 million over the next two quarters with the majority of the restructuring charges anticipated in the third quarter of 2022.
Merger Agreement
On August 4, 2022, the Company entered into the Merger Agreement, by and among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, each share of the Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by the Company, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, the Company’s Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit and operating (loss) income. During the three months ended July 2, 2022 and July 3, 2021, we had gross profit of $80.9 million and $139.0 million, respectively, and operating loss of $63.9 million and $3.0 million, respectively. During the six months ended July 2, 2022 and July 3, 2021, we had gross profit of $188.5 million and $261.9 million, respectively, and operating (loss) income of $(87.2) million and $3.3 million, respectively. A summary of key metrics for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$255,351	$365,596	$547,320	$668,857

Non-GAAP Gross Profit	$82,888	$139,484	$183,476	$263,016
Non-GAAP Gross Margin	32.5%	38.2%	33.5%	39.3%

Non-GAAP Operating (Loss) Income	$(53,300)	$8,951	$(71,816)	$23,905
Non-GAAP Operating Margin	(20.9)%	2.4%	(13.1)%	3.6%

Total robot units shipped (in thousands)	865	1,314	1,839	2,402
Average gross selling prices for robot units	$331	$325	$332	$322
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
Tariff Refunds: Our Section 301 List 3 Tariff Exclusion was reinstated in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our fiscal 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
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
The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(in thousands, except per share amounts)
GAAP Gross Profit	$80,945	$138,976	$188,460	$261,920
Amortization of acquired intangible assets	875	225	1,696	450
Stock-based compensation	585	283	1,026	646
Tariff refunds	—	—	(11,727)	—
Restructuring and other	483	—	$4,021	$—
Non-GAAP Gross Profit	$82,888	$139,484	$183,476	$263,016
Non-GAAP Gross Margin	32.5%	38.2%	33.5%	39.3%

GAAP Operating (Loss) Income	$(63,914)	$(3,042)	$(87,201)	$3,347
Amortization of acquired intangible assets	1,400	430	2,731	859
Stock-based compensation	8,023	7,340	15,231	14,122
Tariff refunds	—	—	(11,727)	—
Net merger, acquisition and divestiture expense	171	640	280	640
IP litigation expense, net	435	3,583	3,922	4,724
Restructuring and other	585	—	4,948	213
Non-GAAP Operating (Loss) Income	$(53,300)	$8,951	$(71,816)	$23,905
Non-GAAP Operating Margin	(20.9)%	2.4%	(13.1)%	3.6%

GAAP Net (Loss) Income	$(43,421)	$(2,758)	$(73,827)	$4,685
Amortization of acquired intangible assets	1,400	430	2,731	859
Stock-based compensation	8,023	7,340	15,231	14,122
Tariff refunds	—	—	(11,727)	—
Net merger, acquisition and divestiture expense	171	640	280	640
IP litigation expense, net	435	3,583	3,922	4,724
Restructuring and other	585	—	4,948	213
Loss on strategic investments	1,979	250	18,814	212
Income tax effect	21,350	(1,632)	12,165	(5,683)
Non-GAAP Net (Loss) Income	$(9,478)	$7,853	$(27,463)	$19,772

GAAP Net (Loss) Income Per Diluted Share	$(1.60)	$(0.10)	$(2.72)	$0.16
Dilutive effect of non-GAAP adjustments	1.25	0.37	1.71	0.52
Non-GAAP Net (Loss) Income Per Diluted Share	$(0.35)	$0.27	$(1.01)	$0.68
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	68.0	61.9	65.3	60.7
Amortization of acquired intangible assets	0.3	0.1	0.3	0.1
Total cost of revenue	68.3	62.0	65.6	60.8
Gross profit	31.7	38.0	34.4	39.2
Operating expenses:
Research and development	16.4	10.6	15.4	12.0
Selling and marketing	29.8	20.9	25.0	19.1
General and administrative	10.3	7.2	9.7	7.5
Amortization of acquired intangible assets	0.2	0.1	0.2	0.1
Total operating expenses	56.7	38.8	50.3	38.7
Operating (loss) income	(25.0)	(0.8)	(15.9)	0.5
Other expense, net	(0.9)	(0.1)	(3.5)	(0.1)
(Loss) income before income taxes	(25.9)	(0.9)	(19.4)	0.4
Income tax benefit	(8.9)	(0.1)	(5.9)	(0.3)
Net (loss) income	(17.0)%	(0.8)%	(13.5)%	0.7%
Comparison of Three and Six Months Ended July 2, 2022 and July 3, 2021
Revenue

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
		(Dollars in thousands)				(Dollars in thousands)
Revenue	$255,351	$365,596	$(110,245)	(30.2)%	$547,320	$668,857	$(121,537)	(18.2)%
Revenue for the three months ended July 2, 2022 decreased $110.2 million to $255.4 million, or 30.2%, from $365.6 million for the three months ended July 3, 2021. Geographically, in the three months ended July 2, 2022, domestic revenue decreased $57.4 million, or 29.2%, and international revenue decreased $52.8 million, or 31.3%, which primarily reflected a 38.9% decrease in EMEA. These decreases were due to ongoing order softness from distributors in EMEA and the timing of expected orders that had shifted to the second half of 2022, compounded by unanticipated order reductions, delays and cancellations from retailers in North America and EMEA. The decrease in revenue reflected a 34.2% decrease in total robots shipped, slightly offset by a 1.8% increase in gross average selling price for the three months ended July 2, 2022, compared to the three months ended July 3, 2021.

Revenue for the six months ended July 2, 2022 decreased $121.5 million to $547,320, or 18.2% from $668.9 million for the six months ended July 3, 2021. Geographically, in the six months ended July 2, 2022, international revenue decreased $102.5 million, or 28.7%, which primarily reflected a 41.5% decrease in EMEA, and domestic revenue decreased $19.0 million, or 6.1%. Whereas revenue for the first six months of 2021 benefited from stronger pandemic-driven consumer demand and a relatively unconstrained supply chain environment, revenue for the first six months of 2022 was impacted by order softness from distributors in EMEA and the timing of expected orders that had shifted to the second half of 2022, compounded by unanticipated order reductions, delays and cancellations from retailers in North America and EMEA. These decreases in revenue reflected a 23.4% decrease in total robots shipped, slightly offset by a 3.1% increase in gross average selling price for the six months ended July 2, 2022, compared to the six months ended July 3, 2021.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$173,531	$226,395	$(52,864)	(23.4)%	$357,164	$406,487	$(49,323)	(12.1)%
As a percentage of revenue	68.0%	61.9%			65.3%	60.7%
Cost of product revenue decreased to $173.5 million in the three months ended July 2, 2022, compared to $226.4 million in the three months ended July 3, 2021. The decrease in cost was primarily driven by the 30.2% decrease in revenue. In addition, we benefited from lower tariff cost of $0.5 million during the three months ended July 2, 2022, compared to $11.6 million in tariff cost during the same period last year. These decreases were offset by higher supply chain costs continuing from the second half of fiscal 2021.
Cost of product revenue decreased to $357.2 million in the six months ended July 2, 2022, compared to $406.5 million in the six months ended July 3, 2021. The decrease in cost was primarily driven by the 18.2% decrease in revenue, lower Section 301 tariff expense and lower warranty costs during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs which eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. As a result of this exclusion, we recognized approximately $11.7 million as a benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during the six months ended July 2, 2022, compared to $15.0 million in tariff expense during the six months ended July 3, 2021. The decrease was offset by higher supply chain cost continuing from the second half of fiscal 2021 and a one-time action associated with the consolidation of warehouses of $4.0 million in the U.S during the six months ended July 2, 2022.
Gross Profit

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$80,945	$138,976	$(58,031)	(41.8)%	$188,460	$261,920	$(73,460)	(28.0)%
Gross margin	31.7%	38.0%			34.4%	39.2%
Gross margin decreased to 31.7% in the three months ended July 2, 2022, compared to 38.0% in the three months ended July 3, 2021. Gross margin decreased 6.3% driven by changes in pricing and promotion, higher supply chain cost continuing from the second half of fiscal 2021, as well as unfavorable changes in foreign exchange rates and the impact of lower revenue on our fixed costs. The decrease is offset by lower tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described, as well as lower warranty expense. We expect gross margin pressure to continue over the next two quarters, but to improve by next year through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters.
Gross margin decreased to 34.4% in the six months ended July 2, 2022, compared to 39.2% in the six months ended July 3, 2021. Gross margin decreased 4.8% driven by changes in pricing and promotional activity, higher supply chain cost continuing from the second half of fiscal 2021, changes in foreign exchange rates and the impact of lower revenue on our fixed costs. The decrease is offset by lower tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described, and lower warranty expense. In addition, gross margin was favorably impacted from $11.7 million recognized as a benefit from tariff refunds during the first quarter of 2022 related to tariffs expensed in fiscal 2021.

Research and Development

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$41,937	$38,677	$3,260	8.4%	$84,466	$80,597	$3,869	4.8%
As a percentage of revenue	16.4%	10.6%			15.4%	12.0%
Research and development expenses increased $3.3 million, or 8.4%, to $41.9 million (16.4% of revenue) in the three months ended July 2, 2022 from $38.7 million (10.6% of revenue) in the three months ended July 3, 2021. This increase was primarily due to a $2.6 million increase in people-related costs associated with additional headcount.
Research and development expenses increased $3.9 million, or 4.8%, to $84.5 million (15.4% of revenue) in the six months ended July 2, 2022 from $80.6 million (12.0% of revenue) in the six months ended July 3, 2021. This increase was primarily due to a $5.0 million increase in people-related costs associated with additional headcount, offset by a $1.4 million decrease in program-related costs, and a $1.0 million decrease in incentive compensation costs.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$76,017	$76,677	$(660)	(0.9)%	$137,082	$127,668	$9,414	7.4%
As a percentage of revenue	29.8%	20.9%			25.0%	19.1%
Selling and marketing expenses decreased $0.7 million, or 0.9%, to $76.0 million (29.8% of revenue) in the three months ended July 2, 2022 from $76.7 million (20.9% of revenue) in the three months ended July 3, 2021. This decrease was primarily attributable to lower marketing spend of $3.9 million associated with decreased use of working media, offset by a $2.6 million increase in people-related costs associated with additional headcount.
Selling and marketing expenses increased $9.4 million, or 7.4%, to $137.1 million (25.0% of revenue) in the six months ended July 3, 2021 from $127.7 million (19.1% of revenue) in the six months ended July 3, 2021. This increase was primarily driven by a $4.6 million increase in people-related costs associated with additional headcount and higher marketing spend of $3.1 million associated with increased use of working media during the first quarter of 2022. In addition, the increase was also attributable to a $1.2 million increase in technology related costs including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities.
General and Administrative

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$26,380	$26,459	$(79)	(0.3)%	$53,078	$49,899	$3,179	6.4%
As a percentage of revenue	10.3%	7.2%			9.7%	7.5%
General and administrative expenses of $26.4 million (10.3% of revenue) in the three months ended July 2, 2022, remained relatively flat compared to $26.5 million (7.2% of revenue) in the three months ended July 3, 2021. During the three months ended July 2, 2022, legal fees decreased $3.1 million driven by lower intellectual property litigation cost, offset by increases of $2.0 million related to the allowance for credit losses and $0.8 million associated with people-related costs.
General and administrative expenses increased $3.2 million, or 6.4%, to $53.1 million (9.7% of revenue) in the six months ended July 2, 2022 from $49.9 million (7.5% of revenue) in the six months ended July 3, 2021. This increase was primarily attributable to increases of $3.6 million related to the allowance for credit losses and $1.7 million of enterprise software maintenance, support and services cost. These increases were offset by a decrease in legal fees of $1.5 million driven by lower intellectual property litigation costs.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$875	$225	$650	288.9%	$1,696	$450	$1,246	276.9%
Operating expense	525	205	320	156.1%	1,035	409	626	153.1%
Total amortization expense	$1,400	$430	$970	225.6%	$2,731	$859	$1,872	217.9%
As a percentage of revenue	0.5%	0.1%			0.5%	0.1%
The increase in amortization of acquired intangible assets in the three and six months ended July 2, 2022 as compared to the three and six months ended July 3, 2021, was primarily related to the acquired intangible assets as part of the acquisition of Aeris Cleantec AG in the fourth quarter of 2021.
Other Expense, Net

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other expense, net	$(2,182)	$(286)	$(1,896)	662.9%	$(18,928)	$(446)	$(18,482)	4,143.9%
As a percentage of revenue	(0.9)%	(0.1)%			(3.5)%	(0.1)%
Other expense, net during the three months ended July 2, 2022, was primarily driven by losses on strategic investments. Other expense, net during the six months ended July 2, 2022, primarily consists of a realized loss of $17.1 million associated with the sale of Matterport shares. Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.
Income Tax Benefit

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Dollar Change	Percent Change	July 2, 2022	July 3, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax benefit	$(22,675)	$(570)	$(22,105)	3,878.1%	$(32,302)	$(1,784)	$(30,518)	1,710.7%
Effective income tax rate	34.3%	17.1%			30.4%	(61.5)%
We recorded an income tax benefit of $22.7 million and $0.6 million for the three months ended July 2, 2022 and July 3, 2021, respectively. The $22.7 million income tax benefit for the three months ended July 2, 2022 resulted in an effective income tax rate of 34.3%. The $0.6 million income tax benefit for the three months ended July 3, 2021 resulted in an effective income tax rate of 17.1%. The increase in the effective income tax rate was primarily driven by the change in expected mix of geographic earnings and tax attributes during the three months ended July 2, 2022 as well as discrete tax expense recognized in the three months ended July 3, 2021.
Our 34.3% effective rate of income tax for the three months ended July 2, 2022 was higher than the federal statutory tax rate of 21% primarily because of the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
We recorded an income tax benefit of $32.3 million and $1.8 million for the six months ended July 2, 2022 and July 3, 2021, respectively. The $32.3 million income tax benefit for the six months ended July 2, 2022 resulted in an effective tax rate of 30.4%. The $1.8 million income tax benefit for the six months ended July 3, 2021 resulted in an effective tax rate of (61.5)%.

The change in the effective income tax rate was primarily due to the recognition of discrete tax benefits related to stock-based compensation during the six months period ended July 3, 2021 compared to a discrete tax expense during the current year.
The Company's effective income tax rate of 30.4% for the six months ended July 2, 2022 differed from the federal statutory tax rate of 21% primarily due to the recognition of R&D credits and the benefit associated with Foreign-Derived Intangible Income.
Liquidity and Capital Resources
At July 2, 2022, our principal sources of liquidity were cash and cash equivalents totaling $63.4 million. Our working capital, which represents our total current assets less total current liabilities, was $327.7 million as of July 2, 2022, compared to $393.9 million as of January 1, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $22.6 million as of July 2, 2022. We expect the cash held overseas to be permanently reinvested outside of the United States, and our U.S. operation to be funded through its own operating cash flows, cash, and if necessary, through borrowing under our working capital credit facility.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Amazon’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds; (iii) incurring additional debt above specified thresholds, (iv) issuing additional securities, or (v) repurchasing shares of our outstanding common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the six months ended July 2, 2022 and July 3, 2021, we spent $4.9 million and $21.9 million, respectively, on capital expenditures.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Southern China and Malaysia to our customers or, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash used in operating activities
Net cash used in operating activities for the six months ended July 2, 2022 was $186.5 million, of which the principal components were the cash outflow of $133.8 million from change in working capital and our net loss of $73.8 million, partially offset by non-cash charges of $21.1 million. The change in working capital was driven by decreases in accounts payable and accrued liabilities of $102.1 million and increases in inventory and other assets of $70.4 million and $31.7 million, respectively. This was partially offset by a decrease in accounts receivable of $70.4 million.
Cash provided by investing activities
Net cash provided by investing activities for the six months ended July 2, 2022 was $9.4 million. During the six months ended July 2, 2022, we received $17.4 million from the sales and maturities of our investments while we paid $3.1 million for the purchases of investments. We invested $4.9 million in the purchase of property and equipment, primarily related to machinery and tooling for new products.
Cash provided by financing activities
Net cash provided by financing activities for the six months ended July 2, 2022 was $36.5 million. During the six months ended July 2, 2022, we received $35.0 million from borrowings under the revolving credit facility. We also received $3.1 million from employee stock plans and paid $1.6 million upon vesting of restricted stock where 27,064 shares were retained by us to cover employee tax withholdings.

Working Capital Facilities
Credit Facility
We currently have a $150.0 million unsecured revolving line of credit which expires in June 2023. As of July 2, 2022, we had $35.0 million outstanding borrowings under our revolving credit facility.
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
On May 4, 2022, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of America N.A. (the "Amendment") with an effective date of March 31, 2022. The Amendment waives the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for the remainder of 2022. The Amendment also increases the borrowing rate under the Credit Agreement for 2022 to LIBOR plus 1.5%. As of July 2, 2022, we were in compliance with the covenants under the Credit Agreement.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of July 2, 2022, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of July 2, 2022, we had no outstanding balance under the guarantee line of credit.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, capital expenditures and operating leases, all of which we anticipate funding through existing cash and cash equivalents as well as through our credit facility. We believe our outsourced approach to manufacturing provides us with flexibility in both managing inventory levels and financing our inventory. We believe our existing cash and cash equivalents and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months. In the event our revenue plan does not meet our expectations, we may eliminate or curtail expenditures further to mitigate the impact on our working capital. We are optimistic that recent and anticipated drawdowns on our working capital credit facility will be repaid through anticipated cash provided by operating activities over the coming quarters. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, the overall macro economic conditions due to heightened inflation and reduced consumer confidence stemming from the Russia-Ukraine war and the ongoing impact of the COVID-19 pandemic on our business. Moreover, to the extent existing cash and cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our business strategy, we may consider additional acquisitions of companies, technologies and products, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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

As of July 2, 2022, we had outstanding purchase orders aggregating approximately $368.8 million, $70.6 million of which are not cancellable without penalty. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At July 2, 2022 and January 1, 2022, we had outstanding cash flow hedges with a total notional value of $509.2 million and $423.3 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At July 2, 2022 and January 1, 2022, we had outstanding economic hedges with a total notional value of $305.2 million and $325.4 million, respectively.
At July 2, 2022, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $50.1 million.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 1, 2022, as supplemented by the Risk Factors described in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, other than as set forth below:
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
Many of our competitors have demonstrated an ability to rapidly replicate new features and innovations that we have introduced into the market, and therefore are able to offer a comparable suite of product offerings at lower prices or with additional functionality. For example, competitors in certain geographical regions have introduced products that include both vacuuming and mopping functionality (so called "2-in-1 robots"). These 2-in-1 robots have taken significant segment share in certain markets, including Europe and China, and we have not been able to effectively compete within this market segment.
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
If we do not effectively manage our inventory levels and product mix, we may incur costs associated with excess inventory.
If we are unable to properly monitor and manage our inventory and maintain an appropriate level and mix of products with our retail partners and distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory, including additional costs of warehousing excess inventory and risks associated with excess inventory becoming unsellable.
We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory. Demand for our products in the current fiscal year has turned out to be lower than we previously forecast, and therefore our excessive inventory has caused us to increase costs due to warehousing and increased the risk of additional costs for excess and obsolete inventory.
Risks related to the implementation of our workforce reduction and restructuring.
As described in this Quarterly Report on Form 10-Q, we are in the process of initiating an array of cost-control measures including accelerating actions to shift certain non-core engineering functions to lower-cost regions and increasingly leverage our joint design manufacturing (JDM) partners; better balancing global and regional commercial and marketing resources to support go-to-market plans while driving efficiencies and achieving economies of scale; realigning other operational areas to best support current needs of the business; and reducing our global facilities footprint. These actions are expected to include an overall reduction of approximately 140 employees, which represents 10% of our workforce as of July 2, 2022. In conjunction with the workforce reduction, we expect to record restructuring charges totaling between $5 million and $6 million over the next two quarters with the majority of the restructuring charges anticipated in the third quarter of 2022.
The process to undertake these restructuring initiatives could take more time and be more costly than anticipated. These restructuring initiatives could place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing commitments to third parties, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the workforce reduction and restructuring initiatives, which could in turn materially harm our business, financial condition and operating results.
Risks Related to the Merger
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (3) the absence of any order, injunction or law prohibiting the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers, retailers and distributors to purchase products from others or reduce, delay or cancel purchasing from us;
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the Merger Agreement by our stockholders;
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Material Adverse Effect on our business would permit Amazon not to close the Merger.
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, distributors, retailers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;
•the requirement that we pay a termination fee of $56.0 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Amazon because the Board withdraws its recommendation in favor of the Merger.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Amazon’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into certain contracts, change accounting policies or procedures, settle litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

Item 5. Other Information
10b5-1 Trading Plans
All trading plans entered into by our officers and directors in compliance with Rule 10b5-1 under the Exchange Act were terminated in connection with the execution of the Merger Agreement with Amazon on August 4, 2022.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*#	Second Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A. dated as of May 4, 2022

10.2*#	Second Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America, N.A. dated as of May 4, 2022

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 10, 2022	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)