Form 10-Q
period 2022-10-01
IROBOT CORP
filed 2022-11-10
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2022 was 27,351,440.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2022

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	October 1, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,588	$201,457
Short-term investments	—	33,044
Accounts receivable, net	133,055	160,642
Inventory	419,088	333,296
Other current assets	84,067	61,094
Total current assets	725,798	789,533
Property and equipment, net	67,173	78,887
Operating lease right-of-use assets	28,520	37,609
Deferred tax assets	8,223	37,945
Goodwill	159,531	173,292
Intangible assets, net	10,948	28,410
Other assets	38,089	38,753
Total assets	$1,038,282	$1,184,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,169	$251,298
Accrued expenses	84,359	132,618
Deferred revenue and customer advances	12,875	11,767
Short-term notes payable	90,000	—
Total current liabilities	420,403	395,683
Operating lease liabilities	33,246	43,462
Deferred tax liabilities	1,013	3,250
Other long-term liabilities	21,841	25,311
Total long-term liabilities	56,100	72,023
Total liabilities	476,503	467,706
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,349 and 27,006 shares issued and outstanding, respectively	274	270
Additional paid-in capital	247,656	222,653
Retained earnings	283,517	485,710
Accumulated other comprehensive income	30,332	8,090
Total stockholders’ equity	561,779	716,723
Total liabilities and stockholders’ equity	$1,038,282	$1,184,429
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$278,191	$440,682	$825,511	$1,109,539
Cost of revenue:
Cost of product revenue	200,947	277,703	558,111	684,190
Amortization of acquired intangible assets	837	225	2,533	675
Total cost of revenue	201,784	277,928	560,644	684,865
Gross profit	76,407	162,754	264,867	424,674
Operating expenses:
Research and development	41,425	40,262	125,893	120,859
Selling and marketing	60,273	59,055	197,355	186,722
General and administrative	31,508	22,688	84,585	72,587
Amortization of acquired intangible assets	11,568	251	12,603	661
Total operating expenses	144,774	122,256	420,436	380,829
Operating (loss) income	(68,367)	40,498	(155,569)	43,845
Other (expense) income, net	(979)	26,585	(19,906)	26,139
(Loss) income before income taxes	(69,346)	67,083	(175,475)	69,984
Income tax expense	59,020	9,867	26,718	8,083
Net (loss) income	$(128,366)	$57,216	$(202,193)	$61,901
Net (loss) income per share:
Basic	$(4.71)	$2.09	$(7.44)	$2.22
Diluted	$(4.71)	$2.06	$(7.44)	$2.17
Number of shares used in per share calculations:
Basic	27,264	27,413	27,159	27,923
Diluted	27,264	27,803	27,159	28,475
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net (loss) income	$(128,366)	$57,216	$(202,193)	$61,901
Other comprehensive income:
Net foreign currency translation adjustments	(6,047)	(3,974)	(17,422)	(8,743)
Net unrealized gains on cash flow hedges, net of tax	18,278	5,181	50,865	18,113
Net gains on cash flow hedge reclassified into earnings, net of tax	(7,151)	(878)	(11,201)	(1,420)
Net unrealized losses on marketable securities, net of tax	—	—	—	(4)
Total comprehensive (loss) income	$(123,286)	$57,545	$(179,951)	$69,847
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at July 2, 2022	27,229	$272	$239,369	$411,883	$25,252	$676,776
Issuance of common stock under employee stock plans	5	—	186			186
Vesting of restricted stock units	118	2	(2)			—
Stock-based compensation			8,277			8,277
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(3)	—	(174)			(174)
Other comprehensive income					5,080	5,080
Net loss				(128,366)		(128,366)
Balance at October 1, 2022	27,349	$274	$247,656	$283,517	$30,332	$561,779

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	89	1	3,273			3,274
Vesting of restricted stock units	284	3	(3)			—
Stock-based compensation			23,508			23,508
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(30)	—	(1,775)			(1,775)
Other comprehensive income					22,242	22,242
Net loss				(202,193)		(202,193)
Balance at October 1, 2022	27,349	$274	$247,656	$283,517	$30,332	$561,779
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at July 3, 2021	28,050	$281	$216,375	$557,452	$7,124	$781,232
Issuance of common stock under employee stock plans	1	—	27			27
Vesting of restricted stock units	105	1	(1)			—
Stock-based compensation			2,073			2,073
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(4)	—	(362)			(362)
Other comprehensive income					329	329
Directors' deferred compensation			21			21
Stock repurchases	(1,198)	(12)	(2,541)	$(97,447)		(100,000)
Net income				57,216		57,216
Balance at October 2, 2021	26,954	$270	$215,592	$517,221	$7,453	$740,536

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	122	1	5,156			5,157
Vesting of restricted stock units	338	3	(3)			—
Stock-based compensation			16,195			16,195
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(5,161)			(5,161)
Other comprehensive income					7,946	7,946
Directors' deferred compensation			64			64
Stock repurchases	(1,645)	(16)	(5,915)	(144,069)		(150,000)
Net income				61,901		61,901
Balance at October 2, 2021	26,954	$270	$215,592	$517,221	$7,453	$740,536
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net (loss) income	$(202,193)	$61,901
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	39,078	23,978
Loss (gain) on equity investment	18,828	(26,929)
Stock-based compensation	23,508	16,195
Deferred income taxes, net	13,090	(8,190)
Other	4,209	4,496
Changes in operating assets and liabilities — (use) source, excluding effects of acquisition
Accounts receivable	23,767	(71,368)
Inventory	(85,447)	(173,986)
Other assets	31,268	(5,851)
Accounts payable	(24,054)	93,530
Accrued expenses and other liabilities	(54,649)	(4,551)
Net cash used in operating activities	(212,595)	(90,775)
Cash flows from investing activities:
Additions of property and equipment	(8,895)	(25,302)
Purchase of investments	(3,150)	(9,641)
Sales and maturities of investments	17,723	63,976
Net cash provided by investing activities	5,678	29,033
Cash flows from financing activities:
Proceeds from employee stock plans	3,274	5,157
Income tax withholding payment associated with restricted stock vesting	(1,775)	(5,161)
Stock repurchases	—	(150,000)
Proceeds from borrowings	90,000	—
Net cash provided by (used in) financing activities	91,499	(150,004)
Effect of exchange rate changes on cash and cash equivalents	3,549	(2,877)
Net decrease in cash and cash equivalents	(111,869)	(214,623)
Cash and cash equivalents, at beginning of period	201,457	432,635
Cash and cash equivalents, at end of period	$89,588	$218,012
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
Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company has a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for iRobot's products increased considerably. For the nine months ended October 1, 2022, the Company’s revenue declined 26% from the nine months ended October 2, 2021 primarily due to lower orders from retailers and distributors in the United States and EMEA largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses for each of the first three quarters of 2022 totaling $155.6 million and operating cash outflows have exceeded cash inflows during this period. As a result, the Company's cash and cash equivalents and short-term investments have declined from $234.5 million as of January 1, 2022 to $89.6 million as of October 1, 2022 and the Company has incurred $90.0 million in outstanding borrowings from its $150.0 million unsecured revolving line of credit. Outstanding borrowings are due to be repaid under the Credit Agreement (as defined below) by June 2023 when the line of credit expires.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
On October 28, 2022, the Company entered into a Third Amendment (the "Third Amendment") to the Amended and Restated Credit Agreement (the "Credit Amendment") with Bank of America N.A. (the "Lender"), which temporarily increases the commitments under the facility to $200.0 million for the time period from October 28, 2022 to December 29, 2022 (see Note 7 for additional details about our Credit Agreement). Following the execution of the Third Amendment, the Company has initiated discussions with the Lender about extending the length of the credit facility by up to 24 months. There can be no assurance that any such negotiations to further amend the terms and conditions of the Company’s credit facility will be successful.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Management’s assessment included the preparation of cash flow forecasts taking into account actions already implemented. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course.
Management has already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•During August 2022, the Company initiated a restructuring of its operations designed to better align its cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve its profitability going forward. As part of this restructuring, the Company reduced its workforce and terminated approximately 100 employees, which represents 8% of its workforce and eliminated a number of open positions entering the third quarter of 2022. The Company ended the third quarter of 2022 with 1,316 employees, a reduction of 122 employees since the end of the second quarter of 2022. In addition to the reduction of its headcount, the Company plans to consolidate its global facilities footprint, which includes taking action to resize its global headquarters by the end of 2022. iRobot currently anticipates that its second-half 2022 restructuring actions will deliver net cost savings in the range of approximately $5 million to $6 million in the fourth quarter of 2022 with approximately $30 million in net 2023 cost savings, including actions associated with the facilities consolidation.
•The Company continued to limit hiring, reduced discretionary spending, managed the timing of payments to suppliers, recalibrated short-term incentive compensation and further lowered its investment in working media.
At present, it remains difficult to forecast precisely when, or if, consumer spending for iRobot's products will improve. As a result, management’s efforts to manage the business currently factors in the loss of a customer, which represents approximately 4% of year-to-date fiscal 2022 revenue, believed to be caused by the pending Merger into scenarios that range from relatively unchanged market conditions to further deterioration in market conditions. In addition, due to the uncertainty of timing on the close of the Merger, its impact on liquidity is not considered in the Company's liquidity plan. Additional actions within its control that management would implement, if necessary, to maintain liquidity and operations without using its $150.0 million revolving credit facility include:
•Lowering personnel costs by carefully managing the size of the workforce and realigning resources through ongoing attrition and limited, if any, new hiring activity;
•Further reducing discretionary spending in all areas of the business;
•Decreasing working media spending;
•Executing on plans to reduce the global facilities footprint through subleasing agreements;
•Carefully managing the timing of payments to suppliers as well as working to amend agreements with certain suppliers to further extend the timing of payments;
•Optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancelable purchase orders;
•Adjusting the timing and scope of new non-robotic product launches and development projects; and
•Deferring or eliminating certain capital expenditures.
While management estimates such actions will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the Company’s products. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Should the Company be unable to refinance its existing credit facility, or require further funding in the future, there can be no assurance that it will be able to obtain additional debt financing on terms acceptable to the Company, or at all.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
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
Short-Term Investments
The Company's short term investments include marketable equity securities with readily determinable fair value and debt securities. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The change in fair value of the Company's investments in marketable equity securities is recognized as unrealized gains and losses in other (expense) income, net at the end of each reporting period.
As of January 1, 2022, the Company had $33.0 million in short term investments made up of 1.6 million shares of Matterport, Inc. ("Matterport") from the Matterport merger in 2021 with shares received subject to time based contractual sales restrictions that expired in January 2022. During the first quarter of 2022, the Company sold these Matterport shares and received net proceeds of $16.2 million. In addition, the Company received an additional 0.2 million shares of Matterport during the first quarter of 2022 upon achievement of conditions set forth in the merger agreement, and sold these shares during the second quarter of 2022 for net proceeds of $1.2 million. During the nine months ended October 1, 2022, the Company recognized losses of $17.1 million in other (expense) income, net related to the sales of Matterport shares. As of October 1, 2022, the Company did not have any short term investments.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. As of October 1, 2022 and January 1, 2022, the Company had an allowance for credit losses of $5.3 million and $4.6 million, respectively.
Tariff Refunds
On March 23, 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022 and entitles the Company to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, the Company recognized $11.7 million of refunds as operating income (reduction to cost of product revenue) related to tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021. As of October 1, 2022, the Company had received $1.6 million of the tariff refund and the outstanding refund receivable of $30.4 million is recorded in other current assets on the consolidated balance sheet. While the outstanding tariff refund claims remain subject to the approval of U.S. Customs, the Company expects to recover the entire refund balance within the next twelve months.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Changes in fair value of non-marketable equity investments are recorded in other (expense) income, net on the consolidated statement of operations. At October 1, 2022 and January 1, 2022, the Company's equity securities without readily determinable fair values totaled $16.0 million and $16.3 million, respectively, and are included in other assets on the consolidated balance sheets.
Restructuring Charges
During August 2022, the Company initiated a restructuring of its operations designed to better align its cost structure with near-term revenue and cash flow generation ("August 2022 restructuring"). The Company recorded restructuring charges of $5.0 million for employee severance and benefit costs related to the termination of approximately 100 employees during the three months ended October 1, 2022. The Company made severance and benefit payments of approximately $1.9 million during the three months ended October 1, 2022 resulting from the restructuring, and expects the remaining balance to be substantially paid during the fourth quarter of 2022. These restructuring charges are recorded in the consolidated statement of operations.
Net (Loss) Income Per Share
Basic income per share is calculated using the Company's weighted-average outstanding shares of common stock. Diluted income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net (loss) income	$(128,366)	$57,216	$(202,193)	$61,901
Basic weighted-average common shares outstanding	27,264	27,413	27,159	27,923
Dilutive effect of employee stock awards	—	390	—	552
Diluted weighted-average common shares outstanding	27,264	27,803	27,159	28,475
Net (loss) income per share - Basic	$(4.71)	$2.09	$(7.44)	$2.22
Net (loss) income per share - Diluted	$(4.71)	$2.06	$(7.44)	$2.17
Employee stock awards representing approximately 0.9 million and 0.2 million shares of common stock for the three months ended October 1, 2022 and October 2, 2021, and approximately 0.9 million and 0.1 million shares of common stock for the nine months ended October 1, 2022 and October 2, 2021, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of October 1, 2022 and January 1, 2022 was $21.3 million and $20.9 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of October 1, 2022, the Company had reserves for product returns of $41.1 million and other credits and incentives of $68.3 million. As of January 1, 2022, the Company had reserves for product returns of $56.8 million and other credits and incentives of $101.6 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and nine months ended October 1, 2022 and October 2, 2021, changes to these estimates related to performance obligations satisfied in prior periods were not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$147,075	$216,542	$439,626	$528,138
EMEA	52,454	132,130	174,037	339,918
Japan	53,187	66,823	142,637	154,652
Other	25,475	25,187	69,211	86,831
Total revenue	$278,191	$440,682	$825,511	$1,109,539
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	October 1, 2022	January 1, 2022
Accounts receivable, net	$126,606	$155,659
Unbilled receivables	7,862	8,747
Contract liabilities	22,696	22,996
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue and trade-in liability recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services, extended warranty plans and prepayments received from customers in advance of product shipments. During the three months ended October 1, 2022 and October 2, 2021, the Company recognized $5.7 million and $6.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended October 1, 2022 and October 2, 2021, the Company recognized $10.7 million and $10.5 million, respectively, of the contract liability balance as revenue upon transfer of the product or services to customers.

4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost	$1,761	$2,181	$4,775	$6,315
Variable lease cost	861	837	2,789	2,765
Total lease cost	$2,622	$3,018	$7,564	$9,080
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,995	$2,150	$6,028	$6,529
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
At October 1, 2022, the Company's weighted average discount rate was 4.03%, while the weighted average remaining lease term was 7.01 years.
Maturities of operating lease liabilities were as follows as of October 1, 2022 (in thousands):

Remainder of 2022	$1,529
2023	7,236
2024	5,968
2025	5,723
2026	5,753
Thereafter	18,884
Total minimum lease payments	$45,093
Less: imputed interest	6,027
Present value of future minimum lease payments	$39,066
Less: current portion of operating lease liabilities (Note 6)	$5,820
Long-term lease liabilities	$33,246

5. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the nine months ended October 1, 2022 (in thousands):

	Goodwill	Intangible assets
Balance as of January 1, 2022	$173,292	$28,410
Purchase accounting adjustments	(583)	—
Amortization	—	(15,136)
Effect of foreign currency translation	(13,178)	(2,326)
Balance as of October 1, 2022	$159,531	$10,948
During the three months ended October 1, 2022, the Company evaluated its goodwill and long-lived assets, including intangible assets, for indicators of impairment given recent and anticipated unfavorable changes in the macroeconomic environment on the Company's short-term forecasts as well as the Company's negative operating cash flows and operating losses. As a result, the Company determined indicators of impairment existed for the asset group associated with the Company's acquisition of Aeris Cleantec AG and performed an undiscounted cash flow analysis. Based on this undiscounted cash flow analysis, the Company determined that the cash flows expected to be generated by this asset group over the estimated remaining useful life were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group utilizing the income approach which is based on a discounted cash flow analysis. The Company concluded that the fair value of the asset group was below its carrying value and recorded an $11.1 million impairment loss on these intangible assets. The impairment loss is recorded in amortization of acquired intangible assets under operating expenses on the consolidated statement of operations.
In connection with this analysis, the Company also evaluated goodwill for impairment using a qualitative analysis and determined goodwill was not impaired. As part of this analysis, the Company assessed goodwill using an entity valuation, which was derived based on the attribution of the agreed-upon purchase price for the Merger.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	October 1, 2022	January 1, 2022
Accrued warranty	$25,820	$32,019
Accrued compensation and benefits	16,543	19,029
Current portion of operating lease liabilities	5,820	6,220
Accrued sales and other indirect taxes payable	5,181	9,599
Derivative liability	4,514	2,600
Accrued bonus	3,684	11,375
Restructuring-related liabilities	3,239	—
Accrued manufacturing and logistics cost	2,969	23,038
Accrued income taxes	2,879	1,788
Accrued other	13,710	26,950
	$84,359	$132,618

7. Working Capital Facility
Credit Facility
The Company has a $150.0 million unsecured revolving line of credit which expires in June 2023. On May 4, 2022, the Company entered into a Second Amendment with an effective date of March 31, 2022 (the "Second Amendment") to the "Credit Agreement". The Second Amendment waived the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for all of fiscal 2022. The Second Amendment also increased the borrowing rate under the facility for 2022 to LIBOR plus 1.5%. On October 28, 2022, the Company entered into the Third Amendment. The Third Amendment temporarily increases the commitments under the facility to $200.0 million for the time period from October 28, 2022 to December 29, 2022. On December 30, 2022, the commitment will be reduced by $50.0 million and will return to the previous $150.0 million. In addition, the Third Amendment replaces the quarterly tested leverage and interest coverage covenants with a new minimum cash requirement of $25.0 million to be tested on October 31, 2022 and November 30, 2022. The Third Amendment also requires that the borrowing under the Credit Agreement must be below $75.0 million on December 30, 2022 and for ten consecutive days during the first quarter in 2023. The Third Amendment changes the borrowing rate under the Credit Agreement to SOFR plus 1.5% plus a credit spread adjustment of 0.1%. In connection with the Third Amendment, the Company entered into a security and pledge agreement granting the Lender a security interest in substantially all of its U.S. assets.
As of October 1, 2022, the Company had outstanding borrowings of $90.0 million under the revolving credit facility, with $60.0 million available for borrowing. As of October 1, 2022, the Company was in compliance with the covenants under the Credit Agreement.

8. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts typically have maturities of three years or less. At October 1, 2022 and January 1, 2022, the Company had outstanding cash flow hedges with a total notional value of $380.8 million and $423.3 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At October 1, 2022 and January 1, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $283.4 million and $325.4 million, respectively.
During the three months ended October 1, 2022, the appreciation of the U.S. dollar resulted in the Company’s foreign currency forward contracts being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the contracts during the three months ended October 1, 2022, resulting in cash proceeds of $51.7 million which were recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
recognized in earnings when the original forecasted transaction occurs. In conjunction with the termination of the existing contracts, the Company entered into new foreign currency forward contracts with the same notional values and value dates.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	October 1, 2022	January 1, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$16,251	$8,362
Foreign currency forward contracts	Other assets	—	1,627
Foreign currency forward contracts	Accrued expenses	4,514	2,377
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$4,568	$4,110
Foreign currency forward contracts	Other assets	11,667	9,610
Foreign currency forward contracts	Accrued expenses	—	223
Foreign currency forward contracts	Long-term liabilities	—	407

Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gain (loss) recognized in income	Other (expense) income, net	$1,475	$(1,606)	$7,707	$(11,229)

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency forward contracts	$24,219	$6,851	$67,680	$23,959
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$278,191	$440,682	$825,511	$1,109,539

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$9,503	$1,161	$14,885	$1,878

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
9. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of October 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$56,841	$—	$—
Derivative instruments (Note 8)	—	32,486	—
Total assets measured at fair value	$56,841	$32,486	$—

Liabilities:
Derivative instruments (Note 8)	$—	$4,514	$—
Total liabilities measured at fair value	$—	$4,514	$—

	Fair Value Measurements as of January 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,003	$—	$—
Marketable equity securities, $23,286 at cost	33,044	—	—
Derivative instruments (Note 8)	—	23,709	—
Total assets measured at fair value	$66,047	$23,709	$—

Liabilities:
Derivative instruments (Note 8)	$—	$3,007	$—
Total liabilities measured at fair value	$—	$3,007	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended October 1, 2022, in connection with the long-lived assets impairment analysis, certain intangible assets were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the remaining intangible assets was $5.5 million. The Company recognized an impairment charge of $11.1 million related to intangible assets on its consolidated statement of operations. See Note 5, Goodwill and Other Intangible Assets, for additional information.
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of October 1, 2022 and January 1, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 6) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$26,814	$24,718	$32,019	$24,392
Provision	4,035	10,913	14,071	31,334
Warranty usage	(5,029)	(7,570)	(20,270)	(27,665)
Balance at end of period	$25,820	$28,061	$25,820	$28,061
Merger Contingencies
On August 4, 2022, the Company entered into the Merger Agreement with Amazon.com, Inc., subject to the terms of which Amazon has agreed to acquire the Company. The Merger is conditioned upon, among other things, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, and other customary closing conditions. On September 19, 2022, the Company and Amazon each received a request for additional information and documentary material (the "Second Request") from the Federal Trade Commission ("FTC") in connection with the FTC's review of the transactions contemplated by the Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after the Company and Amazon have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The Company and Amazon continue to work cooperatively with the FTC staff in its review of the Merger. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act.
At a special meeting of stockholders of the Company on October 17, 2022, stockholders approved the Merger. In connection with the transaction, the Company expects to incur professional fees and expenses of approximately $30.0 million that are contingent upon consummation of the Merger.

11. Income Taxes
The Company’s interim provision for income taxes is determined using an estimate of the annual effective tax rate. The Company records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. The Company also records the tax effects of certain discrete items during the interim period in which they occur. Such discrete items include the tax effects of changes in a valuation allowance. In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. During the three months ended October 1, 2022, the Company concluded that, based on its evaluation of available positive and negative evidence, it is no longer more likely than not that its net U.S. federal and state deferred tax assets are recoverable. In determining the recoverability of its U.S. deferred tax assets, the Company considered its forecasted cumulative loss projected for the three-year period ended December 31, 2022, as well as the current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits the Company's ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company recorded a valuation allowance on all of its U.S. federal and state deferred tax assets resulting in a charge of $57.5 million during the three months ended October 1, 2022. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.
The Company recorded an income tax expense of $59.0 million and $9.9 million for the three months ended October 1, 2022 and October 2, 2021, respectively. The $59.0 million income tax expense for the three months ended October 1, 2022

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
resulted in an effective income tax rate of (85.1)%. The $9.9 million income tax expense for the three months ended October 2, 2021 resulted in an effective tax rate of 14.7%. The change in the effective income tax rate was primarily driven by the $57.5 million valuation allowance recorded against the Company's U.S. net deferred tax assets during the current fiscal quarter.
The Company's (85.1)% effective rate of income tax for the three months ended October 1, 2022 was higher than the federal statutory tax rate of 21% primarily because of the valuation allowance recorded against its U.S. deferred tax assets.
The Company recorded an income tax expense of $26.7 million and $8.1 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. The $26.7 million income tax expense for the nine months ended October 1, 2022 resulted in an effective tax rate of (15.2)%. The $8.1 million income tax expense for the nine months ended October 2, 2021 resulted in an effective tax rate of 11.5%. The change in the effective income tax rate was primarily due to the valuation allowance recorded during the current year compared to the recognition of discrete tax benefits related to stock-based compensation during the nine months ended October 2, 2021.
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
Significant Customers
For the three months ended October 1, 2022 and October 2, 2021, the Company generated 25.0% and 26.6%, respectively, of total revenue from one of its retailers.
For the nine months ended October 1, 2022 and October 2, 2021, the Company generated 26.2% and 25.9%, respectively, of total revenue from one of its retailers.
13. Stock-Based Compensation
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. As of October 1, 2022, there were 452,345 shares reserved for future issuance under the ESPP. The current offering period under the ESPP is scheduled to close on November 15, 2022 unless the closing of the Merger occurs sooner (the "Final Offering"), and under the terms of the Merger Agreement, no additional offering period may be commenced. Each participant’s contributions under the ESPP shall be used to purchase shares of the Company’s common stock in accordance with the terms of the ESPP at the end of the Final Offering, and the Company will terminate the ESPP immediately prior to, but contingent upon the occurrence of, the closing of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, product integration plans, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the timing of and ability to recover tariff refund claims, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, including our ability to extend or refinance the credit facility, our valuations of investments, valuation and composition of our stock-based awards, efforts to mitigate supply chain challenges, availability of semiconductor chips, liquidity and the impact of cost-control measures and the amount of restructuring charges related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of October 1, 2022, we had 1,316 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations that further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our ability to build out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. In September 2022, iRobot announced the introduction of the Roomba Combo j7+, an advanced robot vacuum and mop, along with thoughtful iRobot OS updates globally. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel. During the third quarter of 2022, our connected customers who have opted-in to our digital communications grew to 16.4 million, an increase of 31% from the third quarter of 2021.

In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022 and entitles us to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, we recognized $11.7 million of refunds as operating income (reduction to cost of product revenue) related to tariffs paid on Roomba robots imported after October 12, 2021 and sold during fiscal 2021. As of October 1, 2022, we received refunds of $1.6 million. While the outstanding tariff refund claims remain subject to the approval of U.S. Customs, we expect to recover the entire outstanding refund balance of $30.4 million over the next twelve months.
During the third quarter of 2022, our results were impacted by challenging market conditions across our two largest regions, North America and EMEA. In North America, consumer spending has been impacted by high inflation, rising energy costs and slowing growth while consumer spending across EMEA has been affected by the combination of a recessionary climate in many European countries, reduced consumer spending and geopolitical instability, highlighted by the Russia-Ukraine war. Given these dynamics, many of iRobot’s largest retailers and distributors in EMEA and North America curtailed orders during the third quarter as part of their ongoing efforts to rebalance inventory levels amid relatively sluggish consumer spending on a range of categories including robotic floor care products. In addition, our third-quarter revenue was adversely impacted by unfavorable changes in foreign exchange rates. We believe that the macroeconomic trends and geopolitical events in these regions are likely to continue influencing near-term orders from retailers and distributors as well as purchasing decisions by consumers. Furthermore, we believe the announcement of the Merger has adversely impacted, and may continue to adversely impact, our relationship with certain market participants. For example, one of our top five customers by revenue notified us in early November 2022 that it will cease purchasing our products effective immediately, which we believe is a direct result of the pending Merger.
In response to the market conditions described above, we initiated a restructuring of our operations to better align our cost structure with near-term revenue expectations, advance key strategic priorities, increase efficiencies and improve our profitability going forward. During the third quarter of fiscal 2022, we reduced our workforce and terminated approximately 100 employees, which represents 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. In conjunction with the restructuring, we recorded restructuring charges of $5.0 million during the three months ended October 1, 2022, primarily associated with workforce reduction-related severance and benefit costs.
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

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit and operating (loss) income. During the three months ended October 1, 2022 and October 2, 2021, we had gross profit of $76.4 million and $162.8 million, respectively, and operating (loss) income of $(68.4) million and $40.5 million, respectively. During the nine months ended October 1, 2022 and October 2, 2021, we had gross profit of $264.9 million and $424.7 million, respectively, and operating (loss) income of $(155.6) million and $43.8 million, respectively. A summary of key metrics for the three and nine months ended October 1, 2022, as compared to the three and nine months ended October 2, 2021, is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$278,191	$440,682	$825,511	$1,109,539

Non-GAAP Gross Profit	$78,322	$162,993	$261,798	$426,008
Non-GAAP Gross Margin	28.2%	37.0%	31.7%	38.4%

Non-GAAP Operating (Loss) Income	$(34,520)	$47,981	$(106,337)	$71,885
Non-GAAP Operating Margin	(12.4)%	10.9%	(12.9)%	6.5%

Total robot units shipped (in thousands)	1,006	1,543	2,845	3,945
Average gross selling prices for robot units	$314	$322	$325	$322
Our non-GAAP financial measures reflect adjustments based on the following items. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results, provided below, should be carefully evaluated.
Amortization of acquired intangible assets: Amortization of acquired intangible assets consists of amortization of intangible assets including completed technology, customer relationships, and reacquired distribution rights acquired in connection with business combinations as well as any non-cash impairment charges associated with intangible assets in connection with our past acquisitions.
Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of transaction fees, professional fees, and transition and integration costs directly associated with mergers, acquisitions and divestitures, including with respect to the Merger. It also includes business combination adjustments including adjustments after the measurement period has ended.
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

The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(in thousands, except per share amounts)
GAAP Gross Profit	$76,407	$162,754	$264,867	$424,674
Amortization of acquired intangible assets	837	225	2,533	675
Stock-based compensation	548	284	1,574	929
Tariff refunds	—	(270)	(11,727)	(270)
Restructuring and other	530	—	4,551	$—
Non-GAAP Gross Profit	$78,322	$162,993	$261,798	$426,008
Non-GAAP Gross Margin	28.2%	37.0%	31.7%	38.4%

GAAP Operating (Loss) Income	$(68,367)	$40,498	$(155,569)	$43,845
Amortization of acquired intangible assets	12,405	476	15,136	1,336
Stock-based compensation	8,277	2,073	23,508	16,195
Tariff refunds	—	(270)	(11,727)	(270)
Net merger, acquisition and divestiture expense	7,837	635	8,117	1,274
IP litigation expense, net	312	4,569	4,234	9,292
Restructuring and other	5,016	—	9,964	213
Non-GAAP Operating (Loss) Income	$(34,520)	$47,981	$(106,337)	$71,885
Non-GAAP Operating Margin	(12.4)%	10.9%	(12.9)%	6.5%

GAAP Net (Loss) Income	$(128,366)	$57,216	$(202,193)	$61,901
Amortization of acquired intangible assets	12,405	476	15,136	1,336
Stock-based compensation	8,277	2,073	23,508	16,195
Tariff refunds	—	(270)	(11,727)	(270)
Net merger, acquisition and divestiture expense	7,837	635	8,117	1,274
IP litigation expense, net	312	4,569	4,234	9,292
Restructuring and other	5,016	—	9,964	213
Loss (gain) on strategic investments	14	(27,141)	18,828	(26,929)
Income tax effect	45,961	8,749	58,126	3,066
Non-GAAP Net (Loss) Income	$(48,544)	$46,307	$(76,007)	$66,078

GAAP Net (Loss) Income Per Diluted Share	$(4.71)	$2.06	$(7.44)	$2.17
Dilutive effect of non-GAAP adjustments	2.93	(0.39)	4.64	0.15
Non-GAAP Net (Loss) Income Per Diluted Share	$(1.78)	$1.67	$(2.80)	$2.32
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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	72.2	63.0	67.6	61.6
Amortization of acquired intangible assets	0.3	0.1	0.3	0.1
Total cost of revenue	72.5	63.1	67.9	61.7
Gross profit	27.5	36.9	32.1	38.3
Operating expenses:
Research and development	14.9	9.1	15.3	10.9
Selling and marketing	21.7	13.4	23.9	16.8
General and administrative	11.3	5.1	10.2	6.5
Amortization of acquired intangible assets	4.2	0.1	1.5	0.1
Total operating expenses	52.1	27.7	50.9	34.3
Operating (loss) income	(24.6)	9.2	(18.8)	4.0
Other (expense) income, net	(0.3)	6.0	(2.5)	2.3
(Loss) income before income taxes	(24.9)	15.2	(21.3)	6.3
Income tax expense	21.2	2.2	3.2	0.7
Net (loss) income	(46.1)%	13.0%	(24.5)%	5.6%
Comparison of Three and Nine Months Ended October 1, 2022 and October 2, 2021
Revenue

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
		(Dollars in thousands)				(Dollars in thousands)
Revenue	$278,191	$440,682	$(162,491)	(36.9)%	$825,511	$1,109,539	$(284,028)	(25.6)%
Revenue for the three months ended October 1, 2022 decreased $162.5 million to $278.2 million, or 36.9%, from $440.7 million for the three months ended October 2, 2021. Geographically, in the three months ended October 1, 2022, domestic revenue decreased $69.5 million, or 32.1%, and international revenue decreased $93.0 million, or 41.5%, which primarily reflected a 60.3% decrease in EMEA. These decreases were primarily due to lower orders from retailers in North America, and retailers and distributors across EMEA as many of these customers took actions to reduce their existing on-hand inventory levels and curtailed third-quarter orders accordingly. The decrease in revenue reflected a 34.8% decrease in total robots shipped, as well as a 2.5% decrease in gross average selling price for the three months ended October 1, 2022, compared to the three months ended October 2, 2021.
Revenue for the nine months ended October 1, 2022 decreased $284.0 million to $825,511, or 25.6% from $1,109.5 million for the nine months ended October 2, 2021. Geographically, in the nine months ended October 1, 2022, international revenue decreased $195.5 million, or 33.6%, which primarily reflected a 48.8% decrease in EMEA, and domestic revenue decreased $88.5 million, or 16.8%. Whereas revenue for the first nine months of 2021 benefited from stronger pandemic-driven consumer demand and a relatively unconstrained supply chain environment for the balance of this period, revenue for the first nine months of 2022 was impacted by order reductions, delays and cancellations by retailers and distributors in EMEA and North America as macroeconomic trends in these regions deteriorated and consumer spending slowed. These decreases in revenue reflected a 27.9% decrease in total robots shipped, slightly offset by a 0.9% increase in gross average selling price for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021.

Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$200,947	$277,703	$(76,756)	(27.6)%	$558,111	$684,190	$(126,079)	(18.4)%
As a percentage of revenue	72.2%	63.0%			67.6%	61.6%
Cost of product revenue decreased to $200.9 million in the three months ended October 1, 2022, compared to $277.7 million in the three months ended October 2, 2021. The decrease in cost was primarily driven by the 36.9% decrease in revenue. In addition, we benefited from lower tariff cost of $0.9 million due to a temporary exemption from Section 301 List 3 tariffs during the three months ended October 1, 2022, compared to $14.1 million in tariff cost during the same period last year. These decreases were offset by higher logistics costs associated with the elevated inventory levels.
Cost of product revenue decreased to $558.1 million in the nine months ended October 1, 2022, compared to $684.2 million in the nine months ended October 2, 2021. The decrease in cost was primarily driven by the 25.6% decrease in revenue, lower Section 301 tariff expense and lower warranty costs during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs which eliminates the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. As a result of this exclusion, we recorded a net tariff benefit of $9.3 million including approximately $11.7 million benefit recognized to cost of product revenue related to tariffs expensed in fiscal 2021 during the nine months ended October 1, 2022, compared to $29.2 million in tariff expense during the nine months ended October 2, 2021. The decrease was offset by higher supply chain cost continuing from the second half of fiscal 2021, a one-time action associated with the consolidation of warehouses of $4.0 million in the U.S., as well as higher logistics costs associated with the elevated inventory levels during the nine months ended October 1, 2022.
Gross Profit

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$76,407	$162,754	$(86,347)	(53.1)%	$264,867	$424,674	$(159,807)	(37.6)%
Gross margin	27.5%	36.9%			32.1%	38.3%
Gross margin decreased to 27.5% in the three months ended October 1, 2022, compared to 36.9% in the three months ended October 2, 2021. Gross margin decreased 9.4 percentage points driven by increased pricing and promotion costs, unfavorable changes in foreign exchange rates, higher supply chain cost primarily associated with oceanic and ground transportation-related activities, and the impact of lower revenue on our fixed costs. The decrease is offset by lower tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described, as well as lower warranty expense, reduced air freight costs and favorable shifts in product mix. We expect gross margin pressure will continue over the coming quarters. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth in combination with higher manufacturing volumes.
Gross margin decreased to 32.1% in the nine months ended October 1, 2022, compared to 38.3% in the nine months ended October 2, 2021. Gross margin decreased 6.2 percentage points largely due to changes in pricing and promotional activity, higher supply chain cost primarily involving oceanic and ground transportation-related activities, changes in foreign exchange rates and the impact of lower revenue on our fixed costs. The decrease is offset by lower tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described, and lower warranty expense. In addition, gross margin was favorably impacted from $11.7 million recognized as a benefit from tariff refunds during the first quarter of 2022 related to tariffs expensed in fiscal 2021.

Research and Development

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$41,425	$40,262	$1,163	2.9%	$125,893	$120,859	$5,034	4.2%
As a percentage of revenue	14.9%	9.1%			15.3%	10.9%
Research and development expenses increased $1.2 million, or 2.9%, to $41.4 million (14.9% of revenue) in the three months ended October 1, 2022 from $40.3 million (9.1% of revenue) in the three months ended October 2, 2021. This increase was primarily due to $1.2 million of severance-related costs associated with the August 2022 restructuring.
Research and development expenses increased $5.0 million, or 4.2%, to $125.9 million (15.3% of revenue) in the nine months ended October 1, 2022 from $120.9 million (10.9% of revenue) in the nine months ended October 2, 2021. This increase was primarily due to a $5.2 million increase in people-related costs associated with additional headcount during the first half of 2022 and $1.2 million of severance-related costs associated with the August 2022 restructuring, partially offset by a $1.2 million decrease in program-related costs.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$60,273	$59,055	$1,218	2.1%	$197,355	$186,722	$10,633	5.7%
As a percentage of revenue	21.7%	13.4%			23.9%	16.8%
Selling and marketing expenses increased $1.2 million, or 2.1%, to $60.3 million (21.7% of revenue) in the three months ended October 1, 2022 from $59.1 million (13.4% of revenue) in the three months ended October 2, 2021. This increase was primarily attributable to $2.3 million severance-related costs associated with the August 2022 restructuring, offset by a $0.7 million decrease in customer service costs.
Selling and marketing expenses increased $10.6 million, or 5.7%, to $197.4 million (23.9% of revenue) in the nine months ended October 2, 2021 from $186.7 million (16.8% of revenue) in the nine months ended October 2, 2021. This increase was primarily driven by a $4.3 million increase in people-related costs associated with additional headcount and higher marketing spend of $3.1 million associated with increased use of working media during the first quarter of 2022. In addition, the increase was also attributable to $2.3 million severance-related costs associated with the August 2022 restructuring and a $1.4 million increase in technology related costs including cloud service and maintenance and support fees as we continue to invest in our digital marketing and e-commerce capabilities.
General and Administrative

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$31,508	$22,688	$8,820	38.9%	$84,585	$72,587	$11,998	16.5%
As a percentage of revenue	11.3%	5.1%			10.2%	6.5%
General and administrative expenses increased $8.8 million, or 38.9%, to $31.5 million (11.3% of revenue) in the three months ended October 1, 2022, from $22.7 million (5.1% of revenue) in the three months ended October 2, 2021. This increase was primarily driven by a $6.7 million increase in acquisition-related costs associated with the pending acquisition by Amazon as previously described. Stock-based compensation cost for the three months ended October 1, 2022 was $3.3 million as compared to a $1.5 million benefit during the three months ended October 2, 2021 due to a change in the performance-based restricted stock units assessment. In addition, the increase was also attributable to $1.0 million of severance-related costs associated with the August 2022 restructuring. These increases were partially offset by a $4.5 million decrease in legal fees driven by lower intellectual property litigation costs.
General and administrative expenses increased $12.0 million, or 16.5%, to $84.6 million (10.2% of revenue) in the nine months ended October 1, 2022 from $72.6 million (6.5% of revenue) in the nine months ended October 2, 2021. This increase was primarily driven by a $7.2 million increase in acquisition-related costs associated with the pending acquisition by Amazon as previously described, and a $4.1 million increase related to stock-based compensation driven by lower cost in the same period of last year. The increase was also attributable to a $3.7 million increase related to the allowance for credit losses and $2.2 million of enterprise software maintenance, support and services cost. These increases were partially offset by a $6.0 million decrease in legal fees driven by lower intellectual property litigation costs.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$837	$225	$612	272.0%	$2,533	$675	$1,858	275.3%
Operating expense	11,568	251	11,317	4,508.8%	12,603	661	11,942	1,806.7%
Total amortization expense	$12,405	$476	$11,929	2,506.1%	$15,136	$1,336	$13,800	1,032.9%
As a percentage of revenue	4.5%	0.1%			1.8%	0.1%
The increase in amortization of acquired intangible assets in the three and nine months ended October 1, 2022 as compared to the three and nine months ended October 2, 2021, was primarily related to $11.1 million impairment loss on acquired intangible assets recorded in the third quarter of 2022.
Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other (expense) income, net	$(979)	$26,585	$(27,564)	(103.7)%	$(19,906)	$26,139	$(46,045)	(176.2)%
As a percentage of revenue	(0.3)%	6.0%			(2.5)%	2.3%
Other (expense) income, net during the nine months ended October 1, 2022 was attributable to realized loss of $17.1 million associated with the sale of Matterport shares. Other (expense) income, net during the three and nine months ended October 2, 2021, primarily consists of a gain of $20.3 million associated with our Matterport investment when Matterport completed a merger and we received shares in Matterport and a gain of $6.7 million associated with marking the shares to fair value.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Dollar Change	Percent Change	October 1, 2022	October 2, 2021	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$59,020	$9,867	$49,153	498.2%	$26,718	$8,083	$18,635	230.5%
Effective income tax rate	(85.1)%	14.7%			(15.2)%	11.5%
We recorded an income tax expense of $59.0 million and $9.9 million for the three months ended October 1, 2022 and October 2, 2021, respectively. The $59.0 million income tax expense for the three months ended October 1, 2022 resulted in an effective income tax rate of (85.1)%. The $9.9 million income tax expense for the three months ended October 2, 2021 resulted in an effective income tax rate of 14.7%. The change in the effective income tax rate was primarily driven by the valuation allowance recorded against our U.S. deferred tax assets. During the three months ended October 1, 2022, we concluded that, based on our evaluation of available positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key factors used to determine positive and negative evidence included our recent losses, current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Accordingly, we recorded a charge of $57.5 million during the three months ended October 1, 2022. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income.
We recorded an income tax expense of $26.7 million and $8.1 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. The $26.7 million income tax expense for the nine months ended October 1, 2022 resulted in an effective tax rate of (15.2)%. The $8.1 million income tax expense for the nine months ended October 2, 2021 resulted in an effective tax rate of 11.5%. The change in the effective income tax rate was primarily due to the valuation allowance recorded during the current year compared to the recognition of discrete tax benefits related to stock-based compensation during the nine months period ended October 2, 2021.
Liquidity and Capital Resources
At October 1, 2022, our principal sources of liquidity were cash and cash equivalents totaling $89.6 million. Our working capital, which represents our total current assets less total current liabilities, was $305.4 million as of October 1, 2022, compared to $393.9 million as of January 1, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $33.8 million as of October 1, 2022. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of October 1, 2022. We believe our existing cash balance, expected future operating cash flows and our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See more detailed discussion below.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the nine months ended October 1, 2022 and October 2, 2021, we spent $8.9 million and $25.3 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the nine months ended October 1, 2022 was $212.6 million, of which the principal components were the cash outflow of $109.1 million from change in working capital and our net loss of $202.2 million, partially offset by non-cash charges of $98.7 million. The change in working capital was driven by net cash outflow of $78.7 million in accounts payable and accrued liabilities and net cash outflow of $85.4 million due to increase in inventory. The increase in inventory was primarily due to lower orders from retailers in North America and retailers and distributors across EMEA as many of these customers took actions to reduce their existing on-hand inventory levels and curtailed third-quarter orders accordingly. This was partially offset by net cash inflow of $31.3 million from other assets and $23.8 million from accounts receivable.

Cash provided by investing activities
Net cash provided by investing activities for the nine months ended October 1, 2022 was $5.7 million. During the nine months ended October 1, 2022, we received $17.7 million from the sales and maturities of our investments while we paid $3.2 million for the purchases of investments. We invested $8.9 million in the purchase of property and equipment, primarily related to machinery and tooling for new products.
Cash provided by (used in) financing activities
Net cash provided by financing activities for the nine months ended October 1, 2022 was $91.5 million. During the nine months ended October 1, 2022, we received $90.0 million from borrowings under the revolving credit facility. We also received $3.3 million from employee stock plans and paid $1.8 million upon vesting of restricted stock where 30,023 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
As of October 1, 2022, we had a $150.0 million unsecured revolving line of credit which expires in June 2023, and $90.0 million outstanding borrowings under our revolving credit facility.
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
On May 4, 2022, we entered into a Second Amendment (the "Second Amendment") to the Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Bank of America N.A. (the "Lender") with an effective date of March 31, 2022. The Second Amendment waives the quarterly tested leverage and interest coverage covenants in the Credit Agreement for the first, second and third quarters of 2022. The interest coverage ratio calculation for the fourth quarter of 2022 was changed to a trailing nine months. Additionally, a new liquidity covenant was added for the remainder of 2022. The Second Amendment also increased the borrowing rate under the Credit Agreement for 2022 to LIBOR plus 1.5%.
On October 28, 2022, we entered into a Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment temporarily increases the commitments under the facility to $200.0 million for the time period from October 28, 2022 to December 29, 2022. On December 30, 2022, the commitment will be reduced by $50.0 million and will return to the previous $150.0 million. In addition, the Third Amendment replaces the quarterly tested leverage and interest coverage covenants with a new minimum cash requirement of $25.0 million to be tested on October 31, 2022 and November 30, 2022. The Third Amendment also requires that the borrowing under the Credit Agreement must be below $75.0 million on December 30, 2022 and for ten consecutive days during the first quarter in 2023. The Third Amendment changes the borrowing rate under the Credit Agreement to SOFR plus 1.5% plus a credit spread adjustment of 0.1%. In connection with the Third Amendment, the Company entered into a security and pledge agreement granting the Lender a security interest in substantially all of its U.S. assets.
As of October 1, 2022, we were in compliance with the covenants under the Credit Agreement.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of October 1, 2022, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of October 1, 2022, we had no outstanding balance under the guarantee line of credit.
Liquidity
We have a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for our products increased considerably. For the nine months ended October 1, 2022, our revenue declined 26% from the nine months ended October 2, 2021, primarily due to lower orders from retailers and distributors in the United States and EMEA largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses for each of the first three quarters of 2022 totaling $155.6 million and operating cash outflows have exceeded cash inflows during this period. As a result, our cash and cash equivalents and short-term investments have declined from $234.5 million as of January 1, 2022 to $89.6 million as of October 1, 2022 and we have incurred $90.0 million in outstanding borrowings from our $150.0 million unsecured revolving line of credit. Outstanding borrowings are due to be repaid under the Credit Agreement by June 2023 when the line of credit expires.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course.
We have already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•During August 2022, we initiated a restructuring of our operations designed to better align our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of this restructuring, we reduced our workforce and terminated approximately 100 employees, which represents 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. We ended the third quarter of 2022 with 1,316 employees, a reduction of 122 employees since the end of the second quarter of 2022. In addition to the reduction of our headcount, we plan to consolidate our global facilities footprint, which includes taking action to resize our global headquarters by the end of 2022. We currently anticipates that our second-half 2022 restructuring actions will deliver net cost savings in the range of approximately $5 million to $6 million in the fourth quarter of 2022 with approximately $30 million in net 2023 cost savings, including actions associated with the facilities consolidation.
•We continued to limit hiring, reduced discretionary spending, managed the timing of payments to suppliers, recalibrated short-term incentive compensation and further lowered our investment in working media.
At present, it remains difficult to forecast precisely when, or if, consumer spending for our products will improve. As a result, our efforts to manage the business currently factors in the loss of a customer, which represents approximately 4% of year-to-date fiscal 2022 revenue, believed to be caused by the pending Merger and scenarios that range from relatively unchanged market conditions to further deterioration in market conditions. In addition, due to the uncertainty of timing on the close of the Merger, its impact on liquidity is not considered in our liquidity plan. Additional actions within our control that management would implement, if necessary, to maintain liquidity and operations without using our $150 million revolving credit facility include:
•Lowering personnel costs by carefully managing the size of the workforce and realigning resources through ongoing attrition and limited, if any, new hiring activity;
•Further reducing discretionary spending in all areas of the business;
•Decreasing working media spending;
•Executing on plans to reduce our global facilities footprint through subleasing agreements;
•Carefully managing the timing of payments to suppliers as well as working to amend our agreements with certain suppliers to further extend the timing of payments;
•Optimizing our production volumes with our contract manufacturers by reducing inventory supply forecast for cancelable purchase orders;
•Adjusting the timing and scope of new non-robotic product launches and development projects; and
•Deferring or eliminating certain capital expenditures.
While management estimates such actions will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for our products. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Should we be unable to refinance our existing credit facility, or require further funding in the future, there can be no assurance that we will be able to obtain additional debt financing on terms acceptable to us, or at all.

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
As of October 1, 2022, we had outstanding purchase orders aggregating approximately $237.6 million. Included in the outstanding purchase orders, $25.1 million are not cancellable without penalty which is a decrease of $45.5 million from prior quarter as we continue to manage liquidity. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At October 1, 2022 and January 1, 2022, we had outstanding cash flow hedges with a total notional value of $380.8 million and $423.3 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At October 1, 2022 and January 1, 2022, we had outstanding economic hedges with a total notional value of $283.4 million and $325.4 million, respectively.
At October 1, 2022, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $47.2 million.
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
In connection with the Merger Agreement, four complaints have been filed as individual actions in United States federal court. Three cases have been filed in the United States District Court for the Southern District of New York and are captioned Reid v. iRobot Corporation, et al., 1:22-cv-07498 (filed Sept. 1, 2022); Moore v. iRobot Corporation, et al., 1:22-cv-08445 (filed Oct. 4, 2022); and Montgomery v. iRobot Corporation, et al., 1:22-cv-08495 (filed Oct. 5, 2022). One case has been filed in the United States District Court for the District of Delaware and is captioned Dixon v. iRobot Corporation, et al., 1:22-cv-01307-UNA (filed Oct. 5, 2022). The foregoing complaints are referred to as the "Merger Actions."
The Merger Actions generally allege that the definitive proxy statement or the preliminary proxy statement filed by the Company with the SEC on August 25, 2022 misrepresent and/or omit certain purportedly material information relating to the Company’s financial projections, the analyses performed by the financial advisor to the Company’s Board of Directors in connection with the Merger, potential conflicts of interest of the Company’s officers and directors, and the events that led to the signing of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-9 promulgated thereunder against all defendants (the Company and its Board of Directors) and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger unless and until certain additional information is disclosed to the Company’s stockholders, rescission and damages if the Merger is consummated, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may deem just and proper.
Between October 21 and November 4, 2022, all of the Merger Actions were voluntarily dismissed. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.
While the Company believes that the disclosures set forth in the definitive proxy statement comply fully with all applicable law and denies the allegations in the pending Merger Actions described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, the Company made certain disclosures that supplement and revise those contained in the definitive proxy statement (the "Supplemental Disclosures"). These Supplemental Disclosures were filed with the SEC under Schedule 14A. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, the Company specifically denies all allegations in the Merger Actions described above that any additional disclosure was or is required or material.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended January 1, 2022, as supplemented by the Risk Factors described in our Quarterly Report on Form 10-Q for the quarters ended April 2, 2022 and July 2, 2022, other than as set forth below:
Significant reductions in consumer demand has caused, and will likely continue to cause, a decrease in revenue from sales of our products and additional costs reducing both gross margin and operating income.
Reductions in consumer demand for our products have caused a decrease in revenue from sales of our products and additional warehousing and demurrage charges and an associated increase in our inventory. If we are not successful in increasing consumer demand, or if macroeconomic conditions impacting consumer demand do not improve, we will continue to incur these additional charges and adverse impacts to our revenue and profitability.
In addition, we do not have long-term fixed price contracts with our contract manufacturers. As we reduce production orders with our contract manufacturers to meet demand, we may face increased cost of goods sold as both our own manufacturing overhead as well as that of our suppliers is amortized over smaller production levels. In addition, as production decreases, we may not be able to maintain manufacturing relationships with some of our suppliers causing us to exit production at certain contract manufacturers. The process of exiting production at certain contract manufacturers may cause us to incur additional costs related to unused tooling, components, relocation of materials and fixtures, and unrecouped non-recurring engineering.
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
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future reporting periods. During the three months ended October 1, 2022, we concluded that, based on our evaluation of available positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. Our results of operations would be impacted negatively if we determine that a deferred tax asset valuation allowance is required in a future reporting period.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our credit facility, will be sufficient to meet our current and anticipated needs for at least the next twelve months. In the event our future revenue does not meet our expectations or our costs are higher than expected, we may eliminate or curtail expenses to further mitigate the impact on working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, the overall macroeconomic conditions due to heightened inflation and reduced consumer confidence stemming from the Russia-Ukraine war and the ongoing impact of the COVID-19 pandemic on our business. Moreover, to the extent existing cash and cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to extend the timing of repayment of or refinance our existing credit facility or raise additional funds through public or private equity or debt financing. In such cases we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our credit facility may be limited by the restrictive financial covenants contained in the agreement.

Risks Related to the Merger
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock (which we obtained at the special meeting of our stockholders held on October 17, 2022), (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (3) the absence of any order, injunction or law prohibiting the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•uncertainty or competitive forces in the marketplace, which could lead current and prospective customers, retailers and distributors to purchase products from others or reduce, delay or cancel purchasing from us; for example, one of our top five customers by revenue notified us in early November 2022 that it will cease purchasing our products effective immediately, which we believe is a direct result of the pending Merger;
•uncertainty caused by negative sentiment in the marketplace with respect to treatment of user data and concerns about possible changes to our products and services or policies;
•disruption to our business and operations, including diversion of management attention and resources;
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
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the receipt on September 19, 2022, of a request for additional information and documentary materials (the "Second Request") from the Federal Trade Commission ("FTC") in connection with the FTC's review of the Merger;
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
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Amazon’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1#	Agreement and Plan of Merger, dated as of August 4, 2022, by and among iRobot Corporation, Amazon.com, Inc., and Martin Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed August 5, 2022)

3.1	First Amendment to the Amended and Restated By-Laws of iRobot Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed August 5, 2022)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

#	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 10, 2022	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)