Form 10-K
period 2022-12-31
IROBOT CORP
filed 2023-02-14
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $1.0 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on July 2, 2022, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 27, 2023, there were 27,423,694 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2022

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development, launches and manufacturing, ability to address consumer needs, expansion of our addressable market and connected consumer base, factors for differentiation of our products, our competition, our market position, market acceptance of our products, seasonal factors, the impact of promotional activity and tariffs, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances and product integration plans are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report. Also, these forward-looking statements speak only as of the date of this Annual Report, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements.
iRobot and its stylized logo, Roomba, Roomba Combo, Clean Base, iRobot OS, iRobot Genius Home Intelligence, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, P.O.O.P. Pet Owner Official Promise, Corners. Edges. And the Details in Between., Imprint, Mirra, Root, Terra, vSLAM and Virtual Wall are trademarks of iRobot Corporation (together with its subsidiaries, "iRobot", the "Company", "we", "us" or "our").
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold nearly 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform. The software intelligence of iRobot OS powers our portfolio of connected robotic floor care products, enabling an ever-expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our long-term vision of building out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
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
2022 Financial Performance
Our total revenue for fiscal 2022 was $1,183.4 million, declining 24.4% from revenue of $1,565.0 million in fiscal 2021. Geographically, domestic revenue declined by $139.1 million, or 18.4%, and international revenue declined by $242.5 million, or 29.9%. Entering 2022, we were focused on further expanding our business by addressing a range of supply chain challenges that constrained our financial performance in 2021. Although we made considerable progress in addressing those supply chain challenges, market conditions in our two largest regions, North America and EMEA, eroded considerably over the course of 2022. In North America, consumer spending was impacted by high inflation, rising energy costs and slowing growth while consumer spending across EMEA was affected by the combination of a recessionary climate in many European countries and geopolitical instability, highlighted by the Russia-Ukraine war. These macroeconomic trends resulted in lower overall category demand and order reductions, delays and cancellations from retailers and distributors in those two regions. While we took actions in August 2022 to better align our spending with lower revenue levels, the magnitude of the revenue decrease resulted in a significant operating loss in 2022.
Strategy & 2022 Highlights
Our strategy to improve our near-term financial performance and ultimately drive sustainable, profitable growth over the long term remains focused on four concepts: innovate, get, keep and grow – all of which is enabled by our talent, operational excellence and an expansive range of data and insights about our products and the consumers who purchase them.
•Innovate: We are focused on maintaining our RVC category leadership by continuing to fund innovation. We typically deliver new, high-value functionality and features in our newest products. We also focus on cost-optimizing our innovations in ways that extend those capabilities across our portfolio. In addition to continuing to advance beautifully designed, high-performance hardware platforms, our investments in research and development also support ongoing advances in our iRobot OS platform by leveraging our extensive AI, home understanding and machine vision capabilities. We believe that software intelligence will be increasingly critical for differentiating our floor cleaning robots and other home innovations. During 2022, we delivered several important new innovations while also taking steps to protect our innovations:
◦We launched two upgrades to our iRobot OS platform, delivering new features and digital experiences across our entire portfolio of WiFi-connected floor cleaning robots.
◦In September 2022, we introduced the Roomba Combo™ j7+, an advanced floor cleaning robot that can vacuum and mop in a single cleaning job.
◦iRobot’s patent infringement action against SharkNinja Operating LLC and its related entities ("SharkNinja") received a favorable initial determination at the International Trade Commission ("ITC"). The initial determination recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products.
•Get: This element of our strategy is based on expanding our base of connected customers who have opted into communications with us either through our Home App, email or both. As we move forward, we believe that our extensive network of retailers and distributors around the world will remain critical in enabling us to continue expanding our connected customer base.

◦We ended 2022 with 17.6 million connected customers, an increase of 26% from 2021.
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
◦Over the past 12 months, we have taken steps to further enhance our customer care capabilities and elevate product quality, the combination of which has helped us reduce our warranty expense and drive improvement in our customer satisfaction ratings and net promoter scores.
•Grow: An important element in our plan to drive profitable growth over the long term is increasing revenue from our existing customers. To motivate more customers to purchase our products and services more frequently directly from us, we continue to invest in enhancing the online buying experience on our website and through our Home App as well as by implementing marketing systems and tools designed to enable us to target the right customers at the right time with the right promotions. Product diversification, while less practical in the near-term given current market conditions, remains strategically important for expanding existing customer revenue. Accordingly, we have adjusted our 2023 plans to limit investment in non-robotic product development while continuing to devote resources that can broaden our robotic product portfolio over the longer term.
◦We continued to deliver enhancements to support e-commerce on our websites and Home app, as well as help nurture customer spending over the long-term;
◦Revenue from existing end customers grew 8.9% in fiscal 2022;
◦Many existing customers purchased their products directly from us online, a dynamic which helped underpin 3.4% growth in our direct-to-consumer revenue in fiscal 2022.
Technology
Since the Roomba’s introduction in 2002, we have continuously pursued innovation and introduced a wide range of powerful features and functionality that have been favorably received by customers, helped extend our consumer robot technology and category leadership, and have further expanded our product portfolio. Over the past several years, we have focused on research and development initiatives that elevate the iRobot experience by combining beautifully designed, high-performance hardware with thoughtful intelligence. We believe that this approach enables us to advance overall cleaning efficacy and performance, increase autonomy of our products, and enable personalized control over how, when and where our robots clean. We believe that our products will continue to be increasingly differentiated by their software intelligence and are investing in our iRobot OS platform accordingly. By leveraging our robust connectivity and cloud infrastructure through Amazon Web Services and the ever-increasing processing power in our robots, we have built a Home Knowledge Cloud that can quickly and cost-effectively support over-the-air delivery of new digital features and enhanced functionality for customers globally. This infrastructure also allows us to collect valuable performance data that helps us identify and remedy product performance issues, improve the effectiveness of our support teams, and inform our short-term and long-term product roadmaps.
Our development roadmaps are shaped by our product management teams, interactions between customers and our support teams, a wide range of consumer studies and surveys, as well as analysis of extensive performance data of our robots in the field as discussed above. We believe that our iRobot OS platform will continue to play a key role in our ability to consistently deliver new features and functionality in our floor cleaning robots and other home innovations. We also plan to continue leveraging recent and ongoing investments in a range of technologies and interfaces, including artificial intelligence, home understanding and machine vision, that further improve cleaning efficacy, make our products easier to use and perform better, increase the trust that the user places in our products to successfully complete their missions, and tightly integrate our products into the lifestyles of our users.
Products & Services
We sell various products designed to empower people to do more in and around their homes. We believe our home floor cleaning robots deliver compelling and unique value to customers by providing a better way to clean that frees people from repetitive, time consuming home cleaning tasks. To ensure the continued adoption of our robots, we plan to continue to invest in the digital, data and physical products necessary to further improve the robots' cleaning efficacy, deliver the requisite intelligence to successfully complete missions without requiring user intervention, and offer personalized control over cleaning so that the robots fit seamlessly into the lifestyle of their owners. We also have taken and will continue to take steps aimed at diversifying our product portfolio, which we believe will help us increase our total addressable market, leverage our iRobot OS platform to support a larger ecosystem of robotic and smart home offerings, and drive profitable growth over the long term. We also continue to offer subscription services for our robotic floor cleaning robots, which provide subscribers with several important benefits: a lower initial out-of-pocket expense; an affordable monthly recurring membership fee for continued use of the product; dedicated customer care; accessories on demand; extended warranty coverage; and product upgrades.
Our products and services consist of the following offerings:
Home Maintenance Products: Floor Care Robots
•Roomba – We currently offer multiple Roomba floor vacuuming robots at suggested retail price points ranging from approximately $275 to $1,100 based upon features and performance characteristics. Our WiFi-connected Roomba robots are powered by our iRobot OS platform, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, provide recommendations to further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple robots. Also included within the Roomba family is the Roomba Combo j7+, an advanced floor cleaning robot introduced in late 2022 that performs both mopping and vacuuming. To help ensure that our Roomba robots perform optimally, we also sell Roomba accessories and consumables, including the Clean Base® Automatic Dirt Disposal, replacement dirt disposal bags for the Clean Base, filters, brushes and batteries.
•Braava – We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard-surface floors at suggested retail price points ranging from $199 to $500. Our WiFi-connected Braava robots are also powered by our iRobot OS platform. To help ensure that our Braava robots perform optimally, we also sell Braava accessories and consumables, including cleaning solution, washable and disposable mopping pads, replacement tanks and batteries.
•Subscription Services and Extended Warranties – We currently market several different subscription services and membership programs to customers for a monthly fee. We also directly offer extended warranties for our floor care robots, including an option to cover accidental damage in the U.S.
Home Maintenance Products: Cleaning Products
•H1 Handheld Vacuum – We currently offer a powerful portable vacuum designed to help people clean areas that Roomba cannot easily reach. This product is currently sold directly to consumers via our digital properties at a suggested retail price of $250. We also market accessories for this product including filters, chargers, batteries and an extension kit that converts the H1 into a stick vacuum.
Home Health Products: Air Purifiers
•Aeris Air Purifiers – We currently market a line of air purifiers under the Aeris brand at suggested retail price points ranging from $500 to $1,000. We also sell filters and fabric covers. We plan to introduce new air purifiers in select international markets under the iRobot brand during 2023.
Home Education Products: Coding Robots
•Root – We offer Root robots designed to help children learn how to code that range in price from $130 to $180. These products help broaden the impact of our STEM efforts and reinforce our commitment to making robotic technology more accessible to educators, students and parents.
•Create 3 – iRobot Create 3, priced at $375, is an affordable, preassembled mobile robot platform built from the blueprint of a Roomba robot vacuum that provides an out-of-the-box opportunity for educators, developers and high-school and college-age students to program behaviors, sounds, movements and add additional electronics.
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
We seek to form relationships with organizations that can provide best-in-class technology or market advantages for establishing iRobot technology. Consistent with our position on customer data privacy, data from consumers who have purchased our products is not accessible to third parties unless the customer affirmatively opts into the program and acknowledges that this home understanding data will be used in support of these related integrations. We are also advancing technology alliances with other smart home device companies to help expand the capabilities of our products or enable our respective products to be integrated more tightly and thereby work together more seamlessly.
Sales and Distribution Channels
We sell our robotic floor care products through distributor and retail sales channels, as well as the online store on our website and through our Home App. We plan to integrate the Aeris air purifier products into our channels as applicable while continuing to support existing business-to-business sales to schools, medical and dental offices and other commercial enterprises. For fiscal 2022, 2021 and 2020, sales to non-U.S. customers accounted for 48.0%, 51.8%, and 47.9% of total revenue, respectively. For fiscal 2022, 2021 and 2020, we generated 22.6%, 21.8% and 22.7% of total revenue, respectively, from one of our retailers.
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
Our retail and distributor networks are our primary distribution channels for our products. Complementing our retail and distributor networks is a growing direct-to-consumer sales channel. For fiscal 2022, 2021 and 2020, direct sales to consumers accounted for 16.4%, 12.0% and 10.5% of total revenue, respectively.
Customer Service and Support
We also provide ongoing customer service and support, which is critical to the "Keep" element of our strategy. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained on the technical intricacies of our consumer products. Our support activities are focused on helping customers enjoy our products and optimize their performance by resolving technical issues or repairing our products. With Wi-Fi connectivity implemented across the vast majority of our floor cleaning robots, we can provide customer support directly via the iRobot HOME App, and our customer service representatives can use video chat tools and access robot performance information remotely to identify relevant issues and behaviors to more efficiently and effectively troubleshoot and address customer questions and concerns. In addition, this connectivity enables us to provide direct marketing material, and deliver new features and enhanced functionality to robots in the field.
Due to the modular nature of our products, our support teams are often able to help customers remediate issues themselves, augmented by iRobot-certified technicians who perform repairs if a timely resolution cannot be achieved. In our effort to provide highly responsive support, customers use a variety of channels to contact our customer care teams, spanning our websites, email, social media and telephone, which now includes a convenient call back feature to help reduce wait times. We believe that providing subscribers of our robots-as-a-service offerings with dedicated support staff is another important differentiator to help us drive adoption of these services, enabling us to elevate the utility of our floor care robots, increase overall customer satisfaction and maximize ongoing retention.
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
Our marketing strategy is to drive consumer awareness of and interest in iRobot's product portfolio and convert this interest into sales via our retail and direct-to-consumer channels. Our sales and marketing expenses represented 24.8%, 18.5% and 18.6% of our total revenue in fiscal 2022, 2021 and 2020, respectively. We expect to continue to invest in national advertising across a range of media, direct marketing and public relations to drive consumer demand and further build brand awareness.
Marketing highlights in 2022 included the launches of iRobot OS along with a new advertising campaign to help consumers better appreciate the value of iRobot OS across its robotic floor cleaning portfolio. We also supported the successful introduction of the Roomba Combo j7+ Robot Vacuum and Mop, and moved into production with new marketing technology systems and tools to help support existing customer revenue growth and further enhance the online buying experience on our websites and the iRobot HOME App. Related to these specific initiatives, we have continued to fund critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth, to encourage repeat purchases by existing customers and inspire new customers to buy our products. Since we anticipate that market conditions will remain challenging into 2023, we plan to carefully align working media and other demand-generation activities with anticipated revenue while limiting marketing investment in non-robotic product categories during fiscal 2023.

Manufacturing
Our core competencies are the design, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the production of our robots, to third-party entities skilled in manufacturing. By relying on the outsourced manufacture of our robots, we can focus our engineering expertise on the design of robots and associated technologies.
Manufacturing a new product requires a close relationship between our product designers, our operations teams and the contract manufacturer, as well as a range of component and raw materials suppliers as appropriate. Using multiple engineering techniques, our products are introduced to the selected production facility at an early-development stage and the feedback provided by manufacturing is incorporated into the design before tooling is finalized and mass production begins. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Once a new product has been introduced, we focus on executing a multi-year plan to improve its profitability through a combination of higher production volume and cost-optimization initiatives. To help us efficiently and effectively fulfill orders from retailers and consumers around the globe, we work closely with third-party logistics partners as well as a range of oceanic and air freight transportation providers.
Under our agreements with our contract manufacturers, the manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends and analysis from our sales and product management functions. We believe that we have taken steps to diversify our manufacturing so that overall volumes are relatively well balanced across our multiple contract manufacturers in multiple geographies and a substantial majority of volume is dual sourced. Given the significant changes in market conditions and consumer demand in recent years, we move forward with the operational flexibility to manufacture between 1,000 robots a day and 37,000 robots a day in 2023. As a result, we believe we are well positioned to reduce year-end 2022 inventory levels, optimize production levels across multiple contract manufacturers and geographies, meet demand for peak seasons and respond quickly to ever-changing market conditions. We outsource the manufacturing of our consumer products to multiple contract manufacturers with plants in Southern China and Malaysia.
During 2022, we made important progress to address the supply chain challenges that impacted our business in the prior year. More specifically, to further improve our supply chain continuity and resiliency, we qualified components from new and existing suppliers, and increased safety stock levels. In addition, we carefully managed transportation costs, consolidated our warehouse and distribution networks to improve our fulfillment capabilities, and worked closely with our account teams and retailers to manage inventory levels. We also continued our efforts to scale manufacturing capacity in Malaysia and optimize production among our contract manufacturers in China and Malaysia. Based on inventory levels at the end of 2022 and near-term order expectations, we plan to substantially reduce robot production in both China and Malaysia during the first quarter of 2023 with plans to increase volume in April 2023. We believe that our efforts to scale production in Malaysia and in other regions closer to our largest geographical market will help us reduce our prospective exposure to current U.S. tariffs which are expected to be reinstated beginning in the fourth quarter of 2023 and mitigate the geopolitical risks associated with concentrating production solely in China.
Research and Development
Our research and development team develops new software and hardware products, as well as improves and enhances our existing software to address customer demands and emerging trends. We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhance and develop new applications for our existing products. For fiscal 2022, 2021 and 2020, our research and development expenses were $166.5 million, $161.3 million and $156.7 million, or 14.1%, 10.3% and 11.0% of revenue, respectively. We intend to continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products that will continue to address our existing and adjacent market sectors.
Our research and development is conducted by teams dedicated to particular projects, which are primarily located at our headquarters in Bedford, Massachusetts and our office in Pasadena, California.
Competition
The market for robots, including floor cleaning robots, is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations, with an increasing number of competitor companies and products. As the performance, functionality and features of our floor cleaning robots have advanced, we believe that consumers are increasingly willing to consider our products as replacements for their traditional vacuum cleaners and wet floor cleaning products. Over the past two years, floor cleaning robots that consolidate vacuuming and mopping functionality in a single product ("2-in-1 robots") have become increasingly popular with European consumers. A number of established companies have developed robots that compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our robot cleaning competitors include consumer electronics and consumer appliance companies such as Samsung, LG, Panasonic, Xiaomi, Cecotec, Hitachi, Electrolux, Midea and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover, and firms primarily focused on robotic cleaning such as Ecovacs, Roborock, Neato and iLife. In addition, a number of these competitors now market 2-in-1 floor cleaning robots. We believe that the principal competitive factors in the market for robots include product features, performance for the intended mission, total cost of system operation and overall perceived value, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, brand and reputation.
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
Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support, and ability to leverage our iRobot OS platform across our products. We remain committed to funding the ongoing enhancement of our products and the development of new robotic floor cleaning robots to deliver cleaning performance, innovative features and functionality, quality and overall value that will appeal to consumers. We plan to complement these investments with various sales, marketing and support activities that we believe are necessary to stimulate customer demand and maintain and improve customer satisfaction.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the United States and a number of foreign countries. We currently hold a significant number of patents and have filed numerous additional patent applications. As of December 31, 2022, we held 585 U.S. patents, more than 1,000 foreign patents, additional design registrations, and have more than 500 patent applications pending worldwide. While our U.S. patents began to expire in 2021, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, Clean Base, Roomba Combo, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, Corners. Edges. And the Details in Between., Imprint, Mirra, Root, Terra, vSLAM and Virtual Wall. Our marks iRobot, Roomba, Braava, Braava jet, Better Together, Root, Clean Map, Imprint, PerfectEdge, Terra, Virtual Wall, and certain other trademarks, have also been registered in selected foreign countries.
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
On October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction, and the case is currently stayed pending the outcome of one or more appeals from decisions of the U.S. Patent Trial and Appeal Board. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents related to robotic vacuum cleaners. The trial began in January 2022. In October 2022, we received a favorable initial determination in our patent infringement action against SharkNinja at the ITC. The ruling, which found that SharkNinja had infringed valid claims of multiple iRobot asserted patents, recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products.
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
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. In fiscal 2022, 2021 and 2020, our second-half consumer product revenue represented 53.7%, 57.3% and 67.0% of our annual consumer product revenue, respectively. We have also experienced higher selling and marketing expenses in the second half of the year compared to the first half of the year due to increased marketing campaigns to support seasonal holiday demand. In fiscal 2022, 2021 and 2020, our selling and marketing expense in the second half of the year represented 53.3%, 56.0% and 67.7% of our selling and marketing expense for full fiscal year, respectively. We expect that the majority of our revenue and selling and marketing expenses will continue to be generated in the second half of any given fiscal year unless or until we successfully introduce new products that have potential to generate stronger sales during the first half of the year.
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

Human Capital
As of December 31, 2022, we had 1,254 full-time employees. Approximately 30% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.
Culture and Work Environment
Over the past three decades, iRobot has created and amplified a unique culture built on fostering invention, discovery and technological exploration in the pursuit of practical and value-add robot products for the next-generation home. iRobot is committed to attracting and retaining the best and brightest talent, leveraging new perspectives, ideas, skills, languages and cultural backgrounds, and providing the resources for individuals to reach their full potential. We’ve assembled a global team of talented, motivated and unique individuals by providing our people with opportunities to make a tangible impact in helping our company thrive while also advancing their careers. In addition, iRobot’s culture is further shaped by an ongoing commitment to the future of Science, Technology, Engineering and Math ("STEM") education. This effort spans our educational robots, a range of complementary educational resources and our STEM outreach program, which is focused on engaging and inspiring students of all ages to learn more about robotics. We communicate regularly with our employees around the world and hold periodic virtual town hall meetings and in-person forums when appropriate to help keep employees informed.
Underpinning our culture is an ongoing commitment to ensuring that our employees, customers and suppliers are treated with dignity and respect. We strive to maintain a workplace that is free from violence, harassment, intimidation and other unsafe or disruptive conditions. Our policy is to provide a safe and healthy workplace and comply with applicable safety and health laws and regulations, as well as internal requirements. Additionally, the safety and health of our employees is of paramount importance to us. Since the height of the COVID-19 pandemic, we have implemented or modified a wide range of policies and practices to help support the physical and mental health while maintaining the productivity of our global workforce.
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
iRobot iDEA (Inclusion, Diversity, Equity & Acceptance)
iRobot is an inclusive organization, seeking out the best and brightest minds to help us meet the global requirements of our business. We are excited to welcome new perspectives, ideas, skills, languages and cultural backgrounds to our global iRobot family. As part of our commitment to build our business, we formed the Diversity Council, which comprises our senior leadership along with representatives from our Employee Resource Group, to advance diversity across the organization. We have branded these efforts as iDEA (inclusion, diversity, equity & acceptance) with dedicated staff and resources to expand on our progress domestically and abroad.
The iRobot community is built upon the diverse perspectives, beliefs and backgrounds of incredibly talented people from around the world who have all had a hand in shaping who we are as an organization. Strengthening diversity within our global workforce enables iRobot to bring our collective ideas together to invent a future that seamlessly fits the unique, personal and diverse needs of our global consumer base. We have and will continue to take action and hold ourselves accountable to continue to foster equality and diversity on a global scale. Each day we learn from each other, grow and evolve, seeking out new opportunities to strengthen our support for all employees and the communities in which we work. Our efforts to advance diversity and inclusion include programming, partnerships and initiatives that have helped enhance our workplace, strengthen our workforce and positively impact our community.
More Information
Additional information about our efforts to make our company a great place to work, build a career and build an appealing corporate culture that prides itself on diversity and inclusion is available within our 2022 Corporate Social Responsibility report, which is available on our website as well as within the Careers section of our website.

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
ITEM 1A.     RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
Risks Related to our Business and Industry
We have incurred substantial operating losses in the past year, expect to continue to incur operating losses for the foreseeable future, and may not achieve a return to profitability in the future.
During the most recent fiscal year, we incurred a substantial operating loss of $240.4 million due to the combination of declining orders for our products and significant decreases in our gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue growth and gross margin improvement. In addition, our revenue may decline for a number of reasons, including reduced demand for our products, increased competition or macroeconomic conditions, and if our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our credit facility, will be sufficient to meet our current and anticipated needs for at least the next twelve months. In the event our future revenue does not meet our expectations or our costs are higher than expected, we may eliminate or curtail expenses to further mitigate the impact on working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continuing market acceptance of our products and services, the overall macroeconomic conditions due to heightened inflation and reduced consumer confidence stemming from the Russia-Ukraine war, and the ongoing indirect impacts of the COVID-19 pandemic on our business. Moreover, to the extent existing cash and cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to extend the timing of repayment of or refinance our existing credit facility or raise additional funds through public or private equity or debt financing. In such cases, we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. In addition, our access to credit through our credit facility may be limited by the restrictive covenants contained in the agreement.
Significant reductions in consumer demand has caused, and will likely continue to cause, a decrease in revenue from sales of our products and additional costs reducing both gross margin and operating income.
Reductions in consumer demand for our products have caused a decrease in revenue from sales of our products and also resulted in higher inventory levels and additional warehousing and demurrage charges. If we are not successful in increasing consumer demand, or if macroeconomic conditions impacting consumer demand do not improve, we will continue to incur these additional charges and adverse impacts to our revenue and profitability.

To ensure an adequate inventory supply, we must forecast inventory needs and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for specific product SKUs by region. Failure to accurately forecast our needs has resulted, and may continue to result, in manufacturing delays, increased costs, or excess inventory. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Our failure to accurately forecast consumer demand has resulted, and may continue to result, in excess inventory levels or a shortage of certain product models available for sale. We have recently experienced a decrease in consumer demand and an increase in our inventory levels. Inventory levels in excess of consumer demand has resulted, and may continue to result, in increased promotional intensity to support the sale of excess inventory, which would cause our gross margins to suffer.
In addition, we do not have long-term, fixed price contracts with our contract manufacturers. As we reduce production orders with our contract manufacturers to meet demand, we face increased cost of goods sold as both our own manufacturing overhead as well as that of our suppliers is amortized over smaller production levels. In addition, as production decreases, we may not be able to maintain manufacturing relationships with some of our suppliers, which has caused us to exit production at certain contract manufacturers. The process of exiting production at certain contract manufacturers has caused us, and may continue to cause us, to incur additional costs related to unused tooling, components, relocation of materials and fixtures, and unrecouped non-recurring engineering.
We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.
A number of companies have developed or are developing robots that will compete directly with our product offerings. Our competition includes established, well-known sellers of floor cleaning robots such as Ecovacs, SharkNinja, Samsung, Roborock, as well as new market entrants. Many current and potential competitors are larger in size and more broadly diversified with substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which has, and may continue to, further drive down the average selling price in the marketplace for floor cleaning products. Moreover, while we believe many customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete with providers of traditional vacuum cleaners.
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
Many of our competitors have demonstrated an ability to rapidly replicate new features and innovations that we have introduced into the market, and therefore are able to offer products with similar capabilities to ours at lower prices. Other competitors have demonstrated the ability to innovate more rapidly than we have, and those innovations – particularly in the development of 2-in-1 robot vacuum cleaners – have allowed competitors to offer products at premium price points as well as capture significant market share in certain geographic markets. In addition, some of our competitors aggressively discount their products and services in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. In addition, new products often have lower volumes, lower selling prices or higher costs than products that have been sold for at least a year; any or all of those factors could negatively impact our gross margins and operating results.
We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products. Our failure to compete successfully has caused, and may continue to cause, our revenue and market share to decline, which would negatively impact our results of operations and financial condition.
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
To remain competitive, we must continue to invest in developing tools and processes to improve the speed at which we are able to develop competitive products. This includes a significant investment in designing multiple hardware-based platforms and developing a reusable software architecture for use across those platforms. The development of multiple hardware platforms and a reusable software architecture requires the expenditure of significant resources that may not result in the designed efficiencies. Our inability to reduce the cost to develop new products or product variants has substantially impacted, and may continue to substantially impact, our ability to offer products that compete favorably.
We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee may impair our ability to operate effectively.
Our success depends upon the continued services of our senior management team and key technical employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. In addition, because of the highly technical nature of our robots, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results. Also, increased turnover, particularly on the senior management team, with insufficient development of leadership talent and succession plans, could diminish employee confidence and increase risks for retaining key employees. Uncertainties related to our proposed Merger with Amazon have added additional risks to our ability to retain talent.
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
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of a reduction in force executed in August 2022, and the impact of uncertainties related to our proposed Merger with Amazon. Given the difficult market conditions, the steps we are taking to manage our costs and the ongoing uncertainty of the timing and outcomes of the regulatory reviews required to complete our Merger with Amazon, we expect to continue to experience increased employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
Our business has been, and will continue to be, adversely affected by the continuing effects of the coronavirus pandemic.
The coronavirus pandemic and virus containment measures taken by government authorities have directly and indirectly impacted our business and operating results but the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge, future spikes of infections (including the spread of variants or mutant strains), and the actions to contain the coronavirus or treat its impact, among others. The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change not only with the spread of the disease, but also with the scope and timing of governmental, regulatory, fiscal, monetary and public health responses.

Our business operations could be further disrupted or delayed by effects of the pandemic. The pandemic has resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, event cancellation, and other factors that cause an increase in costs or order cancellations, reductions or delays. For example, our manufacturing supply chain has been and may continue to be adversely affected by production delays or limited manufacturing volumes associated with factory shutdowns or reduced numbers of workers or working hours in the factories, limits on component supplies and diminished capability to implement engineering and design changes in a timely manner. Although the business and markets in mainland China have reopened as mainland China relaxed its policies and controls relating to COVID-19 in early December 2022, the number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our manufacturers in China. Travel restrictions have prevented, and may continue to prevent, significant progress in supply chain diversification efforts in Malaysia, which may have a material impact on our ability to mitigate the impact of Section 301 List 3 tariffs on Roomba products imported from China. In addition, quarantines, stay at home orders and other travel limitations (whether voluntary or required) impede our employees’ ability to efficiently conduct research and development activities or oversee manufacturing activities, which has, and may continue to, slow innovation, lead to higher costs or both. For example, we have experienced an increase in freight costs and a delay in our supply chain diversification efforts. Adverse impacts to our operations caused directly or indirectly by the pandemic may lead to delay, default, violation and/or non-compliance under existing agreements.
While the potential economic impact and the duration of the pandemic may be difficult to assess or predict, it has caused, and is likely to result in further, significant disruption of global financial markets. In addition, a recession, depression or other sustained adverse market event relating directly or indirectly to the pandemic could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. We do not yet know the full extent of potential delays or impacts on our business, our industry or the global economy as a whole.
If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.
We are currently investing in our direct-to-consumer sales channel, primarily through our website and mobile app and the technology infrastructure used to support them. Our future growth relies in part on our ability to attract consumers to this channel, which requires significant expenditures in marketing, software development and infrastructure. If we are unable to drive traffic to, and increase sales through, our website and mobile app, our business and results of operations could be harmed. The success of direct-to-consumer sales is subject to risks associated with e-commerce, many of which are outside of our control. In addition, our efforts to carefully manage our cost structure may result in lower levels of investment in our direct-to-consumer infrastructure and systems. Our inability to adequately respond to these risks and uncertainties, successfully fund new infrastructure initiatives or maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.
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
On November 15, 2021, we acquired Aeris Cleantec AG, a provider of premium air purifiers. This acquisition represents our first major expansion of product offerings beyond consumer robotics. Air purifiers represent a new market segment for us and is subject to intense competition.

Our success in the air purifier market will depend on a number of factors including our ability to develop innovative solutions, integrate those solutions into our home ecosystem, and market and sell those solutions to our existing and new customers. Establishing a new market segment will require significant investment in R&D and sales & marketing in the near term. These investments may not be successful, and our revenue and profitability may suffer. Because of our current fiscal constraints, our ability to support investments of this magnitude are limited, and a more limited level of investment in the near-term is unlikely to yield a meaningful return.
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
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For fiscal 2022, 2021 and 2020, sales and marketing expenses were $293.3 million, $289.8 million, and $265.5 million, respectively, representing approximately 24.8%, 18.5% and 18.6%, of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. During the three months ended October 1, 2022, we concluded that, based on our evaluation of available positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future periods. Our results of operations would be impacted negatively if we determine that an additional valuation allowance is required in a future reporting period.

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
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products until December 31, 2020. From January 1, 2021 to October 11, 2021, the 25% Section 301 tariff again applied to our Roomba products imported from China. Additional exclusions from this tariff were granted by the USTR effective October 12, 2021 through December 31, 2022, and January 1, 2023 through September 30, 2023. Although we have begun relocating a meaningful portion of our supply chain from China to Malaysia, we again face compression on our margin on products sold and pricing pressures on our products. Any additional or increased tariffs may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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
Because we are an increasingly global business that in fiscal 2022, 2021 and 2020, generated approximately 48.0%, 51.8%, and 47.9%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
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
We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding consumer protection, advertising, electronic commerce, intellectual property, product liability, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. In the EU, recent changes to consumer protection laws and regulations have resulted in significant increases in the fines for non-compliance. We may also become subject to new EU laws mandating transparency for users of artificial intelligence systems.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For the fiscal 2022, 2021 and 2020, sales to non-U.S. customers accounted for 48.0%, 51.8%, and 47.9% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
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
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. For example, the COVID-19 pandemic has disrupted and will continue to disrupt our supply chain and manufacturers, resulting in a disruption in manufacturing our products as further discussed in the risk factors entitled "We depend on a limited number of manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements" below and "Our business has been, and will continue to be, adversely affected by the continuing effects of the coronavirus pandemic" above.
The effects of regulations relating to conflict minerals may adversely affect our business.
The SEC requires companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents, and on January 5-12, 2022 the ITC held a trial on four of those patents and a final determination has not been made. In October 2022, we received a favorable initial determination in our patent infringement action against SharkNinja at the ITC. The ruling, which found that SharkNinja had infringed valid claims of multiple iRobot asserted patents, recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products.

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
•the pending Merger with Amazon, and
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
We do not expect that our revenues will grow at rates that will allow us to achieve profitability for the foreseeable future, and we may not achieve a return to profitability in the future. We base our current and future expense levels on our internal operating plans and sales forecasts, including forecasts of holiday sales for our consumer products. A significant portion of our operating expenses, such as research and development expenses, certain marketing and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a quarter are below our expectations, we might not be able to reduce operating expenses for that quarter. Accordingly, a sales shortfall during a fiscal quarter, and in particular the fourth quarter of a fiscal year, could have a disproportionate effect on our operating results for that quarter or that year. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.
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
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•uncertainty or competitive forces in the marketplace, which could lead current and prospective customers, retailers and distributors to purchase products from others or reduce, delay or cancel purchasing from us; for example, in early November 2022, we were notified by one of our top five customers by revenue that it planned to cease purchasing our products effective immediately, which we believe is a direct result of the pending Merger. Following discussions with this customer, the customer plans to purchase our products for at least the first six months of 2023;
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
•the requirement that we pay a termination fee of $56.0 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Amazon because the Board withdraws its recommendation in favor of the Merger; and
•the potential inability of the Company to restore business with any customers, retailers, or distributors lost due to uncertainty or competitive forces in the marketplace relating to the pending Merger, including the loss of one of the Company’s top five customers by revenue in early November 2022, that is believed to have been caused by the pending Merger, as well as the potential negative impact of these forces on the ability of the Company to attract prospective customers, which could adversely impact the Company’s business, financial condition, and stock price in the event that the Merger is not completed.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 250,000 square feet. This lease expires on April 30, 2030. We also lease smaller facilities around the world. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of January 27, 2023, there were approximately 27,423,694 shares of our common stock outstanding held by approximately 184 stockholders of record.
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

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, product integration plans, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, seasonal factors, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the timing of and ability to recover tariff refund claims, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our projected income tax rate, our credit and letter of credit facilities, including our ability to extend or refinance the credit facility, our valuations of investments, valuation and composition of our stock-based awards, efforts to mitigate supply chain challenges, availability of semiconductor chips, liquidity and the impact of cost-control measures and the amount of restructuring charges related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold nearly 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform. The software intelligence of iRobot OS powers our portfolio of connected robotic floor care products, enabling an ever-expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our long-term vision of building out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
Our total revenue for fiscal 2022 was $1,183.4 million, declining 24.4% from revenue of $1,565.0 million in fiscal 2021. Geographically, domestic revenue declined by $139.1 million, or 18.4%, and international revenue declined by $242.5 million, or 29.9%. Entering 2022, we were focused on further expanding our business by addressing a range of supply chain challenges that constrained our financial performance in 2021. Although we made considerable progress in addressing those supply chain challenges, market conditions in our two largest regions, North America and EMEA, eroded considerably over the course of 2022. However, we were still able to deliver several important new innovations including the launch of two upgrades to our iRobot OS platform, delivering new features and digital experiences across our entire portfolio of WiFi-connected floor cleaning robots. In September 2022, we introduced the Roomba Combo™ j7+, an advanced floor cleaning robot that can vacuum and mop in a single cleaning job. We ended 2022 with 17.6 million connected customers, an increase of 26% from 2021.
In March 2022, the Section 301 List 3 Tariff Exclusion was reinstated, which eliminated the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. This exclusion, which was subsequently extended until September 30, 2023 entitled us to a refund of approximately $32.0 million in tariffs paid. During fiscal 2022, we recognized a benefit of $11.7 million from tariff refunds as reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. As of December 31, 2022, we received $26.8 million of the tariff refund and the outstanding refund receivable of $5.2 million is recorded in other current assets on the consolidated balance sheet.
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
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter. As used in this Annual Report on Form 10-K, "fiscal 2022" refers to the 52-week fiscal year ending December 31, 2022, "fiscal 2021" refers to the 52-week fiscal year ended January 1, 2022, and "fiscal 2020" refers to the 53-week fiscal year ended January 2, 2021.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures calculated under U.S. GAAP are gross profit and operating (loss) income. In fiscal 2022, 2021 and 2020, we had gross profit of $350.1 million, $550.3 million and $670.2 million, respectively, and operating (loss) income of ($240.4) million, ($1.1) million, and $146.3 million, respectively. A summary of key metrics and certain non-GAAP financial measures for fiscal 2022, 2021 and 2020, is as follows:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
	(dollars in thousands, except average gross selling prices)
	(unaudited, except for total revenue)
Total Revenue	$1,183,383	$1,564,987	$1,430,390

Non-GAAP Gross Profit	$348,385	$552,573	$637,174
Non-GAAP Gross Margin	29.4%	35.3%	44.5%

Non-GAAP Operating (Loss) Income	$(167,956)	$38,256	$149,674
Non-GAAP Operating Margin	(14.2)%	2.4%	10.5%

Total robot units shipped (in thousands)	4,182	5,602	5,494
Average gross selling prices for robot units	$337	$332	$318
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
Tariff Refunds: Our Section 301 List 3 Tariff Exclusion was reinstated in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion, which was subsequently extended until September 30, 2023, entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our fiscal 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
IP Litigation Expense, Net: IP litigation expense, net relates to legal costs incurred to litigate patent, trademark, copyright and false advertising infringements, or to oppose or defend against interparty actions related to intellectual property. Any settlement payment or proceeds resulting from these infringements are included or netted against the costs.
Restructuring and Other: Restructuring charges are related to one-time actions associated with realigning resources, enhancing operational productivity and efficiency, or improving our cost structure in support of our strategy. Such actions are not reflective of ongoing operations and include costs primarily associated with severance costs, certain professional fees, costs associated with consolidation of facilities, warehouses and any other leased properties, and other non-recurring costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
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
The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
	(in thousands, except per share amounts)
GAAP Gross Profit	$350,093	$550,299	$670,229
Amortization of acquired intangible assets	2,812	1,223	1,920
Stock-based compensation	2,194	1,321	1,511
Net merger, acquisition and divestiture expense	462	—	—
Tariff refunds	(11,727)	(270)	(36,486)
Restructuring and other	4,551	$—	$—
Non-GAAP Gross Profit	$348,385	$552,573	$637,174
Non-GAAP Gross Margin	29.4%	35.3%	44.5%

GAAP Operating (Loss) Income	$(240,383)	$(1,100)	$146,322
Amortization of acquired intangible assets	15,361	2,253	2,912
Stock-based compensation	31,905	21,694	29,975
Tariff refunds	(11,727)	(270)	(36,486)
Net merger, acquisition and divestiture expense (income)	18,657	2,059	(566)
IP litigation expense, net	4,638	13,464	5,444
Restructuring and other	13,593	156	2,073
Non-GAAP Operating (Loss) Income	$(167,956)	$38,256	$149,674
Non-GAAP Operating Margin	(14.2)%	2.4%	10.5%

GAAP Net (Loss) Income	$(286,295)	$30,390	$147,068
Amortization of acquired intangible assets	15,361	2,253	2,912
Stock-based compensation	31,905	21,694	29,975
Tariff refunds	(11,727)	(270)	(36,486)
Net merger, acquisition and divestiture expense (income)	18,657	2,059	(1,241)
IP litigation expense, net	4,638	13,464	5,444
Restructuring and other	13,593	156	2,073
Loss (gain) on strategic investments	19,718	(30,063)	(43,817)
Income tax effect	76,424	(1,969)	12,651
Non-GAAP Net Income	$(117,726)	$37,714	$118,579

GAAP Net (Loss) Income Per Diluted Share	$(10.52)	$1.08	$5.14
Dilutive effect of non-GAAP adjustments	6.19	0.26	(1.00)
Non-GAAP Net (Loss) Income Per Diluted Share	$(4.33)	$1.34	$4.14

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
During the third quarter of fiscal 2022, we concluded that, based on our evaluation of available positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of our U.S. deferred tax assets, we considered our cumulative loss for the past three years, the current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future growth. Given the weight of objectively verifiable historical losses from our U.S. operations, we recorded a valuation allowance of $57.5 million in the third quarter of fiscal 2022 as a reserve against our net U.S. federal and state deferred tax assets. As of December 31, 2022, the total valuation allowance relative to our U.S. federal and state deferred tax assets was $94.8 million. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that, based on technical merits, the position will be sustained upon examination by the tax authorities. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. In addition, we recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision.

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Revenue	$1,183,383	$1,564,987	$1,430,390
Cost of revenue:
Cost of product revenue	830,478	1,013,465	758,241
Amortization of acquired intangible assets	2,812	1,223	1,920
Total cost of revenue	833,290	1,014,688	760,161
Gross profit	350,093	550,299	670,229
Operating expenses:
Research and development	166,508	161,331	156,670
Selling and marketing	293,307	289,848	265,475
General and administrative	118,112	99,190	100,770
Amortization of acquired intangible assets	12,549	1,030	992
Total operating expenses	590,476	551,399	523,907
Operating (loss) income	(240,383)	(1,100)	146,322
Other (expense) income, net	(21,300)	29,384	41,593
(Loss) income before income taxes	(261,683)	28,284	187,915
Income tax expense (benefit)	24,612	(2,106)	40,847
Net (loss) income	$(286,295)	$30,390	$147,068

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	70.2	64.8	53.0
Amortization of acquired intangible assets	0.2	0.1	0.1
Total cost of revenue	70.4	64.9	53.1
Gross margin	29.6	35.1	46.9
Operating expenses:
Research and development	14.1	10.3	11.0
Selling and marketing	24.8	18.5	18.6
General and administrative	10.0	6.3	7.0
Amortization of acquired intangible assets	1.0	0.1	0.1
Total operating expenses	49.9	35.2	36.7
Operating (loss) income	(20.3)	(0.1)	10.2
Other (expense) income, net	(1.8)	1.9	3.0
(Loss) income before income taxes	(22.1)	1.8	13.2
Income tax expense (benefit)	2.1	(0.1)	2.9
Net (loss) income	(24.2)%	1.9%	10.3%

Comparison of Years Ended December 31, 2022, January 1, 2022 and January 2, 2021
Revenue
We primarily derive our revenue from sales of our consumer robots and accessories directly to consumers through online stores and through our Home app and indirectly through retailers and distributors. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
The following table shows revenue for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Revenue	$1,183,383	$1,564,987	$1,430,390	$(381,604)	$134,597
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Revenue decreased 24.4% to $1,183.4 million in fiscal 2022 from $1,565.0 million in fiscal 2021. Geographically, in fiscal 2022, international revenue decreased $242.5 million, or 29.9%, which primarily reflected a 42.5% decrease in EMEA and 5.9% decrease in Japan, while domestic revenue decreased $139.1 million, or 18.4%. While fiscal 2021 revenue reflected stronger pandemic-driven consumer demand, revenue for fiscal 2022 was impacted by order reductions, delays and cancellations by retailers and distributors in EMEA and North America as macroeconomic trends in these regions deteriorated and consumer spending slowed. These decreases in revenue reflected a 25.3% decrease in total robots shipped, and unfavorable exchange rate changes on Japanese Yen, slightly offset by a 1.5% increase in gross average selling price for fiscal 2022, compared to fiscal 2021. Despite the overall decline in revenue, direct-to-consumer revenue grew 3.4% to $193.7 million due primarily to continued enhancement of our digital marketing capabilities.
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Revenue increased 9.4% to $1,565.0 million in fiscal 2021 from $1,430.4 million in fiscal 2020. Despite ongoing semiconductor chip constraints and shipping delays that limited our ability to fulfill orders during the fiscal 2021 holiday season, revenue increased $134.6 million, which was primarily attributable to a 4.4% increase in average gross selling price and a 2.0% increase in units shipped in fiscal 2021, as compared to fiscal 2020. The increase in average gross selling price was primarily driven by 15.4% growth in sales of our mid and premium tier floor cleaning robots. In fiscal 2021, international revenue increased $125.1 million, or 18.2%, due primarily to 21.9% growth in EMEA and a 15.2% increase in Japan, while domestic revenue increased $9.5 million, or 1.3%. Our direct-to-consumer revenue growth of 24.2% to $187.4 million, or 12.0% of total revenue, reflected continued expansion of this channel as we invested in enhancing the online buying experience and upgrading our digital marketing capabilities.
Cost of Product Revenue
Cost of product revenue primarily consists of product cost, including costs of our contract manufacturers for production and component product costs, inbound and outbound freight, import duties, tariffs, logistics and fulfillment costs, manufacturing and tooling equipment depreciation, hosting costs and warranty cost. In addition, we include other expenses associated with supply chain logistics including personnel-related expenses of salaries and related costs. In 2022, cost of product revenue also included cost associated with consolidation of warehouses and other non-recurring cost directly associated with resource realignments tied to strategic initiatives or changes in business conditions. We outsource the manufacture of our products to contract manufacturers in southern China and Malaysia. During 2022, we continued to scale manufacturing capacity in Malaysia. In addition, because our purchase contract with our contract manufacturers in China and Malaysia are typically denominated in U.S. dollars, changes in currency exchange rates may impact our suppliers and increase our prices.
The following table shows cost of product revenue for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Cost of product revenue	$830,478	$1,013,465	$758,241	$(182,987)	$255,224
As a percentage of revenue	70.2%	64.8%	53.0%
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Cost of product revenue decreased $183.0 million, or 18.1%, to $830.5 million in fiscal 2022, compared to $1,013.5 million in fiscal 2021. The decrease in cost was primarily driven by the 24.4% decrease in revenue, lower Section 301 tariff expense and lower warranty costs in fiscal 2022, compared to fiscal 2021. In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs which eliminated the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. In late December 2022, the temporary exclusion was subsequently extended until September 30, 2023. As a result of this exclusion, during fiscal 2022, we recorded a net tariff benefit of $8.8 million including approximately $11.7 million benefit recognized to cost of product revenue related to tariffs expensed in prior year, compared to $48.3 million in tariff expense during fiscal 2021. The decrease was offset by higher supply chain cost continuing from the second half of fiscal 2021, a one-time action associated with the consolidation of warehouses of $4.0 million in the U.S., as well as higher logistics costs associated with the elevated inventory levels in fiscal 2022.
Year ended January 1, 2022 as compared to the year ended January 2, 2021
Cost of product revenue increased $255.2 million, or 33.7%, to $1,013.5 million in fiscal 2021, compared to $758.2 million in fiscal 2020. The cost of product revenue in fiscal 2021 included $48.3 million in tariff costs, whereas in fiscal 2020, we recognized a benefit of $36.5 million from tariff refunds associated with a temporary tariff exclusion, which eliminated the 25% tariff on Roomba products imported from China. The increase in cost of product revenue is also attributable to the 9.4% increase in revenue, as well as higher costs associated with the global supply chain challenges including increased oceanic transport and air freight expenses and higher raw materials and component costs associated with limited semiconductor chip availability.
Gross Profit
Our gross profit as a percentage of revenue, referred to as our gross margin, varies according to the mix of products sold, the channel mix through which we sell our products, the level of promotional activities, fluctuations of the impacts of our product and material cost saving initiatives, the foreign currency in which our products are sold, and tariff and duty costs imposed by governmental authorities.
The following table shows gross profit for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Gross profit	$350,093	$550,299	$670,229	$(200,206)	$(119,930)
Gross margin	29.6%	35.1%	46.9%
Year ended December 31, 2022 as compared to the year ended January 1, 2022
    Gross profit decreased $200.2 million, or 36.4%, to $350.1 million (29.6% of revenue) in fiscal 2022 from $550.3 million (35.1% of revenue) in fiscal 2021. Gross margin decreased 5.5 percentage points largely due to changes in pricing and higher promotional activity and unfavorable exchange rate changes on Japanese Yen. The decrease was partially offset by lower tariff cost as we were granted temporary exclusion from Section 301 List 3 which eliminates the 25% tariffs on Roomba products imported from China as previously described, and a $11.7 million recognized benefit from tariff refunds during the first quarter of 2022 related to tariffs expensed in fiscal 2021.
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
•occupancy and other overhead costs;
•acquisition-related costs associated with the Merger, including retention bonuses; and
•restructuring charges.

Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. We have significantly expanded our research and development in software intelligence, resulting in recent upgrades to the iRobot OS platform, along with ongoing investment in AI, home understanding and machine vision technologies. We are committed to consistently maintaining our high level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer markets as well as new markets for robots. We anticipate that in fiscal 2023, research and development expenses will slightly increase in absolute dollars and as a percentage of revenue.
The following table shows research and development costs for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Research and development	$166,508	$161,331	$156,670	$5,177	$4,661
As a percentage of revenue	14.1%	10.3%	11.0%
Year ended December 31, 2022 as compared to the year ended January 1, 2022
    Research and development expenses increased $5.2 million, or 3.2%, to $166.5 million (14.1% of revenue) in fiscal 2022 from $161.3 million (10.3% of revenue) in fiscal 2021. This increase was primarily due to a $4.2 million increase in people-related costs associated with additional headcount during the first half of 2022, $1.8 million of retention bonuses associated with the pending Merger and $1.3 million of severance-related costs associated with the August 2022 restructuring, partially offset by a $3.2 million decrease in short-term incentive compensation costs.
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
•product display expenses;
•customer service costs;
•technology subscription and cloud expenses;
•acquisition-related costs associated with the Merger, including retention bonuses; and
•restructuring charges.
We anticipate that in fiscal 2023, selling and marketing expenses will decrease in absolute dollars and as a percentage of revenue due to planned reductions in working media and other demand generation activities, and the anticipated impact of reductions in headcount associated with the February 2023 restructuring and related hiring plans for the remainder of the year.
The following table shows selling and marketing costs for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Selling and marketing	$293,307	$289,848	$265,475	$3,459	$24,373
As a percentage of revenue	24.8%	18.5%	18.6%
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Selling and marketing expenses increased by $3.5 million, or 1.2%, to $293.3 million (24.8% of revenue) in fiscal 2022 from $289.8 million (18.5% of revenue) in fiscal 2021. This increase was primarily driven by $2.5 million severance-related costs associated with the August 2022 restructuring, a $2.4 million increase in people-related costs associated with additional headcount during the first half of 2022 and a $2.2 million increase related to stock-based compensation driven by lower expense in the prior year from our performance-based restricted stock units that are based on certain financial performance targets. In addition, the increase was also attributable to a $1.7 million increase in technology related costs including cloud service and maintenance and support fees, and $1.3 million retention bonuses associated with the pending Merger. These increases were partially offset by a $4.2 million decrease from prior year on consulting services costs that supported enhancements of our direct-to-consumer sales channel, digital marketing and e-commerce capabilities, and a $1.5 million decrease on product display related costs.
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
•travel and related costs;
•occupancy and other overhead costs;
•acquisition-related costs associated with the Merger, including retention bonuses; and
•restructuring charges.
The following table shows general and administrative costs for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
General and administrative	$118,112	$99,190	$100,770	$18,922	$(1,580)
As a percentage of revenue	10.0%	6.3%	7.0%
Year ended December 31, 2022 as compared to the year ended January 1, 2022
General and administrative expenses increased by $18.9 million, or 19.1%, to $118.1 million (10.0% of revenue) in fiscal 2022 from $99.2 million (6.3% of revenue) in fiscal 2021. This increase was primarily driven by a $13.9 million increase in acquisition-related costs, including retention bonuses and legal fees, associated with the pending Merger and a $6.2 million increase related to stock-based compensation driven by lower expense in prior year from our performance-based restricted stock units that are based on certain financial performance targets. The increase was also attributable to $4.5 million in restructuring charges associated with the Facility restructuring as described in Note 2 to the consolidated financial statements and August 2022 restructuring in fiscal 2022, a $3.0 million increase on enterprise software maintenance, support and services cost, and a $2.7 million increase related to the allowance for credit losses. These increases were partially offset by a $10.2 million decrease in legal fees driven by lower intellectual property litigation costs.
Year ended January 1, 2022 as compared to the year ended January 2, 2021
General and administrative expenses increased by $1.6 million, or 1.6%, to $99.2 million (6.3% of revenue) in fiscal 2021 from $100.8 million (7.0% of revenue) in fiscal 2020. This decrease is primarily attributable to lower vesting expectations related to our performance-based stock-based compensation and lower short-term incentive compensation of $14.9 million and a $4.6 million decrease in the allowance for credit losses associated with the uncertainty of collection from certain customer accounts resulting from the pandemic. The decrease is offset by an increase of $8.8 million in legal fees driven by higher intellectual property litigation costs and a $4.6 million increase associated with people related cost resulting from additional headcount.

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
The following table shows total amortization expense for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Cost of revenue	$2,812	$1,223	$1,920	$1,589	$(697)
Operating expense	12,549	1,030	992	11,519	38
Total amortization expense	$15,361	$2,253	$2,912	$13,108	$(659)
As a percentage of revenue	1.3%	0.1%	0.2%

The increases in amortization of acquired intangible assets during fiscal 2022 as compared to fiscal 2021, was primarily related to an $11.1 million impairment loss on acquired intangible assets recorded during the third quarter of 2022.
Other (expense) income, net
Other (expense) income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. The following table shows other (expense) income, net for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Other (expense) income, net	$(21,300)	$29,384	$41,593	$(50,684)	$(12,209)
As a percentage of revenue	(1.8)%	1.9%	3.0%
Other (expense) income, net amounted to ($21.3) million, $29.4 million and $41.6 million for fiscal 2022, 2021 and 2020, respectively. During fiscal 2022, 2021, and 2020, other (expense) income, net, included a net loss of $19.7 million, a net gain of $30.1 million and a net gain of $43.8 million from our strategic investments, respectively.
Income Tax Provision (Benefit)
The following table shows income tax provision (benefit) for fiscal 2022, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021	$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
Income tax provision (benefit)	$24,612	$(2,106)	$40,847	$26,718	$(42,953)
As a percentage of pre-tax income	(9.4)%	(7.4)%	21.7%

Year ended December 31, 2022 as compared to the year ended January 1, 2022
We recorded an income tax provision of $24.6 million and an income tax benefit of $2.1 million for fiscal 2022 and fiscal 2021, respectively. The provision for fiscal 2022 resulted in an effective income tax rate of (9.4)%. The $2.1 million benefit for fiscal 2021 resulted in an effective income tax rate of (7.4)%.
Our effective income tax rate of (9.4)% for fiscal 2022 differed from the federal statutory tax rate of 21% primarily due to the recording of a full valuation allowance against our U.S. deferred tax assets. During the third quarter of fiscal 2022, we concluded that, based on our evaluation of available positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of our U.S. deferred tax assets, the key factors used to determine positive and negative evidence included our recent losses resulting in cumulative loss for the three-year period ended December 31, 2022, current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future growth. Given the weight of objectively verifiable historical cumulative three-year losses from our U.S.

operations, we recorded a valuation allowance of $57.5 million in the third quarter of fiscal 2022 as a reserve against our net U.S. federal and state deferred tax assets. As of December 31, 2022, the total valuation allowance relative to our U.S. federal and state deferred tax assets was $94.8 million. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
Liquidity and Capital Resources
At December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $117.9 million. Our working capital, which represents our total current assets less total current liabilities, was $232.1 million as of December 31, 2022, compared to $393.9 million as of January 1, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $30.8 million as of December 31, 2022. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of December 31, 2022. We believe our existing cash balance, expected future operating cash flows and our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See more detailed discussion below.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the fiscal years ended December 31, 2022 and January 1, 2022, we spent $12.3 million and $29.9 million, respectively, on capital expenditures.
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
Cash used in operating activities
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Net cash used in our operations for the fiscal year ended December 31, 2022 was $90.0 million, of which the principal components were our net loss of $286.3 million, partially offset by the non-cash charges of $117.3 million and the cash inflow of $79.0 million from change in working capital. The change in working capital was driven by net cash inflows of $94.8 million and $49.4 million related to accounts receivable and inventory, respectively, offset by net cash outflow of $73.6 million in accounts payable driven by a decrease in accrued expense and payables primarily due to lower inventory purchases.

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
Cash provided by (used in) investing activities
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Net cash provided by investing activities for the fiscal year ended December 31, 2022 was $2.2 million. During the year ended December 31, 2022, we received $17.7 million from the sales and maturities of our investment while we paid $3.2 million for the purchases of investments. We invested $12.3 million in the purchase of property and equipment, primarily related to machinery and tooling for new products.
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
Cash provided by (used in) financing activities
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Net cash provided by financing activities for the fiscal year ended December 31, 2022 was $2.9 million. During the year ended December 31, 2022, we received $4.7 million from employee stock plans and paid $1.8 million upon vesting of restricted stock where 30,023 shares were retained by us to cover employee tax withholdings.
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
Working Capital Facility
Credit Facility
As of December 31, 2022, we had a $150.0 million secured revolving line of credit which expires in June 2023, and no outstanding borrowings under our revolving credit facility.
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
On October 28, 2022, we entered into a Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment temporarily increased the commitments under the facility to $200.0 million for the time period from October 28, 2022 to December 29, 2022. On December 30, 2022, the commitment was reduced by $50.0 million and returned to the previous $150.0 million. In addition, the Third Amendment replaced the quarterly tested leverage and interest coverage covenants with a new minimum cash requirement of $25.0 million to be tested on October 31, 2022 and November 30, 2022. The Third Amendment also requires that the borrowing under the Credit Agreement must be below $75.0 million on December 30, 2022 and for ten consecutive days during the first quarter in 2023. The Third Amendment changed the borrowing rate under the Credit Agreement to SOFR plus 1.5% plus a credit spread adjustment of 0.1%. In connection with the Third Amendment, the Company entered into a security and pledge agreement granting the Lender a security interest in substantially all of its U.S. assets.
On January 17, 2023, we entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term SOFR Loans to 4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment required us to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly and replaced the requirement that the borrowing under the Credit Agreement be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023, and replaced it with a requirement that the borrowing under the Credit Agreement be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of our U.S. assets.
As of December 31, 2022, we were in compliance with covenants under the Credit Agreement.
Lines of Credit
We have a secured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of December 31, 2022, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 31, 2022, we had no outstanding balance under the guarantee line of credit.
Liquidity
The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
We have a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for our products increased considerably. During fiscal 2022, our revenue declined 24% from fiscal 2021 primarily due to lower orders from retailers and distributors in the United States and EMEA largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses of $240.4 million and operating cash outflows of $90.0 million for the fiscal 2022. As a result, our cash and cash equivalents and short-term investments have declined from $234.5 million as of January 1, 2022 to $117.9 million as of December 31, 2022.
As of December 31, 2022, we have no outstanding borrowings from our $150.0 million available revolving line of credit which expires on June 30, 2023. On January 17, 2023, we entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement which reduces the amount of the facility from $150.0 million to $100.0 million and extends the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024 (see Note 8 for additional details about our Credit Agreement).
We have considered and assessed our ability to continue as a going concern for the one year from the date that the audited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course. We have already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•During August 2022, we initiated a restructuring of our operations designed to better align our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of this August 2022 restructuring, we reduced our workforce and terminated approximately 100 employees, which represents 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 restructuring of operations and in anticipation that market conditions will remain challenging into 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees or 7%. In addition to the reduction in force, our 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. At December 31, 2022, we had 1,254 employees. Including the aforementioned reductions in force of approximately 85 employees, we have had a total reduction of 203 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement for a portion of our headquarter during the fourth quarter of fiscal 2022 and plan to further consolidate our global facilities footprint during fiscal 2023. We currently anticipate that our August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation.
•Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully. As of December 31, 2022, the inventory balance was $285.3 million, or 95 days, a reduction of $133.8 million, or 95 days from the third quarter of fiscal 2022. In 2023, we will continue to manage our inventory to a level that aligns with current run rates of the business. As such, we have temporarily reduced robot production since late January 2023 at our contract manufacturing partners in China and Malaysia with plans to increase production in April 2023.
While we estimate such actions will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for our products. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity. Should we require further funding in the future, there can be no assurance that we will be able to obtain additional debt financing on terms acceptable to us, or at all.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our credit facility, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2022 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$6,916	$11,191	$10,516	$11,601	$40,224
Inventory-related purchase obligations (2)	18,469	—	—	—	18,469
Minimum contractual payments	12,750	24,917	1,500	—	39,167
Other obligations	9,240	7,244	—	—	16,484
Total	$47,375	$43,352	$12,016	$11,601	$114,344
(1)Operating leases obligations include cash inflows from existing contractual facility sublease through April 2030 as of December 31, 2022.
(2)Includes estimated obligations under purchase orders related to inventory. Excludes purchase orders that can be cancelled without penalty.
At December 31, 2022, we had outstanding purchase orders aggregating approximately $151.5 million. Included in the outstanding purchase orders, $18.5 million are not cancellable without penalty which is a decrease of $23.4 million from prior year as we continue to manage liquidity. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services, and are cancellable without penalty.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of three years or less. At December 31, 2022 and January 1, 2022, we had outstanding cash flow hedges with a total notional value of $362.9 million and $423.3 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At December 31, 2022 and January 1, 2022, we had outstanding economic hedges with a total notional value of $242.0 million and $325.4 million, respectively.
At December 31, 2022, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $43.7 million.
Interest Rate Sensitivity
At December 31, 2022, we had unrestricted cash and cash equivalents of $117.9 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we have the ability to invest in a variety of securities including, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2022, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRobot Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Product Returns
As described in Notes 2 and 3 to the consolidated financial statements, the Company provides limited rights of returns for direct-to-consumer sales generated through its on-line stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and management’s expectation of future returns. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 31, 2022, the Company had reserves for product returns of $49.2 million.
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
February 14, 2023

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$117,949	$201,457
Short term investments	—	33,044
Accounts receivable, net	66,025	160,642
Inventory	285,250	333,296
Other current assets	59,076	61,094
Total current assets	528,300	789,533
Property and equipment, net	60,909	78,887
Operating lease right-of-use assets	26,084	37,609
Deferred tax assets	16,248	37,945
Goodwill	167,724	173,292
Intangible assets, net	11,260	28,410
Other assets	24,918	38,753
Total assets	$835,443	$1,184,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,016	$251,298
Accrued expenses	98,959	132,618
Deferred revenue and customer advances	13,208	11,767
Total current liabilities	296,183	395,683
Operating lease liabilities	33,247	43,462
Deferred tax liabilities	931	3,250
Other long-term liabilities	29,366	25,311
Total long-term liabilities	63,544	72,023
Total liabilities	359,727	467,706
Commitments and contingencies (Note 13)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 27,423 and 27,006 shares issued and outstanding, respectively	274	270
Additional paid-in capital	257,498	222,653
Retained earnings	199,415	485,710
Accumulated other comprehensive income	18,529	8,090
Total stockholders’ equity	475,716	716,723
Total liabilities and stockholders’ equity	$835,443	$1,184,429
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Revenue	$1,183,383	$1,564,987	$1,430,390
Cost of revenue:
Cost of product revenue	830,478	1,013,465	758,241
Amortization of acquired intangible assets	2,812	1,223	1,920
Total cost of revenue	833,290	1,014,688	760,161
Gross profit	350,093	550,299	670,229
Operating expenses:
Research and development	166,508	161,331	156,670
Selling and marketing	293,307	289,848	265,475
General and administrative	118,112	99,190	100,770
Amortization of acquired intangible assets	12,549	1,030	992
Total operating expenses	590,476	551,399	523,907
Operating (loss) income	(240,383)	(1,100)	146,322
Other (expense) income, net	(21,300)	29,384	41,593
(Loss) income before income taxes	(261,683)	28,284	187,915
Income tax expense (benefit)	24,612	(2,106)	40,847
Net (loss) income	$(286,295)	$30,390	$147,068
Net (loss) income per share:
Basic	$(10.52)	$1.10	$5.23
Diluted	$(10.52)	$1.08	$5.14
Number of shares used in per share calculations:
Basic	27,214	27,687	28,101
Diluted	27,214	28,162	28,618
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net (loss) income	$(286,295)	$30,390	$147,068
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	(5,853)	(11,730)	14,045
Net unrealized gains (losses) on cash flow hedges, net of tax	39,578	23,715	(13,932)
Net gains on cash flow hedge reclassified into earnings, net of tax	(23,286)	(3,398)	(3,587)
Net unrealized losses on marketable securities, net of tax	—	(4)	(28)
Total comprehensive (loss) income	$(275,856)	$38,973	$143,566
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at December 28, 2019	28,352	$284	$196,455	$452,321	$3,009	$652,069
Issuance of common stock under employee stock plans	151	1	5,583			5,584
Vesting of restricted stock units	391	4	(4)			—
Stock-based compensation			29,975			29,975
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(46)	—	(1,845)			(1,845)
Other comprehensive loss					(3,502)	(3,502)
Directors' deferred compensation			85			85
Stock repurchases	(664)	(7)	(24,993)			(25,000)
Net income				147,068		147,068
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	143	1	6,718			6,719
Vesting of restricted stock units	369	3	(3)			—
Stock-based compensation			21,694			21,694
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(5,161)			(5,161)
Other comprehensive income					8,583	8,583
Directors' deferred compensation			64			64
Stock repurchases	(1,645)	(16)	(5,915)	(144,069)		(150,000)
Net income				30,390		30,390
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	126	1	4,718			4,719
Vesting of restricted stock units	321	3	(3)			—
Stock-based compensation			31,905			31,905
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(30)	—	(1,775)			(1,775)
Other comprehensive income					10,439	10,439
Net loss				(286,295)		(286,295)
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net (loss) income	$(286,295)	$30,390	$147,068
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,869	33,309	34,762
Loss (gain) on equity investments	19,718	(30,063)	(43,817)
Stock-based compensation	31,905	21,694	29,975
Deferred income taxes, net	18,799	(6,934)	13,837
Other	(1,003)	5,940	6,467
Changes in operating assets and liabilities — (use) source, excluding effects of acquisition
Accounts receivable	94,750	10,290	(21,893)
Inventory	49,399	(151,193)	(24,535)
Other assets	52,029	(19,868)	(15,804)
Accounts payable	(73,598)	82,289	48,699
Accrued expenses and other liabilities	(43,594)	(7,824)	57,289
Net cash (used in) provided by operating activities	(90,021)	(31,970)	232,048
Cash flows from investing activities:
Additions of property and equipment	(12,325)	(29,928)	(31,599)
Purchase of investments	(3,150)	(10,811)	(4,150)
Cash paid for business acquisition, net of cash acquired	—	(71,357)	—
Sales and maturities of investments	17,723	63,976	13,500
Net cash provided by (used in) investing activities	2,248	(48,120)	(22,249)
Cash flows from financing activities:
Proceeds from employee stock plans	4,719	6,719	5,584
Income tax withholding payment associated with restricted stock vesting	(1,775)	(5,161)	(1,845)
Stock repurchases	—	(150,000)	(25,000)
Net cash provided by (used in) financing activities	2,944	(148,442)	(21,261)
Effect of exchange rate changes on cash and cash equivalents	1,321	(2,646)	4,705
Net (decrease) increase in cash and cash equivalents	(83,508)	(231,178)	193,243
Cash and cash equivalents, at beginning of period	201,457	432,635	239,392
Cash and cash equivalents, at end of period	$117,949	$201,457	$432,635
Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,489	$20,375	$19,929
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
For the Company's subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. As used in the Annual Report on Form 10-K, "fiscal 2022" refers to the 52-week fiscal year ending December 31, 2022, "fiscal 2021" refers to the 52-week fiscal year ended January 1, 2022, and "fiscal 2020" refers to the 53-week fiscal year ended January 2, 2021.
Liquidity
The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
The Company has a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for iRobot's products increased considerably. During fiscal 2022, the Company’s revenue declined 24% from fiscal 2021 primarily due to lower orders from retailers and distributors in the United States and EMEA largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses of $240.4 million and operating cash outflows of $90.0 million for the fiscal 2022. As a result, the Company's cash and cash equivalents

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and short-term investments have declined from $234.5 million as of January 1, 2022 to $117.9 million as of December 31, 2022.
As of December 31, 2022, the Company has no outstanding borrowings from its $150.0 million available revolving line of credit which expires on June 30, 2023. On January 17, 2023, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement which reduces the amount of the facility from $150.0 million to $100.0 million and extends the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024 (see Note 8 for additional details about its Credit Agreement).
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the audited consolidated financial statements are issued. Management’s assessment included the preparation of cash flow forecasts taking into account actions already implemented. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course. Management has already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•During August 2022, the Company initiated a restructuring of its operations designed to better align its cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve its profitability going forward. As part of this August 2022 restructuring, the Company reduced its workforce and terminated approximately 100 employees, which represents 8% of its workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to the company’s August 2022 restructuring of operations and in anticipation that market conditions will remain challenging into 2023, the Company initiated a new restructuring program at the beginning of February 2023 and reduced its workforce by approximately 85 employees or 7%. In addition to the reduction in force, iRobot’s 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. At December 31, 2022, the Company had 1,254 employees. Including the aforementioned reduction in force of 85 employees, the Company has had a total reduction of 203 employees since the end of fiscal 2021. In addition to the reduction of its headcount, the Company signed a sublease agreement for a portion of its headquarter during the fourth quarter of fiscal 2022 and plans to further consolidate its global facilities footprint during fiscal 2023. iRobot currently anticipates that its August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation.
•Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully. As of December 31, 2022, the inventory balance was $285.3 million, or 95 days, a reduction of $133.8 million, or 95 days from the third quarter of fiscal 2022. In 2023, the Company will continue to manage its inventory to a level that aligns with current run rates of the business. As such, iRobot has temporarily reduced robot production since late January 2023 at its contract manufacturing partners in China and Malaysia with plans to increase production in April 2023.
While management estimates such actions will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the Company’s products. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity. Should the Company require further funding in the future, there can be no assurance that it will be able to obtain additional debt financing on terms acceptable to the Company, or at all.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, standalone selling price, variable consideration and other obligations such as sales incentives and product returns; allowance for credit losses; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; product warranties; inventory excess and obsolescence; loss contingencies; accounting for stock-based compensation including valuation and assessments of performance-based awards; accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal credit and market risk. At December 31, 2022 and January 1, 2022, cash and cash equivalents totaled $117.9 million and $201.5 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
Short Term Investments
The Company's short term investments include marketable equity securities with readily determinable fair value. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The change in fair value of the Company's investments in marketable equity securities is recognized as unrealized gains and losses in other (expense) income, net at the end of each reporting period.
Investments consisted of the following (in thousands):

	December 31, 2022		January 1, 2022
	Cost	Fair Market Value	Cost	Fair Market Value
Marketable equity securities	$—	$—	$23,286	$33,044
Total short term investments	$—	$—	$23,286	$33,044
On July 22, 2021, Matterport, Inc. ("Matterport"), of which the Company held non-marketable equity securities, completed a merger with a special purpose acquisition company and began trading on Nasdaq under the symbol "MTTR." Prior to the merger, the Company accounted for the shares in Matterport as equity securities without readily determinable fair value. Upon consummation of the merger, the Company received 1.6 million shares of MTTR. The post merger Matterport shares received were subject to time based contractual sales restrictions which expired in January 2022. These shares were accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other (expense) income, net at the end of each reporting period. During fiscal 2021, the Company recorded gains of $30.2 million associated with the Matterport investment.
During the first quarter of 2022, the Company sold these Matterport shares and received net proceeds of $16.2 million. In addition, the Company received an additional 0.2 million shares of Matterport during the first quarter of 2022 upon achievement of conditions set forth in the merger agreement, and sold these shares during the second quarter of 2022 for net proceeds of $1.2 million. During fiscal 2022, the Company recognized losses of $17.1 million in other (expense) income, net related to the sales of Matterport shares. As of December 31, 2022, the Company did not have any short term investments.
On July 1, 2020, Teladoc Health, Inc. ("Teladoc") closed on its previously announced acquisition of InTouch Health, of which the Company held non-marketable equity securities. In exchange for its shares of InTouch Health, the Company received 0.2 million shares of Teladoc and recorded a gain of $38.6 million to other income, net during fiscal 2020. The Teladoc shares received were subject to time based contractual sales restrictions which expired in January 2021. These shares were accounted for as marketable equity securities and measured at fair value with unrealized gains and losses recognized in other (expense) income, net at the end of each reporting period. As a result, the Company entered into an economic hedge in July 2020 to reduce the Company's exposure to stock price fluctuations during the restricted period. During the first quarter of 2021, the Company received net proceeds of $51.5 million related to the sale of Teladoc shares with gross proceeds of $60.1 million, net of settlement payment of $8.6 million for the related economic hedge.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of December 31, 2022 and January 1, 2022, the Company had an allowance for credit losses of $4.7 million and $4.6 million, respectively. Bad debt expense recorded in general and administrative expenses in the consolidated statements of operations during fiscal 2022 and 2021 were immaterial.
Accounts receivable allowances
Allowance for product returns: The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns.
Allowance for other credits and incentives: The Company records an allowance related to customer incentives such as discounts, promotions, price protection and other support programs. The allowance is based on specific terms and conditions included in customer agreements, specific programs and sell-through expectations, historical experience and other factors.
Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Allowance for product returns
Balance at beginning of period	$56,839	$64,343	$55,191
Provision	41,969	61,014	68,028
Deduction	(49,657)	(68,518)	(58,876)
Balance at end of period	$49,151	$56,839	$64,343

Allowance for other credits and incentives
Balance at beginning of period	$101,606	$142,173	$134,046
Provision	269,187	267,821	285,139
Deduction	(264,274)	(308,388)	(277,012)
Balance at end of period	$106,519	$101,606	$142,173
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
Tariff Refunds
In April 2020, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products imported from China until December 31, 2020 and entitled the Company to a refund of approximately $57.0 million in tariffs paid since the date the Section 301 List 3 tariffs were imposed. The Company recognized a benefit of $36.5 million from tariff refund during fiscal 2020.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2022, the Section 301 List 3 Tariff Exclusion was reinstated, which eliminated the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. This exclusion, which was subsequently extended until September 30, 2023 entitled the Company to a refund of approximately $32.0 million in tariffs paid. During fiscal 2022, the Company recognized a benefit of $11.7 million from tariff refunds as reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. As of December 31, 2022, the Company had received $26.8 million of the tariff refund and the outstanding refund receivable of $5.2 million is recorded in other current assets on the consolidated balance sheet.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows:

Estimated Useful Life
Computer and equipment	2-5 years
Furniture and fixtures	5
Machinery and tooling	2-5
Business applications software	3-7
Leasehold improvements	Lesser of economic benefit period or term of lease
Expenditures for additions and improvements that extend the useful lives of property and equipment are capitalized. Repairs, maintenance costs and losses associated with disposals or retirements are charged to expense as incurred.
Capitalization of Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Beginning in fiscal 2020, and continuing through fiscal 2022, the Company began investing and implementing various new direct-to-consumer and marketing technology and tools. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations. During fiscal 2022 and 2021, the Company recorded amortization expenses of $1.8 million and $0.6 million, respectively, for these implementation costs. Capitalized costs were $7.3 million and $7.4 million as of December 31, 2022 and January 1, 2022, respectively, and are reported as a component of other assets on the Company's consolidated balance sheets.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill during fiscal 2022, 2021 and 2020. The Company performed its annual goodwill impairment analysis in fiscal 2022 using an entity valuation which was derived based on the attribution of the agreed-upon purchase price for the Merger. During fiscal 2022, the Company recognized impairment charges on intangible assets associated with the acquisition of Aeris Cleantec AG (see Note 6) and incurred impairment charges related to the Facility restructuring plan discussed within Restructuring Charges in Note 2. There was no impairment of long-lived assets during fiscal 2021 and 2020.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. During fiscal 2022, the Company recorded impairment charges of $3.9 million related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other (expense) income, net on the consolidated statements of operations. At December 31, 2022 and January 1, 2022, the Company's equity securities without readily determinable fair values totaled $15.1 million and $16.3 million, respectively, and are included in other assets on the consolidated balance sheets.
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
Financial Instruments and Hedging Activities
The Company utilizes derivative instruments to partially offset its financial risks to foreign exchange risk. The Company does not engage in speculative hedging activity. In order to account for a derivative instrument as a cash flow hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized as a component of net sales in the same period as the related revenue is recognized. Absent meeting these criteria, changes in fair value are recognized in other (expense) income, net, in the consolidated statements of operations. The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in fair value are recognized in other (expense) income, net, in the consolidated statements of operations.

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
Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The Company issues equity incentive awards in the form of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). The fair value for RSUs is based on the closing share price of the Company's common stock on the date of grant. PSUs are aligned to specified performance targets such as financial metrics or the relative returns of the Company's common stock ("TSRs"). The fair value of PSUs aligned to specified performance metrics is determined based on the number of units expected to vest upon achievement of the performance conditions. The fair value for PSUs aligned to the TSR is based on a Monte Carlo simulation model. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate.
Research and Development
Costs incurred in the research and development of the Company’s products are expensed as incurred.
Advertising Expense
Advertising costs are expensed as incurred and included in selling and marketing expenses. During the years ended December 31, 2022, January 1, 2022 and January 2, 2021 advertising expense totaled $146.6 million, $147.2 million and $145.2 million, respectively.
Income Taxes
The Company accounts for its income taxes using the asset and liability method, under which the Company recognizes the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. During the third quarter of fiscal 2022, the Company concluded that, based on its evaluation of available positive and negative evidence, it is no longer more likely than not that its net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of its U.S. deferred tax assets, the key factors used to determine positive and negative evidence included its recent losses resulting in cumulative loss for the three-year period ended December 31, 2022, current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits the Company's ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company recorded a valuation allowance of $57.5 million in the third quarter of fiscal 2022 as a reserve against our net U.S. federal and state deferred tax assets. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal. As of December 31, 2022, January 1, 2022 and January 2, 2021, the Company had a valuation allowance of $99.4 million, $13.1 million and $7.6 million, respectively, for certain deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 31, 2022 and January 1, 2022, one customer accounted for 16.6% and 14.5% , respectively, of the Company's accounts receivable balance. For the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, there was one customer that accounted for 10% or more of total revenue, representing 22.6%, 21.8% and 22.7%, of the Company's total revenue, respectively.
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
Restructuring Charges
During August 2022, the Company initiated a restructuring of its operations designed to better align its cost structure with near-term revenue and cash flow generation ("August 2022 restructuring"). The Company recorded restructuring charges of $5.2 million for employee severance and benefit costs related to the termination of approximately 100 employees, and made severance and benefit payments of approximately $3.6 million resulting from the restructuring during fiscal 2022. These restructuring charges are recorded in the consolidated statement of operations.
In October 2022, the Company approved a plan to market portions of its headquarters with the intent to reduce its global office footprint ("Facility restructuring"). During December 2022, the Company executed an agreement to sublease a portion of the space. As a result of the execution of the sublease agreement, the subleased space was considered as one asset group and the Company determined that indicators of impairment existed related to the right-of-use asset and property and equipment associated with the subleased space. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using a discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the sublease term and a discount rate based on the weighted-average cost of capital. Based on the results of the Company’s assessment, the Company recognized an impairment loss of $3.4 million, of which $2.3 million was allocated to the right-of-use asset and $1.1 million was allocated to property and equipment. This impairment loss is recorded under general and administrative expenses in the consolidated statement of operations for the fiscal year ended December 31, 2022.
Net (loss) income per share:
Basic (loss) income per share is calculated using the Company's weighted-average outstanding common shares. Diluted (loss) income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net (loss) income	$(286,295)	$30,390	$147,068
Weighted-average shares outstanding	27,214	27,687	28,101
Dilutive effect of employee stock plans	—	475	517
Diluted weighted-average shares outstanding	27,214	28,162	28,618
Basic (loss) income per share	$(10.52)	$1.10	$5.23
Diluted (loss) income per share	$(10.52)	$1.08	$5.14

Employee stock awards representing approximately 0.9 million, 0.1 million and 0.2 million shares of common stock for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2022 and January 1, 2022 was $23.2 million and $20.9 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 31, 2022, the Company had reserves for product returns of $49.2 million and other credits and incentives of $106.5 million. As of January 1, 2022, the Company had reserves for product returns of $56.8 million and other credits and incentives of $101.6 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During fiscal 2022 and 2021, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
United States	$615,107	$754,173	$744,648
EMEA	270,451	470,475	386,007
Japan	209,552	222,772	193,304
Other	88,273	117,567	106,431
Total revenue	$1,183,383	$1,564,987	$1,430,390
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	January 1, 2022
Accounts receivable, net	$60,268	$155,659
Unbilled receivables	6,569	8,747
Contract liabilities	24,140	22,996
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During fiscal 2022 and 2021, the Company recognized $13.5 million and $12.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

4.	Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases typically include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts and excludes all variable lease payments from the measurement of right-of-use assets and lease liabilities. The Company's variable lease payments generally include usage based nonlease components. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At December 31, 2022, the Company's weighted average discount rate was 4.02%, while the weighted average remaining lease term was 6.70 years.
The components of lease expense were as follows (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease cost	$6,622	$8,510	$9,363
Variable lease cost	3,644	3,633	3,583
Total lease cost	$10,266	$12,143	$12,946
Supplemental cash flow information related to leases was as follows (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,187	$8,762	$9,862
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$2,310
Maturities of operating lease liabilities were as follows as of December 31, 2022 (in thousands):

2023	$7,265
2024	6,598
2025	5,688
2026	5,800
2027	5,877
Thereafter	13,048
Total minimum lease payments	$44,276
Less: imputed interest	5,614
Present value of future minimum lease payments	$38,662
Less: current portion of operating lease liabilities (Note 7)	5,415
Long-term lease liabilities	$33,247

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2022	January 1, 2022
Computer and equipment	$12,750	$12,723
Furniture and fixtures	7,843	9,329
Machinery and tooling	95,332	97,348
Leasehold improvements	29,594	32,207
Business applications software	16,018	16,048
Other	5,223	4,143
Subtotal	166,760	171,798
Less: accumulated depreciation	105,851	92,911
Property and equipment, net	$60,909	$78,887
As of December 31, 2022 and January 1, 2022, the net book value of capitalized internal-use software costs was $2.8 million and $4.9 million, respectively, which are included within business applications software.
Depreciation expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $32.5 million, $31.1 million, and $31.9 million, respectively, which included amortization expense of $2.2 million, $2.3 million and $2.1 million, respectively, for capitalized internal-use software.

6.	Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for fiscal 2022 and 2021 (in thousands):

	Goodwill	Intangible assets
Balance as of January 2, 2021	$125,872	$9,902
Acquisition	52,662	21,000
Amortization	—	(2,253)
Effect of foreign currency translation	(5,242)	(239)
Balance as of January 1, 2022	173,292	28,410
Purchase accounting adjustments	(583)	—
Amortization	—	(15,361)
Effect of foreign currency translation	(4,985)	(1,789)
Balance as of December 31, 2022	$167,724	$11,260
In fiscal 2021, the Company closed its acquisition of Aeris Cleantec AG ("Aeris"), a fast-growing provider of premium air purifiers, for approximately $71.4 million in cash. As a result, the Company recognized goodwill of $52.7 million and acquired intangible assets of $21.0 million mainly related to developed technology with a weighted estimated useful life of 5 years. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations of the acquired entity has been included within its consolidated results of operations from the acquisition date and was not material to its consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	December 31, 2022			January 1, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$33,909	$28,383	$5,526	$43,727	$27,752	$15,975
Tradename	100	100	—	100	100	—
Customer relationships	10,104	4,370	5,734	16,628	4,193	12,435
Reacquired distribution rights	29,915	29,915	—	32,096	32,096	—
Non-competition agreements	245	245	—	260	260	—
Total	$74,273	$63,013	$11,260	$92,811	$64,401	$28,410
Amortization expense related to acquired intangible assets was $15.4 million, $2.3 million and $2.9 million for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.
During the third quarter of 2022, the Company evaluated its long-lived assets, including intangible assets, for indicators of impairment given recent and anticipated unfavorable changes in the macroeconomic environment on the Company's short-term forecasts as well as the Company's negative operating cash flows and operating losses. As a result, the Company determined indicators of impairment existed for the asset group associated with the Company's acquisition of Aeris Cleantec AG and performed an undiscounted cash flow analysis. Based on this undiscounted cash flow analysis, the Company determined that the cash flows expected to be generated by this asset group over the estimated remaining useful life were not sufficient to recover the carrying value of the asset group. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group utilizing the income approach which is based on a discounted cash flow analysis. The Company concluded that the fair value of the asset group was below its carrying value and recorded an $11.1 million impairment loss on these intangible assets. The impairment loss is recorded in amortization of acquired intangible assets under operating expenses on the consolidated statement of operations.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2023	$1,133	$708	$1,841
2024	1,133	708	1,841
2025	1,133	708	1,841
2026	1,133	708	1,841
2027	994	708	1,702
Thereafter	—	2,194	2,194
Total	$5,526	$5,734	$11,260

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2022	January 1, 2022
Accrued warranty	$27,379	$32,019
Accrued compensation and benefits	23,791	19,029
Accrued sales and other indirect taxes payable	7,683	9,599
Derivative liability	7,310	2,600
Current portion of operating lease liabilities	5,415	6,220
Accrued income taxes	5,070	1,788
Accrued bonus	4,538	11,375
Accrued manufacturing and logistics cost (1)	970	23,038
Accrued other	16,803	26,950
	$98,959	$132,618
(1)Accrued manufacturing and logistics cost as of January 1, 2022 included $22.2 million related to Section 301 List 3 tariffs which impose a 25% tariff on Roomba products imported from China. The Company was granted a temporary exclusion in March 2022 through December 31, 2022, which was subsequently extended until September 30, 2023. As a result, amounts accrued at December 31, 2022 are not material.

8.	Working Capital Facility
Credit Facility
As of December 31, 2022, we had a $150.0 million secured revolving line of credit which expires in June 2023, and no outstanding borrowings under our revolving credit facility.
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
On October 28, 2022, we entered into a Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment temporarily increased the commitments under the facility to $200.0 million for the time period from October 28, 2022 to December 29, 2022. On December 30, 2022, the commitment was reduced by $50.0 million and returned to the previous $150.0 million. In addition, the Third Amendment replaced the quarterly tested leverage and interest coverage covenants with a new minimum cash requirement of $25.0 million to be tested on October 31, 2022 and November 30, 2022. The Third Amendment also requires that the borrowing under the Credit Agreement must be below $75.0 million on December 30, 2022 and for ten consecutive days during the first quarter in 2023. The Third Amendment changed the borrowing rate under the Credit Agreement to SOFR plus 1.5% plus a credit spread adjustment of 0.1%. In connection with the Third Amendment, the Company entered into a security and pledge agreement granting the Lender a security interest in substantially all of its U.S. assets.
On January 17, 2023, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SOFR Loans to 4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment required the Company to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly and replaced the requirement that the borrowing under the Credit Agreement be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023, and replaced it with a requirement that the borrowing under the Credit Agreement be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of its U.S. assets.
As of December 31, 2022, we were in compliance with covenants under the Credit Agreement.
Lines of Credit
The Company has a secured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of December 31, 2022, the Company had letters of credit outstanding of $0.4 million under the letter of credit facility and other lines of credit with Bank of America, N.A.
The Company has an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 31, 2022, the Company had no outstanding balance under the guarantee line of credit.

9.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company uses derivative instruments that are designated in cash flow hedge relationships to reduce or eliminate the effects of foreign exchange rate change on sales. These contracts typically have maturities of three years or less. At December 31, 2022 and January 1, 2022, the Company had outstanding cash flow hedges with a total notional value of $362.9 million and $423.3 million, respectively.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. As of December 31, 2022 and January 1, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $242.0 million and $325.4 million, respectively.
During the third quarter of 2022, the appreciation of the U.S. dollar resulted in the Company’s foreign currency forward contracts being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the contracts during the third quarter of 2022, resulting in cash proceeds of $51.7 million which were recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. In conjunction with the termination of the existing contracts, the Company entered into new foreign currency forward contracts with the same notional values and value dates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments are as follows (in thousands):

		Fair Value
	Classification	December 31, 2022	January 1, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4,288	$8,362
Foreign currency forward contracts	Other assets	—	1,627
Foreign currency forward contracts	Accrued expenses	3,249	2,377
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$4,110
Foreign currency forward contracts	Other assets	1,331	9,610
Foreign currency forward contracts	Accrued expenses	4,061	223
Foreign currency forward contracts	Long-term liabilities	6,483	407

Gain (loss) associated with derivative instruments not designated as hedging instruments are as follows (in thousands):

		Fiscal year ended
	Classification	December 31, 2022	January 1, 2022	January 2, 2021
Gain (loss) recognized in income	Other (expense) income, net	$2,951	$(9,779)	$(188)

The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Fiscal year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Foreign currency forward contracts	$43,735	$31,363	$(18,504)
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain (loss) recognized in earnings on cash flow hedging instruments
	December 31, 2022	January 1, 2022	January 2, 2021
	Revenue	Revenue	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$1,183,383	$1,564,987	$1,430,390

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$27,285	$4,493	$4,783

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	December 31, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$79,005	$—	$—
Derivative instruments (Note 9)	—	5,619	—
Total assets measured at fair value	$79,005	$5,619	$—

Liabilities:
Derivative instruments (Note 9)	$—	$13,793	$—
Total liabilities measured at fair value	$—	$13,793	$—

	Fair Value Measurements as of
	January 1, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,003	$—	$—
Marketable equity securities, $23,286 at cost	33,044	—	—
Derivative instruments (Note 9)	—	23,709	—
Total assets measured at fair value	$66,047	$23,709	$—

Liabilities:
Derivative instruments (Note 9)	$—	$3,007	$—
Total liabilities measured at fair value	$—	$3,007	$—
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
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2022, in connection with the long-lived assets impairment analysis, certain intangible assets, right-of-use assets and property and equipment were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the remaining intangible assets, right-of-use assets and property and equipment were $5.5 million, $1.6 million and $0.6 million, respectively. The Company recognized impairment charges of $11.1 million, $2.3 million and $1.1 million, respectively, related to intangible assets, right-of-use assets and property and equipment on its consolidated statement of operations. See Note 2, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, for additional information.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding as of December 31, 2022 and January 1, 2022.
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
The Company has awards and options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with the 2005 Plan and the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. On May 21, 2020, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 2,495,000 shares, an increase of 745,000 shares. On May 27, 2022, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 3,395,000 shares, an increase of 900,000 shares. Stock awards returned to the Plans, with the exception of those issued under the 2005 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2018 Plan. As of December 31, 2022, there were 1,394,174 shares available for future grant under the 2018 Plan. The Company recognized $31.9 million, $21.7 million and $30.0 million of stock-based compensation expense during the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cost of revenue	$2,194	$1,321	$1,511
Research and development	10,473	9,542	10,655
Selling and marketing	6,358	4,190	3,700
General and administrative	12,880	6,641	14,109
Total	$31,905	$21,694	$29,975
Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a three or four year period. As of December 31, 2022, the unamortized compensation costs associated with restricted stock units was $71.1 million with a weighted-average remaining recognition period of 2.19 years.
The following table summarizes the time-based restricted stock unit activity for fiscal 2022, 2021 and 2020:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	819,232	$73.83
Granted	493,908	61.53
Vested	(318,079)	67.95
Forfeited	(101,028)	75.20
Outstanding at January 2, 2021	894,033	68.97
Granted	523,496	88.73
Vested	(314,427)	71.36
Forfeited	(99,886)	75.82
Outstanding at January 1, 2022	1,003,216	77.85
Granted	638,554	54.26
Vested	(321,443)	78.10
Forfeited	(187,227)	73.45
Outstanding at December 31, 2022	1,133,100	$65.21
The aggregate intrinsic value of outstanding time-based restricted stock units at December 31, 2022 was $54.5 million based on the Company's closing stock price on December 31, 2022 of $48.13, with a weighted average remaining contractual term of 1.22 years.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units ("PSUs") to certain of its employees that vest on the satisfaction of service and performance or market conditions. The performance conditions are based on certain financial performance targets at the end of a three year performance period, and therefore awards generally cliff vest at the end of a three year performance period. The market conditions are based on the relative TSRs compared to a certain index for each performance period, and therefore awards vest at the end of each performance period. The number of shares actually vested may range from 0% to 200% of the target number of PSUs granted based on the actual achievement of the conditions.
The unamortized fair value as of December 31, 2022 associated with performance based restricted stock units was $4.7 million with a weighted-average remaining recognition period of 0.99 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance-based restricted stock unit activity for fiscal 2022, 2021 and 2020:

	Number of Shares Underlying PSU	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	216,231	$78.42
Granted	130,284	46.77
Vested	(71,734)	61.44
Forfeited	(45,129)	75.17
Outstanding at January 2, 2021	229,652	66.41
Granted	134,127	94.74
Vested	(55,503)	68.41
Forfeited	(23,154)	71.68
Outstanding at January 1, 2022	285,122	78.92
Granted	153,676	57.94
Vested	—	—
Forfeited	(71,616)	97.31
Outstanding at December 31, 2022	367,182	$66.55
The aggregate intrinsic value of outstanding PSUs was $17.7 million based on the Company's closing stock price on December 31, 2022 of $48.13 with a weighted average remaining contractual term of 0.99 years.
Employee Stock Purchase Plan
In May 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan ("ESPP"). Eligible employees could purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods beginning November 15 and May 15 of each year. An employee’s payroll deductions under the ESPP were limited to 15% of the employee’s compensation, up to $4,000 each period, for the purchase of common stock not to exceed 1,000 shares per offering period. The Company recognized $0.8 million, $1.2 million, and $1.0 million of stock-based compensation expense during the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. The final offering period under the ESPP closed on November 15, 2022, and under the terms of the Merger Agreement, no additional offering period may be commenced. The Company will terminate the ESPP immediately prior to, but contingent upon the occurrence of, the closing of the Merger.

13.	Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Outstanding Purchase Orders
As of December 31, 2022, we had outstanding purchase orders aggregating approximately $151.5 million. Included in the outstanding purchase orders, $18.5 million are not cancellable without penalty which is a decrease of $23.4 million from prior year as we continue to manage liquidity. The purchase orders, the majority of which are with our contract manufacturers for the purchase of inventory in the normal course of business, are for manufacturing and non-manufacturing related goods and services.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022 and January 1, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Balance at beginning of period	$32,019	$24,392	$13,856
Provision	22,155	42,430	28,884
Warranty claims	(26,795)	(34,803)	(18,348)
Balance at end of period	$27,379	$32,019	$24,392
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
The Company elected to make a matching contribution of approximately $3.9 million, $3.8 million and $3.0 million for the plan years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating is entitled up to a maximum of three percent of his or her eligible annual payroll.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
(Loss) income before provision for income taxes was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Domestic	$(238,685)	$8,880	$166,973
Foreign	(22,998)	19,404	20,942
(Loss) income before income taxes	$(261,683)	$28,284	$187,915
The components of income tax provision (benefit) were as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current
Federal	$(1,738)	$1,045	$13,593
State	743	441	2,724
Foreign	7,118	7,019	10,451
Total current income tax provision	$6,123	$8,505	$26,768
Deferred
Federal	$18,991	$(8,286)	$14,695
State	10,652	(690)	2,552
Foreign	(11,154)	(1,635)	(3,168)
Total deferred income tax provision (benefit)	18,489	(10,611)	14,079
Total income tax provision (benefit)	$24,612	$(2,106)	$40,847

The reconciliation of statutory federal income tax to the income tax provision (benefit) is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Statutory federal income tax	$(54,953)	$5,940	$39,462
State taxes (net of federal benefit)	(6,314)	389	4,834
Federal and state credits	(9,473)	(7,620)	(6,702)
Excess tax expenses (benefits) from stock-based compensation	1,813	(4,160)	313
Foreign-derived intangible income	(1,364)	(3,253)	(3,360)
Executive compensation	541	1,706	718
Foreign tax rate differential	1,416	264	1,458
Change in valuation allowance	91,905	4,691	3,817
Non-deductible transaction costs	2,711	—	—
Other	(1,670)	(63)	307
	$24,612	$(2,106)	$40,847

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows (in thousands):

	December 31, 2022	January 1, 2022
Deferred tax assets:
Capitalized research and development(1)	$48,348	$—
Revenue reserves	23,049	22,039
Accruals and other liabilities	11,448	14,518
Operating lease liabilities	8,511	11,428
Tax credits and net operating loss carryforwards	28,240	17,326
Stock-based compensation	4,868	3,463
Other	7,032	5,476
Total deferred tax assets	131,496	74,250
Valuation allowance	(99,444)	(13,136)
Total deferred tax assets net of valuation	32,052	61,114
Deferred tax liabilities:
Intangible assets	2,597	5,469
Operating lease right-of-use assets	7,862	10,998
Unrealized gains from securities and hedging instruments	3,698	7,370
Other	2,578	2,582
Total deferred tax liabilities	16,735	26,419
Net deferred tax assets	$15,317	$34,695
(1)The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs $224.5 million. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.
The Company intends to continue to invest all of its unremitted foreign earnings, as well as the capital in its foreign subsidiaries, indefinitely outside of the U.S. At December 31, 2022, the Company has unremitted foreign earnings for which any unrecognized deferred tax liability on these unremitted earnings would be immaterial.
The Company has federal and foreign net operating loss carryforwards of $3.8 million and $29.0 million, respectively, as of December 31, 2022. As of December 31, 2022, the Company has a full valuation allowance of $0.9 million against its U.S. net operating loss carryforwards and a valuation allowance of $4.7 million in certain foreign jurisdictions for net operating loss carryforwards and other deferred tax assets that have statutory limitations on deductibility. The Company has federal research and development credit carryforwards of $4.6 million as of December 31, 2022 that will expire in 2043. It has state research and development credit carryforwards of $23.1 million and $19.4 million as of December 31, 2022 and January 1, 2022, respectively, which expire from 2029 to 2038. Under the Internal Revenue Code and state law, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years. During the third quarter of fiscal 2022, the Company concluded that, based on its evaluation of available positive and negative evidence, it is no longer more likely than not that its net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of its U.S. deferred tax assets, the key factors used to determine positive and negative evidence included its recent losses resulting in cumulative loss for the three-year period ended December 31, 2022, current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits the Company's ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company recorded a valuation allowance of $57.5 million in the third quarter of fiscal 2022 as a reserve against our net U.S. federal and state deferred tax assets. The change in valuation allowance for all of fiscal 2022 was $86.3 million. As of December 31, 2022, January 1, 2022 and January 2, 2021, the Company had a valuation allowance of $99.4 million, $13.1 million and $7.6 million, respectively, for all of its U.S. deferred tax assets and certain foreign deferred tax assets for which the Company believes do not meet the "more likely than not" criteria for recognition. A valuation allowance is a non-cash charge, and does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
The following table summarized the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Balance at beginning of period	$9,842	$8,559	$7,121
Increase for tax positions related to the current year	1,117	914	765
Increase for tax positions related to prior years	672	369	1,231
Decrease related to settlement with taxing authorities	(1,412)	—	—
Decrease for lapses of statute of limitations	(613)	—	(558)
Balance at end of period	$9,606	$9,842	$8,559
The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of December 31, 2022, January 1, 2022 and January 2, 2021 there were no material accrued interest or penalties. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of December 31, 2022 were to become recognizable in the future, it would record a $10.8 million benefit, inclusive of interest, to the income tax provision.
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") and state tax authorities is closed for fiscal years prior to fiscal 2017. Federal and state carryforward attributes that were generated prior to fiscal 2017 may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open. There are other ongoing audits in various other jurisdictions that are not material to the Company's financial statements.  The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.  The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of the Company's gross unrecognized tax benefits.

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
Geographic Information
For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, sales to non-U.S. customers accounted for 48.0%, 51.8% and 47.9% of total revenue, respectively.
The following table provides information about revenue by geographical region (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Domestic	$615,107	$754,173	$744,648
International	568,276	810,814	685,742
Total	$1,183,383	$1,564,987	$1,430,390
Significant Customers
For the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, there was one customer that accounted for 10% or more of total revenue, representing 22.6%, 21.8% and 22.7%, of total revenue, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and January 1, 2022
Consolidated Statements of Operations for the Years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Statements of Comprehensive (Loss) Income for the Years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2022, January 1, 2022 and January 2, 2021
Consolidated Statements of Cash Flows for the Years ended December 31, 2022, January 1, 2022 and January 2, 2021
Notes to Consolidated Financial Statements
2.Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.
3.Exhibits — See item 15(b) of this report below

(b)Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2016 and incorporated by reference herein)
3.3	First Amendment to the Amended and Restated By-laws of iRobot Corporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2022 and incorporated by reference herein)
4.1(1)	Specimen Stock Certificate for shares of the Registrant’s Common Stock
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

10.2†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10.5†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)
10.6	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended through the eighth amendment)

10.7	Ninth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of January 28, 2022 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2022 and incorporated by reference herein)
10.8†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.9†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.10	Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.11	First Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.12+	Second Amendment to Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A. dated as of May 4, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)
10.13+	Third Amendment to Amended and Restated Credit Agreement by and between Bank of America, N.A. and iRobot Corporation, dated October 28, 2022 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 1, 2022 and incorporated by reference herein)
10.14	Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated December 20, 2013 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013 and incorporated by reference herein)
10.15	First Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America N.A., dated June 29, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018 and incorporated by reference herein)
10.16+	Second Amendment to Amended and Restated Reimbursement Agreement between the Registrant and Bank of America, N.A. dated as of May 4, 2022 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)
10.17+	Third Amendment to Amended and Restated Reimbursement Agreement by and between Bank of America, N.A. and iRobot Corporation, dated October 28, 2022 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 1, 2022 and incorporated by reference herein)
10.18+	Security and Pledge Agreement by and between Bank of America, N.A. and iRobot Corporation, dated October 28, 2022 (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 1, 2022 and incorporated by reference herein)
10.19#	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 and incorporated by reference herein)
10.20†	2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)
10.21†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)
10.22†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.23†	iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)
10.24†	iRobot Corporation Senior Executive Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated by reference herein)
10.25†	Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)
10.26##	Agreement and Plan of Merger, dated as of August 4, 2022, by and among iRobot Corporation, Amazon.com, Inc., and Martin Merger Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2022 and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith
**	Furnished herewith

ITEM 16.        FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Colin M. Angle
Colin M. Angle Chairman of the Board, Chief Executive Officer and Director
Date: February 14, 2023
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 14, 2023.

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