Form 10-Q
period 2023-04-01
IROBOT CORP
filed 2023-05-09
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2023 was 27,594,072.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2023

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,915	$117,949
Accounts receivable, net	29,645	66,025
Inventory	229,688	285,250
Other current assets	56,987	59,076
Total current assets	364,235	528,300
Property and equipment, net	55,774	60,909
Operating lease right-of-use assets	25,443	26,084
Deferred tax assets	15,226	16,248
Goodwill	169,570	167,724
Intangible assets, net	10,919	11,260
Other assets	23,460	24,918
Total assets	$664,627	$835,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,014	$184,016
Accrued expenses	100,902	98,959
Deferred revenue and customer advances	12,084	13,208
Short-term notes payable	27,000	—
Total current liabilities	214,000	296,183
Operating lease liabilities	31,581	33,247
Deferred tax liabilities	526	931
Other long-term liabilities	23,081	29,366
Total long-term liabilities	55,188	63,544
Total liabilities	269,188	359,727
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,594 and 27,423 shares issued and outstanding, respectively	276	274
Additional paid-in capital	263,837	257,498
Retained earnings	118,303	199,415
Accumulated other comprehensive income	13,023	18,529
Total stockholders’ equity	395,439	475,716
Total liabilities and stockholders’ equity	$664,627	$835,443
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Revenue	$160,292	$291,969
Cost of revenue:
Cost of product revenue	123,459	183,633
Amortization of acquired intangible assets	282	821
Total cost of revenue	123,741	184,454
Gross profit	36,551	107,515
Operating expenses:
Research and development	41,934	42,529
Selling and marketing	44,765	61,065
General and administrative	30,971	26,698
Amortization of acquired intangible assets	178	510
Total operating expenses	117,848	130,802
Operating loss	(81,297)	(23,287)
Other expense, net	(1,077)	(16,746)
Loss before income taxes	(82,374)	(40,033)
Income tax benefit	(1,262)	(9,627)
Net loss	$(81,112)	$(30,406)
Net loss per share:
Basic	$(2.95)	$(1.12)
Diluted	$(2.95)	$(1.12)
Number of shares used in per share calculations:
Basic	27,467	27,051
Diluted	27,467	27,051
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net loss	$(81,112)	$(30,406)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	1,720	(4,015)
Net unrealized (losses) gains on cash flow hedges, net of tax	(1,823)	7,653
Net gains on cash flow hedge reclassified into earnings, net of tax	(5,403)	(1,234)
Total comprehensive loss	$(86,618)	$(28,002)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	199	2	(2)			—
Stock-based compensation			7,932			7,932
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(37)	—	(1,600)			(1,600)
Other comprehensive loss					(5,506)	(5,506)
Net loss				(81,112)		(81,112)
Balance at April 1, 2023	27,594	$276	$263,837	$118,303	$13,023	$395,439

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	23	—	797			797
Vesting of restricted stock units	112	1	(1)			—
Stock-based compensation			7,208			7,208
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(25)	—	(1,524)			(1,524)
Other comprehensive income					2,404	2,404
Net loss				(30,406)		(30,406)
Balance at April 2, 2022	27,116	$271	$229,133	$455,304	$10,494	$695,202

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net loss	$(81,112)	$(30,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,542	11,241
Loss on equity investment	—	16,835
Stock-based compensation	7,932	7,208
Deferred income taxes, net	647	(15,571)
Other	(3,562)	1,539
Changes in operating assets and liabilities — (use) source
Accounts receivable	37,147	54,299
Inventory	52,947	(1,688)
Other assets	53	(26,734)
Accounts payable	(109,930)	(77,006)
Accrued expenses and other liabilities	(6,171)	(42,032)
Net cash used in operating activities	(94,507)	(102,315)
Cash flows from investing activities:
Additions of property and equipment	(1,456)	(3,113)
Purchase of investments	(73)	(500)
Sales and maturities of investments	—	16,213
Net cash (used in) provided by investing activities	(1,529)	12,600
Cash flows from financing activities:
Proceeds from employee stock plans	9	797
Income tax withholding payment associated with restricted stock vesting	(1,600)	(1,524)
Proceeds from borrowings	27,000	—
Net cash provided by (used in) financing activities	25,409	(727)
Effect of exchange rate changes on cash and cash equivalents	593	1,023
Net decrease in cash and cash equivalents	(70,034)	(89,419)
Cash and cash equivalents, at beginning of period	117,949	201,457
Cash and cash equivalents, at end of period	$47,915	$112,038
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 14, 2023.
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
The Company has a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for iRobot's products increased considerably. For the three months ended April 1, 2023, the Company’s revenue declined 45% from the three months ended April 2, 2022 due in part by a scheduled shift of certain orders with a customer which occurred in the first quarter of 2022 and are scheduled to ship in the second quarter of 2023 for their annual promotional event. In addition, revenue was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses of $81.3 million and operating cash outflows of $94.5 million for the three months ended April 1, 2023. As a result, the Company's cash and cash equivalents have declined from $117.9 million as of December 31, 2022 to $47.9 million as of April 1, 2023.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
As of April 1, 2023, the Company had $27.0 million in outstanding borrowings from its $100.0 million revolving line of credit, which expires on September 17, 2024.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Management’s assessment included the preparation of cash flow forecasts taking into account actions already implemented. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course. Management has already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, the Company initiated a restructuring of its operations designed to better realign its cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve its profitability going forward (the "August 2022 Restructuring Plan"). As part of the August 2022 Restructuring Plan, the Company reduced its workforce and terminated approximately 100 employees, which represented 8% of its workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to the Company’s August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 and reduced its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022 (the "February 2023 Restructuring Plan"). In addition to the reduction in force, iRobot’s 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. At April 1, 2023, the Company had 1,156 employees, a total reduction of 216 employees since the end of fiscal 2021. In addition to the reduction of its headcount, the Company signed a sublease agreement for a portion of its headquarters during the fourth quarter of fiscal 2022 and plans to further consolidate its global facilities footprint during fiscal 2023. iRobot currently anticipates that its August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation.
•Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully. As of April 1, 2023, the inventory balance was $229.7 million, or 169 days, a reduction of $55.6 million, from the end of fiscal 2022. In 2023, the Company will continue to manage its inventory to a level that aligns with current run rates of the business. As such, iRobot temporarily reduced robot production during the first quarter of 2023 from its contract manufacturing partners in China and Malaysia and began increasing production in April 2023.
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves the accounting for acquired revenue contracts with customers by providing specific guidance on recognition of contract asset and liability from revenue contracts in a business combination. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted the standard in the first quarter of 2023 and the adoption had no impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of April 1, 2023 and December 31, 2022, the Company had an allowance for credit losses of $2.7 million and $4.7 million, respectively.
Tariff Refunds
In March 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, which was subsequently extended until September 30, 2023, entitled the Company to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, the Company recognized a benefit of $11.7 million from tariff refunds as a reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. As of April 1, 2023, the Company had received $28.0 million of the tariff refund and the outstanding refund receivable of $4.0 million is recorded in other current assets on the consolidated balance sheet.
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statement of operations. At both April 1, 2023 and December 31, 2022, the Company's equity securities without readily determinable fair values totaled $15.1 million, and are included in other assets on the consolidated balance sheets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Restructuring Charges
In August 2022, the Company initiated a restructuring of its operations designed to realign its cost structure with near-term revenue and cash flow generation, advance key strategy priorities, increase efficiencies and improve its profitability going forward. The August 2022 Restructuring Plan included a termination of approximately 100 employees and consolidation of certain facilities. As a result of the August 2022 Restructuring Plan, the Company recorded restructuring charges of $5.2 million for employee severance costs during the third quarter of 2022 and a non-cash impairment loss of $3.4 million for the consolidation of certain facilities during the fourth quarter of 2022. As a follow-on action to the Company’s August 2022 Restructuring Plan and in anticipation that market conditions remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 to further reduce its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022. During the three months ended April 1, 2023, the Company recorded restructuring charges of $3.7 million for employee severance and benefit costs related to the February 2023 Restructuring Plan. As of April 1, 2023, the Company had outstanding restructuring liability related to these plans of approximately $1.9 million and expects the remaining balance to be substantially paid during the second quarter of 2023. These restructuring charges are recorded in the consolidated statement of operations.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net loss	$(81,112)	$(30,406)
Weighted-average shares outstanding	27,467	27,051
Basic and diluted loss per share	$(2.95)	$(1.12)
Employee stock awards representing approximately 1.0 million and 0.8 million shares of common stock for the three months ended April 1, 2023 and April 2, 2022, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of April 1, 2023 and December 31, 2022 was $21.4 million and $23.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of April 1, 2023, the Company had reserves for product returns of $21.7 million and other credits and incentives of $56.8 million. As of December 31, 2022, the Company had reserves for product returns of $49.2 million and other credits and incentives of $106.5 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three months ended April 1, 2023 and April 2, 2022, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
United States	$71,986	$153,174
EMEA	46,681	65,661
Japan	32,894	50,521
Other	8,731	22,613
Total revenue	$160,292	$291,969
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	April 1, 2023	December 31, 2022
Accounts receivable, net	$24,891	$60,268
Unbilled receivables	5,284	6,569
Contract liabilities	21,741	24,140
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended April 1, 2023 and

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
April 2, 2022, the Company recognized $4.2 million and $4.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. At April 1, 2023, the Company's weighted average discount rate was 4.03%, while the weighted average remaining lease term was 6.53 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating lease cost	$1,715	$851
Variable lease cost	825	918
Total lease cost	$2,540	$1,769
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,008	$2,039
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Maturities of operating lease liabilities were as follows as of April 1, 2023 (in thousands):

Remainder of 2023	$5,279
2024	6,618
2025	5,794
2026	5,816
2027	5,890
Thereafter	13,048
Total minimum lease payments	$42,445
Less: imputed interest	5,356
Present value of future minimum lease payments	$37,089
Less: current portion of operating lease liabilities (Note 7)	$5,508
Long-term lease liabilities	$31,581

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of April 1, 2023
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$33,482	$—	$—
Derivative instruments (Note 9)	—	1,878	—
Total assets measured at fair value	$33,482	$1,878	$—

Liabilities:
Derivative instruments (Note 9)	$—	$9,038	$—
Total liabilities measured at fair value	$—	$9,038	$—

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$79,005	$—	$—
Derivative instruments (Note 9)	—	5,619	—
Total assets measured at fair value	$79,005	$5,619	$—

Liabilities:
Derivative instruments (Note 9)	$—	$13,793	$—
Total liabilities measured at fair value	$—	$13,793	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the three months ended April 1, 2023 (in thousands):

	Goodwill	Intangible assets
Balance as of December 31, 2022	$167,724	$11,260
Amortization	—	(460)
Effect of foreign currency translation	1,846	119
Balance as of April 1, 2023	$169,570	$10,919

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	April 1, 2023	December 31, 2022
Accrued warranty	$24,618	$27,379
Accrued compensation and benefits	16,095	17,620
Accrued returns and sales incentives	14,909	1,312
Accrued merger related liabilities	11,791	10,895
Derivative liability	7,202	7,310
Current portion of operating lease liabilities	5,508	5,415
Accrued manufacturing and logistics cost	4,516	970
Accrued bonus	4,190	4,538
Accrued sales and other indirect taxes payable	2,898	7,683
Accrued income taxes	350	5,070
Accrued other	8,825	10,767
	$100,902	$98,959
8. Working Capital Facility
Credit Facility
As of April 1, 2023, the Company had a $100.0 million secured revolving line of credit which expires in September 2024. On January 17, 2023, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Bank of America N.A., which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term SOFR Loans to 4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments (as defined in the Credit Agreement) to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment requires the Company to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly, and replaced the requirement that the borrowing under the Credit Agreement be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023 with a requirement that the borrowing under the Credit Agreement be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of its U.S. assets.
As of April 1, 2023, the Company had outstanding borrowings of $27.0 million under the revolving credit facility, with $73.0 million available for borrowing. As of April 1, 2023, the Company was in compliance with the covenants under the Credit Agreement.
9. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts have historically had a maturity of three years or less. During the first quarter of 2023, the Company terminated foreign currency forward contracts with a notional value of $151.7 million, resulting in a net cash payment of $2.5 million which was recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. At April 1, 2023 and December 31, 2022, the Company had outstanding cash flow hedges with a total notional value of $181.7 million and $362.9 million, respectively. The outstanding contracts have average maturities of 1.5 years or less.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At April 1, 2023 and December 31, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $124.9 million and $242.0 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	April 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,878	$4,288
Foreign currency forward contracts	Accrued expenses	1,525	3,249
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other assets	$—	$1,331
Foreign currency forward contracts	Accrued expenses	5,677	4,061
Foreign currency forward contracts	Long-term liabilities	1,836	6,483

(Loss) gain associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended
	Classification	April 1, 2023	April 2, 2022
(Loss) gain recognized in income	Other expense, net	$(811)	$2,064

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	(Loss) gain recognized in OCI on Derivative (1)
	Three Months Ended
	April 1, 2023	April 2, 2022
Foreign currency forward contracts	$(1,823)	$10,257
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended
	April 1, 2023	April 2, 2022
	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$160,292	$291,969

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$5,403	$1,639
10. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Outstanding Purchase Orders
As of April 1, 2023, the Company had outstanding purchase orders aggregating approximately $228.7 million. The purchase orders are typically related to marketing and media spend and the purchase of inventory in the normal course of business. Included in these outstanding purchase orders is $82.5 million related to inventory purchases at the Company's contract manufacturers, of which $43.1 million are not cancellable without penalty.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers for the cost of the excess components purchased by its contract manufacturers. During the first quarter of 2023, the Company paid $3.9 million to its contract manufacturers for such liabilities and recorded as inventory components.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of April 1, 2023 and December 31, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance at beginning of period	$27,379	$32,019
Provision	3,477	6,036
Warranty usage	(6,238)	(7,816)
Balance at end of period	$24,618	$30,239
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
For the three months ended April 1, 2023 and April 2, 2022, the Company recorded an income tax benefit of $1.3 million and $9.6 million, respectively. The Company’s effective income tax rates were 1.5% and 24.0% for the three months ended April 1, 2023 and April 2, 2022, respectively. For the three months ended April 1, 2023, the effective income tax rate reflected the mix of geographic earnings as well as the impact of full valuation allowance against the Company's U.S. net deferred tax assets, which was initially established during the third quarter of 2022.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In assessing the realizability of its U.S. deferred tax assets, the key factors used to determine positive and negative evidence included its recent losses resulting in cumulative loss for the three-year period ended December 31, 2022, current macroeconomic trends, and expected future reversals of existing taxable temporary differences. Such objective negative evidence limits the Company's ability to consider other subjective evidence, such as its projections for future growth. Given the weight of objectively verifiable historical losses from the Company's U.S. operations, the Company established a full valuation reserve against its net U.S. federal and state deferred tax assets and recorded a valuation allowance of $57.5 million in the third quarter of fiscal 2022. During the three months ended April 1, 2023, the Company determined that this conclusion continued to be appropriate. A valuation allowance is a non-cash charge, and does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
Significant Customers
For the three months ended April 1, 2023 and April 2, 2022, the Company generated 12.0% and 26.6%, respectively, of total revenue from one of its retailers. The decrease in concentration is largely due to timing of certain orders with this customer, which occurred in the first quarter of 2022 and are scheduled to ship in the second quarter of 2023 for their annual promotional event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the timing of and ability to recover tariff refund claims, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, efforts to mitigate supply chain challenges, liquidity and the impact of cost-control measures and the amount of restructuring charges and cost savings related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of April 1, 2023, we had 1,156 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold nearly 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform. The software intelligence of iRobot OS powers our portfolio of connected robotic floor care products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our long-term vision of building out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. In September 2022, we introduced the Roomba Combo j7+, an advanced floor cleaning robot that can vacuum and mop, in the U.S. and EMEA, along with thoughtful iRobot OS updates globally. During the first quarter of 2023, we also introduced Roomba Combo j7+ in Japan. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel. During the first quarter of 2023, our connected customers who have opted-in to our digital communications grew to 18.3 million, an increase of 23% from the first quarter of 2022.
Our total revenue for the three months ended April 1, 2023 was $160.3 million, declining 45.1% from revenue of $292.0 million for the three months ended April 2, 2022. Geographically, domestic revenue declined by $81.2 million, or 53.0%, and international revenue declined by $50.5 million, or 36.4%. Revenue during the first quarter of 2023 was impacted by a scheduled shift of certain orders with a customer which occurred in the first quarter of 2022 and are scheduled to ship in the second quarter of 2023 for their annual promotional event. In addition, our revenue was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. In response to the challenging market conditions since the third quarter of 2022, we initiated various cost reduction plans. In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of this August 2022 restructuring, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 restructuring of operations and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of our global workforce as of December 31, 2022. In addition to the reduction in force, our 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. At April 1, 2023, we had 1,156 employees, a total reduction of 216 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement for a portion of our headquarters during the fourth quarter of fiscal 2022 and plan to further consolidate our global facilities footprint during fiscal 2023. We currently anticipate that our August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation. In addition, we continue to carefully manage our inventory to a level that aligns with current run rates of the business. During the first quarter of 2023, we temporarily reduced robot production from our contract manufacturing partners in China and Malaysia and used our on-hand inventory to fulfill first-quarter 2023 orders. As of April 1, 2023, our inventory balance was $229.7 million, a reduction of $55.6 million, from the end of fiscal 2022. As anticipated, we began increasing production in April 2023.
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

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit and operating loss. During the three months ended April 1, 2023 and April 2, 2022, we had gross profit of $36.6 million and $107.5 million, respectively, and operating loss of $81.3 million and $23.3 million, respectively. A summary of key metrics for the three months ended April 1, 2023, as compared to the three months ended April 2, 2022, is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$160,292	$291,969

Non-GAAP Gross Profit	$37,931	$100,588
Non-GAAP Gross Margin	23.7%	34.5%

Non-GAAP Operating Loss	$(62,224)	$(18,516)
Non-GAAP Operating Margin	(38.8)%	(6.3)%

Total robot units shipped (in thousands)	436	974
Average gross selling prices for robot units	$402	$333
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
Tariff Refunds: Our Section 301 List 3 Tariff Exclusion was reinstated in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion, which was subsequently extended until September 30, 2023, entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
	(in thousands, except per share amounts)
GAAP Gross Profit	$36,551	$107,515
Amortization of acquired intangible assets	282	821
Stock-based compensation	586	441
Net merger, acquisition and divestiture expense	321	—
Tariff refunds	—	(11,727)
Restructuring and other	191	3,538
Non-GAAP Gross Profit	$37,931	$100,588
Non-GAAP Gross Margin	23.7%	34.5%

GAAP Operating Loss	$(81,297)	$(23,287)
Amortization of acquired intangible assets	460	1,331
Stock-based compensation	7,932	7,208
Tariff refunds	—	(11,727)
Net merger, acquisition and divestiture expense	6,784	109
IP litigation expense, net	91	3,487
Restructuring and other	3,806	4,363
Non-GAAP Operating Loss	$(62,224)	$(18,516)
Non-GAAP Operating Margin	(38.8)%	(6.3)%

GAAP Net Loss	$(81,112)	$(30,406)
Amortization of acquired intangible assets	460	1,331
Stock-based compensation	7,932	7,208
Tariff refunds	—	(11,727)
Net merger, acquisition and divestiture expense	6,784	109
IP litigation expense, net	91	3,487
Restructuring and other	3,806	4,363
Loss on strategic investments	—	16,835
Income tax effect	16,248	(9,185)
Non-GAAP Net Loss	$(45,791)	$(17,985)

GAAP Net Loss Per Diluted Share	$(2.95)	$(1.12)
Dilutive effect of non-GAAP adjustments	1.28	0.46
Non-GAAP Net Loss Per Diluted Share	$(1.67)	$(0.66)
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
The critical accounting policies affected most significantly by estimates and assumptions used in the preparation of our consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 14, 2023. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements. There have been no material changes in these critical accounting policies and estimates.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	April 1, 2023	April 2, 2022
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	77.0	62.9
Amortization of acquired intangible assets	0.2	0.3
Total cost of revenue	77.2	63.2
Gross profit	22.8	36.8
Operating expenses:
Research and development	26.2	14.6
Selling and marketing	27.9	20.9
General and administrative	19.3	9.1
Amortization of acquired intangible assets	0.1	0.2
Total operating expenses	73.5	44.8
Operating loss	(50.7)	(8.0)
Other expense, net	(0.7)	(5.7)
Loss before income taxes	(51.4)	(13.7)
Income tax benefit	(0.8)	(3.3)
Net loss	(50.6)%	(10.4)%
Comparison of Three Months Ended April 1, 2023 and April 2, 2022
Revenue

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
		(Dollars in thousands)
Revenue	$160,292	$291,969	$(131,677)	(45.1)%
Revenue for the three months ended April 1, 2023 decreased $131.7 million to $160.3 million, or 45.1%, from $292.0 million for the three months ended April 2, 2022. Geographically, in the three months ended April 1, 2023, domestic revenue decreased $81.2 million, or 53.0%, and international revenue decreased $50.5 million, or 36.4%, which reflected decreases of 34.9% in Japan and 28.9% in EMEA, respectively. The decrease in revenue also reflected a 55.2% decrease in total robots shipped, offset by a 20.7% increase in gross average selling price for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The decrease in revenue and robots shipped during the first quarter of 2023 was impacted by a scheduled shift of certain orders with a customer which occurred in the first quarter of 2022 and are scheduled to ship in the second quarter of 2023 for their annual promotional event. In addition, our revenue was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war.

Cost of Product Revenue

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of product revenue	$123,459	$183,633	$(60,174)	(32.8)%
As a percentage of revenue	77.0%	62.9%
Cost of product revenue decreased to $123.5 million in the three months ended April 1, 2023, compared to $183.6 million in the three months ended April 2, 2022. The decrease in cost was primarily driven by the 45.1% decrease in revenue, offset by the $11.7 million benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during the three months ended April 2, 2022.
Gross Profit

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Gross profit	$36,551	$107,515	$(70,964)	(66.0)%
Gross margin	22.8%	36.8%
Gross margin decreased to 22.8% in the three months ended April 1, 2023, compared to 36.8% in the three months ended April 2, 2022. Gross margin decreased 14.0 percentage points driven by lower leverage on our fixed costs, increased pricing and promotion costs, and the $11.7 million recognized benefit from tariff refunds during the three months ended April 2, 2022. The decrease is offset by favorable impact from improved channel mix to our direct-to-consumer channel during the three months ended April 1, 2023.We expect gross margin pressure will continue over the coming quarters. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth.
Research and Development

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Research and development	$41,934	$42,529	$(595)	(1.4)%
As a percentage of revenue	26.2%	14.6%
Research and development expenses decreased $0.6 million, or 1.4%, to $41.9 million (26.2% of revenue) in the three months ended April 1, 2023 from $42.5 million (14.6% of revenue) in the three months ended April 2, 2022. This decrease was primarily due to a $3.1 million decrease in people-related costs associated with lower headcount during the three months ended April 1, 2023, offset by $1.7 million increase in short-term incentive compensation costs and $0.7 million increase in severance-related costs associated with restructuring activities.
Selling and Marketing

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Selling and marketing	$44,765	$61,065	$(16,300)	(26.7)%
As a percentage of revenue	27.9%	20.9%
Selling and marketing expenses decreased $16.3 million, or 26.7%, to $44.8 million (27.9% of revenue) in the three months ended April 1, 2023 from $61.1 million (20.9% of revenue) in the three months ended April 2, 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $12.0 million as well as a $3.9 million decrease in people-related costs associated with lower headcount during the three months ended April 1, 2023. The decrease was slightly offset by a $1.5 million increase in severance-related costs associated with restructuring activities.
General and Administrative

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
General and administrative	$30,971	$26,698	$4,273	16.0%
As a percentage of revenue	19.3%	9.1%
General and administrative expenses increased $4.3 million, or 16.0%, to $31.0 million (19.3% of revenue) in the three months ended April 1, 2023, from $26.7 million (9.1% of revenue) in the three months ended April 2, 2022. This increase was primarily driven by a $5.1 million increase in acquisition-related costs, including retention bonuses and legal fees, associated with the pending Merger, $1.3 million increase in short-term incentive compensation costs and $0.5 million increase in severance-related costs associated with restructuring activities. The increase was offset by a $2.8 million decrease in legal fees driven by lower intellectual property litigation costs during the three months ended April 1, 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of revenue	$282	$821	$(539)	(65.7)%
Operating expense	178	510	(332)	(65.1)%
Total amortization expense	$460	$1,331	$(871)	(65.4)%
As a percentage of revenue	0.3%	0.5%
The decrease in amortization of acquired intangible assets in the three months ended April 1, 2023 as compared to the three months ended April 2, 2022, was primarily related to acquired intangible assets impaired in the third quarter of 2022, resulting in lower amortization expense during the three months ended April 1, 2023.
Other Expense, Net

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Other expense, net	$(1,077)	$(16,746)	$15,669	(93.6)%
As a percentage of revenue	(0.7)%	(5.7)%
Other expense, net during the three months ended April 2, 2022 was attributable to realized loss of $16.8 million associated with the sale of a strategic investment. Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments.
Income Tax Benefit

	Three Months Ended
	April 1, 2023	April 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)
Income tax benefit	$(1,262)	$(9,627)	$8,365	(86.9)%
Effective income tax rate	1.5%	24.0%
We recorded an income tax benefit of $1.3 million and $9.6 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The $1.3 million income tax benefit for the three months ended April 1, 2023 resulted in an effective income tax rate of 1.5%. The $9.6 million income tax benefit for the three months ended April 2, 2022 resulted in an effective income tax rate of 24.0%. For the three months ended April 1, 2023, the effective income tax rate included the impact of full valuation allowance against our U.S. net deferred tax assets which was initially established during the third quarter of 2022.
Liquidity and Capital Resources
At April 1, 2023, our cash and cash equivalents were $47.9 million and we had $27.0 million of outstanding borrowings under our $100.0 million secured revolving line of credit which expires in September 2024. Our working capital, which represents our total current assets less total current liabilities, was $150.2 million as of April 1, 2023, compared to $232.1 million as of December 31, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $14.1 million as of April 1, 2023. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of April 1, 2023. We believe our existing cash balance, expected future operating cash flows and our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See more detailed discussion below.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the three months ended April 1, 2023 and April 2, 2022, we spent $1.5 million and $3.1 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the three months ended April 1, 2023 was $94.5 million, of which the principal components were our net loss of $81.1 million and the cash outflow of $26.0 million from change in working capital, partially offset by non-cash charges of $12.6 million. The change in working capital was driven by net cash outflow of $109.9 million in accounts payable, partially offset by net cash inflow of $52.9 million from inventory and $37.1 million from accounts receivable. The decrease in inventory was primarily due to temporarily reduced production during the first quarter of 2023 and the use of our on-hand inventory to fulfill first-quarter 2023 orders.
Cash used in investing activities
Net cash used in investing activities for the three months ended April 1, 2023 was $1.5 million, primarily related to the purchase of machinery and tooling for new products.
Cash provided by financing activities
Net cash provided by financing activities for the three months ended April 1, 2023 was $25.4 million. During the three months ended April 1, 2023, we drew from our secured revolving credit facility with net proceeds of $27.0 million and paid $1.6 million upon vesting of restricted stock where 36,700 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
As of April 1, 2023, we had a $100.0 million secured revolving line of credit which expires in September 2024. On January 17, 2023, we entered into a Fourth Amendment to the Credit Agreement with Bank of America N.A., which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term SOFR Loans to

4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments (as defined in the Credit Agreement) to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment requires us to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly, and replaced the requirement that the borrowing under the Credit Agreement be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023 with a requirement that the borrowing under the Credit Agreement be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Agreement from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of our U.S. assets.
As of April 1, 2023, we had outstanding borrowings of $27.0 million under the revolving credit facility, with $73.0 million available for borrowing. As of April 1, 2023, we were in compliance with the covenants under the Credit Agreement.
Lines of Credit
We have an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of April 1, 2023, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of April 1, 2023, we had no outstanding balance under the guarantee line of credit.
Liquidity
We have a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for our products increased considerably. For the three months ended April 1, 2023, our revenue declined 45% from the three months ended April 2, 2022, due in part to a scheduled shift of certain orders with a customer which occurred in the first quarter of 2022 and are scheduled to ship in the second quarter of 2023 for their annual promotional event. In addition, revenue was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, driven by high inflation, rising interest rates, rising energy costs, the potential recessionary outlook and geopolitical instability, which was exacerbated by the Russia-Ukraine war. The lower revenue has resulted in operating losses of $81.3 million and operating cash outflows of $94.5 million for the three months ended April 1, 2023. As a result, our cash and cash equivalents have declined from $117.9 million as of December 31, 2022 to $47.9 million as of April 1, 2023.
As of April 1, 2023, we had $27.0 million in outstanding borrowings from our $100.0 million revolving line of credit which expires on September 17, 2024.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course. We have already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of the August 2022 Restructuring Plan, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022. In addition to the reduction in force, our 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. At April 1, 2023, we had 1,156 employees, a total reduction of 216 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement for a portion of our headquarters during the fourth quarter of fiscal 2022 and plans to further consolidate our global facilities footprint during fiscal 2023. We currently anticipate that our August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation.

•Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully. As of April 1, 2023, the inventory balance was $229.7 million, or 169 days, a reduction of $55.6 million, from the end of fiscal 2022. In 2023, we will continue to manage our inventory to a level that aligns with current run rates of the business. As such, we temporarily reduced robot production during the first quarter of 2023 from our contract manufacturing partners in China and Malaysia and began increasing production in April 2023.
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
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our principal commitments generally consist of obligations under our credit facility, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. There have been no material changes in our contractual obligations and commitments since December 31, 2022.
As of April 1, 2023, we had outstanding purchase orders aggregating approximately $228.7 million. The purchase orders are typically related to marketing and media spend and the purchase of inventory in the normal course of business. Included in these outstanding purchase orders is $82.5 million related to inventory purchases at our contract manufacturers, of which $43.1 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers. During the first quarter of 2023, we paid $3.9 million to our contract manufacturers for such liabilities and recorded as inventory components.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of 1.5 years or less. At April 1, 2023 and

December 31, 2022, we had outstanding cash flow hedges with a total notional value of $181.7 million and $362.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At April 1, 2023 and December 31, 2022, we had outstanding economic hedges with a total notional value of $124.9 million and $242.0 million, respectively.
At April 1, 2023, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $20.4 million.
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
Part II. Other Information
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. See Footnote 10 to our consolidated financial statements for a description of certain of our legal proceedings.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as set forth below:
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
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of reductions in force executed in August 2022 and February 2023, and the impact of uncertainties related to our proposed Merger with Amazon. Given the difficult market conditions, the steps we are taking to manage our costs and the ongoing uncertainty of the timing and outcomes of the regulatory reviews required to complete our Merger with Amazon, we expect to continue to experience increased employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
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
Our success in the air purifier market will depend on a number of factors including our ability to develop innovative solutions, integrate those solutions into our home ecosystem, and market and sell those solutions to our existing and new customers. Establishing a new market segment will require significant investment in R&D and sales & marketing in the near term, and currently those investments have been curtailed due to our financial constraints. These investments may not be successful, and our revenue and profitability may suffer. Because of our current fiscal constraints, our ability to support investments of this magnitude are limited, and a more limited level of investment in the near-term is unlikely to yield a meaningful return.
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
We spend significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase as a percentage of revenue in the future as we continue to spend significant amounts to increase awareness of our consumer robot products. For fiscal 2022, 2021 and 2020, sales and marketing expenses were $293.3 million, $289.8 million, and $265.5 million, respectively, representing approximately 24.8%, 18.5% and 18.6%, of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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

In addition, our lack of long-term agreements with certain component suppliers has caused us to purchase certain long-lead-time components well in advance of consumer demand. This added inventory increases the strain on our liquidity, as well as the risk of inventory becoming excess and obsolete.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents, and on January 5-12, 2022 the ITC held a trial on four of those patents. In March 2023, we received a favorable final determination in our patent infringement action against SharkNinja at the ITC. The ruling, which found that SharkNinja had infringed valid claims of iRobot’s asserted patents, recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank ("SVB"), Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations. We are unable to predict the extent or nature of the impacts of the failures of SVB, Signature Bank, and First Republic Bank and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Amendment to Amended and Restated Credit Agreement by and between Bank of America, N.A. and iRobot Corporation, dated January 17, 2023. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2023)

10.2	Fourth Amendment to Amended and Restated Reimbursement Agreement by and between Bank of America, N.A. and iRobot Corporation, dated January 17, 2023. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2023)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 9, 2023	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)