Form 10-Q
period 2023-07-01
IROBOT CORP
filed 2023-08-08
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2023 was 27,696,213.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2023

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$57,954	$117,949
Accounts receivable, net	72,306	66,025
Inventory	170,561	285,250
Other current assets	47,424	59,076
Total current assets	348,245	528,300
Property and equipment, net	49,894	60,909
Operating lease right-of-use assets	21,720	26,084
Deferred tax assets	12,972	16,248
Goodwill	170,873	167,724
Intangible assets, net	10,421	11,260
Other assets	20,014	24,918
Total assets	$634,139	$835,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,803	$184,016
Accrued expenses	105,707	98,959
Deferred revenue and customer advances	12,172	13,208
Total current liabilities	256,682	296,183
Operating lease liabilities	30,517	33,247
Deferred tax liabilities	398	931
Other long-term liabilities	21,123	29,366
Total long-term liabilities	52,038	63,544
Total liabilities	308,720	359,727
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,696 and 27,423 shares issued and outstanding, respectively	277	274
Additional paid-in capital	272,190	257,498
Retained earnings	37,503	199,415
Accumulated other comprehensive income	15,449	18,529
Total stockholders’ equity	325,419	475,716
Total liabilities and stockholders’ equity	$634,139	$835,443
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$236,568	$255,351	$396,860	$547,320
Cost of revenue:
Cost of product revenue	182,776	173,531	306,235	357,164
Amortization of acquired intangible assets	290	875	572	1,696
Total cost of revenue	183,066	174,406	306,807	358,860
Gross profit	53,502	80,945	90,053	188,460
Operating expenses:
Research and development	37,964	41,937	79,898	84,466
Selling and marketing	55,493	76,017	100,258	137,082
General and administrative	30,924	26,380	61,895	53,078
Amortization of acquired intangible assets	177	525	355	1,035
Total operating expenses	124,558	144,859	242,406	275,661
Operating loss	(71,056)	(63,914)	(152,353)	(87,201)
Other expense, net	(4,027)	(2,182)	(5,104)	(18,928)
Loss before income taxes	(75,083)	(66,096)	(157,457)	(106,129)
Income tax expense (benefit)	5,717	(22,675)	4,455	(32,302)
Net loss	$(80,800)	$(43,421)	$(161,912)	$(73,827)
Net loss per share:
Basic	$(2.93)	$(1.60)	$(5.88)	$(2.72)
Diluted	$(2.93)	$(1.60)	$(5.88)	$(2.72)
Number of shares used in per share calculations:
Basic	27,619	27,161	27,543	27,106
Diluted	27,619	27,161	27,543	27,106
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(80,800)	$(43,421)	$(161,912)	$(73,827)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	1,909	(7,360)	3,629	(11,375)
Net unrealized gains on cash flow hedges, net of tax	3,797	24,934	1,974	32,587
Net gains on cash flow hedge reclassified into earnings, net of tax	(3,280)	(2,816)	(8,683)	(4,050)
Total comprehensive loss	$(78,374)	$(28,663)	$(164,992)	$(56,665)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at April 1, 2023	27,594	$276	$263,837	$118,303	$13,023	$395,439
Vesting of restricted stock units	108	1	(1)			—
Stock-based compensation			8,573			8,573
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(6)	—	(219)			(219)
Other comprehensive income					2,426	2,426
Net loss				(80,800)		(80,800)
Balance at July 1, 2023	27,696	$277	$272,190	$37,503	$15,449	$325,419

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	307	3	(3)			—
Stock-based compensation			16,505			16,505
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(43)	—	(1,819)			(1,819)
Other comprehensive loss					(3,080)	(3,080)
Net loss				(161,912)		(161,912)
Balance at July 1, 2023	27,696	$277	$272,190	$37,503	$15,449	$325,419
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net loss	$(161,912)	$(73,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,843	19,715
Loss on equity investment	3,152	18,814
Stock-based compensation	16,505	15,231
Deferred income taxes, net	1,999	(35,467)
Other	(3,085)	2,844
Changes in operating assets and liabilities — (use) source
Accounts receivable	(6,114)	70,372
Inventory	109,890	(70,400)
Other assets	13,204	(31,657)
Accounts payable	(44,149)	(58,520)
Accrued expenses and other liabilities	(2,444)	(43,617)
Net cash used in operating activities	(58,111)	(186,512)
Cash flows from investing activities:
Additions of property and equipment	(2,514)	(4,894)
Purchase of investments	(158)	(3,090)
Sales and maturities of investments	—	17,383
Net cash (used in) provided by investing activities	(2,672)	9,399
Cash flows from financing activities:
Proceeds from employee stock plans	9	3,088
Income tax withholding payment associated with restricted stock vesting	(1,819)	(1,601)
Proceeds from borrowings	—	35,000
Net cash (used in) provided by financing activities	(1,810)	36,487
Effect of exchange rate changes on cash and cash equivalents	2,598	2,578
Net decrease in cash and cash equivalents	(59,995)	(138,048)
Cash and cash equivalents, at beginning of period	117,949	201,457
Cash and cash equivalents, at end of period	$57,954	$63,409
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
Term Loan
On July 24, 2023, the Company entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs, which will be used to fund its ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 13 to the consolidated financial statements.
Merger Agreement
On August 4, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon") and Martin Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, prior to its amendment (as described herein), as a result of the Merger, each share of common stock of the Company, par value $0.01 per share ("Common Stock"), outstanding immediately prior to the effective time of the Merger (the "Effective Time") (subject to certain exceptions, including shares of Common Stock owned by the Company, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) would have, at the Effective Time, automatically been cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes.
On July 24, 2023, the Company, Parent and Merger Sub entered into an Amendment to Agreement and Plan of Merger (the "Merger Agreement Amendment"), which amends the Merger Agreement (as amended and supplemented by the Merger Agreement Amendment, the "Amended Merger Agreement"), which provides, among other things, that each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Amended Merger Agreement) will, at the Effective Time, automatically be cancelled and converted into the right to receive $51.75 in cash, without interest and subject to applicable withholding taxes. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Company has agreed to convene a Company stockholder meeting for the purpose of obtaining the affirmative vote of the holders of a majority of all outstanding shares of Common Stock to adopt the Amended Merger Agreement. The adjustment in the merger consideration from $61.00 to $51.75 is intended to reflect the incurrence of the Company's new Term Loan as described in Note 13 to the consolidated financial statements. If the Merger is consummated, the Company’s Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company has a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for iRobot's products increased considerably. For the six months ended July 1, 2023, the Company’s revenue declined 27.5% from the six months ended July 2, 2022 due to lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. The lower revenue has resulted in operating losses of $152.4 million and operating cash outflows of $58.1 million for the six months ended July 1, 2023. As a result, the Company's cash and cash equivalents have declined from $117.9 million as of December 31, 2022 to $58.0 million as of July 1, 2023. On July 24, 2023, the Company entered into the $200.0 million Term Loan. Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs, which will be used to fund its ongoing operations.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Management’s assessment included the preparation of cash flow forecasts taking into account actions already implemented. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course. Management has already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, the Company initiated a restructuring of its operations designed to better realign its cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve its profitability going forward (the "August 2022 Restructuring Plan"). As part of the August 2022 Restructuring Plan, the Company reduced its workforce and terminated approximately 100 employees, which represented 8% of its workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to the Company’s August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 and reduced its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022 (the "February 2023 Restructuring Plan"). At July 1, 2023, the Company had 1,139 employees, a total reduction of 233 employees since the end of fiscal 2021. In addition to the reduction of its headcount, the Company signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of its headquarters. iRobot currently anticipates that its August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation. iRobot’s 2023 operating plan also incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023.
•Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully. As of July 1, 2023, the inventory balance was $170.6 million, or 85 days, a reduction of $114.7 million, from the end of fiscal 2022 and a reduction of $226.5 million from the same period last year. In 2023, the Company will continue to manage its inventory to a level that aligns with current run rates of the business.
Management estimates such actions, together with the proceeds from the Term Loan, will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements. While management estimates such actions and loan proceeds will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the Company’s products. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity.

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
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of July 1, 2023 and December 31, 2022, the Company had an allowance for credit losses of $2.7 million and $4.7 million, respectively.
Tariff Refunds
In March 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, which was subsequently extended until September 30, 2023, entitled the Company to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, the Company recognized a benefit of $11.7 million from tariff refunds as a reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. As of July 1, 2023, the Company had received $31.9 million of the tariff refund and the outstanding refund receivable of $0.2 million is recorded in other current assets on the consolidated balance sheet.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. During the three months ended July 1, 2023, the Company recorded impairment charges of $3.2 million related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statement of operations. At July 1, 2023 and December 31, 2022, the Company's equity securities without readily determinable fair values totaled $12.1 million and $15.1 million, respectively, and are included in other assets on the consolidated balance sheets.
Restructuring Charges
In August 2022, the Company initiated a restructuring of its operations designed to realign its cost structure with near-term revenue and cash flow generation, advance key strategy priorities, increase efficiencies and improve its profitability going forward. As a follow-on action to the Company’s August 2022 Restructuring Plan and in anticipation that market conditions remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 to further reduce its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022. During the three and six months ended July 1, 2023, the Company recorded restructuring charges of $0.6 million and $4.5 million for employee severance and benefit costs related to the February 2023 Restructuring Plan. As of July 1, 2023, the Company had outstanding restructuring liability related to these plans of approximately $0.7 million and expects the remaining balance to be substantially paid during the second half of 2023. These restructuring charges are recorded in the consolidated statement of operations.
During June 2023, as part of the Company's plan to reduce its global office footprint ("Facility Restructuring"), the Company executed two agreements to sublease portions of its headquarters. As a result of the execution of the sublease agreements, the Company determined that indicators of impairment existed related to the right-of-use asset and property and equipment associated with each subleased space. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment tests indicated that the fair value of each asset group was lower than its carrying value. The Company determined the fair value of each asset group using a discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the sublease term and a discount rate based on the weighted-average cost of capital. Based on the results of the Company's assessment, the Company recognized an impairment loss of $4.0 million, of which $3.0 million was allocated to the right-of-use assets and $1.0 million was allocated to property and equipment. This impairment loss is recorded under general and administrative expenses in the consolidated statement of operations.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(80,800)	$(43,421)	$(161,912)	$(73,827)
Weighted-average shares outstanding	27,619	27,161	27,543	27,106
Basic and diluted loss per share	$(2.93)	$(1.60)	$(5.88)	$(2.72)
Employee stock awards representing approximately 1.5 million and 1.3 million shares of Common Stock for the three months ended July 1, 2023 and July 2, 2022, and approximately 0.9 million and 1.0 million shares of Common Stock for the six months ended July 1, 2023 and July 2, 2022, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of July 1, 2023 and December 31, 2022 was $19.5 million and $23.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of July 1, 2023, the Company had reserves for product returns of $17.7 million and other credits and incentives of $70.6 million. As of December 31, 2022, the Company had reserves for product returns of $49.2 million and other credits and incentives of $106.5 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and six months ended July 1, 2023 and July 2, 2022, changes to these estimates related to performance obligations satisfied in prior periods were not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
United States	$130,958	$139,377	$202,944	$292,551
EMEA	50,879	55,922	97,560	121,583
Japan	42,579	38,929	75,473	89,450
Other	12,152	21,123	20,883	43,736
Total revenue	$236,568	$255,351	$396,860	$547,320
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	July 1, 2023	December 31, 2022
Accounts receivable, net	$68,701	$60,268
Unbilled receivables	4,210	6,569
Contract liabilities	20,623	24,140
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended July 1, 2023 and July 2, 2022, the Company recognized $3.8 million and $5.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended July 1, 2023 and July 2, 2022, the Company recognized $7.7 million and $7.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has three sublease agreements for space at its headquarters. At July 1, 2023, the Company's weighted average discount rate was 4.16%, while the weighted average remaining lease term was 6.33 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$1,753	$2,163	$3,467	$3,014
Variable lease cost	903	1,010	1,728	1,928
Sublease income	(280)	—	(324)	—
Right-of-use asset impairment	3,048	—	3,048	—
Net lease cost	$5,424	$3,173	$7,919	$4,942

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,269	$1,995	$4,277	$4,034
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$683	$—	$683	$—
Maturities of operating lease liabilities and sublease payments were as follows as of July 1, 2023 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2023	$3,040	$(576)	$2,464
2024	6,866	(1,123)	5,743
2025	6,086	(556)	5,530
2026	6,050	(572)	5,478
2027	5,905	(589)	5,316
Thereafter	13,048	(1,447)	11,601
Total minimum lease payments	$40,995	$(4,863)	$36,132
Less: imputed interest	5,134
Present value of future minimum lease payments	$35,861
Less: current portion of operating lease liabilities (Note 7)	$5,344
Long-term lease liabilities	$30,517

5. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of July 1, 2023
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$49,482	$—	$—
Derivative instruments (Note 9)	—	6,386	—
Total assets measured at fair value	$49,482	$6,386	$—

Liabilities:
Derivative instruments (Note 9)	$—	$8,789	$—
Total liabilities measured at fair value	$—	$8,789	$—

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2 (1)	Level 3
Assets:
Money market funds	$79,005	$—	$—
Derivative instruments (Note 9)	—	5,619	—
Total assets measured at fair value	$79,005	$5,619	$—

Liabilities:
Derivative instruments (Note 9)	$—	$13,793	$—
Total liabilities measured at fair value	$—	$13,793	$—
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
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended July 1, 2023, in connection with the long-lived assets impairment analysis, right-of-use assets and property and equipment were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the remaining right-of-use assets and property and equipment were $1.5 million and zero, respectively. The Company recognized impairment charges of $3.0 million and $1.0 million, respectively, related to right-of-use assets and property and equipment on its consolidated statement of operations. See Note 2 to the consolidated financial statements, Summary of Significant Accounting Policies, for additional information.
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. During the three months ended July 1, 2023, the Company recorded impairment charges of $3.2 million related to investments in non-marketable equity securities and is recorded in other expense, net on the consolidated statement of operations. See Note 2 to the consolidated financial statements, Summary of Significant Accounting Policies, for additional information.
6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the six months ended July 1, 2023 (in thousands):

	Goodwill	Intangible assets
Balance as of December 31, 2022	$167,724	$11,260
Amortization	—	(927)
Effect of foreign currency translation	3,149	88
Balance as of July 1, 2023	$170,873	$10,421

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	July 1, 2023	December 31, 2022
Accrued warranty	$23,935	$27,379
Accrued compensation and benefits	17,408	17,620
Accrued merger related liabilities	14,328	10,895
Accrued returns and sales incentives	13,287	1,312
Derivative liability	7,826	7,310
Current portion of operating lease liabilities	5,344	5,415
Accrued manufacturing and logistics cost	4,878	970
Accrued sales and other indirect taxes payable	4,339	7,683
Accrued bonus	3,729	4,538
Accrued income taxes	1,355	5,070
Accrued other	9,278	10,767
	$105,707	$98,959
8. Working Capital Facility
Credit Facility
As of July 1, 2023, the Company had a $100.0 million secured revolving line of credit which expires in September 2024. On January 17, 2023, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Amended and Restated Credit Agreement (as amended, the "Credit Facility") with Bank of America N.A., which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term SOFR Loans to 4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment requires the Company to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly, and replaced the requirement that the borrowing under the Credit Facility be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023 with a requirement that the borrowing under the Credit Facility be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Facility from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of its U.S. assets.
As of July 1, 2023, the Company had no outstanding borrowings under the revolving credit facility, with $100.0 million available for borrowing. As of July 1, 2023, the Company was in compliance with the covenants under the Credit Facility.
In conjunction with the Term Loan on July 24, 2023 (as described in Note 13 to the consolidated financial statements), the Company has terminated this Credit Facility.
9. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts have historically had a maturity of three years or less. During the first quarter of 2023, the Company terminated foreign currency forward contracts with a notional value of $151.7 million, resulting in a net cash payment of $2.5 million which was recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. At July 1, 2023 and December 31, 2022, the Company had outstanding cash flow hedges with a total notional value of $175.7 million and $362.9 million, respectively. The outstanding contracts have average maturities of 1.5 years or less.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At July 1, 2023 and December 31, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $180.6 million and $242.0 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	July 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,323	$4,288
Foreign currency forward contracts	Accrued expenses	2,871	3,249
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$2,492	$—
Foreign currency forward contracts	Other assets	571	1,331
Foreign currency forward contracts	Accrued expenses	4,955	4,061
Foreign currency forward contracts	Long-term liabilities	963	6,483

Gain associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gain recognized in income	Other expense, net	$2,077	$4,168	$1,266	$6,232

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency forward contracts	$3,797	$33,204	$1,974	$43,461
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$236,568	$255,351	$396,860	$547,320

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$3,280	$3,742	$8,683	$5,381
10. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Outstanding Purchase Orders
As of July 1, 2023, the Company had outstanding purchase orders aggregating approximately $314.1 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
business. Included in these outstanding purchase orders is $194.0 million related to inventory purchases at the Company's contract manufacturers, of which $69.9 million are not cancellable without penalty.
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers for the cost of the excess components purchased by its contract manufacturers. During the second quarter of 2023, the Company paid $3.0 million to its contract manufacturers for such liabilities and recorded as inventory components.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of July 1, 2023 and December 31, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$24,618	$30,239	$27,379	$32,019
Provision	4,883	4,000	8,360	10,036
Warranty usage	(5,566)	(7,425)	(11,804)	(15,241)
Balance at end of period	$23,935	$26,814	$23,935	$26,814
Merger Contingencies
On August 4, 2022, the Company entered into the Merger Agreement with Amazon.com, Inc., subject to the terms of which Amazon has agreed to acquire the Company. On July 24, 2023, the Company entered into the Merger Agreement Amendment which amends the Merger Agreement. The Merger is conditioned upon, among other things, the adoption of the Amended Merger Agreement by holders of a majority of the outstanding shares of Common Stock, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, and other customary closing conditions. On September 19, 2022, the Company and Amazon each received a request for additional information and documentary material (the "Second Request") from the Federal Trade Commission ("FTC") in connection with the FTC's review of the transactions contemplated by the Amended Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after the Company and Amazon have substantially complied with the Second Request. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act.
On April 18, 2023, Amazon notified the Merger to the UK Competition and Markets Authority (the "CMA"). On June 16, 2023, the CMA announced a decision to approve unconditionally the Merger. On June 1, 2023, Amazon notified the Merger to the European Commission. On July 6, 2023, the European Commission referred the Merger for an in-depth Phase 2 review which currently has a deadline of December 13, 2023.
At a special meeting of stockholders of the Company on October 17, 2022, stockholders approved the Merger; however, as noted above, a new vote of stockholders will be solicited as a result of the Merger Agreement Amendment. In connection with the transaction, the Company expects to incur professional fees and expenses of approximately $27.0 million that are contingent upon consummation of the Merger.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. During the three months ended July 1, 2023, the Company concluded that, based on its evaluation of available positive and negative evidence, it is no longer more likely than not that certain of its foreign net deferred tax assets are recoverable and recorded a valuation allowance of $0.6 million. A valuation allowance is a non-cash charge which does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
For the three months ended July 1, 2023, the Company recorded an income tax expense of $5.7 million. For the three months ended July 2, 2022, the Company recorded an income tax benefit of $22.7 million. The Company’s effective income tax rates were (7.6)% and 34.3% for the three months ended July 1, 2023 and July 2, 2022, respectively. The change in the effective income tax rate was primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets. In addition, the Company recorded an increase of $2.2 million in unrecognized tax benefits during the three months ended July 1, 2023.
The Company recorded an income tax expense of $4.5 million and a tax benefit of $32.3 million for the six months ended July 1, 2023 and July 2, 2022, respectively. The $4.5 million income tax expense for the six months ended July 1, 2023 resulted in an effective tax rate of (2.8)%. The $32.3 million income tax benefit for the six months ended July 2, 2022 resulted in an effective tax rate of 30.4%. The change in the effective income tax rate was primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets. In addition, the Company recorded an increase of $2.2 million in unrecognized tax benefits during the second quarter of fiscal 2023.
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
Significant Customers
For the three months ended July 1, 2023 and July 2, 2022, the Company generated 40.3% and 27.1%, respectively, of total revenue from one of its retailers. The increase in concentration is largely due to timing of certain orders and overall decrease in revenue from other customers.
For the six months ended July 1, 2023 and July 2, 2022, the Company generated 48.4% and 26.8%, respectively, of total revenue from one of its retailers. The increase in concentration is due to the decrease in revenue for the six months ended July 1, 2023.
13. Subsequent Events
Term Loan
On July 24, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs. The Term Loan matures on July 24, 2026.
The Term Loan bears interest at a rate per annum equal to, at the Company’s option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. Included in each of the aforementioned options is 2.5% of PIK interest which increases the principal of the Term Loan and can be paid quarterly or at the date of maturity. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions. In addition, in the event that the Company is paid a termination fee (or an amount in lieu of such termination fee) by Amazon pursuant to the Amended Merger Agreement, up to $35.0 million of such termination fee (or amount in lieu of such termination fee) will be used immediately to repay the Term Loan, and up to $40.0 million of such termination fee (or an amount in lieu of such termination fee) will, at the option of the Company, be used to either repay the Term Loan at the same time as the foregoing repayment or be set aside to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. In the event that the Merger does not occur and the termination fee is not paid to the Company, the Company may instead be required to deposit $25.0 million (plus any settlement amounts received in lieu of the termination fee in excess of $35.0 million received after such termination fee was not paid) in an alternative account which will, at the option of the Company, be used to either repay the Term Loan or be set aside to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory.
The obligations under the Term Loan are guaranteed by the Company and certain of its subsidiaries located in the United States and United Kingdom. The Company is also required to cause certain other subsidiaries to guarantee the obligations under the Term Loan on a post-closing basis. In addition, the obligations under the Term Loan are secured by a first priority lien on substantially all tangible and intangible property of the Company and the guarantors and pledges of the equity of certain subsidiaries, in each case subject to certain exceptions, limitations and exclusions from the collateral.
The Credit Agreement contains customary affirmative and negative covenants as well as customary events of default. In addition, the Credit Agreement contains a financial covenant that the Company will not permit its consolidated core assets (comprising cash, accounts receivable and inventory), tested on the last day of each fiscal month, to be less than $250.0 million which amount is subject to increase or decrease upon certain triggers related to the payment or non-payment of any termination fees under the Amended Merger Agreement (or fees in lieu of such termination fees) and the occurrence or non-occurrence of the Merger.
Merger Agreement
On August 4, 2022, the Company entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, prior to its amendment (as described herein), as a result of the Merger, each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by the Company, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) would have, at the Effective Time, automatically been cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes.
On July 24, 2023, the Company, Parent and Merger Sub entered into the Merger Agreement Amendment, which amends the Merger Agreement, which provides, among other things, that each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Amended Merger Agreement) will, at the Effective Time, automatically be cancelled and converted into the right to receive $51.75 in cash, without interest and subject to applicable withholding taxes. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Company has agreed to convene a Company stockholder meeting for the purpose of obtaining the affirmative vote of the holders of a majority of all outstanding shares of Common Stock to adopt the Amended Merger Agreement. The adjustment in the merger consideration from $61.00 to $51.75 is intended to reflect the incurrence of the Company's new Term Loan as described in this Note 13. If the Merger is consummated, the Company’s Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, the timing of and ability to recover tariff refund claims, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, efforts to mitigate supply chain challenges, liquidity and the impact of cost-control measures and the amount of restructuring charges and cost savings related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the period ended April 1, 2023 and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of July 1, 2023, we had 1,139 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS, an evolution of our Genius Home Intelligence platform. The software intelligence of iRobot OS powers our portfolio of connected robotic floor care products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our long-term vision of building out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. In September 2022, we introduced the Roomba Combo j7+, an advanced floor cleaning robot that can vacuum and mop, in the U.S., Japan and EMEA, along with thoughtful iRobot OS updates globally. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel. During the second quarter of 2023, our connected customers who have opted-in to our digital communications grew to 18.6 million, an increase of 18% from the second quarter of 2022.
Our total revenue for the six months ended July 1, 2023 was $396.9 million, declining 27.5% from revenue of $547.3 million for the six months ended July 2, 2022. Geographically, domestic revenue declined by $89.6 million, or 30.6%, and international revenue declined by $60.9 million, or 23.9%. Revenue during the first half of 2023 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. In response to the challenging market conditions since the third quarter of 2022, we initiated various cost reduction plans. In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of this August 2022 restructuring, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 restructuring of operations and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of our global workforce as of December 31, 2022. At July 1, 2023, we had 1,139 employees, a total reduction of 233 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. We currently anticipate that our August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation. Our 2023 operating plan also incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. Effective October 1, 2023, the Section 301 List 3 tariffs of 25% will again apply to our Roomba products imported from China into the U.S. Our 2023 operating plan includes limited tariff costs upon the reinstatement of the Section 301 List 3 tariffs as we have scaled production in Malaysia and expect limited exposure to these tariffs by having the majority of our U.S. volume produced in Malaysia beginning in the fourth quarter of 2023. During 2023, we continue to carefully manage our inventory to a level that aligns with current run rates of the business. As of July 1, 2023, our inventory balance was $170.6 million, a reduction of $114.7 million, from the end of fiscal 2022, and a reduction of $226.5 million from a year ago.
Term Loan
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs, which will be used to fund our ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 13 to our consolidated financial statements.
Merger Agreement
On August 4, 2022, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into us, with us surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, prior to its amendment (as described herein), as a result of the Merger, each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by us, Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by our stockholders who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) would have, at the Effective Time, automatically been cancelled and converted into the right to receive $61.00 in cash, without interest and subject to applicable withholding taxes.
On July 24, 2023, we, Parent and Merger Sub entered into the Merger Agreement Amendment, which amends the Merger Agreement and provides, among other things, that each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Amended Merger Agreement) will, at the Effective Time, automatically be cancelled and converted into the right to receive $51.75 in cash, without interest and subject to applicable withholding tax. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. We have agreed to convene a stockholder meeting for the purpose of obtaining the affirmative vote of the holders of a majority of all outstanding shares of Common Stock to adopt the Amended Merger Agreement. The adjustment in the merger consideration from $61.00 to $51.75 is intended to reflect the incurrence of our new Term Loan as defined and described in this Form 10-Q. If the Merger is consummated, our Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss, and operating margin. During the three months ended July 1, 2023 and July 2, 2022, we had gross profit of $53.5 million and $80.9 million, gross margin of 22.6% and 31.7%, operating loss of $(71.1) million and $(63.9) million, and operating margin of (30.0)% and (25.0)%, respectively. During the six months ended July 1, 2023 and July 2, 2022, we had gross profit of $90.1 million and $188.5 million, gross margin of 22.7% and 34.4%, operating loss of $(152.4) million and $(87.2) million, and operating margin of (38.4)% and (15.9)%, respectively. A summary of key metrics for the three and six months ended July 1, 2023, as compared to the three and six months ended July 2, 2022, is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$236,568	$255,351	$396,860	$547,320

Non-GAAP Gross Profit	$54,882	$82,888	$92,813	$183,476
Non-GAAP Gross Margin	23.2%	32.5%	23.4%	33.5%

Non-GAAP Operating Loss	$(50,485)	$(53,300)	$(112,709)	$(71,816)
Non-GAAP Operating Margin	(21.3)%	(20.9)%	(28.4)%	(13.1)%

Total robot units shipped (in thousands)	831	865	1,266	1,839
Average gross selling prices for robot units	$347	$331	$366	$332
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended			Six Months Ended
	July 1, 2023		July 2, 2022	July 1, 2023		July 2, 2022
	(in thousands, except per share amounts)
GAAP Gross Profit	$53,502		$80,945	$90,053		$188,460
Amortization of acquired intangible assets	290		875	572		1,696
Stock-based compensation	801		585	1,387		1,026
Tariff refunds	—		—	—		(11,727)
Net merger, acquisition and divestiture expense	289		—	610		—
Restructuring and other	—		483	191		4,021
Non-GAAP Gross Profit	$54,882		$82,888	$92,813		$183,476
GAAP Gross Margin	22.6%		31.7%	22.7%		34.4%
Non-GAAP Gross Margin	23.2%		32.5%	23.4%		33.5%

GAAP Operating Loss	$(71,056)		$(63,914)	$(152,353)		$(87,201)
Amortization of acquired intangible assets	467		1,400	927		2,731
Stock-based compensation	8,573		8,023	16,505		15,231
Tariff refunds	—		—	—		(11,727)
Net merger, acquisition and divestiture expense	7,253		171	14,037		280
IP litigation expense, net	—	*	435	91	*#	3,922
Restructuring and other	4,278		585	8,084		4,948
Non-GAAP Operating Loss	$(50,485)		$(53,300)	$(112,709)		$(71,816)
GAAP Operating Margin	(30.0)%		(25.0)%	(38.4)%		(15.9)%
Non-GAAP Operating Margin	(21.3)%		(20.9)%	(28.4)%		(13.1)%

GAAP Net Loss	$(80,800)		$(43,421)	$(161,912)		$(73,827)
Amortization of acquired intangible assets	467		1,400	927		2,731
Stock-based compensation	8,573		8,023	16,505		15,231
Tariff refunds	—		—	—		(11,727)
Net merger, acquisition and divestiture expense	7,253		171	14,037		280
IP litigation expense, net	—	*	435	91	*#	3,922
Restructuring and other	4,278		585	8,084		4,948
Loss on strategic investments	3,152		1,979	3,152		18,814
Income tax effect	17,744		21,350	33,992		12,165
Non-GAAP Net Loss	$(39,333)		$(9,478)	$(85,124)		$(27,463)

GAAP Net Loss Per Diluted Share	$(2.93)		$(1.60)	$(5.88)		$(2.72)
Dilutive effect of non-GAAP adjustments	1.51		1.25	2.79		1.71
Non-GAAP Net Loss Per Diluted Share	$(1.42)		$(0.35)	$(3.09)		$(1.01)

* Beginning in the three months ended July 1, 2023, we no longer exclude IP litigation expense, net from our non-GAAP performance measures.
# Reflects IP litigation expense, net recorded in the three months ended April 1, 2023.

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

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	77.3	68.0	77.2	65.3
Amortization of acquired intangible assets	0.1	0.3	0.1	0.3
Total cost of revenue	77.4	68.3	77.3	65.6
Gross profit	22.6	31.7	22.7	34.4
Operating expenses:
Research and development	16.0	16.4	20.1	15.4
Selling and marketing	23.4	29.8	25.3	25.0
General and administrative	13.1	10.3	15.6	9.7
Amortization of acquired intangible assets	0.1	0.2	0.1	0.2
Total operating expenses	52.6	56.7	61.1	50.3
Operating loss	(30.0)	(25.0)	(38.4)	(15.9)
Other expense, net	(1.7)	(0.9)	(1.3)	(3.5)
Loss before income taxes	(31.7)	(25.9)	(39.7)	(19.4)
Income tax expense (benefit)	2.5	(8.9)	1.1	(5.9)
Net loss	(34.2)%	(17.0)%	(40.8)%	(13.5)%

Comparison of Three and Six Months Ended July 1, 2023 and July 2, 2022
Revenue

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$236,568	$255,351	$(18,783)	(7.4)%	$396,860	$547,320	$(150,460)	(27.5)%
Revenue for the three months ended July 1, 2023 decreased $18.8 million to $236.6 million, or 7.4%, from $255.4 million for the three months ended July 2, 2022. Geographically, in the three months ended July 1, 2023, domestic revenue decreased $8.4 million, or 6.0%, and international revenue decreased $10.4 million, or 8.9%, which reflected a decrease of 9.0% in EMEA, partially offset by a 9.4% increase in Japan. The decrease in revenue during the second quarter of 2023 was primarily driven by increased competition in the market, requiring additional promotional activities and pricing adjustments. The decrease in revenue also reflected a decrease of 3.9% in total robots shipped, offset by a 4.8% increase in gross average selling price for the three months ended July 1, 2023, compared to the three months ended July 2, 2022.
Revenue for the six months ended July 1, 2023 decreased $150.5 million to $396.9 million, or 27.5%, from $547.3 million for the six months ended July 2, 2022. Geographically, in the six months ended July 1, 2023, domestic revenue decreased $89.6 million, or 30.6%, and international revenue decreased $60.9 million, or 23.9%, which reflected decreases of 19.8% in EMEA and 15.6% in Japan. The decrease in revenue also reflected a 31.2% decrease in total robots shipped, offset by a 10.2% increase in gross average selling price for the six months ended July 1, 2023, compared to the six months ended July 2, 2022. The decrease in revenue and robots shipped during the first half of 2023 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$182,776	$173,531	$9,245	5.3%	$306,235	$357,164	$(50,929)	(14.3)%
As a percentage of revenue	77.3%	68.0%			77.2%	65.3%
Cost of product revenue increased to $182.8 million in the three months ended July 1, 2023, compared to $173.5 million in the three months ended July 2, 2022. The increase was primarily driven by higher product costs related to increased sales mix of our premium tier robots and higher rework costs on our on-hand inventory to fulfill orders as we continue to focus on reducing excess inventory.
Cost of product revenue decreased to $306.2 million in the six months ended July 1, 2023, compared to $357.2 million in the six months ended July 2, 2022. The decrease in cost was primarily driven by the 27.5% decrease in revenue, offset by higher rework costs on our on-hand inventory to fulfill orders as we continue to focus on reducing inventory, additional charges related to our contract manufacturers including excess material, as well as the $11.7 million benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during the six months ended July 2, 2022.
Gross Profit

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$53,502	$80,945	$(27,443)	(33.9)%	$90,053	$188,460	$(98,407)	(52.2)%
Gross margin	22.6%	31.7%			22.7%	34.4%
Gross margin decreased to 22.6% in the three months ended July 1, 2023, compared to 31.7% in the three months ended July 2, 2022. Gross margin decreased 9.1 percentage points driven by continued increases in promotional and pricing activities, higher rework costs on our on-hand inventory to fulfill orders as we continue to focus on reducing inventory, as well as additional charges related to our contract manufacturers during the three months ended July 1, 2023. We expect gross margin to improve for the remainder of fiscal 2023 with higher leverage on our fixed costs and benefits from lower logistics costs as we were able to turn over a significant amount of inventory with higher landed costs that we purchased last year. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth.
Gross margin decreased to 22.7% in the six months ended July 1, 2023, compared to 34.4% in the six months ended July 2, 2022. Gross margin decreased 11.7 percentage points driven by continued increases in promotional and pricing activities, higher rework costs on our on-hand inventory to fulfill order as we continue to focus on reducing inventory, lower leverage on our fixed costs, and the $11.7 million recognized benefit from tariff refunds during first quarter of 2022. The decrease is partially offset by improved product costs and lower ocean freight costs, as well as reduced people-related costs as a result of the restructuring activities.
Research and Development

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$37,964	$41,937	$(3,973)	(9.5)%	$79,898	$84,466	$(4,568)	(5.4)%
As a percentage of revenue	16.0%	16.4%			20.1%	15.4%
Research and development expenses decreased $4.0 million, or 9.5%, to $38.0 million (16.0% of revenue) in the three months ended July 1, 2023 from $41.9 million (16.4% of revenue) in the three months ended July 2, 2022. This decrease was primarily due to a $3.5 million decrease in people-related costs associated with lower headcount, a $1.1 million decrease in short-term incentive compensation costs, as well as a $1.1 million decrease in program-related costs. The decrease was slightly offset by the increase of $1.2 million of retention bonuses associated with the pending Merger.
Research and development expenses decreased $4.6 million, or 5.4%, to $79.9 million (20.1% of revenue) in the six months ended July 1, 2023 from $84.5 million (15.4% of revenue) in the six months ended July 2, 2022. This decrease was primarily due to a $6.6 million decrease in people-related costs associated with lower headcount, and a $1.4 million decrease in program-related costs. The decrease was offset by an increase of $1.8 million of retention bonuses associated with the pending Merger and $0.7 million in severance-related costs associated with restructuring activities during the six months ended July 1, 2023.
Selling and Marketing

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$55,493	$76,017	$(20,524)	(27.0)%	$100,258	$137,082	$(36,824)	(26.9)%
As a percentage of revenue	23.4%	29.8%			25.3%	25.0%
Selling and marketing expenses decreased $20.5 million, or 27.0%, to $55.5 million (23.4% of revenue) in the three months ended July 1, 2023 from $76.0 million (29.8% of revenue) in the three months ended July 2, 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $13.8 million as well as a $5.7 million decrease in people-related costs associated with lower headcount.
Selling and marketing expenses decreased $36.8 million, or 26.9%, to $100.3 million (25.3% of revenue) in the six months ended July 1, 2023 from $137.1 million (25.0% of revenue) in the six months ended July 2, 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $25.8 million as well as a $9.6 million decrease in people-related costs associated with lower headcount.

General and Administrative

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$30,924	$26,380	$4,544	17.2%	$61,895	$53,078	$8,817	16.6%
As a percentage of revenue	13.1%	10.3%			15.6%	9.7%
General and administrative expenses increased $4.5 million, or 17.2%, to $30.9 million (13.1% of revenue) in the three months ended July 1, 2023, from $26.4 million (10.3% of revenue) in the three months ended July 2, 2022. This increase was primarily driven by a $5.0 million increase in merger-related costs, including retention bonuses and legal fees, associated with the pending Merger, and $4.4 million in restructuring charges associated with the Facility Restructuring as described in Note 2 to our consolidated financial statements. The increase was partially offset by a $1.9 million decrease related to the allowance for credit losses, a $1.5 million decrease in people-related costs associated with lower headcount, as well as a $0.8 million decrease in short-term incentive compensation costs during the three months ended July 1, 2023.
General and administrative expenses increased $8.8 million, or 16.6%, to $61.9 million (15.6% of revenue) in the six months ended July 1, 2023, from $53.1 million (9.7% of revenue) in the six months ended July 2, 2022. This increase was primarily driven by a $10.2 million increase in merger-related costs, including retention bonuses and legal fees, associated with the pending Merger, and $4.4 million in restructuring charges associated with the Facility Restructuring as described in Note 2 to our consolidated financial statements. The increase was partially offset by a $2.4 million decrease in intellectual property litigation costs, a $2.0 million decrease in people-related costs associated with lower headcount, as well as a $1.9 million decrease related to the allowance for credit losses during the six months ended July 1, 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$290	$875	$(585)	(66.9)%	$572	$1,696	$(1,124)	(66.3)%
Operating expense	177	525	(348)	(66.3)%	355	1,035	(680)	(65.7)%
Total amortization expense	$467	$1,400	$(933)	(66.6)%	$927	$2,731	$(1,804)	(66.1)%
As a percentage of revenue	0.2%	0.5%			0.2%	0.5%
The decrease in amortization of acquired intangible assets in the three and six months ended July 1, 2023 as compared to the three and six months ended July 2, 2022, was primarily related to acquired intangible assets impaired in the third quarter of 2022, resulting in lower amortization expense during the three and six months ended July 1, 2023.
Other Expense, Net

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other expense, net	$(4,027)	$(2,182)	$(1,845)	84.6%	$(5,104)	$(18,928)	$13,824	(73.0)%
As a percentage of revenue	(1.7)%	(0.9)%			(1.3)%	(3.5)%
Other expense, net during the three and six months ended July 1, 2023 and July 2, 2022 was primarily driven by losses on strategic investments. Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments. We expect interest expense to increase substantially beginning in the third quarter of 2023 as a result of entering into the Term Loan which includes interest that is payable on a quarterly basis as well as PIK interest which can be paid quarterly or at the date of maturity.

Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Dollar Change	Percent Change	July 1, 2023	July 2, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense (benefit)	$5,717	$(22,675)	$28,392	(125.2)%	$4,455	$(32,302)	$36,757	(113.8)%
Effective income tax rate	(7.6)%	34.3%			(2.8)%	30.4%
We recorded an income tax expense of $5.7 million and an income tax benefit of $22.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively. The income tax expense for the three months ended July 1, 2023 resulted in an effective income tax rate of (7.6)%. The $22.7 million income tax benefit for the three months ended July 2, 2022 resulted in an effective income tax rate of 34.3%. For the three months ended July 1, 2023, the effective income tax rate included the impact of valuation allowances against our U.S. and certain foreign net deferred tax assets. In addition, we recorded an increase of $2.2 million in unrecognized tax benefits during the three months ended July 1, 2023.
We recorded an income tax expense of $4.5 million and an income tax benefit of $32.3 million for the six months ended July 1, 2023 and July 2, 2022, respectively. The income tax expense for the six months ended July 1, 2023 resulted in an effective income tax rate of (2.8)%. The $32.3 million income tax benefit for the six months ended July 2, 2022 resulted in an effective income tax rate of 30.4%. For the six months ended July 1, 2023, the effective income tax rate included the impact of valuation allowances against our U.S. and certain foreign net deferred tax assets. In addition, we recorded an increase of $2.2 million in unrecognized tax benefits during the second quarter of fiscal 2023.
Liquidity and Capital Resources
At July 1, 2023, our cash and cash equivalents were $58.0 million and we had no outstanding borrowings under our $100.0 million secured revolving line of credit which expires in September 2024. Our working capital, which represents our total current assets less total current liabilities, was $91.6 million as of July 1, 2023, compared to $232.1 million as of December 31, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $16.2 million as of July 1, 2023. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of July 1, 2023.
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs, which will be used to fund its ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 13 to our consolidated financial statements. In conjunction with entering into the Term Loan, we terminated our existing $100.0 million secured revolving line of credit. We believe our existing cash balance, expected future operating cash flows and our Term Loan will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See more detailed discussion below.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. On July 24, 2023, we entered into the Merger Agreement Amendment which amends the Merger Agreement. Under the terms of the Merger Agreement Amendment, we, Amazon and Merger Sub have agreed to reduce the merger consideration to be paid by Amazon for each share of Common Stock in the Merger to $51.75 in cash per share, without interest, from $61.00 in cash per share, without interest. Under the terms of the Amended Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Amazon’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds; (iii) incurring additional debt above specified thresholds, (iv) issuing additional securities, or (v) repurchasing shares of our outstanding common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the six months ended July 1, 2023 and July 2, 2022, we spent $2.5 million and $4.9 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the six months ended July 1, 2023 was $58.1 million, of which the principal components were our net loss of $161.9 million, offset by the cash inflow of $70.4 million from change in working capital and non-cash charges of $33.4 million. The change in working capital was driven by net cash inflow of $109.9 million from inventory, partially offset by net cash outflow of $44.1 million in accounts payable and $6.1 million from accounts receivable. During 2023, we continue to carefully manage our inventory to a level that aligns with current run rates of the business. As of July 1, 2023, our inventory balance was $170.6 million, a reduction of $114.7 million, from the end of fiscal 2022.
Cash used in investing activities
Net cash used in investing activities for the six months ended July 1, 2023 was $2.7 million, primarily related to the purchase of machinery and tooling for new products.
Cash used in financing activities
Net cash used in financing activities for the six months ended July 1, 2023 was $1.8 million, primarily related to the payment of $1.8 million upon vesting of restricted stock where 42,155 shares were retained by us to cover employee tax withholdings.
Working Capital Facilities
Credit Facility
As of July 1, 2023, we had a $100.0 million secured revolving line of credit which expires in September 2024. On January 17, 2023, we entered into a Fourth Amendment to the Credit Facility with Bank of America N.A., which reduced the amount of the facility from $150.0 million to $100.0 million and increased the interest rate of (1) Term SOFR Loans to 4.50%, (2) Base Rate Loans to 3.50%, and (3) unused Commitments to 3.50%. In addition, the Fourth Amendment established a borrowing base for the revolving facility equal to the total of 80% of eligible receivables, 50% of eligible inventory, and upon the satisfaction of certain conditions, up to 30% of eligible in-transit inventory, all subject to any applicable reserves. Additionally, the Fourth Amendment requires us to maintain $25.0 million of cash in the U.S. at all times, which is tested monthly, and replaced the requirement that the borrowing under the Credit Facility be under $75.0 million (1) on December 30, 2022 and (2) for ten consecutive days during the first quarter in 2023 with a requirement that the borrowing under the Credit Facility be $25.0 million or less (1) on December 29, 2023 and (2) for thirty consecutive days between January 17, 2023 and September 17, 2024. The Fourth Amendment also extended the maturity date of the Credit Facility from June 30, 2023 to September 17, 2024, and continues to be secured by substantially all of our U.S. assets.
As of July 1, 2023, we had no outstanding borrowings under the revolving credit facility, with $100.0 million available for borrowing. As of July 1, 2023, we were in compliance with the covenants under the Credit Facility.
In conjunction with entering into the Term Loan on July 24, 2023, we terminated this Credit Facility.
Lines of Credit
As of July 1, 2023, we had an unsecured letter of credit facility with Bank of America, N.A., available to fund letters of credit up to an aggregate outstanding amount of $5.0 million. As of July 1, 2023, we had letters of credit outstanding of $0.4 million under our letter of credit facility and other lines of credit with Bank of America, N.A. In conjunction with entering into the Term Loan on July 24, 2023, we terminated this line of credit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of July 1, 2023, we had no outstanding balance under the guarantee line of credit.
Liquidity
We have a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for our products increased considerably. For the six months ended July 1, 2023, our revenue declined 27.5% from the six months ended July 2, 2022 due to lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. The lower revenue has resulted in operating losses of $152.4 million and operating cash outflows of $58.1 million for the six months ended July 1, 2023. As a result, our cash and cash equivalents have declined from $117.9 million as of December 31, 2022 to $58.0 million as of July 1, 2023. On July 24, 2023, we entered into a $200.0 million financing facility. Total proceeds from the Term Loan were approximately $188.0 million, net of debt issuance costs, which will be used to fund our ongoing operations.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course. We have already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of the August 2022 Restructuring Plan, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of our global workforce as of December 31, 2022. At July 1, 2023, we had 1,139 employees, a total reduction of 233 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. We currently anticipate that our August 2022 and February 2023 restructuring actions will deliver net cost savings of approximately $42.0 million in 2023, including actions associated with the facilities consolidation. In addition to the reduction in force, our 2023 operating plan incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023.
•Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully. As of July 1, 2023, the inventory balance was $170.6 million, or 85 days, a reduction of $114.7 million, from the end of fiscal 2022 and a reduction of $226.5 million from the same period last year. In 2023, we will continue to manage our inventory to a level that aligns with current run rates of the business.
We believe that such actions, together with the proceeds from the Term Loan, along with our existing cash balance, expected future operating cash flows and our Term Loan will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements. While we estimate such actions and loan proceeds will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the our products. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our principal commitments generally consist of obligations under our credit facility, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. The Term Loan matures on July 24, 2026. In addition to interest payable on a quarterly basis, the Term Loan includes PIK interest which increases the principal amount of the Term Loan and can be paid quarterly or at the date of maturity.

As of July 1, 2023, we had outstanding purchase orders aggregating approximately $314.1 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $194.0 million related to inventory purchases at our contract manufacturers, of which $69.9 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers. During the second quarter of 2023, we paid $3.0 million to our contract manufacturers for such liabilities and recorded as inventory components.
Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of 1.5 years or less. At July 1, 2023 and December 31, 2022, we had outstanding cash flow hedges with a total notional value of $175.7 million and $362.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At July 1, 2023 and December 31, 2022, we had outstanding economic hedges with a total notional value of $180.6 million and $242.0 million, respectively.
At July 1, 2023, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $22.7 million.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. See Note 10 to our consolidated financial statements for a description of certain of our legal proceedings.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the Risk Factors described in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, other than as set forth below:
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. On July 24, 2023, we entered into the Merger Agreement Amendment, which amends the Merger Agreement. Under the terms of the Merger Agreement Amendment, we, Amazon and Merger Sub have agreed to reduce the merger consideration to be paid by Amazon for each share of Common Stock in the Merger to $51.75 in cash per share, without interest, from $61.00 in cash per share, without interest. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Amended Merger Agreement by a majority of the holders of the outstanding shares of our Common Stock, (2) (i) the expiration or termination of the applicable waiting period under the HSR Act, or of any voluntary agreement with the Department of Justice Antitrust Division or the FTC not to consummate the Merger and (ii) the expiration, termination or obtainment of the applicable waiting period or clearances, as applicable, under certain specified foreign antitrust laws and foreign investment laws, (3) the absence of any law restraining, enjoining, rendering illegal or otherwise prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Amended Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Amended Merger Agreement, and (6) no Material Adverse Effect (as defined in the Amended Merger Agreement) being continuing as of the closing date.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•uncertainty or competitive forces in the marketplace, which could lead current and prospective customers, retailers and distributors to purchase products from others or reduce, delay or cancel purchasing from us; for example, in early November 2022, we were notified by one of our top five customers by revenue that it planned to cease purchasing our products effective immediately, which we believe is a direct result of the pending Merger. Following discussions with this customer, the customer plans to purchase our products through the end of 2023;
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
•the amount of the costs, fees, expenses and charges related to the Amended Merger Agreement and the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the Amended Merger Agreement by our stockholders;
•potential enforcement actions by the FTC, which could delay or prevent the Merger;
•on July 6, 2023, the European Commission initiated a Phase 2 investigation of the merger that currently has a deadline of December 13, 2023, which may be extended for a variety of reasons;
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals), or challenge of such regulatory approvals by a third party;
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
•the requirement that we pay a termination fee of $56.0 million if the Amended Merger Agreement is terminated in certain circumstances, including by us to enter into a superior proposal or by Amazon because the Board withdraws its recommendation in favor of the Merger;
•the potential inability of us to restore business with any customers, retailers, or distributors lost due to uncertainty or competitive forces in the marketplace relating to the pending Merger, including the loss of one of our top five customers by revenue in early November 2022, that is believed to have been caused by the pending Merger, as well as the potential negative impact of these forces on the ability of us to attract prospective customers, which could adversely impact our business, financial condition, and stock price in the event that the Merger is not completed;
•to the extent a termination fee is received by us under the Amended Merger Agreement, we may be required to pay all or a portion of the amount of such termination fee to its lenders under the Credit Agreement and, to the extent not paid to the lenders, may not be able to utilize such additional funds as and when needed due to additional restrictions with respect to such funds imposed by the Credit Agreement;
•to the extent a termination fee is not received by us under the Amended Merger Agreement and the Merger is not consummated, we may be required to reserve a portion of its cash in a controlled account in favor of the lenders under the Credit Agreement and may not be able to utilize such funds as and when needed due to additional restrictions with respect to such funds imposed by the Credit Agreement; and
•to the extent a termination fee is not received by us under the Amended Merger Agreement and the Merger is not consummated, the minimum core assets required to comply with our minimum core assets covenant under the Credit Agreement may temporarily or permanently increase and we may not be able to maintain compliance with such covenant.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Amended Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Amended Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Amended Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Amended Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Amazon’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.
Item 5. Other Information
(c) During the three months ended July 1, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

iROBOT CORPORATION

Date: August 8, 2023	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)