Form 10-Q
period 2023-09-30
IROBOT CORP
filed 2023-11-07
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 27, 2023 was 27,865,605.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$189,649	$117,949
Accounts receivable, net	73,457	66,025
Inventory	244,509	285,250
Other current assets	49,234	59,076
Total current assets	556,849	528,300
Property and equipment, net	44,942	60,909
Operating lease right-of-use assets	20,482	26,084
Deferred tax assets	10,536	16,248
Goodwill	167,630	167,724
Intangible assets, net	9,692	11,260
Other assets	21,347	24,918
Total assets	$831,478	$835,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$211,341	$184,016
Accrued expenses	103,101	98,959
Deferred revenue and customer advances	10,951	13,208
Total current liabilities	325,393	296,183
Term loan	204,411	—
Operating lease liabilities	28,981	33,247
Deferred tax liabilities	377	931
Other long-term liabilities	19,428	29,366
Total long-term liabilities	253,197	63,544
Total liabilities	578,590	359,727
Commitments and contingencies (Note 10)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,865 and 27,423 shares issued and outstanding, respectively	279	274
Additional paid-in capital	281,458	257,498
(Accumulated deficit) retained earnings	(41,702)	199,415
Accumulated other comprehensive income	12,853	18,529
Total stockholders’ equity	252,888	475,716
Total liabilities and stockholders’ equity	$831,478	$835,443
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$186,176	$278,191	$583,036	$825,511
Cost of revenue:
Cost of product revenue	137,871	200,947	444,106	558,111
Amortization of acquired intangible assets	292	837	864	2,533
Total cost of revenue	138,163	201,784	444,970	560,644
Gross profit	48,013	76,407	138,066	264,867
Operating expenses:
Research and development	37,239	41,425	117,137	125,893
Selling and marketing	41,744	60,273	142,002	197,355
General and administrative	28,350	31,508	90,245	84,585
Amortization of acquired intangible assets	174	11,568	529	12,603
Total operating expenses	107,507	144,774	349,913	420,436
Operating loss	(59,494)	(68,367)	(211,847)	(155,569)
Other expense, net	(19,113)	(979)	(24,217)	(19,906)
Loss before income taxes	(78,607)	(69,346)	(236,064)	(175,475)
Income tax expense	598	59,020	5,053	26,718
Net loss	$(79,205)	$(128,366)	$(241,117)	$(202,193)
Net loss per share:
Basic	$(2.86)	$(4.71)	$(8.73)	$(7.44)
Diluted	$(2.86)	$(4.71)	$(8.73)	$(7.44)
Number of shares used in per share calculations:
Basic	27,738	27,264	27,608	27,159
Diluted	27,738	27,264	27,608	27,159
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(79,205)	$(128,366)	$(241,117)	$(202,193)
Other comprehensive (income) loss, net of tax:
Net foreign currency translation adjustments	(3,014)	(6,047)	615	(17,422)
Net unrealized gains on cash flow hedges	5,105	18,278	7,077	50,865
Net gains on cash flow hedge reclassified into earnings	(5,568)	(7,151)	(14,249)	(11,201)
Change in fair value of term loan due to instrument-specific credit risk	881	—	881	—
Total comprehensive loss	$(81,801)	$(123,286)	$(246,793)	$(179,951)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at July 1, 2023	27,696	$277	$272,190	$37,503	$15,449	$325,419
Vesting of restricted stock units	172	2	(2)			—
Stock-based compensation			9,375			9,375
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(3)	—	(105)			(105)
Other comprehensive loss					(2,596)	(2,596)
Net loss				(79,205)		(79,205)
Balance at September 30, 2023	27,865	$279	$281,458	$(41,702)	$12,853	$252,888

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	479	5	(5)			—
Stock-based compensation			25,880			25,880
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(46)	—	(1,924)			(1,924)
Other comprehensive loss					(5,676)	(5,676)
Net loss				(241,117)		(241,117)
Balance at September 30, 2023	27,865	$279	$281,458	$(41,702)	$12,853	$252,888
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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net loss	$(241,117)	$(202,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,367	39,078
Loss on equity investment	3,910	18,828
Stock-based compensation	25,880	23,508
Change in fair value of term loan	5,292	—
Debt issuance costs expensed under fair value option	11,837	—
Deferred income taxes, net	4,115	13,090
Other	(8,618)	4,209
Changes in operating assets and liabilities — (use) source
Accounts receivable	(7,943)	23,767
Inventory	34,675	(85,447)
Other assets	12,544	31,268
Accounts payable	28,904	(24,054)
Accrued expenses and other liabilities	(4,483)	(54,649)
Net cash used in operating activities	(113,637)	(212,595)
Cash flows from investing activities:
Additions of property and equipment	(3,132)	(8,895)
Purchase of investments	(213)	(3,150)
Sales and maturities of investments	—	17,723
Net cash (used in) provided by investing activities	(3,345)	5,678
Cash flows from financing activities:
Proceeds from employee stock plans	9	3,274
Income tax withholding payment associated with restricted stock vesting	(1,924)	(1,775)
Proceeds from credit facility	—	90,000
Proceeds from term loan	200,000	—
Payment of debt issuance costs	(11,837)	—
Net cash provided by financing activities	186,248	91,499
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,193	3,549
Net increase (decrease) in cash, cash equivalents and restricted cash	73,459	(111,869)
Cash, cash equivalents and restricted cash, at beginning of period	117,949	201,457
Cash, cash equivalents and restricted cash, at end of period	$191,408	$89,588

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$189,649	$89,588
Restricted cash, non-current (included in other assets)	1,759	—
Cash, cash equivalents and restricted cash, at end of period	$191,408	$89,588
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of the Business
iRobot Corporation ("iRobot" or the "Company") designs, builds and sells robots and home innovations that make life better. The Company's portfolio of home robots and smart home devices features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. iRobot's durable and high-performing robots are designed using the close integration of software, electronics and hardware. The Company's revenue is primarily generated from product sales through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers and through value-added distributors and resellers worldwide.
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
On July 24, 2023, the Company, Parent and Merger Sub entered into an Amendment to Agreement and Plan of Merger (the "Merger Agreement Amendment"), which amends the Merger Agreement (as amended and supplemented by the Merger Agreement Amendment, the "Amended Merger Agreement"), which provides, among other things, that each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Amended Merger Agreement) will, at the Effective Time, automatically be cancelled and converted into the right to receive $51.75 in cash, without interest and subject to applicable withholding taxes. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Company held a special meeting of stockholders on October 12, 2023 and the Company's stockholders voted to approve and adopt the Amended Merger Agreement. The adjustment in the merger consideration from $61.00 to $51.75 is intended to reflect the incurrence of the Term Loan as described in Note 8 to the consolidated financial statements. If the Merger is consummated, the Company's Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company has a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for iRobot's products increased considerably. For the nine months ended September 30, 2023, the Company's revenue declined 29.4% from the nine months ended October 1, 2022 due to lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. The lower revenue has resulted in operating losses of $211.8 million and operating cash outflows of $113.6 million for the nine months ended September 30, 2023. On July 24, 2023, the Company entered into a $200.0 million Term Loan. Total proceeds from the Term Loan were $188.2 million, net of debt issuance costs, which will be used to fund the Company's ongoing operations. As a result, the Company ended the third quarter of 2023 with cash and cash equivalents of $189.6 million compared to $117.9 million as of December 31, 2022.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Management's assessment included the preparation of cash flow forecasts taking into account actions already implemented. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course. Management has already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, the Company initiated a restructuring of its operations designed to better realign its cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve its profitability going forward (the "August 2022 Restructuring Plan"). As part of the August 2022 Restructuring Plan, the Company reduced its workforce and terminated approximately 100 employees, which represented 8% of its workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to the Company's August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 and reduced its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022 (the "February 2023 Restructuring Plan"). At September 30, 2023, the Company had 1,126 employees, a total reduction of 246 employees since the end of fiscal 2021. In addition to the reduction of its headcount, the Company signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of its headquarters. iRobot's 2023 operating plan also incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. These actions contributed to a total reduction of $70.5 million in operating expenses for the nine months ended September 30, 2023 as compared to the same period last year.
•Inventory has consumed a significant amount of cash, and the Company continues to manage its inventory level carefully. As of September 30, 2023, the inventory balance was $244.5 million, or 161 days, a reduction of $40.7 million from the end of fiscal 2022, and a reduction of $174.6 million from the same period last year. The Company will continue to manage its inventory to a level that aligns with current run rates and seasonality of the business.
Management estimates such actions, together with the proceeds from the Term Loan, will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements. While management estimates such actions and loan proceeds will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the Company's products. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including performance obligations, standalone selling price, variable consideration and other obligations such as sales incentives and product returns; allowance for credit losses; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; valuation of debt; product warranties; inventory excess and obsolescence; loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company's restricted cash balance, included in other assets on the consolidated balance sheet, is used as collateral for the Company's credit card program and to secure the outstanding letters of credit after the Prior Credit Facility was terminated in July 2023 (as described in Note 8 to the consolidated financial statements).
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of September 30, 2023 and December 31, 2022, the Company had an allowance for credit losses of $2.7 million and $4.7 million, respectively.
Tariff Refunds
In March 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion, which was subsequently extended until September 30, 2023, and then further extended until December 31, 2023, entitled the Company to a refund of approximately $32.0 million in tariffs paid. During the first quarter of 2022, the Company recognized a benefit of $11.7 million from tariff refunds as a reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. As of September 30, 2023, the Company had received $31.9 million of the tariff refund and the outstanding refund receivable of $0.1 million is recorded in other current assets on the consolidated balance sheet.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $0.8 million and $3.9 million, respectively, related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At September 30, 2023 and December 31, 2022, the Company's equity securities without readily determinable fair values totaled $11.4 million and $15.1 million, respectively, and are included in other assets on the consolidated balance sheets.
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
During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $0.1 million and $3.6 million, respectively, for employee severance and benefit costs. As of September 30, 2023, the Company had outstanding restructuring liability of approximately $0.7 million and expects the remaining balance to be substantially paid during the fourth quarter of 2023. These restructuring charges are recorded in the consolidated statement of operations.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(79,205)	$(128,366)	$(241,117)	$(202,193)
Weighted-average shares outstanding	27,738	27,264	27,608	27,159
Basic and diluted loss per share	$(2.86)	$(4.71)	$(8.73)	$(7.44)
Employee stock awards representing approximately 0.8 million and 0.9 million shares of Common Stock for the three months ended September 30, 2023 and October 1, 2022, respectively, and approximately 0.9 million shares of Common Stock for each of the nine months ended September 30, 2023 and October 1, 2022, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Frequently, the Company's contracts with customers contain multiple promised goods or services. Such contracts may include any of the following, the consumer robot, downloadable app, cloud services, accessories on demand, potential future unspecified software upgrades, premium customer care and extended warranties. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The Company's consumer robots are highly dependent on, and interrelated with, the embedded software and cannot function without the software. As such, the consumer robots are accounted for as a single performance obligation. The Company has determined that the app, cloud services and potential future unspecified software upgrades represent one performance obligation to the customer to enhance the functionality and interaction with the robot (referred to collectively as "Cloud Services"). Other services and support are considered distinct and therefore are treated as separate performance obligations.
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2023 and December 31, 2022 was $17.9 million and $23.2 million, respectively.
The Company's products generally carry a one-year or two-year limited warranty that promises customers that delivered products are as specified. The Company does not consider these assurance-type warranties as a separate performance obligation and therefore, the Company accounts for such warranties under Accounting Standards Codification ("ASC") 460, "Guarantees." For contracts with the right to upgrade to a new product after a specified period of time, the Company accounts for this trade-in right as a guarantee obligation under ASC 460. The total transaction price is reduced by the full amount of the trade-in right's fair value and the remaining transaction price is allocated between the performance obligations within the contract.
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of September 30, 2023, the Company had reserves for product returns of $22.2 million and other credits and incentives of $54.8 million. As of December 31, 2022, the Company had reserves for product returns of $49.2 million and other credits and incentives of $106.5 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and nine months ended September 30, 2023 and October 1, 2022, changes to these estimates related to performance obligations satisfied in prior periods were not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$85,781	$147,075	$288,725	$439,626
EMEA	51,861	52,454	149,421	174,037
Japan	34,713	53,187	110,186	142,637
Other	13,821	25,475	34,704	69,211
Total revenue	$186,176	$278,191	$583,036	$825,511
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$70,795	$60,268
Unbilled receivables	3,264	6,569
Contract liabilities	18,328	24,140
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended September 30, 2023 and October 1, 2022, the Company recognized $4.5 million and $5.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended September 30, 2023 and October 1, 2022, the Company recognized $11.3 million and $10.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has three sublease agreements for space at its headquarters. At September 30, 2023, the Company's weighted average discount rate was 4.17%, while the weighted average remaining lease term was 6.18 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$1,359	$1,761	$4,827	$4,775
Variable lease cost	646	861	2,374	2,789
Sublease income	(495)	—	(819)	—
Right-of-use asset impairment	—	—	3,048	—
Net lease cost	$1,510	$2,622	$9,430	$7,564

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,815	$1,995	$6,092	$6,028
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$683	$—
Maturities of operating lease liabilities and sublease payments were as follows as of September 30, 2023 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2023	$1,073	$(279)	$794
2024	6,817	(1,123)	5,694
2025	6,059	(556)	5,503
2026	6,026	(572)	5,454
2027	5,884	(589)	5,295
Thereafter	13,048	(1,447)	11,601
Total minimum lease payments	$38,907	$(4,566)	$34,341
Less: imputed interest	4,844
Present value of future minimum lease payments	$34,063
Less: current portion of operating lease liabilities (Note 7)	$5,082
Long-term lease liabilities	$28,981

5. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$180,428	$—	$—
Restricted cash, non-current (Note 2)	1,759	—	—
Derivative instruments (Note 9)	—	9,004	—
Total assets measured at fair value	$182,187	$9,004	$—

Liabilities:
Term loan (unpaid principal of $200,000) (Note 8)	$—	$—	$204,411
Derivative instruments (Note 9)	—	4,892	—
Total liabilities measured at fair value	$—	$4,892	$204,411

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2 (1)	Level 3 (2)
Assets:
Money market funds	$79,005	$—	$—
Derivative instruments (Note 9)	—	5,619	—
Total assets measured at fair value	$79,005	$5,619	$—

Liabilities:
Derivative instruments (Note 9)	$—	$13,793	$—
Total liabilities measured at fair value	$—	$13,793	$—
(1)Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(2)Level 3 fair value estimates are based on inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
The following table provides a summary of changes in fair value of our Level 3 instrument for the nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	$—
Term loan (Note 8)	200,000
Change in fair value	4,411
Balance at September 30, 2023	$204,411
As discussed further in Note 8 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of September 30, 2023 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Estimates of the fair value are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the second quarter of 2023, in connection with the long-lived assets impairment analysis, right-of-use assets and property and equipment were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the remaining right-of-use assets and property and equipment were $1.5 million and zero, respectively. The Company recognized impairment charges of $3.0 million and $1.0 million, respectively, related to right-of-use assets and property and equipment on its consolidated statement of operations.
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $0.8 million and $3.9 million, respectively, related to investments in non-marketable equity securities and is recorded in other expense, net on the consolidated statement of operations. See Note 2 to the consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2023 (in thousands):

	Goodwill	Intangible assets
Balance as of December 31, 2022	$167,724	$11,260
Amortization	—	(1,393)
Effect of foreign currency translation	(94)	(175)
Balance as of September 30, 2023	$167,630	$9,692
7. Accrued Expenses
Accrued expenses consisted of the following at (in thousands):

	September 30, 2023	December 31, 2022
Accrued warranty	$22,320	$27,379
Accrued compensation and benefits	18,720	22,158
Accrued merger related liabilities	15,290	10,895
Accrued returns and sales incentives	12,544	1,312
Accrued manufacturing and logistics cost	6,485	970
Current portion of operating lease liabilities	5,082	5,415
Accrued taxes payable	4,528	12,753
Accrued interest	4,526	—
Derivative liability	4,506	7,310
Accrued other	9,100	10,767
	$103,101	$98,959
8. Debt
Term Loan
On July 24, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). During the three months ended September 30, 2023, the Company received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. The Term Loan matures on July 24, 2026.
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. Included in each of the aforementioned options is 2.5% of PIK interest which increases the principal of the Term Loan and can be paid quarterly or at the date of maturity. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Credit Agreement contains customary affirmative covenants, including financial statement reporting requirements and delivery of compliance certificates. The Credit Agreement also contains customary negative covenants that limit the Company's and its subsidiaries' ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on its capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. In addition, the Credit Agreement contains a financial covenant that the Company will not permit its consolidated core assets (comprising cash, accounts receivable and inventory), measured on the last day of each fiscal month, to be less than $250.0 million which amount is subject to increase or decrease upon certain triggers related to the payment or non-payment of any termination fees under the Amended Merger Agreement (or fees in lieu of such termination fees) and the occurrence or non-occurrence of the Merger. As of September 30, 2023, the Company was in compliance with the covenants under the Term Loan.
The Credit Agreement also contains customary events of default (subject to certain exceptions, thresholds and grace periods), such as the failure to pay obligations when due, breach of certain covenants, including the financial covenant, cross-default or cross-acceleration of certain indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events involving the Company. The occurrence of an event of default may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans or letters of credit under the Term Loan.
Upon issuance, the Company elected to account for the Term Loan under the fair value option. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Term Loan at fair value in its entirety versus bifurcation of the embedded features. The fair value of the Term Loan was determined using a discounted cash flow model which represents Level 3 measurements. The significant assumptions used in the discounted cash flow model include the amount and timing of future cash flows, expected interest rate volatility and the discount rate.
Under the fair value election, debt issuance costs are expensed as incurred, and debt liability is subsequently valued at fair market value, including PIK interest, during each reporting period until its settlement. During the three months ended September 30, 2023, the Company incurred debt issuance costs of $11.8 million, which are reflected in other expense, net, in the consolidated statement of operations.
The Company's outstanding debt as of September 30, 2023 was as follows (in thousands):

	Classification	September 30, 2023
Term Loan at fair value at issuance		$200,000
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive income (loss)	(881)
Remaining changes in fair value	Other expense, net	5,292
Term Loan at fair value as of September 30, 2023		$204,411
As of September 30, 2023, the Company recorded $4.5 million of interest expense in other expense, net on the consolidated statement of operations related to the quarterly cash interest, which is included in accrued expenses on the consolidated balance sheet.
Credit Facility
In conjunction with the Term Loan on July 24, 2023, the Company terminated its prior $100.0 million secured revolving line of credit which would otherwise have expired in September 2024 (the "Prior Credit Facility").
9. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts have historically had a maturity of three years or less. During the first quarter of 2023, the Company terminated foreign currency forward contracts with a notional value of $151.7 million, resulting in a net cash payment of $2.5 million which was recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. At September 30, 2023 and December 31, 2022, the Company had outstanding cash flow hedges with a total notional value of $140.1 million and $362.9 million, respectively. The outstanding contracts have average maturities of 1.5 years or less.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. At September 30, 2023 and December 31, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $178.4 million and $242.0 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,054	$4,288
Foreign currency forward contracts	Accrued expenses	3,658	3,249
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$3,950	$—
Foreign currency forward contracts	Other assets	—	1,331
Foreign currency forward contracts	Accrued expenses	848	4,061
Foreign currency forward contracts	Long-term liabilities	386	6,483

Gain associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gain recognized in income	Other expense, net	$2,151	$1,475	$3,418	$7,707

The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency forward contracts	$5,105	$24,219	$7,077	$67,680
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$186,176	$278,191	$583,036	$825,511

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$5,568	$9,503	$14,249	$14,885
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Outstanding Purchase Orders
As of September 30, 2023, the Company had outstanding purchase orders aggregating approximately $205.5 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $102.5 million related to inventory purchases at the Company's contract manufacturers, of which $45.1 million are not cancellable without penalty.
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers for the cost of the excess components purchased by its contract manufacturers. During the three months ended September 30, 2023, the Company paid $4.9 million to its contract manufacturers for such liabilities and recorded as inventory components.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$23,935	$26,814	$27,379	$32,019
Provision	2,869	4,035	11,229	14,071
Warranty usage	(4,484)	(5,029)	(16,288)	(20,270)
Balance at end of period	$22,320	$25,820	$22,320	$25,820
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
On April 18, 2023, Amazon notified the Merger to the UK Competition and Markets Authority (the "CMA"). On June 16, 2023, the CMA announced a decision to approve unconditionally the Merger. On June 1, 2023, Amazon notified the Merger to the European Commission. On July 6, 2023, the European Commission referred the Merger for an in-depth Phase 2 review. The Phase 2 deadline was extended on July 18, 2023 by 20 working days under Article 10(3) of Council Regulation (EC) No 139/2004. The Phase 2 deadline was suspended on August 29, 2023, and restarted on October 20, 2023. The revised Phase 2 deadline is February 14, 2024.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
At a special meeting of stockholders of the Company on October 12, 2023, the stockholders voted to approve and adopt the Amended Merger Agreement. In connection with the transaction, the Company expects to incur professional fees and expenses of approximately $27.0 million that are contingent upon consummation of the Merger.
11. Income Taxes
The Company's interim provision for income taxes is determined using an estimate of the annual effective tax rate. The Company records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. The Company also records the tax effects of certain discrete items, including tax effects of changes in a valuation allowance, during the interim period in which they occur.
In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. The Company established a full valuation allowance against its net U.S. federal and state deferred tax assets and recorded a discrete charge of $57.5 million in the third quarter of fiscal 2022. During the second quarter of fiscal 2023, the Company established a full valuation allowance for certain of its foreign net deferred tax assets and recorded a charge of $0.6 million. A valuation allowance is a non-cash charge which does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
For the three months ended September 30, 2023 and October 1, 2022, the Company recorded an income tax expense of $0.6 million and $59.0 million, respectively. The Company’s effective income tax rates were (0.8)% and (85.1)% for the three months ended September 30, 2023 and October 1, 2022, respectively. The change in the effective income tax rate was primarily driven by the impact of the valuation allowance established against the Company's U.S. net deferred tax assets during the third quarter of fiscal 2022.
The Company recorded an income tax expense of $5.1 million and $26.7 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. The Company's effective income tax rates were (2.1)% and (15.2)% for the nine months ended September 30, 2023 and October 1, 2022, respectively. The change in the effective income tax rate was primarily driven by the impact of the valuation allowance established against the Company's U.S. net deferred tax assets last year.
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
Significant Customers
For the three months ended September 30, 2023 and October 1, 2022, the Company generated 22.4% and 25.0%, respectively, of total revenue from one of its retailers.
For the nine months ended September 30, 2023 and October 1, 2022, the Company generated 26.8% and 26.2%, respectively, of total revenue from one of its retailers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Amazon, expectations regarding the timing of the Merger, new product sales, product development and offerings, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, efforts to mitigate supply chain challenges, liquidity and the impact of cost-control measures and cost savings related to such activities, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023 and July 1, 2023, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
As of September 30, 2023, we had 1,126 full-time employees. Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold nearly 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS. The software intelligence of iRobot OS powers our portfolio of connected robotic floor care products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will support our long-term vision of building out a larger ecosystem that encompasses a broader range of adjacent robotic and smart home categories. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories.
To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. Customer demand for more 2-in-1 robotic cleaners from iRobot continues to grow. In September 2023, we introduced the Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+, our most powerful and intelligent robot. We also introduced thoughtful iRobot OS features Dirt Detective and SmartScrub, our latest cleaning automation features. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel. During the third quarter of 2023, our connected customers who have opted-in to our digital communications grew to 19.3 million, an increase of 18% from the third quarter of 2022.
Our total revenue for the nine months ended September 30, 2023 was $583.0 million, declining 29.4% from revenue of $825.5 million for the nine months ended October 1, 2022. Geographically, domestic revenue declined by $150.9 million, or 34.3%, and international revenue declined by $91.6 million, or 23.7%. The decrease in revenue was primarily driven by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. Our third quarter 2023 revenue performance was also negatively impacted by product availability of our new products which shifted some orders from the third quarter of 2023 into the fourth quarter of 2023. In response to the challenging market conditions since the third quarter of 2022, we initiated various cost reduction plans. In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of this August 2022 restructuring, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 restructuring of operations and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of our global workforce as of December 31, 2022. At September 30, 2023, we had 1,126 employees, a total reduction of 246 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. Our 2023 operating plan also incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. These actions contributed to a total reduction of $70.5 million in operating expenses for the nine months ended September 30, 2023 as compared to the same period last year. During 2023, we continue to carefully manage our inventory to a level that aligns with current run rates and seasonality of the business. As of September 30, 2023, our inventory balance was $244.5 million, a reduction of $40.7 million, from the end of fiscal 2022, and a reduction of $174.6 million from a year ago. During the third quarter of 2023, the temporary exclusion from Section 301 List 3 tariffs was further extended until December 31, 2023. The 25% will again apply to our Roomba products imported from China into the U.S. beginning on January 1, 2024, unless a further exclusion is granted.
Term Loan
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were $188.2 million, net of $11.8 million of debt issuance costs, which will be used to fund our ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 8 to our consolidated financial statements.
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
On July 24, 2023, we, Parent and Merger Sub entered into the Merger Agreement Amendment, which amends the Merger Agreement and provides, among other things, that each share of Common Stock, outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Amended Merger Agreement) will, at the Effective Time, automatically be cancelled and converted into the right to receive $51.75 in cash, without interest and subject to applicable withholding tax. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. We held a special meeting of stockholders on October 12, 2023 and the stockholders voted to approve and adopt the Amended Merger Agreement. The adjustment in the merger consideration from $61.00 to $51.75 is intended to reflect the incurrence of the Term Loan as defined and described in this Form 10-Q. If the Merger is consummated, our Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss, and operating margin. During the three months ended September 30, 2023 and October 1, 2022, we had gross profit of $48.0 million and $76.4 million, gross margin of 25.8% and 27.5%, operating loss of $(59.5) million and $(68.4) million, and operating margin of (32.0)% and (24.6)%, respectively. During the nine months ended September 30, 2023 and October 1, 2022, we had gross profit of $138.1 million and $264.9 million, gross margin of 23.7% and 32.1%, operating loss of $(211.8) million and $(155.6) million, and operating margin of (36.3)% and (18.8)%, respectively. A summary of key metrics for the three and nine months ended September 30, 2023, as compared to the three and nine months ended October 1, 2022, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$186,176	$278,191	$583,036	$825,511

Non-GAAP Gross Profit	$49,414	$78,322	$142,228	$261,798
Non-GAAP Gross Margin	26.5%	28.2%	24.4%	31.7%

Non-GAAP Operating Loss	$(40,649)	$(34,520)	$(153,358)	$(106,337)
Non-GAAP Operating Margin	(21.8)%	(12.4)%	(26.3)%	(12.9)%

Total robot units shipped (in thousands)	627	1,006	1,895	2,845
Average gross selling prices for robot units	$331	$314	$354	$325
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
Tariff Refunds: Our exclusion from Section 301 List 3 tariffs was reinstated in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion, which was subsequently extended until September 30, 2023, and then further extended until December 31, 2023, entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
IP Litigation Expense, Net: IP litigation expense, net relates to legal costs incurred to litigate patent, trademark, copyright and false advertising matters against SharkNinja. Any settlement payment or proceeds resulting from these infringements are included or netted against the costs.
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
Debt issuance costs: Debt issuance costs include various incremental fees and commissions paid to third parties in connection with the issuance of debt.
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We regularly assess the need to record valuation allowances based on non-GAAP profitability and other factors. We also exclude certain tax items, including the impact from stock-based compensation windfalls/shortfalls, that are not reflective of income tax expense incurred as a result of current period earnings. During the three months ended September 30, 2023, we concluded that, based on the introduction of negative evidence associated with increased expenses expected from the Term Loan issued during the quarter, it is no longer more likely than not that the net deferred tax assets are recoverable on a non-GAAP basis. Accordingly, we recorded a valuation allowance of $41.7 million as a non-GAAP adjustment during the three months ended September 30, 2023.
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023		October 1, 2022
	(in thousands, except per share amounts)
GAAP Gross Profit	$48,013	$76,407	$138,066		$264,867
Amortization of acquired intangible assets	292	837	864		2,533
Stock-based compensation	838	548	2,226		1,574
Tariff refunds	—	—	—		(11,727)
Net merger, acquisition and divestiture expense	288	—	898		—
Restructuring and other	(17)	530	174		4,551
Non-GAAP Gross Profit	$49,414	$78,322	$142,228		$261,798
GAAP Gross Margin	25.8%	27.5%	23.7%		32.1%
Non-GAAP Gross Margin	26.5%	28.2%	24.4%		31.7%

GAAP Operating Loss	$(59,494)	$(68,367)	$(211,847)		$(155,569)
Amortization of acquired intangible assets	466	12,405	1,393		15,136
Stock-based compensation	9,375	8,277	25,880		23,508
Tariff refunds	—	—	—		(11,727)
Net merger, acquisition and divestiture expense	8,852	7,837	22,889		8,117
IP litigation expense, net*	—	312	91	#	4,234
Restructuring and other	152	5,016	8,236		9,964
Non-GAAP Operating Loss	$(40,649)	$(34,520)	$(153,358)		$(106,337)
GAAP Operating Margin	(32.0)%	(24.6)%	(36.3)%		(18.8)%
Non-GAAP Operating Margin	(21.8)%	(12.4)%	(26.3)%		(12.9)%

GAAP Net Loss	$(79,205)	$(128,366)	$(241,117)		$(202,193)
Amortization of acquired intangible assets	466	12,405	1,393		15,136
Stock-based compensation	9,375	8,277	25,880		23,508
Tariff refunds	—	—	—		(11,727)
Net merger, acquisition and divestiture expense	8,852	7,837	22,889		8,117
IP litigation expense, net*	—	312	91	#	4,234
Restructuring and other	152	5,016	8,236		9,964
Loss on strategic investments	758	14	3,910		18,828
Debt issuance costs	11,837	—	11,837		—
Income tax effect	(30,407)	45,961	3,585		58,126
Non-GAAP Net Loss	$(78,172)	$(48,544)	$(163,296)		$(76,007)

GAAP Net Loss Per Diluted Share	$(2.86)	$(4.71)	$(8.73)		$(7.44)
Dilutive effect of non-GAAP adjustments	0.04	2.93	2.82		4.64
Non-GAAP Net Loss Per Diluted Share	$(2.82)	$(1.78)	$(5.91)		$(2.80)

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
During the three months ended September 30, 2023, we elected to account for the Term Loan under ASC 825 "Financial Instruments" using the fair value option. In valuing the Term Loan, we utilized the valuation from an independent third-party specialist, which uses a discounted cash flow valuation model. Estimates of the fair value are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	74.0	72.2	76.2	67.6
Amortization of acquired intangible assets	0.2	0.3	0.1	0.3
Total cost of revenue	74.2	72.5	76.3	67.9
Gross profit	25.8	27.5	23.7	32.1
Operating expenses:
Research and development	20.0	14.9	20.1	15.3
Selling and marketing	22.5	21.7	24.4	23.9
General and administrative	15.2	11.3	15.4	10.2
Amortization of acquired intangible assets	0.1	4.2	0.1	1.5
Total operating expenses	57.8	52.1	60.0	50.9
Operating loss	(32.0)	(24.6)	(36.3)	(18.8)
Other expense, net	(10.2)	(0.3)	(4.2)	(2.5)
Loss before income taxes	(42.2)	(24.9)	(40.5)	(21.3)
Income tax expense	0.3	21.2	0.9	3.2
Net loss	(42.5)%	(46.1)%	(41.4)%	(24.5)%

Comparison of Three and Nine Months Ended September 30, 2023 and October 1, 2022
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$186,176	$278,191	$(92,015)	(33.1)%	$583,036	$825,511	$(242,475)	(29.4)%
Revenue for the three months ended September 30, 2023 decreased $92.0 million to $186.2 million, or 33.1%, from $278.2 million for the three months ended October 1, 2022. Geographically, in the three months ended September 30, 2023, domestic revenue decreased $61.3 million, or 41.7%, and international revenue decreased $30.7 million, or 23.4%, which reflected decreases of 34.7% in Japan and 1.1% in EMEA. The decrease in revenue during the third quarter of 2023 was primarily driven by continuing increased competition in the market, requiring additional promotional activities and pricing adjustments. In addition, our revenue performance was negatively impacted by product availability of our new products, which shifted some orders from the third quarter of 2023 into the fourth quarter of 2023.The decrease in revenue also reflected a decrease of 37.7% in total robots shipped, offset by a 5.4% increase in gross average selling price for the three months ended September 30, 2023, compared to the three months ended October 1, 2022.
Revenue for the nine months ended September 30, 2023 decreased $242.5 million to $583.0 million, or 29.4%, from $825.5 million for the nine months ended October 1, 2022. Geographically, in the nine months ended September 30, 2023, domestic revenue decreased $150.9 million, or 34.3%, and international revenue decreased $91.6 million, or 23.7%, which reflected decreases of 22.8% in Japan and 14.1% in EMEA. The decrease in revenue also reflected a 33.4% decrease in total robots shipped, offset by a 8.9% increase in gross average selling price for the nine months ended September 30, 2023, compared to the nine months ended October 1, 2022. The decrease in revenue and robots shipped during the nine months ended September 30, 2023 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. Our revenue performance was also negatively impacted by product availability of our new products, which shifted some orders from the third quarter of 2023 into the fourth quarter of 2023.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$137,871	$200,947	$(63,076)	(31.4)%	$444,106	$558,111	$(114,005)	(20.4)%
As a percentage of revenue	74.0%	72.2%			76.2%	67.6%
Cost of product revenue decreased to $137.9 million in the three months ended September 30, 2023, compared to $200.9 million in the three months ended October 1, 2022. The decrease was primarily driven by the 33.1% decrease in revenue in the three months ended September 30, 2023.
Cost of product revenue decreased to $444.1 million in the nine months ended September 30, 2023, compared to $558.1 million in the nine months ended October 1, 2022. The decrease in cost was primarily driven by the 29.4% decrease in revenue, offset by higher rework costs on our on-hand inventory to fulfill orders as we continue to focus on reducing inventory as well as additional charges related to our contract manufacturers including excess material during the nine months ended September 30, 2023. The decrease in cost was also offset by the $11.7 million benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during the nine months ended October 1, 2022.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$48,013	$76,407	$(28,394)	(37.2)%	$138,066	$264,867	$(126,801)	(47.9)%
Gross margin	25.8%	27.5%			23.7%	32.1%

Gross margin decreased to 25.8% in the three months ended September 30, 2023, compared to 27.5% in the three months ended October 1, 2022. Gross margin decreased 1.7 percentage points driven by lower leverage on our fixed costs partially offset by lower product costs and ocean freight costs, as well as reduced people-related costs as a result of the restructuring activities. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Gross margin decreased to 23.7% in the nine months ended September 30, 2023, compared to 32.1% in the nine months ended October 1, 2022. Gross margin decreased 8.4 percentage points driven by continued increases in promotional and pricing activities, lower leverage on our fixed costs, higher rework costs on our on-hand inventory to fulfill order as we continue to focus on reducing inventory, and the $11.7 million recognized benefit from tariff refunds during first quarter of 2022. The decrease in gross margin is partially offset by lower product costs and ocean freight costs, as well as reduced people-related costs as a result of the restructuring activities.
Research and Development

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$37,239	$41,425	$(4,186)	(10.1)%	$117,137	$125,893	$(8,756)	(7.0)%
As a percentage of revenue	20.0%	14.9%			20.1%	15.3%
Research and development expenses decreased $4.2 million, or 10.1%, to $37.2 million (20.0% of revenue) in the three months ended September 30, 2023 from $41.4 million (14.9% of revenue) in the three months ended October 1, 2022. This decrease was primarily due to a $2.5 million decrease in people-related costs associated with lower headcount, a $1.9 million decrease in program-related costs, as well as a $1.3 million decrease in severance-related costs associated with restructuring activities that occurred during the three months ended October 1, 2022. The decrease was slightly offset by the increase of $1.2 million of retention bonuses associated with the pending Merger.
Research and development expenses decreased $8.8 million, or 7.0%, to $117.1 million (20.1% of revenue) in the nine months ended September 30, 2023 from $125.9 million (15.3% of revenue) in the nine months ended October 1, 2022. This decrease was primarily due to a $9.2 million decrease in people-related costs associated with lower headcount, and a $3.3 million decrease in program-related costs. The decrease was offset by an increase of $3.0 million of retention bonuses associated with the pending Merger.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$41,744	$60,273	$(18,529)	(30.7)%	$142,002	$197,355	$(55,353)	(28.0)%
As a percentage of revenue	22.5%	21.7%			24.4%	23.9%
Selling and marketing expenses decreased $18.5 million, or 30.7%, to $41.7 million (22.5% of revenue) in the three months ended September 30, 2023 from $60.3 million (21.7% of revenue) in the three months ended October 1, 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $13.1 million as well as a $3.9 million decrease in people-related costs associated with lower headcount.
Selling and marketing expenses decreased $55.4 million, or 28.0%, to $142.0 million (24.4% of revenue) in the nine months ended September 30, 2023 from $197.4 million (23.9% of revenue) in the nine months ended October 1, 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $38.9 million as well as a $13.5 million decrease in people-related costs associated with lower headcount.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$28,350	$31,508	$(3,158)	(10.0)%	$90,245	$84,585	$5,660	6.7%
As a percentage of revenue	15.2%	11.3%			15.4%	10.2%
General and administrative expenses decreased $3.2 million, or 10.0%, to $28.4 million (15.2% of revenue) in the three months ended September 30, 2023, from $31.5 million (11.3% of revenue) in the three months ended October 1, 2022. This decrease was primarily driven by a $1.3 million decrease in people-related costs associated with lower headcount, a $1.1 million decrease in merger-related costs, primarily legal fees associated with the pending Merger, and a decrease of $1.0 million in severance-related costs associated with restructuring activities that occurred during the three months ended October 1, 2022.
General and administrative expenses increased $5.7 million, or 6.7%, to $90.2 million (15.4% of revenue) in the nine months ended September 30, 2023, from $84.6 million (10.2% of revenue) in the nine months ended October 1, 2022. This increase was primarily driven by a $9.1 million increase in merger-related costs, including retention bonuses and legal fees, associated with the pending Merger, and $4.6 million in restructuring charges associated with subleasing portions of our headquarters during the second quarter of 2023. The increase was partially offset by a $3.3 million decrease in people-related costs associated with lower headcount, a $3.0 million decrease in intellectual property litigation costs, as well as a $1.9 million decrease related to the allowance for credit losses during the nine months ended September 30, 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$292	$837	$(545)	(65.1)%	$864	$2,533	$(1,669)	(65.9)%
Operating expense	174	11,568	(11,394)	(98.5)%	529	12,603	(12,074)	(95.8)%
Total amortization expense	$466	$12,405	$(11,939)	(96.2)%	$1,393	$15,136	$(13,743)	(90.8)%
As a percentage of revenue	0.3%	4.5%			0.2%	1.8%
The decrease in amortization of acquired intangible assets in the three and nine months ended September 30, 2023 as compared to the three and nine months ended October 1, 2022, was primarily related to acquired intangible assets impaired in the third quarter of 2022, resulting in lower amortization expense during the three and nine months ended September 30, 2023.
Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Other expense, net	$(19,113)	$(979)	$(18,134)	1,852.3%	$(24,217)	$(19,906)	$(4,311)	21.7%
As a percentage of revenue	(10.2)%	(0.3)%			(4.2)%	(2.5)%
Other expense, net during the nine months ended September 30, 2023 included incremental expenses associated with the Term Loan issued in July 2023 comprising of a one-time debt issuance cost of $11.8 million, a non-cash $5.3 million charge related to the change in fair value of debt and a $4.5 million of cash interest expense. These incremental expenses were partially offset by $2.1 million of interest income from our money market fund investments. Other expense, net during the nine months ended October 1, 2022 was primarily attributable to loss from a strategic investment.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Dollar Change	Percent Change	September 30, 2023	October 1, 2022	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$598	$59,020	$(58,422)	(99.0)%	$5,053	$26,718	$(21,665)	(81.1)%
Effective income tax rate	(0.8)%	(85.1)%			(2.1)%	(15.2)%
We recorded an income tax expense of $0.6 million and $59.0 million for the three months ended September 30, 2023 and October 1, 2022, respectively. The income tax expense for the three months ended September 30, 2023 resulted in an effective income tax rate of (0.8)%. The $59.0 million income tax expense for the three months ended October 1, 2022 resulted in an effective income tax rate of (85.1)%. The change in the effective income tax rate was primarily driven by the impact of the valuation allowance established against our U.S. net deferred tax assets during the third quarter of fiscal 2022.
We recorded an income tax expense of $5.1 million and $26.7 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. The income tax expense for the nine months ended September 30, 2023 resulted in an effective income tax rate of (2.1)%. The $26.7 million income tax expense for the nine months ended October 1, 2022 resulted in an effective income tax rate of (15.2)%. For the nine months ended September 30, 2023, the effective income tax rate included the impact of valuation allowances established against certain foreign net deferred tax assets during the year. In addition, we recorded an increase of $2.2 million in unrecognized tax benefits during the nine months ended September 30, 2023.
Liquidity and Capital Resources
At September 30, 2023, our cash and cash equivalents were $189.6 million, and we also had $1.8 million in restricted cash which was included in other assets. Our working capital, which represents our total current assets less total current liabilities, was $231.5 million as of September 30, 2023, compared to $232.1 million as of December 31, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $16.4 million as of September 30, 2023. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of September 30, 2023.
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were $188.2 million, net of debt issuance costs, which will be used to fund our ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 8 to our consolidated financial statements. In conjunction with entering into the Term Loan, we terminated our existing $100.0 million secured revolving line of credit which would have otherwise expired in September 2024. We believe our existing cash balance including net proceeds from the Term Loan and expected future operating cash flows will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. See more detailed discussion below.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the nine months ended September 30, 2023 and October 1, 2022, we spent $3.1 million and $8.9 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $113.6 million, of which the principal components were our net loss of $241.1 million, offset by non-cash charges of $63.8 million and the cash inflow of $63.7 million from change in working capital. The change in working capital was driven by net cash inflow of $34.7 million from inventory and $28.9 million from accounts payable, partially offset by net cash outflow of $7.9 million from accounts receivable. During 2023, we continue to carefully manage our inventory to a level that aligns with current run rates and seasonality of our business. As of September 30, 2023, our inventory balance was $244.5 million, a reduction of $40.7 million, from the end of fiscal 2022.
Cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $3.3 million, primarily related to the purchase of machinery and tooling for new products.
Cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $186.2 million, primarily related to proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs.
Debt
Term Loan
On July 24, 2023, we entered into a Credit Agreement by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility. During the three months ended September 30, 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 8 to our consolidated financial statements.
Credit Facility
In conjunction with entering into the Term Loan on July 24, 2023, we terminated the $100.0 million secured revolving line of credit which would otherwise have expired in September 2024.
Lines of Credit
As of September 30, 2023, we had letters of credit outstanding of $0.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of September 30, 2023, we had no outstanding balance under the guarantee line of credit.
Liquidity
We have a long history of profitable operations, positive operating cash flows and substantial liquidity that was further strengthened during the first year of the COVID-19 pandemic as consumer demand for our products increased considerably. For the nine months ended September 30, 2023, our revenue declined 29.4% from the nine months ended October 1, 2022 due to lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. The lower revenue has resulted in operating losses of $211.8 million and operating cash outflows of $113.6 million for the nine months ended September 30, 2023. On July 24, 2023 we entered into a $200.0 million Term Loan. Total proceeds from the Term Loan were $188.2 million, net of debt issuance costs, which will be used to fund our operations. As a result, we ended the third quarter with cash and cash equivalents of $189.6 million compared to $117.9 million as of December 31, 2022.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course. We have already undertaken the following actions to improve profitability and operating cash flows and align the organization to the lower revenue level:
•In August 2022, we initiated a restructuring of our operations designed to better realign our cost structure with near-term revenue and cash flow generation, advance key strategic priorities, increase efficiencies and improve our profitability going forward. As part of the August 2022 Restructuring Plan, we reduced our workforce and terminated approximately 100 employees, which represented 8% of our workforce and eliminated a number of open positions entering the third quarter of 2022. As a follow-on action to our August 2022 Restructuring Plan and in anticipation that market conditions will remain challenging in 2023, we initiated a new restructuring program at the beginning of February 2023 and reduced our workforce by approximately 85 employees, which represented 7% of our global workforce as of December 31, 2022. At September 30, 2023, we had 1,126 employees, a total reduction of 246 employees since the end of fiscal 2021. In addition to the reduction of our headcount, we signed a sublease agreement during the fourth quarter of fiscal 2022 and two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. Our 2023 operating plan also incorporates scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and minimal new hiring plans in 2023. These actions contributed to a total reduction of $70.5 million in operating expenses for the nine months ended September 30, 2023 as compared to the same period last year.
•Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully. As of September 30, 2023, the inventory balance was $244.5 million, or 161 days, a reduction of $40.7 million, from the end of fiscal 2022 and a reduction of $174.6 million from the same period last year. We will continue to manage our inventory to a level that aligns with current run rates and seasonality of the business.
We believe that such actions, together with the proceeds from the Term Loan, will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements. While we estimate such actions and loan proceeds will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the our products. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our principal commitments generally consist of obligations under the Term Loan, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services.
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. The Term Loan matures on July 24, 2026. The Term Loan bears interest at a rate per annum equal to, at our option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% margin or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% margin. Of the interest rate, 2.5% is paid in-kind and the remainder is paid in cash. As of September 30, 2023, the Term Loan had an effective 11.98% per annum cash interest rate. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, we are required to pay to the lenders an additional amount (the "MOIC Amount") which represents a minimum guaranteed return on the Term Loan. The MOIC Amount is calculated as a multiple of the principal being repaid, prepaid or accelerated that ranges between 1.30x and 1.75x and is calculated net of previous or concurrent repayment of principal, interest and other fees with respect to such principal amount and with certain exclusions from MOIC Amount. The multiple is determined based on whether the pending Merger has been consummated concurrently with or prior to such repayment, prepayment or acceleration, and the date on which the MOIC Amount is paid.
In conjunction with entering into the Term Loan on July 24, 2023, we terminated the $100.0 million secured revolving line of credit which would have otherwise expired in September 2024.
As of September 30, 2023, we had outstanding purchase orders aggregating approximately $205.5 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $102.5 million related to inventory purchases at our contract manufacturers, of which $45.1 million are not cancellable without penalty.
We utilize contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on a forecasted production plan, which typically covers a rolling 24-month period. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers. During the three months ended September 30, 2023, we paid $4.9 million to our manufacturers for such liabilities and recorded as inventory components.
Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
The interest expense of the Term Loan will generally fluctuate with movements of interest rates. At September 30, 2023, assuming all other variables are constant, if the interest rate increased or decreased by 10%, our quarterly interest expense would increase or decrease, respectively, by approximately $5.0 million.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of 1.5 years or less. At September 30, 2023 and December 31, 2022, we had outstanding cash flow hedges with a total notional value of $140.1 million and $362.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At September 30, 2023 and December 31, 2022, we had outstanding economic hedges with a total notional value of $178.4 million and $242.0 million, respectively.
At September 30, 2023, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $18.2 million.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the Risk Factors described in our Quarterly Reports on Form 10-Q for the quarters ended April 1, 2023 and July 1, 2023, other than as set forth below:
Our senior secured term loan credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
We are party to the Credit Agreement which contains customary negative covenants that limit our and our subsidiaries’ ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on its capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. We are also required to comply with a minimum core assets test. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
A failure by us to comply with these covenants or payment requirements specified in the Credit Agreement could result in an event of default under the Credit Agreement, which may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans or letters of credit. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could materially and adversely affect our cash flows, business, results of operations, and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or less desirable to us.
Our financial results could fluctuate substantially due to the accounting for the Term Loan that we measure at fair value.
We have elected to account for the Term Loan under ASC 825 "Financial Instruments." ASC 825 allows companies to account for certain financial assets and financial liabilities at fair value, with the change in fair value recognized in net income (loss) in each reporting period. The data used for the measurement must reflect assumptions that market participants would use in pricing the asset or liability. There is no current observable market for this debt instrument and, as such, we determine the fair value of the debt instrument using a discounted cash flow model. The valuation model uses various inputs, including the amount and timing of cash flows, expected interest rate and discount rate. Changes in the inputs for this valuation model may have a material impact on the estimated fair value of the debt instrument accounted for under the fair value option. The debt instrument accounted for under the fair value option may have a substantial effect on our balance sheet and statement of operations from quarter to quarter and it is difficult to predict the effect on our future financial results, since valuation of the debt instrument accounted for under the fair value option is based on factors largely outside of our control. The effects may cause our financial results to fluctuate materially, which may cause our stock price to decline. See Note 5 to our consolidated financial statements, Fair Value Measurements, for more information regarding the valuation of our outstanding debt.
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On August 4, 2022, we entered into the Merger Agreement with Amazon and Merger Sub, providing for the acquisition of iRobot by Amazon. On July 24, 2023, we entered into the Merger Agreement Amendment, which amends the Merger Agreement. Under the terms of the Merger Agreement Amendment, we, Amazon and Merger Sub have agreed to reduce the merger consideration to be paid by Amazon for each share of Common Stock in the Merger to $51.75 in cash per share, without interest, from $61.00 in cash per share, without interest. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Amended Merger Agreement by a majority of the holders of the outstanding shares of our Common Stock, which occurred on October 12, 2023, (2) (i) the expiration or termination of the applicable waiting period under the HSR Act, or of any voluntary agreement with the Department of Justice Antitrust Division or the FTC not to consummate the Merger and (ii) the expiration, termination or obtainment of the applicable waiting period or clearances, as applicable, under certain specified foreign antitrust laws and foreign investment laws, (3) the absence of any law restraining, enjoining, rendering illegal or otherwise prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Amended Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Amended Merger Agreement, and (6) no Material Adverse Effect (as defined in the Amended Merger Agreement) being continuing as of the closing date.
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
•on July 6, 2023, the European Commission initiated a Phase 2 investigation of the merger that currently has a deadline of February 14, 2024, which may be extended for a variety of reasons;
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
•to the extent a termination fee is received by us under the Amended Merger Agreement, we may be required to pay all or a portion of the amount of such termination fee to the lenders under the Credit Agreement and, to the extent not paid to the lenders, may not be able to utilize such additional funds as and when needed due to additional restrictions with respect to such funds imposed by the Credit Agreement;
•to the extent a termination fee is not received by us under the Amended Merger Agreement and the Merger is not consummated, we may be required to reserve a portion of our cash in a controlled account in favor of the lenders under the Credit Agreement and may not be able to utilize such funds as and when needed due to additional restrictions with respect to such funds imposed by the Credit Agreement; and
•to the extent a termination fee is not received by us under the Amended Merger Agreement and the Merger is not consummated, the minimum core assets required to comply with our minimum core assets covenant under the Credit Agreement may temporarily or permanently increase and we may not be able to maintain compliance with such covenant.
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
Item 5. Other Information
(c) During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1
Amendment, dated as of July 24, 2023, to Agreement and Plan of Merger, dated as of August 4, 2022, by and among iRobot Corporation, Amazon.com, Inc. and Martin Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 25, 2023)

10.1+
Credit Agreement, dated as of July 24, 2023, by and among iRobot Corporation, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2023)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 7, 2023	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)