Form 10-K
period 2023-12-30
IROBOT CORP
filed 2024-02-27
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $1.2 billion based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on July 1, 2023, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 26, 2024, there were 27,964,564 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 30, 2023. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 30, 2023

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are subject to the "safe harbor" created by those sections. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, expansion of our addressable market and connected consumer base, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, the impact of promotional activity and tariffs, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, and implementation of our operational restructuring plan are forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K and we urge you to consider the risks and uncertainties in evaluating our forward-looking statements. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K, except as required by law. We caution readers not to place undue reliance upon any such forward-looking statements.
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS. The software intelligence of iRobot OS powers our portfolio of connected robotic floorcare products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will help support our long-term vision of building out a larger ecosystem that encompasses a broader range of robots. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robots.

Termination of Merger Agreement
As previously disclosed, on August 4, 2022, we entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon"), and Martin Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Amazon ("Merger Sub"), providing for, among other things, the merger of Merger Sub with and into iRobot, iRobot surviving the merger as a wholly owned subsidiary of Parent (the "Merger", and, together with the other transactions contemplated by the Merger Agreement (as defined below), the "Transactions"). On July 24, 2023, we, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement (the "Amendment", and the Original Merger Agreement, as amended and supplemented by the Amendment, the "Merger Agreement"). The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan.
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay of a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee will be set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights to utilize such amounts for the purchase of inventory.
2023 Financial Performance
Our total revenue for fiscal 2023 was $890.6 million, declining 24.7% from revenue of $1,183.4 million in fiscal 2022. Geographically, domestic revenue declined by $186.6 million, or 30.3%, and international revenue declined by $106.2 million, or 18.7%. Continuing from 2022, our revenue performance was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and resultant spending. The overall market conditions continued to be challenging and we saw increased competition in EMEA, Japan and the U.S. throughout 2023. In recent years, with increased competition in the floorcare segment, we have conceded some market share to the competitive entrants. In 2023, we focused on managing our cash and executing on our near-term robotic floorcare roadmaps, while working to obtain necessary regulatory approvals to complete the Transactions with Amazon. To achieve our goals for the year and set us up for success, we continued to implement a variety of measures to reduce spending, including workforce reductions. During the third quarter of 2022, we reduced our workforce and terminated approximately 100 employees. During the first quarter of fiscal 2023, we further reduced our workforce by approximately 85 employees. We ended 2023 with 1,113 employees, a total reduction of 325 employees since the second quarter of fiscal 2022. In addition to the reduction of our headcount, we signed two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. During 2023, we also scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and engaged in minimal new hiring. These actions contributed to a total reduction of $130.2 million in operating expenses for fiscal 2023 as compared to the prior fiscal year. During 2023, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of the business. As of December 30, 2023, our inventory balance was $152.5 million, a reduction of $132.8 million from the end of fiscal 2022. To improve our liquidity, we entered into a $200.0 million Term Loan in July 2023 to fund our ongoing operations.
Strategy & 2023 Highlights
Our strategy has important near-term and long-term elements, each designed to drive sustainable, profitable growth. In the near-term, we are focused on stabilizing our company following the termination of the Merger with Amazon. Key to this stabilization effort is the near-term implementation of an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability, including through the following financial and strategic initiatives:
•achieving gross margin improvements through the execution of agreements with joint design and contract manufacturing partners on more beneficial terms that provide significant reductions in cost of goods sold;
•reducing research and development expense through increased offshoring of non-core engineering functions to lower-cost regions;
•centralizing global marketing activities and consolidating agency expenditures to reduce sales and marketing expenses while seeking efficiencies in demand generation activities to drive sales more cost effectively;
•evaluating and streamlining our global entity structure to eliminate unnecessary real estate expenditures, legal entity costs, and find efficiencies in operations; and
•focusing our product roadmap on core value drivers within robotic floorcare.
These near-term changes are designed to return us to profitability and ensure the liquidity necessary to fund long-term strategic growth initiatives.

In the longer-term, we believe that a continued focus on innovation is necessary to maintain leadership in the robotic floorcare category. We typically deliver new, high-value functionality and features in our newest products. We also focus on cost-optimizing our innovations in ways that extend those capabilities across our portfolio. In addition to continuing to advance beautifully designed, high-performance hardware platforms, our investments in research and development also support ongoing advances in iRobot OS by leveraging our extensive AI, home understanding and machine vision capabilities. We believe that software intelligence will be increasingly critical for differentiating our floorcare robots and other home innovations. Customer demand for more 2-in-1 robotic cleaners continues to grow, and during 2023, we delivered several important new innovations centered around 2-in-1 robotic cleaners while also taking steps to protect our innovations, including: (i) we launched two upgrades to iRobot OS, delivering new features and digital experiences across our entire portfolio of WiFi-connected floor cleaning robots; and (ii) in September 2023, we introduced the Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+, our most powerful and intelligent robot.
In addition to our commitment to driving innovation in robotic floorcare, our strategy requires that we continue to invest in ensuring that our customers have the best possible experience with our products and that they use our products consistently. We believe that a highly satisfied iRobot customer is more likely to recommend our products to others and purchase more products and accessories directly from us over the course of their ownership. Accordingly, we plan to invest in features and functionality aimed at elevating the iRobot experience as well as in our customer care organization. We will continue to take steps to further enhance our customer care capabilities and will continue to focus on improving our customer satisfaction.
In the longer-term, we believe that our focus on innovation – including developing and protecting key robotic technologies and maintaining key talent in robotics – will allow the development over time of new products not only within robotic floorcare but also in other robotic categories.
Technology
Since the Roomba's introduction in 2002, we have continuously pursued innovation and introduced a wide range of powerful features and functionality that have been favorably received by customers, helped extend our consumer robot technology and category leadership, and have further expanded our product portfolio. Over the past several years, we have focused on research and development initiatives that elevate the iRobot experience by combining beautifully designed, high-performance hardware with thoughtful intelligence. We believe that this approach enables us to advance overall cleaning efficacy and performance, increase autonomy of our products, and enable personalized control over how, when and where our robots clean. We believe that our products will continue to be increasingly differentiated by their software intelligence and are investing in our iRobot OS accordingly. By leveraging our robust connectivity and cloud infrastructure through Amazon Web Services and the ever-increasing processing power in our robots, we have built a Home Knowledge Cloud that can quickly and cost-effectively support over-the-air delivery of new digital features and enhanced functionality for customers globally. This infrastructure also allows us to collect valuable performance data that helps us identify and remedy product performance issues, improve the effectiveness of our support teams, and inform our short-term and long-term product roadmaps.
Our development roadmaps are shaped by our product management teams, interactions between customers and our support teams, a wide range of consumer studies and surveys, as well as analysis of extensive performance data of our robots in the field as discussed above. We believe that iRobot OS will continue to play a key role in our ability to deliver new features and functionality in our floor cleaning robots and other home innovations. We also plan to continue leveraging recent and ongoing investments in a range of technologies and interfaces, including artificial intelligence, home understanding and machine vision, that further improve cleaning efficacy, make our products easier to use and perform better, increase the trust that the user places in our products to successfully complete their missions, and tightly integrate our products into the lifestyles of our users.
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
Our products and services consist of the following offerings:
Home Maintenance Products: Floorcare Robots
•Roomba Combo - The Roomba Combo was first introduced in late 2022 and performs both mopping and vacuuming. During 2022, we launched the Roomba Combo j7+ while in September 2023, we introduced the Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+, our most powerful and intelligent robot. We also introduced thoughtful iRobot OS features Dirt Detective and SmartScrub, our latest differentiating cleaning automation features.

•Roomba – We currently offer multiple Roomba floor vacuuming robots at various price points based upon features and performance characteristics. Our WiFi-connected Roomba robots are powered by iRobot OS, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, provide recommendations to further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple robots. To help ensure that our Roomba robots perform optimally, we also sell Roomba accessories and consumables, including the Clean Base® Automatic Dirt Disposal, replacement dirt disposal bags for the Clean Base, filters, brushes and batteries.
•Braava – We currently offer the Braava family of automatic floor mopping robots designed exclusively for hard-surface floors. Our WiFi-connected Braava robots are also powered by iRobot OS. To help ensure that our Braava robots perform optimally, we also sell Braava accessories and consumables, including cleaning solution, washable and disposable mopping pads, replacement tanks and batteries.
•Services – We offer extended warranties for our floorcare robots, including an option to cover accidental damage in the U.S.
Sales and Distribution Channels
We sell our robotic floorcare products through distributor and retail sales channels, as well as the online store on our website and through our Home App. For fiscal 2023, 2022 and 2021, sales to non-U.S. customers accounted for 51.9%, 48.0%, and 51.8% of total revenue, respectively. For fiscal 2023, 2022 and 2021, we generated 24.0%, 22.6% and 21.8% of total revenue, respectively, from one of our retailers.
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
Our retail and distributor networks are our primary distribution channels for our products. Complementing our retail and distributor networks is a growing direct-to-consumer sales channel. For fiscal 2023, 2022 and 2021, direct sales to consumers accounted for 20.4%, 16.4% and 12.0% of total revenue, respectively.
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
Due to the modular nature of our products, our support teams are often able to help customers remediate issues themselves, augmented by iRobot-certified technicians who perform repairs if a timely resolution cannot be achieved. In our effort to provide highly responsive support, customers use a variety of channels to contact our customer care teams, spanning our websites, email, social media and telephone, which now includes a convenient call back feature to help reduce wait times. We believe that providing subscribers of our robots-as-a-service offerings with dedicated support staff is another important differentiator to help us drive adoption of these services, enabling us to elevate the utility of our floorcare robots, increase overall customer satisfaction and maximize ongoing retention.
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
Our marketing strategy is to drive consumer awareness of and interest in iRobot's product portfolio and convert this interest into sales via our retail and direct-to-consumer channels. Our sales and marketing expenses represented 22.6%, 24.8%

and 18.5% of our total revenue in fiscal 2023, 2022 and 2021, respectively. We expect to continue to invest in national advertising across a range of media, direct marketing and public relations to drive consumer demand and further build brand awareness.
Marketing highlights in 2023 included introduction of thoughtful iRobot OS features Dirt Detective and SmartScrub, our latest cleaning automation features. We also supported the successful introduction of the Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+. Related to these specific initiatives, we have continued to fund critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth, to encourage repeat purchases by existing customers and inspire new customers to buy our products. Since we anticipate that market conditions will remain challenging into 2024, we plan to carefully align working media and other demand-generation activities with anticipated revenue while limiting marketing investment in non-robotic product categories during fiscal 2024.
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
Under our agreements with our contract manufacturers, the manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends and analysis from our sales and product management functions. We believe that we have taken steps to diversify our manufacturing so that overall volumes are relatively well balanced across our multiple contract manufacturers in multiple geographies and a substantial majority of volume is dual sourced. Given the significant changes in market conditions and consumer demand in recent years, we move forward with the operational flexibility to manufacture between approximately 1,000 robots a day and 40,000 robots a day in 2023. As a result, we believe we are well positioned to further reduce year-end 2024 inventory levels, optimize production levels across multiple contract manufacturers and geographies, meet demand for peak seasons and respond quickly to ever-changing market conditions. We outsource the manufacturing of our consumer products to multiple contract manufacturers with plants in Southern China and Malaysia, and we expect further expansion in Asia in early 2024.
During 2023, we made important progress to address the supply chain challenges that impacted our business in the prior year. More specifically, to further leverage our production volumes, we consolidated production lines, where appropriate, to drive cost efficiencies in manufacturing and transportation. In addition, we carefully managed transportation costs, reworked existing inventory and worked closely with our account teams and retailers to manage inventory levels. We also continued our efforts to scale manufacturing capacity in Malaysia and optimize production among our contract manufacturers in China and Malaysia. We believe that production in Malaysia and further expansion in Asia in early 2024 will help us reduce our prospective exposure to current U.S. tariffs which are expected to be reinstated beginning in May 2024 and help mitigate the geopolitical risks associated with concentrating production solely in China. We expect to continue to benefit in supply continuity and resiliency through our dual sourcing initiatives in component qualification and design modularity. We also expect to further rely on our contract manufacturers' mature supply chain and their expertise in design-for-manufacturing and flexibility in components. We plan to take advantage of opportunities to source components and, in some cases, nearly complete robot designs from third-parties.

Research and Development
Our research and development team develops new software and hardware products, as well as improves and enhances our existing software to address customer demands and emerging trends. We believe that our future success depends upon our ability to continue to develop new products and product accessories, and enhance and develop new applications for our existing products. For fiscal 2023, 2022 and 2021, our research and development expenses were $144.1 million, $166.5 million and $161.3 million, or 16.2%, 14.1% and 10.3% of revenue, respectively. As we look beyond 2023, we will focus our product roadmap on core value drivers and pause all work related to non-floorcare innovations, including air purification, robotic lawn mowing and education. We also intend to offshore non-core engineering functions to lower-cost regions. We will continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products in the floorcare category that will continue to address our existing market sectors. We plan to continue to invest in software intelligence, higher-value robotics, computer vision, machine learning and complex mechanical design to improve the core functionality of our robots.
Our research and development is conducted by teams dedicated to particular projects, which are primarily located at our headquarters in Bedford, Massachusetts.
Competition
The market for robots, including floor cleaning robots, is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations, with an increasing number of competitor companies and products. As the performance, functionality and features of our floor cleaning robots have advanced, we believe that consumers are increasingly willing to consider our products as replacements for their traditional vacuum cleaners and wet floor cleaning products. Over the past two years, floor cleaning robots that consolidate vacuuming and mopping functionality in a single product ("2-in-1 robots") have become increasingly popular with consumers. A number of established companies have developed robots that compete directly with our product offerings, and many of our competitors have significantly more financial and other resources than we possess. Our robot cleaning competitors include consumer electronics and consumer appliance companies such as Samsung, LG, Panasonic, Xiaomi, Cecotec, Hitachi, Electrolux, Midea and Shark, traditional floor cleaning brands with robotic offerings such as Dyson, Bissell and Hoover, and firms primarily focused on robotic cleaning such as Ecovacs, Roborock, Dreame, Neato and iLife. In addition, a number of these competitors now market 2-in-1 floor cleaning robots. We believe that the principal competitive factors in the market for robots include product features, performance for the intended mission, total cost of system operation and overall perceived value, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, brand and reputation.
Our ability to successfully compete will depend to a great extent upon our ongoing performance in the areas of product development, customer support, and ability to leverage our iRobot OS platform across our products. We remain committed to funding the ongoing enhancement of our products and the development of new robotic floor cleaning robots to deliver cleaning performance, innovative features and functionality, quality and overall value that will appeal to consumers. We plan to complement these investments with various sales, marketing and support activities that we believe are necessary to stimulate customer demand and maintain and improve customer satisfaction.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the United States and a number of foreign countries. We currently hold a significant number of patents and have filed numerous additional patent applications. As of December 30, 2023, we held 556 U.S. patents, more than 1,000 foreign patents, additional design registrations, and have more than 350 patent applications pending worldwide. While our U.S. patents began to expire in 2021, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
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
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. In fiscal 2023, 2022 and 2021, our second-half consumer product revenue represented 55.4%, 53.7% and 57.3% of our annual consumer product revenue, respectively. We have also experienced higher selling and marketing expenses in the second half of the year compared to the first half of the year due to increased marketing campaigns to support seasonal holiday demand. In fiscal 2023, 2022 and 2021, our selling and marketing expense in the second half of the year represented 50.3%, 53.3% and 56.0% of our selling and marketing expense for full fiscal year, respectively. Although our 2023 operating plan incorporated scaled back working media and other demand-generation activities, we continue to expect that the majority of our revenue and selling and marketing expenses will be generated in the second half of any given fiscal year unless or until we successfully introduce new products that have potential to generate stronger sales during the first half of the year.

Regulations
Our business requires compliance with a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. In particular, we are subject to numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data, including the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act. In addition, the global nature of our business operations also creates various domestic and foreign regulatory challenges and subjects us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products may be subject to U.S. export controls, including the United States Department of Commerce's Export Administration Regulations, various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Controls and trade policies and tariffs established by the governments of the United States, China and other jurisdictions where we do business.
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
Human Capital
As of December 30, 2023, we had 1,113 full-time employees. Approximately 30% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.
Culture and Work Environment
Over the past three decades, iRobot has created and amplified a unique culture built on fostering invention, discovery and technological exploration in the pursuit of practical and value-add robot products for the next-generation home. iRobot is committed to attracting and retaining the best and brightest talent, leveraging new perspectives, ideas, skills, languages and cultural backgrounds, and providing the resources for individuals to reach their full potential. We have assembled a global team of talented, motivated and unique individuals by providing our people with opportunities to make a tangible impact in helping our company thrive while also advancing their careers. In addition, iRobot's culture is further shaped by a commitment to the future of Science, Technology, Engineering and Math ("STEM") education. This effort spans our educational robots, a range of complementary educational resources and our STEM outreach program, which is focused on engaging and inspiring students of all ages to learn more about robotics. We communicate regularly with our employees around the world and hold periodic virtual town hall meetings and in-person forums when appropriate to help keep employees informed.
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
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including operations in Austria, Belgium, China, France, Germany, Hong Kong, Japan, Netherlands, Portugal, Spain, Switzerland and the United Kingdom. Our website address is www.irobot.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Alternatively, these reports may be accessed at the SEC's website at www.sec.gov.
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
During the most recent fiscal year, we incurred a substantial operating loss of $264.1 million due to the combination of declining orders for our products and significant decreases in our gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue stabilization and significant gross margin improvement. In addition, our revenue may decline for a number of reasons, including reduced demand for our products, increased competition or macroeconomic conditions, and if our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to meet our current and anticipated needs for at least the next twelve months. In the event our future revenue or gross profit does not meet our expectations or our costs are higher than expected, we may eliminate or curtail expenses to further mitigate the impact on working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and services, the overall macroeconomic conditions due to heightened inflation and reduced consumer confidence stemming from unstable geopolitical conditions, including the ongoing Russia-Ukraine and Israel-Hamas wars. Moreover, to the extent existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to extend the timing of repayment of or refinance our existing debt or raise additional funds through public or private equity or debt financing. In such cases, we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited.
Our restructuring efforts may not be successful.
In January 2024, we announced an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability. A critical component of our operational restructuring plan is the overall reduction of approximately 350 employees, which represents 31% of our global workforce as of December 30, 2023. In August 2022 and February 2023, we started implementing similar restructuring programs to reduce our workforce. The implementation of the restructuring plan, including the impact of workforce reductions and other non-payroll cost savings measures may be disruptive to our operations, result in higher than anticipated restructuring charges, including severance payments, employee benefits and stock-based compensation, and otherwise adversely affect our results of operations and financial condition. Additional risks associated with the continuing impact of the restructuring plan include employee attrition, the ability to hire new employees in the future, diversion of management attention and adverse effects on employee morale. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame, or at all, is subject to management's estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the restructuring plan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to the implementation of the restructuring plan.
Significant reductions in consumer demand has caused, and will likely continue to cause, a decrease in revenue from sales of our products and additional costs reducing both gross margin and operating income.
Reductions in consumer demand for our products have caused a decrease in revenue from sales of our products. If we are not successful in increasing consumer demand, or if macroeconomic conditions impacting consumer demand do not improve, we will continue to experience adverse impacts to our revenue and profitability.
To ensure an adequate inventory supply, we must forecast inventory needs and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for specific product SKUs by region. Failure to accurately forecast our needs has resulted, and may continue to result, in manufacturing delays, increased costs, or excess inventory. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products, changes in demand for the products of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Our failure to accurately forecast consumer demand has resulted, and may continue to result, in excess inventory levels or a shortage of certain product models available for sale. Inventory levels in excess of consumer demand has resulted, and may continue to result, in increased promotional intensity to support the sale of excess inventory, which would cause and has caused our gross margins to suffer.
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
A number of companies have developed or are developing robots that will compete directly with our product offerings. Our competition includes established, well-known sellers of floor cleaning robots such as Ecovacs, SharkNinja, Samsung, Roborock, Dreame, as well as new market entrants. Many current and potential competitors are larger in size and more broadly diversified with substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which has, and may continue to, further drive down the average selling price in the marketplace for floor cleaning products and impact demand for our products as macroeconomic conditions result in consumers shifting towards lower-cost alternatives. Moreover, while we believe many customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete with providers of traditional vacuum cleaners.
The global market for robots is highly competitive, rapidly evolving and subject to changing technologies, including the utilization of evolving AI technologies, shifting customer needs and expectations and the likely increased introduction of new products. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, operating efficiency and customer support.
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
Many of our competitors have demonstrated an ability to rapidly replicate new features and innovations that we have introduced into the market, and therefore are able to offer products with similar capabilities to ours at lower prices. Other competitors have demonstrated the ability to innovate more rapidly than we have, and those innovations – particularly in the development of 2-in-1 robot vacuum cleaners and multi-function docks – have allowed competitors to offer products at premium price points as well as capture significant market share in certain geographic markets. In addition, some of our competitors aggressively discount their products and services in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. In addition, new products often have lower volumes, lower selling prices or higher costs than products that have been sold for at least a year; any or all of those factors could negatively impact our gross margins and operating results.
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
•generate sufficient revenue and gross margin to regain and maintain profitability;
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
To remain competitive, we must continue to invest in developing tools and processes to improve the speed at which we are able to develop competitive products. Historically, we have made significant investments to develop tools and processes, including designing multiple hardware-based platforms and developing a reusable software architecture for use across those platforms. The development of multiple hardware platforms and a reusable software architecture requires the expenditure of significant resources that may not result in the designed efficiencies. As part of our 2024 operational restructuring plan, we plan to lower research and development expenditures by shifting to greater reliance on our manufacturing partners for lower-value commodity engineering work. Our manufacturing partners' efforts to implement such designs and developments may be unsuccessful and the speed of product development may not improve. Failure to improve the speed of product development, whether through our direct work or through the work of our manufacturing partners, could materially harm our business, results of operations and financial condition. Our inability to reduce the cost to develop new products or product variants has substantially impacted, and may continue to substantially impact, our ability to offer products that compete favorably.

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
In January 2024, Colin Angle stepped down as Chief Executive Officer and chairman of our board of directors and our board of directors appointed Glen Weinstein, our then Executive Vice President and Chief Legal Officer as interim Chief Executive Officer. These changes in our management team could cause retention and morale concerns among current employees, as well as operational risks. If Mr. Weinstein's succession to interim Chief Executive Officer is not managed successfully, including his ability to lead a team that can effectively implement our strategic plans and the restructuring plan, it could disrupt our business, affect our culture, cause employee retention concerns, be viewed negatively by our customers or investors, and affect our financial condition and operational results.
If we are unable to attract and retain additional skilled personnel, we may be unable to operate our business.
To execute our business stabilization plan and return to profitability, we must attract and retain additional, highly-qualified personnel. Competition for hiring these employees is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating robots and engineers with expertise in artificial intelligence, machine learning, data science and cloud applications. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of reductions in force executed in August 2022 and February 2023, and may experience increased employee turnover as part of the announcement of the termination of the Merger Agreement and anticipated reductions in force in 2024. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. The recent decline in our stock price may impact the actual or perceived value of our equity awards for current employees or new hires, and we may need to grant additional or larger equity awards to offer attractive compensation packages to hire and retain employees. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
Additionally, we cannot be sure that we will be able to attract, retain, and motivate a new CEO or that the compensation costs of doing so will not adversely affect our financial and operating results. Additionally, we may not be able to hire and train a new CEO quickly enough to meet our needs. If we are unable to effectively hire a new CEO, it could disrupt our business, affect our culture, cause retention concerns with respect to our colleagues, and affect our financial condition and operational results.
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
We primarily derive our revenue from consumer robot sales. For the foreseeable future, we expect that our revenue will be derived nearly entirely from sales of home floorcare products. Accordingly, our future success depends upon our ability to further penetrate the consumer home floorcare market, to enhance our current consumer products and to develop and introduce new consumer products offering enhanced performance and functionality at competitive prices. The development and application of new technologies involves time, substantial costs and risks. Our inability to achieve significant sales of our newly introduced robots, or to enhance, develop and introduce other products in a timely manner, or at all, would materially harm our sales growth and operating results.
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
As a result of the restructuring plan, we have re-focused our product roadmap on our core robotic floorcare business and paused work related to non-floorcare innovations, including air purification, robotic lawn mowing and education, which could result in lost revenue opportunities and profitability from sales of such products. Because of our current fiscal constraints, our ability to support investments in non-floorcare innovations are limited, and this lack of investment in the near-term could allow other companies to develop more competitive products to our non-floorcare innovations, which could impact our ability to compete against such products if we decide to invest in such innovations in the future.
We spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We spend significant amounts on advertising and other marketing campaigns, such as television, digital and print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect to continue to spend significant amounts to increase awareness of our consumer robot products. For fiscal 2023, 2022 and 2021, sales and marketing expenses were $201.7 million, $293.3 million, and $289.8 million, respectively, representing approximately 22.6%, 24.8% and 18.5%, of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet our expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. We have concluded that a valuation allowance on our U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. As of December 30, 2023, we had net deferred tax assets of $8.1 million. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future periods. Our results of operations would be impacted negatively if we determine that an additional valuation allowance is required in a future reporting period.
If our goodwill or long-lived assets become impaired, our operating results could be negatively impacted.
Our goodwill and long-lived assets, including intangible assets, are susceptible to valuation adjustments as a result of changes in various factors or conditions. We assess the potential impairment of goodwill on an annual basis. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Factors that could trigger an impairment of such assets include the following:
•changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
•significant under performance relative to historical or projected future operating results;
•significant changes in the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period; and
•our market capitalization declining to below net book value.
As a result of the termination of the Merger Agreement and the restructuring plan disclosed in January 2024, we will perform an impairment assessment of goodwill and other long-lived assets in connection with our preparation of the financial results for the first quarter of 2024.
Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.
Our senior secured term loan credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
We are party to the Credit Agreement which contains customary negative covenants that limit our and our subsidiaries’ ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on our capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. We are also required to comply with a minimum core assets test. The Credit Agreement also includes certain restrictions on the use of a portion of the Parent Termination Fee payment received by us from Amazon.com, Inc., which the remaining amount thereof (after giving effect to certain periods for such amounts to be used for inventory in limited circumstances and upon satisfying certain conditions) will ultimately be required to be used to prepay a portion of the loan under the Credit Agreement. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with the covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.

A failure by us to comply with the covenants or payment requirements specified in the Credit Agreement could result in an event of default under the Credit Agreement, which may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could materially and adversely affect our cash flows, business, results of operations, and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or less desirable to us.
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
We depend on a limited number of manufacturers, employing a dual-source strategy to mitigate potential manufacturing disruptions, and we have safety stock strategies for low-volume products that are not dual sourced. The majority of our contract manufacturing for our robots is currently located in China and we added additional manufacturing capacity in Malaysia in late 2019, with further expansion in Asia in early 2024. . These manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. In addition, as part of our 2024 operational restructuring plan, we plan to shift certain lower-value commodity engineering work to our manufacturing partners. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner.
We are dependent on a limited number of suppliers for various components used in our products, and we may from time to time have sole source suppliers. For fiscal 2023, we purchased 79% of our finished goods from one vendor. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of, and have already experienced, industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects, financial condition and operating results.
Our reliance on these contract manufacturers involves certain risks, including the following:
•lack of direct control over production capacity and delivery schedules;
•lack of direct control over quality assurance, manufacturing yields and production costs;
•lack of enforceable contractual provisions over the production and costs of consumer products;
•risk of loss of inventory while in transit;
•risk of increased shipping costs as a result of rebel attacks on commercial ships;

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
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Effective September 24, 2018, the U.S. government implemented a 10% tariff on certain goods imported from China, which include the majority of those imported by us. These tariffs were increased to 25% on May 10, 2019 and were slated to further increase to 30% in October 2019 until a last-minute interim deal was reached between the United States and China. Although the United States and China signed a new trade agreement in January 2020, most of the previously-implemented tariffs on goods imported from China remain in place (including the tariffs described above), and uncertainty remains as to the short-term and long-term future of economic relations between the United States and China.
From September 2018 until April 2020, our Roomba products were subject to Section 301 tariffs. On April 24, 2020, we were granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative ("USTR"). This exclusion, as extended in August 2020, eliminated the 25% tariff on Roomba products until December 31, 2020. From January 1, 2021 to October 11, 2021, the 25% Section 301 tariff again applied to our Roomba products imported from China. Additional exclusions from this tariff were granted by the USTR effective October 12, 2021 through December 31, 2022, and January 1, 2023 through May 31, 2024. Although we have relocated a meaningful portion of our supply chain from China to Malaysia, we again face compression on our margin on products sold and pricing pressures on our products. Any additional or increased tariffs may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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
In response to international trade policy, as well as other risks associated with concentrated manufacturing in China, we relocated a meaningful portion of our supply chain from China to Malaysia. Such relocation activities increase costs and risks associated with establishing new manufacturing facilities.
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
Because we are an increasingly global business that in fiscal 2023, 2022 and 2021, generated approximately 51.9%, 48.0%, and 51.8%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
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
We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or only a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. In addition, our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by spreading the risk across several institutions.

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
The increasingly global nature of our business operations subjects us to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products are also subject to U.S. export controls, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. In addition, our air purifier business subjects us to additional laws and regulations, such as the Federal Food, Drug, and Cosmetic Act, or FD&C Act, the Federal Insecticide, Fungicide and Rodenticide Act, the U.S. Toxic Substances Control Act of 1976, U.S. Department of Energy Efficiency regulations, and various similar state and foreign country laws and regulations related to health and safety and other applicable laws required to manufacture, commercialize, sell or distribute air purification products. In the U.S., certain air purifiers intended for medical use are regulated as medical devices and are subject to regulation by the U.S. Food and Drug Administration, or FDA, under the FD&C Act and its implementing regulations. The FDA regulates, among other things, premarket clearance, establishment registration and device listing, manufacturing, packaging, labeling, servicing, recordkeeping, advertising, promotion, distribution, recalls and field actions, post-marketing monitoring and reporting. In order to commercially distribute certain air purifiers, we will be required to submit a premarket notification, or 510(k), to the FDA and obtain 510(k) clearance.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For fiscal 2023, 2022 and 2021, sales to non-U.S. customers accounted for 51.9%, 48.0%, and 51.8% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
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
If we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. As we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. For example, the COVID-19 pandemic impacted our supply chain and manufacturers, resulting in a disruption in manufacturing our products as further discussed in the risk factors entitled "We depend on a limited number of manufacturers, and our reputation and results of operations would be harmed if these manufacturers fail to meet our requirements" above.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents, and on January 5-12, 2022 the ITC held a trial on four of those patents. In March 2023, we received a favorable final determination in our patent infringement action against SharkNinja at the ITC. The ruling, which found that SharkNinja had infringed valid claims of iRobot’s asserted patents, recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products. SharkNinja has appealed this ruling.
There is no guarantee that we will prevail on other patent infringement claims against third parties. We may be required to expend significant resources to monitor and protect our intellectual property rights. The intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our products, have not been fully addressed by U.S. courts or other federal, state or foreign laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. In addition, any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we were to prevail.
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
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, distributed denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. These threats may be increased due to work-from-home policies implemented by us and our customers, suppliers and distributors. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. Our cyber insurance may not protect against all of the costs and liabilities arising from a cyber attack.
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
Our latest floor cleaning robots, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the EU's GDPR and the California Consumer Privacy Act impose significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
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
Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems have and may continue to result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, mandatory or voluntary recall or product upgrades, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. Our quality control procedures relating to the raw materials and components that we receive from third-party suppliers as well as our quality control procedures relating to our products after those products are designed, manufactured and packaged may not be sufficient. In addition, increased development and warranty costs, including the costs of any mandatory or voluntary recall, could be substantial and could reduce our operating margins. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have in the past and may in the future incorporate AI solutions into our products and features, and these applications may continue to become increasingly important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our products due to the nature of the computing costs involved in such systems. In addition, the use of AI applications may result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, increased research and development costs, or legal liability. The rapid evolution of AI, including potential government regulation of AI, require significant resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Risks Related to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. Recently, our stock price has significantly fluctuated and declined. During the pendency of the Merger, the trading price of our common stock was volatile, has continued to be volatile since the termination of the Merger Agreement, and may fluctuate significantly in the future in response to numerous factors, many of which are outside our control. From August 5, 2022 (the date of the initial announcement of the proposed merger with Amazon) until February 26, 2024, the closing price per share of our common stock ranged from a high of $59.92 to a low of $11.63. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of the common stock of many technology companies in ways that may have been unrelated to such companies’ operating performance. In addition, the market price of our common stock may be, and we believe recently has been, significantly impacted by investors covering large short positions in our common stock. Furthermore, we believe the market price of our common stock should reflect future growth and profitability expectations. If we fail to meet these expectations, the market price of our common stock may significantly decline.
In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:
•investors that acquired our common stock during the pendency of the Merger may sell their shares of common stock;

•stockholder litigation could be brought against us relating to the termination of the Merger Agreement;
•loss of key personnel;
•actual or anticipated variations in our quarterly operating results, including fluctuations resulting from changes in foreign exchange rates, or the quarterly financial results of companies perceived to be similar to us;
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
•disruptions to our supply chain due to inclement weather, pandemics, labor disruptions, terrorism, hostile acts or other factors beyond our control;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, and availability of our data, including customer data. We have strategically integrated cybersecurity risk management into our broader risk management framework, and incorporate cybersecurity considerations into our decision-making processes. iRobot's IT department evaluates and addresses cybersecurity risks in alignment with our risk profile, business objectives, and operational needs. In support of these processes, we employ cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks.
In addition, iRobot's internal audit team facilitates risk assessment activities and manages formal IT general controls, evidence collection, and attestation for SOX compliance. We also engage with a range of external experts, including cybersecurity assessors and consultants to support the evaluation and testing of our risk management systems. These third parties assist with the preparation of threat assessments and penetration tests, and consult on security enhancements.
As part of our cybersecurity risk management program, we also implement risk-based processes to oversee and evaluate third-party vendors. Pursuant to these processes, as appropriate, we conduct security assessments of third-party vendors prior to onboarding, as well as ongoing monitoring of critical third-party vendors.
Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to security incidents related to our and our third-party vendors’ data and systems. For more information, please see the risk factor entitled "Cybersecurity risks could adversely affect our business and disrupt our operations" in Item 1A - Risk Factors.
Governance Related to Cybersecurity Risks
The Board of Directors ("Board") has delegated oversight of the Company's cybersecurity risk management program to the Audit Committee. The Audit Committee is composed of board members with diverse expertise, including in the areas of risk management, technology, and finance. The Audit Committee periodically provides input regarding cybersecurity topics and initiatives, including the results of assessments, and cybersecurity policies.
The Security Director and the Chief Information Officer ("CIO") have primary responsibility for informing the Audit Committee on cybersecurity risks. They provide periodic briefings to the Audit Committee, which may include topics such as updates regarding the cybersecurity threat landscape, the status of ongoing cybersecurity-related initiatives and strategies, and regulatory requirements.
The CIO has primary responsibility for assessing, monitoring and managing our cybersecurity risks, informed by thirty years of experience focusing on cloud, cybersecurity, and privacy in leadership roles at public companies. The Security Director also has thirty years of experience in the software and security industry, with executive positions in product security, security intelligence and data science. In his capacity at iRobot, the Security Director implements and oversees information security processes and regularly informs the Chief Financial Officer and CIO of cybersecurity developments, including potential threats and risk management techniques.

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of January 26, 2024, there were approximately 27,964,564 shares of our common stock outstanding held by approximately 182 stockholders of record.
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
Overview
iRobot is a leading global consumer robot company that designs and builds robots that empower people to do more. With over 30 years of AI and advanced robotics experience, we are focused on building thoughtful robots and developing intelligent home innovations that help make life better for millions of people around the world. iRobot's portfolio of home robots and smart home devices features proprietary technologies for the connected home and advanced concepts in cleaning, mapping and navigation, human-robot interaction and physical solutions. Leveraging this portfolio, we plan to add new capabilities and expand our offerings to help consumers make their homes easier to maintain, more efficient, more secure and healthier places to live.
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS. The software intelligence of iRobot OS powers our portfolio of connected robotic floorcare products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will help support our long-term vision of building out a larger ecosystem that encompasses a broader range of robots. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories. To continue expanding our business globally and increase our profitability in a highly competitive marketplace, we have continued to make progress on each key element of our strategy: innovate, get, keep and grow. Customer demand for more 2-in-1 robotic cleaners from iRobot continues to grow. In September 2023, we introduced the Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+, our most powerful and intelligent robot. We also introduced thoughtful iRobot OS features Dirt Detective and SmartScrub, our latest cleaning automation features. In addition, we continued to expand our connected customer base, maintained overall high levels of customer satisfaction and product utilization, and advanced key commercial activities aimed at increasing existing customer revenue, especially through our direct-to-consumer channel.
Our total revenue for fiscal 2023 was $890.6 million, declining 24.7% from revenue of $1,183.4 million in fiscal 2022. Geographically, domestic revenue declined by $186.6 million, or 30.3%, and international revenue declined by $106.2 million, or 18.7%. Continuing from 2022, our revenue performance was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and resultant spending. The overall market conditions continued to be challenging and we saw increased competition in EMEA, Japan and the U.S. throughout 2023. In 2023, we focused on managing our cash and executing on our near-term robotic floorcare roadmaps, while working to obtain necessary regulatory approvals to complete the Transactions with Amazon. To achieve our goals for the year and set us up for success, we continued to implement a variety of measures to reduce spending, including workforce reductions. During the third quarter of 2022, we reduced our workforce and terminated approximately 100 employees. During the first quarter of fiscal 2023, we further reduced our workforce by approximately 85 employees. We ended 2023 with 1,113 employees, a total reduction of 325 employees since the second quarter of fiscal 2022. In addition to the reduction of our headcount, we signed two additional sublease agreements in the second quarter of fiscal 2023 to sublease portions of our headquarters. During 2023, we also scaled back working media and other demand-generation activities, limited investment in non-robotic floorcare product categories and engaged in minimal new hiring. These actions contributed to a total reduction of $130.2 million in operating expenses for fiscal 2023 as compared to the prior fiscal year. During 2023, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of the business. As of December 30, 2023, our inventory balance was $152.5 million, a reduction of $132.8 million from the end of fiscal 2022. To improve our liquidity, we entered into a $200.0 million Term Loan in July 2023 to fund our ongoing operations.

In March 2022, the Section 301 List 3 Tariff Exclusion was reinstated, which eliminated the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. This exclusion, which was subsequently extended until September 30, 2023 and then further extended until May 31, 2024, entitled us to a refund of approximately $32.0 million in tariffs paid. During fiscal 2022, we recognized a benefit of $11.7 million from tariff refunds as reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. We received $5.2 million and $26.8 million of the tariff cash refund during fiscal 2023 and 2022, respectively.
Term Loan
On July 24, 2023, we entered into a Credit Agreement with a syndicate of lenders providing for a $200.0 million senior secured term loan credit facility. Total proceeds from the Term Loan were $188.2 million, net of $11.8 million of debt issuance costs, which will be used to fund our ongoing operations. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 9 to our consolidated financial statements.
Merger Agreement
As previously disclosed, on August 4, 2022, we entered into an Agreement and Plan of Merger with Amazon.com, Inc., a Delaware corporation, and Martin Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Amazon, providing for, among other things, the merger of Merger Sub with and into iRobot, with us surviving the merger as a wholly owned subsidiary of Parent. On July 24, 2023, iRobot, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement. The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan (see Note 9 to our consolidated financial statements).
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee will be set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter. As used in this Annual Report on Form 10-K, "fiscal 2023" refers to the 52-week fiscal year ending December 30, 2023, "fiscal 2022" refers to the 52-week fiscal year ended December 31, 2022, and "fiscal 2021" refers to the 52-week fiscal year ended January 1, 2022.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss and operating margin. In fiscal 2023, 2022 and 2021, we had gross profit of $196.2 million, $350.1 million and $550.3 million, gross margin of 22.0%, 29.6%, and 35.1%, operating loss of ($264.1) million, ($240.4) million, and ($1.1) million and operating margin of (29.7)%, (20.3)% and (0.1)%, respectively. A summary of key metrics and certain non-GAAP financial measures for fiscal 2023, 2022 and 2021, is as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
	(dollars in thousands, except average gross selling prices)
	(unaudited, except for total revenue)
Total Revenue	$890,580	$1,183,383	$1,564,987

Non-GAAP Gross Profit	$200,435	$348,385	$552,573
Non-GAAP Gross Margin	22.5%	29.4%	35.3%

Non-GAAP Operating (Loss) Income*	$(198,775)	$(172,594)	$24,792
Non-GAAP Operating Margin*	(22.3)%	(14.6)%	1.6%

Total robot units shipped (in thousands)	3,034	4,182	5,602
Average gross selling prices for robot units	$360	$337	$332

* Beginning in the fourth quarter of 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the 2022 and 2021 fiscal year measures differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
Tariff Refunds: Our exclusion from Section 301 List 3 tariff was reinstated in March 2022, which temporarily eliminates tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion, which was subsequently extended until December 31, 2023, and then further extended until May 31, 2024, entitles us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our fiscal 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact to our current period earnings.
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
Debt issuance costs: Debt issuance costs include various incremental fees and commission paid to third parties in connection with the issuance of debt.
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We regularly assess the need to record valuation allowances based on non-GAAP profitability and other factors. We also exclude certain tax items, including the impact from stock-based compensation windfalls/shortfalls, that are not reflective of income tax expense incurred as a result of current period earnings. During fiscal 2023, we concluded that, based on the introduction of negative evidence associated with increased expenses expected from the Term Loan issued during 2023, it is no longer more likely than not that the net deferred tax assets are recoverable on a non-GAAP basis. Accordingly, we recorded a valuation allowance as a non-GAAP adjustment during fiscal 2023.
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

The following table reconciles gross profit, operating loss, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for fiscal 2023, 2022, and 2021:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
	(in thousands, except per share amounts)
GAAP Gross Profit	$196,197	$350,093	$550,299
Amortization of acquired intangible assets	1,166	2,812	1,223
Stock-based compensation	3,160	2,194	1,321
Tariff refunds	—	(11,727)	(270)
Net merger, acquisition and divestiture expense	(262)	462	—
Restructuring and other	174	4,551	—
Non-GAAP Gross Profit	$200,435	$348,385	$552,573
GAAP Gross Margin	22.0%	29.6%	35.1%
Non-GAAP Gross Margin	22.5%	29.4%	35.3%

GAAP Operating Loss	$(264,080)	$(240,383)	$(1,100)
Amortization of acquired intangible assets	6,532	15,361	2,253
Stock-based compensation	36,056	31,905	21,694
Tariff refunds	—	(11,727)	(270)
Net merger, acquisition and divestiture expense	14,562	18,657	2,059
Restructuring and other	8,155	13,593	156
Non-GAAP Operating (Loss) Income*	$(198,775)	$(172,594)	$24,792
GAAP Operating Margin	(29.7)%	(20.3)%	(0.1)%
Non-GAAP Operating Margin*	(22.3)%	(14.6)%	1.6%

GAAP Net (Loss) Income	$(304,710)	$(286,295)	$30,390
Amortization of acquired intangible assets	6,532	15,361	2,253
Stock-based compensation	36,056	31,905	21,694
Tariff refunds	—	(11,727)	(270)
Net merger, acquisition and divestiture expense	14,562	18,657	2,059
Restructuring and other	8,155	13,593	156
Loss (gain) on strategic investments	3,910	19,718	(30,063)
Debt issuance costs	11,837	—	—
Income tax effect	9,611	76,424	(1,969)
Non-GAAP Net (Loss) Income*	$(214,047)	$(122,364)	$24,250

GAAP Net (Loss) Income Per Diluted Share	$(11.01)	$(10.52)	$1.08
Dilutive effect of non-GAAP adjustments*	3.28	6.02	(0.22)
Non-GAAP Net (Loss) Income Per Diluted Share*	$(7.73)	$(4.50)	$0.86

* Beginning in the fourth quarter of 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the 2022 and 2021 fiscal year measures differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
The accounting policies, methods and estimates used to prepare our financial statements are described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment:
•revenue recognition;
•goodwill and other long-lived assets;
•fair value of Term Loan; and
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
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
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
Fair Value of Term Loan
We elected to account for the Term Loan under Accounting Standards Codification ("ASC") No. 825 "Financial Instruments" using the fair value option. In valuing the Term Loan, we utilized the valuation from an independent third-party specialist, which uses a discounted cash flow valuation model. Estimates of the fair value are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.
Accounting for Income Taxes
We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In making this assessment, we consider historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. Based on our assessment, we have concluded that a valuation allowance on our U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	$890,580	$1,183,383	$1,564,987
Cost of revenue:
Cost of product revenue	693,217	830,478	1,013,465
Amortization of acquired intangible assets	1,166	2,812	1,223
Total cost of revenue	694,383	833,290	1,014,688
Gross profit	196,197	350,093	550,299
Operating expenses:
Research and development	144,087	166,508	161,331
Selling and marketing	201,676	293,307	289,848
General and administrative	109,148	118,112	99,190
Amortization of acquired intangible assets	5,366	12,549	1,030
Total operating expenses	460,277	590,476	551,399
Operating loss	(264,080)	(240,383)	(1,100)
Other (expense) income, net	(28,975)	(21,300)	29,384
(Loss) income before income taxes	(293,055)	(261,683)	28,284
Income tax expense (benefit)	11,655	24,612	(2,106)
Net (loss) income	$(304,710)	$(286,295)	$30,390

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	77.9	70.2	64.8
Amortization of acquired intangible assets	0.1	0.2	0.1
Total cost of revenue	78.0	70.4	64.9
Gross margin	22.0	29.6	35.1
Operating expenses:
Research and development	16.2	14.1	10.3
Selling and marketing	22.6	24.8	18.5
General and administrative	12.3	10.0	6.3
Amortization of acquired intangible assets	0.6	1.0	0.1
Total operating expenses	51.7	49.9	35.2
Operating loss	(29.7)	(20.3)	(0.1)
Other (expense) income, net	(3.2)	(1.8)	1.9
(Loss) income before income taxes	(32.9)	(22.1)	1.8
Income tax expense (benefit)	1.3	2.1	(0.1)
Net (loss) income	(34.2)%	(24.2)%	1.9%

Comparison of Years Ended December 30, 2023, December 31, 2022 and January 1, 2022
Revenue
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
The following table shows revenue for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Revenue	$890,580	$1,183,383	$1,564,987	$(292,803)	$(381,604)
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Revenue decreased 24.7% to $890.6 million in fiscal 2023 from $1,183.4 million in fiscal 2022. Geographically, in fiscal 2023, domestic revenue decreased $186.6 million, or 30.3%, while international revenue decreased $106.2 million, or 18.7%, which primarily reflected a 21.4% decrease in Japan and 10.8% decrease in EMEA. The decrease in revenue also reflected a 27.5% decrease in total robots shipped, offset by a 6.8% increase in gross average selling price driven by product mix to our premium robots for fiscal 2023, compared to fiscal 2022. The decrease in revenue and robots shipped during fiscal 2023 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market.
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
Cost of Product Revenue
Cost of product revenue primarily consists of product cost, including costs of our contract manufacturers for production and component product costs, inbound and outbound freight, import duties, tariffs, logistics and fulfillment costs, manufacturing and tooling equipment depreciation, hosting costs, warranty cost and excess and obsolete inventory write-downs. In addition, we include other expenses associated with supply chain logistics including personnel-related expenses We outsource the manufacture of our products to contract manufacturers in southern China and Malaysia. During 2023, we successfully scaled manufacturing capacity in Malaysia. In addition, because our purchase contracts with our contract manufacturers in China and Malaysia are typically denominated in U.S. dollars, changes in currency exchange rates may impact our suppliers and increase our prices.
The following table shows cost of product revenue for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Cost of product revenue	$693,217	$830,478	$1,013,465	$(137,261)	$(182,987)
As a percentage of revenue	77.9%	70.2%	64.8%
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Cost of product revenue decreased $137.3 million, or 16.5%, to $693.2 million in fiscal 2023, compared to $830.5 million in fiscal 2022. The decrease in cost was primarily driven by the 24.7% decrease in revenue and lower product costs and ocean freight costs on new inventory purchased and sold during the year as we have seen improvements in the industry-wide supply chain environment post-pandemic. The lower costs were offset by higher rework costs on our fiscal 2022 on-hand inventory to fulfill current year orders as we continued to focus on reducing inventory. During fiscal 2023, the cost was also impacted by higher losses related to purchase commitments with our contract manufacturers and higher excess and obsolete inventory write-

downs. The decrease in cost was also offset by the $11.7 million benefit to cost of product revenue related to tariffs expensed in fiscal 2021 during fiscal 2022.
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Cost of product revenue decreased $183.0 million, or 18.1%, to $830.5 million in fiscal 2022, compared to $1,013.5 million in fiscal 2021. The decrease in cost was primarily driven by the 24.4% decrease in revenue, lower Section 301 tariff expense and lower warranty costs in fiscal 2022, compared to fiscal 2021. In March 2022, we were granted a temporary exclusion from Section 301 List 3 tariffs which eliminated the 25% tariff on Roomba products imported from China beginning on October 12, 2021 and continuing until December 31, 2022. The temporary exclusion was subsequently extended until May 31, 2024. As a result of this exclusion, during fiscal 2022, we recorded a net tariff benefit of $8.8 million including approximately $11.7 million benefit recognized to cost of product revenue related to tariffs expensed in prior year, compared to $48.3 million in tariff expense during fiscal 2021. The decrease was offset by higher supply chain cost continuing from the second half of fiscal 2021, a one-time action associated with the consolidation of warehouses of $4.0 million in the U.S., as well as higher logistics costs associated with the elevated inventory levels in fiscal 2022.
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
The following table shows gross profit for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Gross profit	$196,197	$350,093	$550,299	$(153,896)	$(200,206)
Gross margin	22.0%	29.6%	35.1%
Year ended December 30, 2023 as compared to the year ended December 31, 2022
    Gross profit decreased $153.9 million, or 44.0%, to $196.2 million (22.0% of revenue) in fiscal 2023 from $350.1 million (29.6% of revenue) in fiscal 2022. Gross margin decreased 7.6 percentage points driven by continued increases in promotional and pricing activities, lower leverage on our fixed costs, higher rework costs on our on-hand inventory to fulfill orders as we continued to focus on reducing our inventory from fiscal 2022. The gross margin was also negatively impacted by higher losses related to purchase commitments with our contract manufacturers and higher excess and obsolete inventory write-downs during the year. In addition, during the first quarter of 2022, we recognized an $11.7 million benefit from tariff refunds. The decrease in gross margin is partially offset by lower product costs and ocean freight costs on new inventory purchased and sold during this fiscal year as we have seen improvements in the industry-wide supply chain environment post-pandemic, favorable impact from improved channel mix to our direct-to-consumer channel, as well as reduced people-related costs as a result of the restructuring activities.
On January 29, 2024, following the termination of the Merger Agreement, we announced the implementation of an operational restructuring plan to drive profitability. This plan includes gross margin improvements through a focus on design-to-value and more beneficial terms with our existing and new manufacturing partners. Although we had already begun cost reduction and cash management strategies beginning with our reduction in force in August 2022, our ability to deliver sustainable gross margin improvement will largely depend over time on our ability to drive revenue growth and seasonality of our business.
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
•occupancy and other overhead costs; and
•restructuring charges.
Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. On January 29, 2024, following the termination of the Merger Agreement, we announced the implementation of an operational restructuring plan to drive profitability. This plan includes a reduction in workforce as well as shifting lower-value commodity engineering work with greater reliance on contract manufacturers. We will continue to invest in software intelligence, higher-value robotics, computer vision, machine learning and complex mechanical design to improve the core functionality of our robots. We are committed to consistently maintaining our high level of innovative design and development of new products as we strive to enhance our ability to serve our existing consumer markets as well as new markets for robots. We anticipate that in fiscal 2024, research and development expenses will decrease in absolute dollars and as a percentage of revenue.
The following table shows research and development costs for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Research and development	$144,087	$166,508	$161,331	$(22,421)	$5,177
As a percentage of revenue	16.2%	14.1%	10.3%
Year ended December 30, 2023 as compared to the year ended December 31, 2022
    Research and development expenses decreased $22.4 million, or 13.5%, to $144.1 million (16.2% of revenue) in fiscal 2023 from $166.5 million (14.1% of revenue) in fiscal 2022. This decrease was primarily due to a $11.2 million decrease in people-related costs associated with lower headcount, a $6.4 million decrease in program-related costs, a $3.7 million decrease in retention bonuses associated with the Merger and a $1.8 million decrease in short-term incentive compensation cost due to underperformance in fiscal 2023. These decreases are partially offset by a $1.9 million increase related to stock-based compensation.
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Research and development expenses increased $5.2 million, or 3.2%, to $166.5 million (14.1% of revenue) in fiscal 2022 from $161.3 million (10.3% of revenue) in fiscal 2021. This increase was primarily due to a $4.2 million increase in people-related costs associated with additional headcount during the first half of 2022, $1.8 million of retention bonuses associated with the Merger and $1.3 million of severance-related costs associated with the August 2022 restructuring, partially offset by a $3.2 million decrease in short-term incentive compensation costs.
Selling and Marketing
    Our selling and marketing expenses consist primarily of:
•salaries and related costs for sales and marketing personnel;
•advertising, marketing and other brand-building costs;
•product display expenses;
•customer service costs;
•technology subscription and cloud expenses; and
•restructuring charges.
On January 29, 2024, following the termination of the Merger Agreement, we announced the implementation of an operational restructuring plan to drive profitability. This announced plan includes a reduction in workforce and is designed to target our selling and marketing expenditures to a level consistent with industry standards in the consumer products market by centralizing resources on more limited geographies and consolidate marketing efforts for efficiencies. We anticipate that in fiscal 2024, selling and marketing expenses will decrease in absolute dollars and as a percentage of revenue.

The following table shows selling and marketing costs for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Selling and marketing	$201,676	$293,307	$289,848	$(91,631)	$3,459
As a percentage of revenue	22.6%	24.8%	18.5%
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Selling and marketing expenses decreased by $91.6 million, or (31.2)%, to $201.7 million (22.6% of revenue) in fiscal 2023 from $293.3 million (24.8% of revenue) in fiscal 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $65.9 million as well as a $16.4 million decrease in people-related costs associated with lower headcount.
Year ended December 31, 2022 as compared to the year ended January 1, 2022
Selling and marketing expenses increased by $3.5 million, or 1.2%, to $293.3 million (24.8% of revenue) in fiscal 2022 from $289.8 million (18.5% of revenue) in fiscal 2021. This increase was primarily driven by $2.5 million severance-related costs associated with the August 2022 restructuring, a $2.4 million increase in people-related costs associated with additional headcount during the first half of 2022 and a $2.2 million increase related to stock-based compensation driven by lower expense in the prior year from our performance-based restricted stock units that are based on certain financial performance targets. In addition, the increase was also attributable to a $1.7 million increase in technology related costs including cloud service and maintenance and support fees, and $1.3 million in retention bonuses associated with the Merger. These increases were partially offset by a $4.2 million decrease from prior year on consulting services costs that supported enhancements of our direct-to-consumer sales channel, digital marketing and e-commerce capabilities, and a $1.5 million decrease on product display related costs.
General and Administrative
    Our general and administrative expenses consist primarily of:
•salaries and related costs for executives and administrative personnel;
•professional services costs;
•information systems and infrastructure costs;
•travel and related costs;
•occupancy and other overhead costs;
•acquisition-related costs associated with the Merger, including legal fees and retention bonuses; and
•restructuring charges.
The following table shows general and administrative costs for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
General and administrative	$109,148	$118,112	$99,190	$(8,964)	$18,922
As a percentage of revenue	12.3%	10.0%	6.3%
Year ended December 30, 2023 as compared to the year ended December 31, 2022
General and administrative expenses decreased by $9.0 million, or 7.6%, to $109.1 million (12.3% of revenue) in fiscal 2023 from $118.1 million (10.0% of revenue) in fiscal 2022. This decrease was driven by reductions of $4.5 million in people-related costs associated with lower headcount, $3.8 million in retention bonuses associated with the Merger, $3.5 million in intellectual property litigation costs, $2.0 million related to the allowance for credit losses as well as $1.0 million in short-term incentive compensation costs in fiscal 2023. The decrease was partially offset by a non-cash restructuring charge of $4.6 million associated with subleasing portions of our headquarters. During fiscal 2023 and 2022, we incurred $0.5 million and $4.5 million, respectively, in restructuring charges associated with the August 2022 and February 2023 restructuring plans. During fiscal 2023 and 2022, we incurred $17.8 million and $15.3 million, respectively, in fees associated with the Merger which was terminated in January 2024.

Year ended December 31, 2022 as compared to the year ended January 1, 2022
General and administrative expenses increased by $18.9 million, or 19.1%, to $118.1 million (10.0% of revenue) in fiscal 2022 from $99.2 million (6.3% of revenue) in fiscal 2021. This increase was primarily driven by a $13.9 million increase in acquisition-related costs, including retention bonuses and legal fees, associated with the Merger and a $6.2 million increase related to stock-based compensation driven by lower expense in prior year from our performance-based restricted stock units that are based on certain financial performance targets. The increase was also attributable to $4.5 million in restructuring charges associated with the Facility restructuring as described in Note 2 to the consolidated financial statements and August 2022 restructuring in fiscal 2022, a $3.0 million increase on enterprise software maintenance, support and services cost, and a $2.7 million increase related to the allowance for credit losses. These increases were partially offset by a $10.2 million decrease in legal fees driven by lower intellectual property litigation costs.
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
The following table shows total amortization expense for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Cost of revenue	$1,166	$2,812	$1,223	$(1,646)	$1,589
Operating expense	5,366	12,549	1,030	(7,183)	11,519
Total amortization expense	$6,532	$15,361	$2,253	$(8,829)	$13,108
As a percentage of revenue	0.7%	1.3%	0.1%
Amortization of acquired intangible assets during fiscal 2023 and 2022, are primarily related to $4.9 million and $11.1 million, respectively, of recorded impairment loss on acquired intangible assets associated with the acquisition of Aeris Cleantec AG.
Other (expense) income, net
Other (expense) income, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments, debt issuance costs, and adjustments related to the change in fair value of debt. Other (expense) income, net during fiscal 2023, 2022 and 2021 consists of the following (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Interest income	$5,615	$1,408	$527
Interest expense	(12,857)	(1,875)	(19)
Changes in fair value of Term Loan	(5,904)	—	—
Debt issuance costs	(11,837)	—	—
Gain (loss) on strategic investments	(3,910)	(19,718)	30,063
Other	(82)	(1,115)	(1,187)
Total other (expense) income, net	$(28,975)	$(21,300)	$29,384
As a percentage of revenue	(3.2)%	(1.8)%	1.9%

In connection with the Term Loan issued in July 2023, we incurred one-time debt issuance costs of $11.8 million, a non-cash charge due to change in fair value of our Term Loan and higher cash interest expense during fiscal 2023. These increases are offset by higher interest income due to higher yields on our cash and cash equivalents.
Income Tax Provision (Benefit)
The following table shows income tax provision (benefit) for fiscal 2023, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022	$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
Income tax provision (benefit)	$11,655	$24,612	$(2,106)	$(12,957)	$26,718
As a percentage of pre-tax income	(4.0)%	(9.4)%	(7.4)%

Year ended December 30, 2023 as compared to the year ended December 31, 2022
We recorded an income tax provision of $11.7 million and an income tax provision of $24.6 million for fiscal 2023 and fiscal 2022, respectively. The $11.7 million income tax provision for fiscal 2023 resulted in an effective income tax rate of (4.0)%. The $24.6 million income tax provision for fiscal 2022 resulted in an effective income tax rate of (9.4)%.
Our effective income tax rate of (4.0)% for fiscal 2023 differed from the federal statutory tax rate of 21% primarily due to the recording of a full valuation allowance against our U.S. and certain foreign deferred tax assets. We have assessed, on a jurisdictional basis, the realization of our net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have concluded that a valuation allowance on our U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
Year ended December 31, 2022 as compared to the year ended January 1, 2022
We recorded an income tax provision of $24.6 million and an income tax benefit of $2.1 million for fiscal 2022 and fiscal 2021, respectively. The provision for fiscal 2022 resulted in an effective tax rate of (9.4)%. The $2.1 million benefit for fiscal 2021 resulted in an effective income tax rate of (7.4)%.
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
Liquidity and Capital Resources
At December 30, 2023, our cash and cash equivalents were $185.1 million, and we also had restricted cash of $1.0 million and $1.8 million included in other current assets and other assets, respectively. Our working capital, which represents our total current assets less total current liabilities, was $178.3 million as of December 30, 2023, compared to $232.1 million as of December 31, 2022. Cash and cash equivalents held by our foreign subsidiaries totaled $16.4 million as of December 30, 2023. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of December 30, 2023.
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. As a result of the termination of the

Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the proceeds will be set aside in a restricted account to be used for future repayments of the Term Loan subject to our limited right to utilize such amounts for the purchase of inventory.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the fiscal years ended December 30, 2023 and December 31, 2022, we spent $2.9 million and $12.3 million, respectively, on capital expenditures.
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
Cash used in operating activities
Year ended December 30, 2023
Net cash used in our operations for the fiscal year ended December 30, 2023 was $114.8 million, of which the principal components were our net loss of $304.7 million, partially offset by the non-cash charges of $79.4 million and the cash inflow of $110.6 million from change in working capital. The change in working capital was mainly driven by the reduction in inventory. During 2023, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of our business reducing days in inventory from 95 days at end of fiscal 2022 to 56 days at the end of fiscal 2023. As of December 30, 2023, our inventory balance was $152.5 million, a reduction of $132.8 million from the end of fiscal 2022.
Year ended December 31, 2022
Net cash used in our operations for the fiscal year ended December 31, 2022 was $90.0 million, of which the principal components were our net loss of $286.3 million, partially offset by the non-cash charges of $117.3 million and the cash inflow of $79.0 million from changes in working capital. The change in working capital was driven by net cash inflows of $94.8 million and $49.4 million related to accounts receivable and inventory, respectively, offset by net cash outflows of $73.6 million in accounts payable driven by a decrease in accrued expense and payables primarily due to lower inventory purchases.
Cash (used in) provided by investing activities
Year ended December 30, 2023
Net cash used in investing activities for the fiscal year ended December 30, 2023 was $3.1 million, primarily related to the purchase of machinery and tooling for new products.
Year ended December 31, 2022
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
Cash provided by financing activities
Year ended December 30, 2023
Net cash provided by financing activities for the fiscal year ended December 30, 2023 was $185.4 million, primarily related to proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs.
Year ended December 31, 2022
Net cash provided by financing activities for the fiscal year ended December 31, 2022 was $2.9 million. During the year ended December 31, 2022, we received $4.7 million from employee stock plans and paid $1.8 million upon vesting of restricted stock where 30,023 shares were retained by us to cover employee tax withholdings.

Debt
Term Loan
On July 24, 2023, we entered into a Credit Agreement (the "Credit Agreement") by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). During fiscal 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 9 to our consolidated financial statements.
Credit Facility
In conjunction with entering into the Term Loan on July 24, 2023, we terminated the $100.0 million secured revolving line of credit which would otherwise have expired in September 2024.
Lines of Credit
As of December 30, 2023, we had letters of credit outstanding of $0.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 30, 2023, we had no outstanding balance under the guarantee line of credit.
Liquidity
The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
In fiscal 2023, our performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. During fiscal 2023, our revenue declined 25% from fiscal 2022. The lower revenue has resulted in operating losses of $264.1 million and operating cash outflows of $114.8 million for fiscal 2023. On July 24, 2023, we entered into the $200.0 million Term Loan. Total proceeds from the Term Loan were $188.2 million, net of debt issuance costs, which will be used to fund our ongoing operations. As a result, we ended fiscal 2023 with cash and cash equivalents of $185.1 million compared to $117.9 million as of December 31, 2022.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the audited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account the restructuring actions already implemented in fiscal 2022 and 2023, and maintaining debt covenant compliance. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course. On January 29, 2024, following the termination of the Merger Agreement, we announced we will implement an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability. The 2024 operational restructuring plan is structured to:
•achieve gross margin improvements through a focus on design-to-value and more beneficial terms with our existing and new manufacturing partners;
•lower research and development expenditure by pausing work unrelated to our core floorcare business and shifting to greater reliance on contract manufacturers as it relates to the lower-value commodity engineering work;
•return selling and marketing expenditures to a more normalized level, consistent with industry standards in the consumer products market, by centralizing resources on more limited geographies and consolidate marketing efforts for efficiencies;
•further reduce headcount by approximately 350 employees, which represents approximately 31% of our global workforce as of December 30, 2023. At December 30, 2023, we had 1,113 employees. The already implemented reduction in force during fiscal 2023 and 2022 along with the expected 2024 reduction in force will result in a total reduction of approximately 550 employees since the end of fiscal 2021. In connection with this 2024 workforce reduction, we expect to record restructuring charges of approximately $12 million to $13 million in the first two quarters of 2024 primarily relating to severance packages and related benefits, with the majority of the restructuring charges anticipated in the first quarter of 2024.
In addition to the reduction of our headcount, we signed three sublease agreements during fiscal 2022 and 2023 to sublease portions of our headquarters. We expect these sublease agreements will generate $4.3 million in sublease cash payments in the future over the remaining lease terms. We expect to continue to right size our global real estate footprint through additional subleasing at our corporate headquarters and the elimination of offices in smaller, underperforming geographies.
Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully to ensure efficiency in our working capital. As of December 30, 2023, the inventory balance was $152.5 million, or 56 days, a reduction of $132.8 million, from fiscal 2022. We plan to continue to manage our inventory to a level that better aligns with current run rates and seasonality of the business.
We estimate that such actions, together with the proceeds from the Term Loan, will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements. While we estimate such actions and loan proceeds will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for our products due to competition. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity. In addition, we may need additional financing, including public or private equity or debt financing, to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under the Term Loan, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of December 30, 2023 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Payments on Term Loan (1)	$50,367	$275,573	$—	$—	$325,940
Operating leases (2)	5,172	11,019	10,187	6,734	33,112
Minimum contractual payments	14,250	16,667	1,625	—	32,542
Inventory-related purchase obligations (3)	27,257	—	—	—	27,257
Other obligations	8,235	991	—	—	9,226
Total	$105,281	$304,250	$11,812	$6,734	$428,077
(1)Payments in Less than 1 Year represent $35.0 million repayment as a result of the termination of the Merger Agreement and cash interest using an effective cash interest rate of 11.95% per annum as of January 31, 2024. Payments in 1 to 3 Years represent principal and estimated minimum guaranteed return on Term Loan using 1.7x.
(2)Operating leases obligations include cash inflows from existing contractual facility subleases through April 2030 as of December 30, 2023.
(3)Includes estimated obligations under purchase orders related to inventory. Excludes purchase orders that can be cancelled without penalty.

As of December 30, 2023, we had outstanding purchase orders aggregating approximately $139.2 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $75.2 million related to inventory purchases at our contract manufacturers, of which $27.3 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and some of our accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, we enter into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow us the option to cancel, reschedule and/or adjust the supply requirements based on our business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers and/or suppliers for the cost of the excess components purchased by our contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During fiscal 2023, we paid $14.0 million to our contract manufacturers for such liabilities and recorded as inventory components. In addition, we recognized $10.3 million associated with losses on purchase commitments.
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
We regularly monitor the forecast of non-U.S. dollar revenue and expenses and the level of non-U.S. dollar monetary asset and liability balances to determine if any actions, including possibly entering into foreign currency contracts, should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We use cash flow hedges primarily to reduce the effects of foreign exchange rate changes on sales in Euros and Japanese Yen. These contracts typically have maturities of 1.5 years or less. At December 30, 2023 and December 31, 2022, we had outstanding cash flow hedges with a total notional value of $114.4 million and $362.9 million, respectively.
We also enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of twelve months or less. At December 30, 2023 and December 31, 2022, we had outstanding economic hedges with a total notional value of $252.0 million and $242.0 million, respectively.
At December 30, 2023, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $17.1 million.
Interest Rate Sensitivity
The interest expense on the Term Loan will generally fluctuate with movements of interest rates. To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

At December 30, 2023, we had unrestricted cash and cash equivalents of $185.1 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we have the ability to invest in a variety of securities including, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 30, 2023, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRobot Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Product Returns
As described in Notes 2 and 3 to the consolidated financial statements, the Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and management’s expectation of future returns. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 30, 2023, the Company had reserves for product returns of $24.6 million.
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
February 27, 2024

We have served as the Company’s auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$185,121	$117,949
Accounts receivable, net	79,387	66,025
Inventory	152,469	285,250
Other current assets	48,513	59,076
Total current assets	465,490	528,300
Property and equipment, net	40,395	60,909
Operating lease right-of-use assets	19,642	26,084
Deferred tax assets	8,512	16,248
Goodwill	175,105	167,724
Intangible assets, net	5,044	11,260
Other assets	19,510	24,918
Total assets	$733,698	$835,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,318	$184,016
Accrued expenses	97,999	98,959
Deferred revenue and customer advances	10,830	13,208
Total current liabilities	287,147	296,183
Term loan	201,501	—
Operating lease liabilities	27,609	33,247
Other long-term liabilities	20,954	30,297
Total long-term liabilities	250,064	63,544
Total liabilities	537,211	359,727
Commitments and contingencies (Note 13)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 27,964 and 27,423 shares issued and outstanding, respectively	280	274
Additional paid-in capital	290,755	257,498
(Accumulated deficit) retained earnings	(105,295)	199,415
Accumulated other comprehensive income	10,747	18,529
Total stockholders’ equity	196,487	475,716
Total liabilities and stockholders’ equity	$733,698	$835,443
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue	$890,580	$1,183,383	$1,564,987
Cost of revenue:
Cost of product revenue	693,217	830,478	1,013,465
Amortization of acquired intangible assets	1,166	2,812	1,223
Total cost of revenue	694,383	833,290	1,014,688
Gross profit	196,197	350,093	550,299
Operating expenses:
Research and development	144,087	166,508	161,331
Selling and marketing	201,676	293,307	289,848
General and administrative	109,148	118,112	99,190
Amortization of acquired intangible assets	5,366	12,549	1,030
Total operating expenses	460,277	590,476	551,399
Operating loss	(264,080)	(240,383)	(1,100)
Other (expense) income, net	(28,975)	(21,300)	29,384
(Loss) income before income taxes	(293,055)	(261,683)	28,284
Income tax expense (benefit)	11,655	24,612	(2,106)
Net (loss) income	$(304,710)	$(286,295)	$30,390
Net (loss) income per share:
Basic	$(11.01)	$(10.52)	$1.10
Diluted	$(11.01)	$(10.52)	$1.08
Number of shares used in per share calculations:
Basic	27,676	27,214	27,687
Diluted	27,676	27,214	28,162
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net (loss) income	$(304,710)	$(286,295)	$30,390
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	9,210	(5,853)	(11,730)
Net unrealized gains on cash flow hedges	2,978	39,578	23,715
Net gains on cash flow hedge reclassified into earnings	(24,373)	(23,286)	(3,398)
Net unrealized losses on marketable securities	—	—	(4)
Change in fair value of term loan due to instrument-specific credit risk	4,403	—	—
Total comprehensive (loss) income	$(312,492)	$(275,856)	$38,973
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders’ Equity
	Shares	Value
Balance at January 2, 2021	28,184	$282	$205,256	$599,389	$(493)	$804,434
Issuance of common stock under employee stock plans	143	1	6,718			6,719
Vesting of restricted stock units	369	3	(3)			—
Stock-based compensation			21,694			21,694
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(5,161)			(5,161)
Other comprehensive income					8,583	8,583
Directors' deferred compensation			64			64
Stock repurchases	(1,645)	(16)	(5,915)	(144,069)		(150,000)
Net income				30,390		30,390
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	126	1	4,718			4,719
Vesting of restricted stock units	321	3	(3)			—
Stock-based compensation			31,905			31,905
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(30)	—	(1,775)			(1,775)
Other comprehensive income					10,439	10,439
Net loss				(286,295)		(286,295)
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	601	6	(6)			—
Stock-based compensation			36,056			36,056
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(69)	—	(2,802)			(2,802)
Other comprehensive loss					(7,782)	(7,782)
Net loss				(304,710)		(304,710)
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net (loss) income	$(304,710)	$(286,295)	$30,390
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	32,791	47,869	33,309
Loss (gain) on equity investments	3,910	19,718	(30,063)
Stock-based compensation	36,056	31,905	21,694
Change in fair value of term loan	5,904	—	—
Debt issuance costs expensed under fair value option	11,837	—	—
Deferred income taxes, net	6,563	18,799	(6,934)
Other	(17,694)	(1,003)	5,940
Changes in operating assets and liabilities — (use) source, excluding effects of acquisition
Accounts receivable	(11,748)	94,750	10,290
Inventory	125,710	49,399	(151,193)
Other assets	13,941	52,029	(19,868)
Accounts payable	(4,604)	(73,598)	82,289
Accrued expenses and other liabilities	(12,749)	(43,594)	(7,824)
Net cash used in operating activities	(114,793)	(90,021)	(31,970)
Cash flows from investing activities:
Additions of property and equipment	(2,862)	(12,325)	(29,928)
Purchase of investments	(233)	(3,150)	(10,811)
Cash paid for business acquisition, net of cash acquired	—	—	(71,357)
Sales and maturities of investments	—	17,723	63,976
Net cash (used in) provided by investing activities	(3,095)	2,248	(48,120)
Cash flows from financing activities:
Proceeds from employee stock plans	9	4,719	6,719
Income tax withholding payment associated with restricted stock vesting	(2,802)	(1,775)	(5,161)
Stock repurchases	—	—	(150,000)
Proceeds from term loan	200,000	—	—
Payment of debt issuance costs	(11,837)	—	—
Net cash provided by (used in) financing activities	185,370	2,944	(148,442)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,456	1,321	(2,646)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,938	(83,508)	(231,178)
Cash, cash equivalents and restricted cash at beginning of period	117,949	201,457	432,635
Cash, cash equivalents and restricted cash, at end of period	$187,887	$117,949	$201,457
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$6,117	$8,489	$20,375
Cash paid for interest	$6,522	$1,714	$—

Cash, cash equivalents and restricted cash, at end of period
Cash and cash equivalents	$185,121	$117,949	$201,457
Restricted cash, current (included in other current assets)	1,000	—	—
Restricted cash, non-current (included in other assets)	1,766	—	—
Cash, cash equivalents and restricted cash, at end of period	$187,887	$117,949	$201,457
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
Subsequent Events
As previously disclosed, on August 4, 2022, the Company entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon"), and Martin Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Amazon ("Merger Sub"), providing for, among other things, the merger of Merger Sub with and into iRobot, with the Company surviving the merger as a wholly owned subsidiary of Parent (the "Merger", and, together with the other transactions contemplated by the Merger Agreement (as defined below), (the "Transactions"). On July 24, 2023, iRobot, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement (the "Amendment", and the Original Merger Agreement, as amended and supplemented by the Amendment, the "Merger Agreement"). The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan (see Note 9, Debt, for additional information).
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by the Company’s Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, the Company applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee will be set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. See Note 9, Debt, for additional information.
See Note 17, Subsequent Events, for additional events and details.

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
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. As used in the Annual Report on Form 10-K, "fiscal 2023" refers to the 52-week fiscal year ending December 30, 2023, "fiscal 2022" refers to the 52-week fiscal year ended December 31, 2022, and "fiscal 2021" refers to the 52-week fiscal year ended January 1, 2022.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity
The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
In fiscal 2023, the Company's performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market. During fiscal 2023, the Company's revenue declined 25% from fiscal 2022. The lower revenue has resulted in operating losses of $264.1 million and operating cash outflows of $114.8 million for fiscal 2023. On July 24, 2023, the Company entered into the $200.0 million Term Loan. Total proceeds from the Term Loan were $188.2 million, net of debt issuance costs, which will be used to fund the Company's ongoing operations. As a result, the Company ended fiscal 2023 with cash and cash equivalents of $185.1 million compared to $117.9 million as of December 31, 2022.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the audited consolidated financial statements are issued. Management's assessment included the preparation of cash flow forecasts taking into account the restructuring actions already implemented in fiscal 2022 and 2023, and maintaining debt covenant compliance. Management considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course. On January 29, 2024, following the termination of the Merger Agreement, the Company announced it will implement an operational restructuring plan to more closely align its cost structure with near-term revenue expectations and drive profitability. The 2024 operational restructuring plan is structured to:
•achieve gross margin improvements through a focus on design-to-value and more beneficial terms with the Company's existing and new manufacturing partners;
•lower research and development expenditure by pausing work unrelated to the Company's core floorcare business and shifting to greater reliance on contract manufacturers as it relates to the lower-value commodity engineering work;
•return selling and marketing expenditures to a more normalized level, consistent with industry standards in the consumer products market, by centralizing resources on more limited geographies and consolidate marketing efforts for efficiencies;
•further reduce headcount by approximately 350 employees, which represents approximately 31% of the Company's global workforce as of December 30, 2023. At December 30, 2023, the Company had 1,113 employees. The already implemented reduction in force during fiscal 2023 and 2022 along with the expected 2024 reduction in force will result in a total reduction of approximately 550 employees since the end of fiscal 2021. In connection with this 2024 workforce reduction, the Company expects to record restructuring charges of approximately $12 million to $13 million in the first two quarters of 2024 primarily relating to severance packages and related benefits, with the majority of the restructuring charges anticipated in the first quarter of 2024.
In addition to the reduction of its headcount, the Company signed three sublease agreements during fiscal 2022 and 2023 to sublease portions of its headquarters. iRobot expects these sublease agreements will generate $4.3 million in sublease cash payments in the future over the remaining lease terms. The Company expects to continue to right size its global real estate footprint through additional subleasing at its corporate headquarters and the elimination of offices in smaller, underperforming geographies.
Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully to ensure efficiency in its working capital. As of December 30, 2023, the inventory balance was $152.5 million, or 56 days, a reduction of $132.8 million from fiscal 2022. The Company plans to continue to manage its inventory to a level that better aligns with current run rates and seasonality of the business.
Management estimates such actions, together with the proceeds from the Term Loan, will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements. While management estimates such actions and loan proceeds will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continued rising interest rates, ongoing recessionary conditions or continued reduced demand for the Company's products due to competition. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company's control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business, decreasing working media spending and realigning resources through ongoing attrition without rehiring activity. In addition, the Company may need additional financing,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including public or private equity or debt financing, to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including variable consideration and other obligations such as sales incentives and product returns; allowance for credit losses; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; valuation of debt; product warranties; inventory excess and obsolescence; loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company’s estimates and assumptions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal market risk. At December 30, 2023 and December 31, 2022, cash and cash equivalents totaled $185.1 million and $117.9 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
The Company's restricted cash balances totaled $2.8 million as of December 30, 2023, $1.0 million of which is included in other current assets on the consolidated balance sheet and is used as collateral deposited for foreign currency exchange derivatives. The remaining $1.8 million is included in other assets on the consolidated balance sheet and is used as collateral for the Company's credit card program and to secure the outstanding letters of credit.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of December 30, 2023 and December 31, 2022, the Company had an allowance for credit losses of $2.7 million and $4.7 million, respectively. Bad debt expense recorded in general and administrative expenses in the consolidated statements of operations during fiscal 2023 and 2022 was immaterial.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Allowance for product returns
Balance at beginning of period	$49,151	$56,839	$64,343
Provision	25,948	41,969	61,014
Deduction	(50,449)	(49,657)	(68,518)
Balance at end of period	$24,650	$49,151	$56,839

Allowance for other credits and incentives
Balance at beginning of period	$106,519	$101,606	$142,173
Provision	262,230	269,187	267,821
Deduction	(273,409)	(264,274)	(308,388)
Balance at end of period	$95,340	$106,519	$101,606
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand including consideration of product life cycle status, product development plans and current sales levels. Inventory write-downs and losses on purchase commitments are recorded in cost of revenue. During fiscal 2023, the Company recorded adjustments totaling $6.4 million for obsolete or excess inventory. Amounts for fiscal 2022 and 2021 were not significant. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue and have not been significant for the periods presented.
Tariff Refunds
In March 2022, the Company was granted a temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative. This exclusion was subsequently extended until September 30, 2023, and then further extended until May 31, 2024. During fiscal 2022, the Company recognized a benefit of $11.7 million from tariff refunds as a reduction to cost of product revenue related to tariffs paid on products imported after October 12, 2021 and sold during fiscal 2021. The Company received $5.2 million and $26.8 million of the tariff cash refund during fiscal 2023 and 2022, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalization of Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations. During fiscal 2023 and 2022, the Company recorded amortization expenses of $2.2 million and $1.8 million, respectively, for these implementation costs. Capitalized costs were $5.0 million and $7.3 million as of December 30, 2023 and December 31, 2022, respectively, and are reported as a component of other assets on the Company's consolidated balance sheets.
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
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill during fiscal 2023, 2022 and 2021. The Company performed its annual goodwill impairment analysis on October 5, 2023 using an entity valuation which was derived based on the attribution of the agreed-upon purchase price for the Merger, $51.75 per share. However, the Company identified qualitative factors later during the fourth quarter of 2023 which triggered a second impairment assessment. While seeking regulatory approval for the Merger from various governmental entities, in late December 2023, the European Union indicated its intention to issue a Letter of Facts which decreased the probability of the closing of the Merger. The Company then performed a quantitative assessment of goodwill using the market capitalization approach and concluded that the fair value exceeded the carrying value at the triggering event date, which resulted in no impairment to goodwill. In addition, the Company also performed an impairment assessment on its long-lived assets. As a result, during the fourth quarter of 2023, the Company recorded an impairment charge of $4.9 million related to the acquired intangible assets associated with the acquisition of Aeris Cleantec AG ("Aeris"), which is incremental to the impairment charge of $11.1 million recognized during fiscal 2022 on the acquired Aeris intangible assets (see Note 7). During fiscal 2023 and 2022, the Company incurred impairment charges related to the facility restructuring plan discussed within Restructuring Charges in Note 2. There was no impairment of long-lived assets during fiscal 2021.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. The Company recorded impairment charges of $3.9 million in both fiscal 2023 and 2022, related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other (expense) income, net on the consolidated statements of operations. At December 30, 2023 and December 31, 2022, the Company's equity securities without readily determinable fair values totaled $11.4 million and $15.1 million, respectively, and are included in other assets on the consolidated balance sheets.
Warranty
The Company generally provides a one-year warranty on all of its products except in countries where a two-year warranty is required against defects in materials and workmanship. The Company's standard warranty provides for repair or replacement of the associated products during the warranty period. The Company records estimated warranty costs in cost of product revenue in the period the related revenue is recognized based on historical experience, expectations of future costs to repair or replace including freight and knowledge of specific product failures outside the Company's historical experience. Actual results could differ from these estimates, which could cause increases or decreases to the warranty reserves in future periods.
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
•Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 - inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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
Advertising Expense
Advertising costs are expensed as incurred and included in selling and marketing expenses. During the years ended December 30, 2023, December 31, 2022 and January 1, 2022 advertising expense totaled $87.7 million, $146.6 million and $147.2 million, respectively.
Income Taxes
The Company accounts for its income taxes using the asset and liability method, under which the Company recognizes the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance was maintained and or established in the U.S. and in certain foreign jurisdictions during fiscal 2022 and fiscal 2023. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal. As of December 30, 2023 and December 31, 2022, the Company had a valuation allowance of $178.6 million and $99.4 million, respectively.
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
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 30, 2023 and December 31, 2022, one customer accounted for 17.3% and 16.6%, respectively, of the Company's accounts receivable balance. For the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, there was one customer that accounted for 10% or more of total revenue, representing 24.0%, 22.6% and 21.8%, of the Company's total revenue, respectively.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2023, the financial institutions that accounted for 10% or more of total cash and cash equivalents were as follows:

	December 30, 2023	December 31, 2022
Institution A	58%	91%
Institution B	14%	—%
Institution C	14%	—%
Institution D	14%	—%
Concentration of Supplier
The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, approximately 79%, 51% and 45%, respectively, of the Company's finished goods purchased during each year were from one vendor.
Restructuring Charges
In August 2022, the Company initiated a restructuring of its operations designed to realign its cost structure with near-term revenue and cash flow generation, advance key strategy priorities, increase efficiencies and improve its profitability going forward, and reduced its workforce by approximately 100 employees, which represented 8% of the Company's global workforce. As a follow-on action to the August 2022 Restructuring Plan and in anticipation that market conditions would remain challenging in 2023, the Company initiated a new restructuring program at the beginning of February 2023 to further reduce its workforce by approximately 85 employees, which represented 7% of the Company's global workforce as of December 31, 2022. During fiscal 2023 and 2022, the Company recorded restructuring charges of $3.6 million and $5.2 million, respectively, for employee severance and benefit costs in the consolidated statement of operations. As of December 30, 2023, the Company had outstanding restructuring liabilities of approximately $0.7 million. The Company expects the remaining balance to be substantially paid during the first quarter of 2024.
In fiscal 2022, the Company approved a plan to market portions of its headquarters with the intent to reduce its global office footprint ("Facility restructuring"). In December 2022, the Company executed an agreement to sublease a portion of the space. As a result of the execution of the sublease agreement, the subleased space was considered as one asset group and the Company determined that indicators of impairment existed related to the right-of-use asset and property and equipment associated with the subleased space. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using a discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the sublease term and a discount rate based on the weighted-average cost of capital. In June 2023, the Company executed two additional agreements to sublease portions of its headquarters. The Company identified impairment indicators, conducted a similar impairment test using the same methodology as that used in the December 2022 assessment and concluded that the fair value of the asset group was lower than its carrying value. Based on the results of the Company’s assessment during 2023 and 2022, the Company recognized impairment losses of $4.0 million and $3.4 million, of which $3.0 million and $2.3 million was allocated to the right-of-use asset and $1.0 million and $1.1 million was allocated to property and equipment, respectively. These impairment losses are recorded under general and administrative expenses in the consolidated statements of operations for the fiscal years ended December 30, 2023 and December 31, 2022.
Net (loss) income per share:
Basic (loss) income per share is calculated using the Company's weighted-average outstanding common shares. Diluted (loss) income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net (loss) income	$(304,710)	$(286,295)	$30,390
Weighted-average shares outstanding	27,676	27,214	27,687
Dilutive effect of employee stock plans	—	—	475
Diluted weighted-average shares outstanding	27,676	27,214	28,162
Basic (loss) income per share	$(11.01)	$(10.52)	$1.10
Diluted (loss) income per share	$(11.01)	$(10.52)	$1.08

Employee stock awards representing approximately 0.8 million, 0.9 million and 0.1 million shares of common stock for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures." This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. Adoption of this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on the disclosures included in the notes to the consolidated financial statements for fiscal 2024.
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures for fiscal 2025.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to the Cloud Services is deferred and recognized on a straight-line basis over the estimated term of the Cloud Services. Other services and support are recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 30, 2023 and December 31, 2022 was $18.4 million and $23.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company’s best estimates, and the actual amounts of consideration ultimately received may differ from the Company’s estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 30, 2023, the Company had reserves for product returns of $24.6 million and other credits and incentives of $95.3 million. As of December 31, 2022, the Company had reserves for product returns of $49.2 million and other credits and incentives of $106.5 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During fiscal 2023 and 2022, changes to these estimates related to performance obligations satisfied in prior periods were not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
United States	$428,531	$615,107	$754,173
EMEA	241,221	270,451	470,475
Japan	164,699	209,552	222,772
Other	56,129	88,273	117,567
Total revenue	$890,580	$1,183,383	$1,564,987
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	December 30, 2023	December 31, 2022
Accounts receivable, net	$77,112	$60,268
Unbilled receivables	3,006	6,569
Contract liabilities	18,702	24,140
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables represent revenue recognized in excess of billings. Contract liabilities include deferred revenue associated with the Cloud Services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During fiscal 2023 and 2022, the Company recognized $14.5 million and $13.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

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
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At December 30, 2023, the Company's weighted average discount rate was 4.17%, while the weighted average remaining lease term was 5.95 years.
The components of lease expense were as follows (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease cost	$6,024	$6,622	$8,510
Variable lease cost	2,582	3,644	3,633
Sublease income	(1,276)	—	—
Right-of-use asset impairment	3,048	2,268	—
Total lease cost	$10,378	$12,534	$12,143
Supplemental cash flow information related to leases was as follows (in thousands):

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,781	$8,187	$8,762
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$683	$—	$—
Maturities of operating lease liabilities and sublease payments were as follows as of December 30, 2023 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
2024	$6,287	$(1,115)	$5,172
2025	6,092	(556)	5,536
2026	6,055	(572)	5,483
2027	5,909	(589)	5,320
2028	5,474	(607)	4,867
Thereafter	7,574	(840)	6,734
Total minimum lease payments	$37,391	$(4,279)	$33,112
Less: imputed interest	4,566
Present value of future minimum lease payments	$32,825
Less: current portion of operating lease liabilities (Note 8)	5,216
Long-term lease liabilities	$27,609

5.	Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$117,652	$—	$—
Restricted cash, current (Note 2)	1,000	—	—
Restricted cash, non-current (Note 2)	1,766	—	—
Derivative instruments (Note 10)	—	3,999	—
Total assets measured at fair value	$120,418	$3,999	$—

Liabilities:
Term loan (unpaid principal of $200,000) (Note 9)	$—	$—	$201,501
Derivative instruments (Note 10)	—	7,643	—
Total liabilities measured at fair value	$—	$7,643	$201,501

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$79,005	$—	$—
Derivative instruments (Note 10)	—	5,619	—
Total assets measured at fair value	$79,005	$5,619	$—

Liabilities:
Derivative instruments (Note 10)	$—	$13,793	$—
Total liabilities measured at fair value	$—	$13,793	$—

The following table provides a summary of changes in fair value of our Level 3 instrument for twelve months ended December 30, 2023 (in thousands):

Balance at December 31, 2022	$—
Term loan (Note 9)	200,000
Change in fair value	1,501
Balance at December 30, 2023	$201,501
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of December 30, 2023 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Estimates of the fair value are highly subjective and require judgements regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2023 and 2022, in connection with the long-lived assets impairment analysis, certain intangible assets, right-of-use assets and property and equipment were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. In fiscal 2023, the Company recognized impairment charges of $4.9 million, $3.0 million and $1.0 million, respectively, related to intangible assets, right-of-use assets and property and equipment on its consolidated statement of operations. The fair value of the remaining intangible assets, right-of-use assets and property and equipment at the time of impairment was zero, $1.5 million and zero, respectively. In fiscal 2022, the Company recognized impairment charges of $11.1 million, $2.3 million and $1.1 million, respectively, related to intangible assets, right-of-use assets and property and equipment on its consolidated statement of operations. The fair value of the remaining intangible assets, right-of-use assets and property and equipment at the time of impairment were $5.5 million, $1.6 million and $0.6 million, respectively. See Note 2, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, for additional information.
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. During both fiscal 2023 and 2022, the Company recorded impairment charges of $3.9 million related to investments in non-marketable equity securities and is recorded in other (expense) income, net on the consolidated statement of operations. See Note 2 to the consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
Property and equipment consists of the following (in thousands):

	December 30, 2023	December 31, 2022
Computer and equipment	$10,713	$12,750
Furniture and fixtures	6,954	7,843
Machinery and tooling	93,387	95,332
Leasehold improvements	26,544	29,594
Business applications software	15,956	16,018
Other	5,734	5,223
Subtotal	159,288	166,760
Less: accumulated depreciation	118,893	105,851
Property and equipment, net	$40,395	$60,909
As of December 30, 2023 and December 31, 2022, the net book value of capitalized internal-use software costs was $1.4 million and $2.8 million, respectively, which are included within business applications software.
Depreciation expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $26.3 million, $32.5 million, and $31.1 million, respectively, which included amortization expense of $1.4 million, $2.2 million and $2.3 million, respectively, for capitalized internal-use software.

7.	Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for fiscal 2023 and 2022 (in thousands):

	Goodwill	Intangible assets
Balance as of January 1, 2022	$173,292	$28,410
Purchase accounting adjustments	(583)	—
Amortization	—	(15,361)
Effect of foreign currency translation	(4,985)	(1,789)
Balance as of December 31, 2022	167,724	11,260
Amortization	—	(6,532)
Effect of foreign currency translation	7,381	316
Balance as of December 30, 2023	$175,105	$5,044
Intangible assets consisted of the following (in thousands):

	December 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$26,900	$—	$33,909	$28,383	$5,526
Tradename	100	100	—	100	100	—
Customer relationships	10,121	5,077	5,044	10,104	4,370	5,734
Reacquired distribution rights	30,684	30,684	—	29,915	29,915	—
Non-competition agreements	254	254	—	245	245	—
Total	$68,059	$63,015	$5,044	$74,273	$63,013	$11,260
Amortization expense related to acquired intangible assets was $6.5 million, $15.4 million and $2.3 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
During fiscal 2023 and 2022, the Company evaluated its long-lived assets, including intangible assets, for indicators of impairment. As a result, the Company determined indicators of impairment existed for the asset group associated with the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's acquisition of Aeris, including reduction of the asset group's forecasts as well as its negative operating cash flows and operating losses. The Company concluded the fair value of the asset group associated with the Company's acquisition of Aeris was below its carrying value. Therefore, the Company recorded $4.9 million and $11.1 million impairment losses on these intangible assets in fiscal 2023 and 2022, respectively. These impairment losses are recorded in amortization of acquired intangible assets under operating expenses on the consolidated statements of operations.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

Operating Expenses
2024	$707
2025	707
2026	707
2027	707
2028	707
Thereafter	1,509
Total	$5,044

8.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Accrued warranty	$24,625	$27,379
Accrued compensation and benefits	15,487	22,158
Accrued returns and sales incentives	12,897	1,312
Accrued taxes payable	8,927	12,753
Derivative liability	7,276	7,310
Accrued manufacturing and logistics cost	5,462	970
Current portion of operating lease liabilities	5,216	5,415
Accrued merger related liabilities	4,721	10,895
Accrued interest	4,498	—
Accrued other	8,890	10,767
	$97,999	$98,959

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt
Term Loan
On July 24, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). Total proceeds from the Term Loan were $188.2 million, net of $11.8 million of debt issuance costs. The Term Loan matures on July 24, 2026.
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. A portion of each spread equal to 2.5% is paid-in-kind by capitalizing such portion into principal of the Term Loan. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions.
The Credit Agreement contains customary affirmative covenants, including financial statement reporting requirements and delivery of compliance certificates. The Credit Agreement also contains customary negative covenants that limit the Company's and its subsidiaries' ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on its capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. In addition, the Credit Agreement contains a financial covenant that the Company will not permit its consolidated core assets (comprising cash, accounts receivable and inventory), measured on the last day of each fiscal month, to be less than $250.0 million which amount is subject to increase or decrease upon certain triggers related to the payment or non-payment of any termination fees under the Merger Agreement (or fees in lieu of such termination fees) and the occurrence or non-occurrence of the Merger. As of December 30, 2023, the Company was in compliance with the covenants under the Term Loan.
As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee will be set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $175.8 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return now ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, the Company must certify to its lenders that the Company has proforma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement.
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
The obligations under the Term Loan are guaranteed by the Company and certain of its subsidiaries located in the United States, United Kingdom and Japan. The Company is also required to add additional subsidiaries to guarantee the obligations under the Term Loan as a result of the termination of the Merger Agreement. In addition, the obligations under the Term Loan are secured by a first priority lien on substantially all tangible and intangible property of the Company and the guarantors and pledges of the equity of certain subsidiaries, in each case subject to certain exceptions, limitations and exclusions from the collateral.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under the fair value election, debt issuance costs are expensed as incurred, and debt liability is subsequently valued at fair market value, including interest paid-in-kind, during each reporting period until its settlement. During the fiscal 2023, the Company incurred debt issuance costs of $11.8 million, which are reflected in other expense, net, in the consolidated statement of operations.
The Company's outstanding debt as of December 30, 2023 was as follows (in thousands):

	Classification	December 30, 2023
Term Loan at fair value at issuance		$200,000
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive income (loss)	(4,403)
Remaining changes in fair value	Other (expense) income, net	5,904
Term Loan at fair value as of December 30, 2023		$201,501
During fiscal 2023, the Company recorded $10.6 million of interest expense in other (expense) income, net on the consolidated statement of operations related to the quarterly cash interest, $4.5 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of December 30, 2023.
Credit Facility
In conjunction with the Term Loan on July 24, 2023, the Company terminated its prior $100.0 million secured revolving line of credit which would otherwise have expired in September 2024.
Lines of Credit
The Company has a cash collateralized line for letters of credit with Bank of America, N.A. As of December 30, 2023, the Company had letters of credit outstanding of $0.4 million.
The Company has an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 30, 2023, the Company had no outstanding balance under the guarantee line of credit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts have historically has a maturity of three years or less. At December 30, 2023 and December 31, 2022, the Company had outstanding cash flow hedges with a total notional value of $114.4 million and $362.9 million, respectively. The outstanding contracts have average maturities of 1 year or less.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risk related to short term trade receivables and payables. These contracts typically have maturities of twelve months or less. As of December 30, 2023 and December 31, 2022, the Company had outstanding foreign currency economic hedges with a total notional value of $252.0 million and $242.0 million, respectively.
During the first quarter of 2023, the Company terminated foreign currency forward contracts with a notional value of $151.7 million, resulting in a net cash payment of $2.5 million which was recognized within cash used in operating activities in the consolidated statement of cash flows. During fiscal 2022, the appreciation of the U.S. dollar resulted in the Company’s foreign currency forward contracts being substantially in-the-money. Given the increased cash value of the hedges and the Company’s overall desire to strengthen its cash position, the Company terminated the contracts during the third quarter of 2022, resulting in cash proceeds of $51.7 million which were recognized within cash used in operating activities in the consolidated statement of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. In conjunction with the termination of the existing contracts, the Company entered into new foreign currency forward contracts with the same notional values and value dates.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	December 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,929	$4,288
Foreign currency forward contracts	Accrued expenses	4,586	3,249
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$1,070	$—
Foreign currency forward contracts	Other assets	—	1,331
Foreign currency forward contracts	Accrued expenses	2,690	4,061
Foreign currency forward contracts	Long-term liabilities	367	6,483

(Loss) gain associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Fiscal year ended
	Classification	December 30, 2023	December 31, 2022	January 1, 2022
(Loss) gain recognized in income	Other (expense) income, net	$(121)	$2,951	$(9,779)

The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended (in thousands):

	Gain recognized in OCI on Derivative (1)
	Fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Foreign currency forward contracts	$2,978	$43,735	$31,363

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	December 30, 2023	December 31, 2022	January 1, 2022
	Revenue	Revenue	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$890,580	$1,183,383	$1,564,987

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$24,373	$27,285	$4,493

11.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding as of December 30, 2023 and December 31, 2022.
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
Share Repurchase Activity
In fiscal 2021, the Company repurchased a total of 1,645,172 shares of its common stock, totaling $150.0 million, under the stock repurchase program approved by the Company's Board of Directors.

12.	Stock-Based Compensation
The Company has awards and options outstanding under three stock incentive plans: the 2005 Stock Option and Incentive Plan (the "2005 Plan"), the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with the 2005 Plan and the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the three plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. On May 21, 2020, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 2,495,000 shares, an increase of 745,000 shares. On May 27, 2022, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 3,395,000 shares, an increase of 900,000 shares. Stock awards returned to the Plans, with the exception of those issued under the 2005 Plan, as a result of their expiration, cancellation or termination are automatically made available for issuance under the 2018 Plan. As of December 30, 2023, there were 822,528 shares available for future grant under the 2018 Plan. The Company recognized $36.1 million, $31.9 million and $21.7 million of stock-based compensation expense during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cost of revenue	$3,160	$2,194	$1,321
Research and development	12,391	10,473	9,542
Selling and marketing	5,843	6,358	4,190
General and administrative	14,662	12,880	6,641
Total	$36,056	$31,905	$21,694
Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a three or four year period. As of December 30, 2023, the unamortized compensation costs associated with restricted stock units was $55.3 million with a weighted-average remaining recognition period of 1.96 years.
The following table summarizes the time-based restricted stock unit activity for fiscal 2023, 2022 and 2021:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2021	894,033	$68.97
Granted	523,496	88.73
Vested	(314,427)	71.36
Forfeited	(99,886)	75.82
Outstanding at January 1, 2022	1,003,216	77.85
Granted	638,554	54.26
Vested	(321,443)	78.10
Forfeited	(187,227)	73.45
Outstanding at December 31, 2022	1,133,100	65.21
Granted	1,001,090	42.10
Vested	(567,696)	61.99
Forfeited	(212,895)	61.24
Outstanding at December 30, 2023	1,353,599	$50.09
The aggregate intrinsic value of outstanding time-based restricted stock units at December 30, 2023 was $52.4 million based on the Company's closing stock price on December 30, 2023 of $38.70, with a weighted average remaining contractual term of 1.01 years.
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
The unamortized fair value as of December 30, 2023 associated with performance based restricted stock units was $1.4 million with a weighted-average remaining recognition period of 0.51 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance-based restricted stock unit activity for fiscal 2023, 2022 and 2021:

	Number of Shares Underlying PSU	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2021	229,652	$66.41
Granted	134,127	94.74
Vested	(55,503)	68.41
Forfeited	(23,154)	71.68
Outstanding at January 1, 2022	285,122	78.92
Granted	153,676	57.94
Vested	—	—
Forfeited	(71,616)	97.31
Outstanding at December 31, 2022	367,182	66.55
Granted	—	—
Vested	(32,669)	49.30
Forfeited	(180,620)	54.07
Outstanding at December 30, 2023	153,893	$84.87
The aggregate intrinsic value of outstanding PSUs was $6.0 million based on the Company's closing stock price on December 30, 2023 of $38.70 with a weighted average remaining contractual term of 0.51 years.

13.	Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and some of its accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, the Company enters into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow the Company the option to cancel, reschedule and/or adjust the supply requirements based on its business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers and/or suppliers for the cost of the excess components purchased by its contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During fiscal 2023, the Company paid $14.0 million to its contract manufacturers for such liabilities and recorded as inventory components. In addition, the Company recognized $10.3 million associated with losses on purchase commitments.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 30, 2023 and December 31, 2022, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Balance at beginning of period	$27,379	$32,019	$24,392
Provision	18,706	22,155	42,430
Warranty claims	(21,460)	(26,795)	(34,803)
Balance at end of period	$24,625	$27,379	$32,019
Merger Contingencies
As previously disclosed, on August 4, 2022, the Company entered into the Original Merger Agreement with Amazon, subject to the terms of which Amazon had agreed to acquire the Company. On July 24, 2023, the Company entered into the Amendment which amended the Original Merger Agreement. On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement effective as of such date. As of December 30, 2023, the Company expected to incur professional fees and expenses of approximately $27.0 million in connection with the Transactions. As a result of the termination of the Merger Agreement, the Company paid $18.8 million in professional fees and expenses in the first quarter of 2024.

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
The Company elected to make a matching contribution of approximately $3.3 million, $3.9 million and $3.8 million for the plan years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee’s first six percent contribution. Accordingly, each employee participating is entitled up to a maximum of three percent of his or her eligible annual payroll.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
(Loss) income before income taxes was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Domestic	$(269,764)	$(238,685)	$8,880
Foreign	(23,291)	(22,998)	19,404
(Loss) income before income taxes	$(293,055)	$(261,683)	$28,284
The components of income tax expense (benefit) were as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current
Federal	$6,416	$(1,738)	$1,045
State	(955)	743	441
Foreign	1,071	7,118	7,019
Total current income tax provision	$6,532	$6,123	$8,505
Deferred
Federal	$(643)	$18,991	$(8,286)
State	64	10,652	(690)
Foreign	5,702	(11,154)	(1,635)
Total deferred income tax provision (benefit)	5,123	18,489	(10,611)
Total income tax provision (benefit)	$11,655	$24,612	$(2,106)

The reconciliation of statutory federal income tax to the income tax expense (benefit) is as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Statutory federal income tax	$(61,542)	$(54,953)	$5,940
State taxes (net of federal benefit)	(8,255)	(6,314)	389
Federal and state credits	(8,268)	(9,473)	(7,620)
Excess tax expenses (benefits) from stock-based compensation	3,220	1,813	(4,160)
Foreign-derived intangible income	—	(1,364)	(3,253)
Executive compensation	1,053	541	1,706
Foreign tax rate differential	1,046	1,416	264
Change in valuation allowance	78,727	91,905	4,691
Non-deductible transaction costs	3,654	2,711	—
Other	2,020	(1,670)	(63)
	$11,655	$24,612	$(2,106)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows (in thousands):

	December 30, 2023	December 31, 2022
Deferred tax assets:
Tax credits and net operating loss carryforwards	$93,302	$28,240
Capitalized research and development	49,684	48,348
Revenue reserves	14,949	23,049
Accruals and other liabilities	15,589	11,448
Operating lease liabilities	7,785	8,511
Stock-based compensation	4,196	4,868
Interest Expense Limitation	3,312	—
Other	7,530	7,032
Total deferred tax assets	196,347	131,496
Valuation allowance	(178,568)	(99,444)
Total deferred tax assets, net of valuation allowance	17,779	32,052
Deferred tax liabilities:
Intangible assets	1,635	2,597
Operating lease right-of-use assets	4,592	7,862
Other	3,407	6,276
Total deferred tax liabilities	9,634	16,735
Net deferred tax assets	$8,145	$15,317
The Company has assessed, on a jurisdictional basis, the realization of its net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has concluded that a valuation allowance on its U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. The change in valuation allowance for all of fiscal 2023 was $79.1 million. As of December 30, 2023, and December 31, 2022, the Company had a valuation allowance of $178.6 million and $99.4 million, respectively. A valuation allowance is a non-cash charge, and does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
As of December 30, 2023, the Company has gross federal net operating loss carryforwards of $214.0 million with an indefinite life and foreign net operating loss carryforwards of $44.5 million. As of December 30, 2023, the Company has federal research and development tax credit carryforwards of $12.3 million and state research and development tax credit carryforwards of $20.3 million, which will expire beginning in 2043 and 2031, respectively. Under the Internal Revenue Code and state law, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarized the activity related to the Company's gross unrecognized tax benefits excluding interest and penalties (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Balance at beginning of period	$9,606	$9,842	$8,559
Increase for tax positions related to the current year	539	1,117	914
Increase for tax positions related to prior years	1,888	672	369
Decrease related to settlement with taxing authorities	—	(1,412)	—
Decrease for lapses of statute of limitations	(385)	(613)	—
Balance at end of period	$11,648	$9,606	$9,842
The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of December 30, 2023 and December 31, 2022, there were $1.8 million and $1.2 million in accrued interest, respectively, and there were no material accrued penalties. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of December 30, 2023 were to become recognizable in the future, it would affect its effective tax rate by $10.1 million, inclusive of interest and penalties.
The Company conducts business in a number of jurisdictions and, as such is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") and state tax authorities is closed for fiscal years prior to fiscal 2017. All federal and state carryforward attributes generated to date, including fiscal 2017 and earlier, may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
As of December 30, 2023, the Company continues to assert that the unremitted foreign earnings, as well as the capital in its foreign subsidiaries, are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. At December 30, 2023, the Company has unremitted foreign earnings for which any unrecognized deferred tax liability on these unremitted earnings would be immaterial.

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
Geographic Information
For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, sales to non-U.S. customers accounted for 51.9%, 48.0% and 51.8% of total revenue, respectively.
The following table provides information about revenue by geographical region (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Domestic	$428,531	$615,107	$754,173
International	462,049	568,276	810,814
Total	$890,580	$1,183,383	$1,564,987
Significant Customers
For the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, there was one customer that accounted for 10% or more of total revenue, representing 24.0%, 22.6% and 21.8%, of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

Termination of Merger Agreement
As previously disclosed, on August 4, 2022, the Company entered into the Original Merger Agreement with Amazon, and Merger Sub, providing for, among other things, the merger of Merger Sub with and into iRobot, with the Company surviving the merger as a wholly owned subsidiary of Parent. On July 24, 2023, iRobot, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement.
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement effective as of such date. The termination of the Merger Agreement was approved by the Company's Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million on January 29, 2024. The Company then made a payment of $18.8 million for professional fees incurred in connection with the Transactions.
Term Loan
As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company used $35.0 million of such Parent Termination Fee to repay a portion of the Term Loan, and the remaining $40.0 million of the Parent Termination Fee will be set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $175.8 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return now ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million.
Restructuring
In conjunction with the termination of the Merger Agreement, the Company's then-Chief Executive Officer stepped down from employment with the Company and from his position as chairman of the Board of Directors of the Company ("Board"), effective January 28, 2024. The Board appointed Glen D. Weinstein, the Company's then Executive Vice President and Chief Legal Officer, as Interim Chief Executive Officer while a search is conducted for a permanent CEO.
On January 29, 2024, following the termination of the Merger Agreement, the Company announced it will implement an operational restructuring plan that is expected to include an overall reduction of approximately 350 employees, which represents 31% of the Company’s global workforce as of December 30, 2023. In connection with this workforce reduction, the Company expects to record restructuring charges of approximately $12 million to $13 million in the first two quarters of 2024 primarily relating to severance packages and related benefits, with the majority of the restructuring charges anticipated in the first quarter of 2024. These estimates of the charges that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.
The Company considers these subsequent events as a triggering event and will perform an impairment assessment of goodwill and other long-lived assets in connection with its preparation of financial statements for the first quarter of 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 30, 2023, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2023 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2023.

ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2023.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2023.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 30, 2023.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 30, 2023 and December 31, 2022
Consolidated Statements of Operations for the Years ended December 30, 2023, December 31, 2022 and January 1, 2022
Consolidated Statements of Comprehensive (Loss) Income for the Years ended December 30, 2023, December 31, 2022 and January 1, 2022
Consolidated Statements of Stockholders’ Equity for the Years ended December 30, 2023, December 31, 2022 and January 1, 2022
Consolidated Statements of Cash Flows for the Years ended December 30, 2023, December 31, 2022 and January 1, 2022
Notes to Consolidated Financial Statements
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

10.2†	Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)
10.3†(1)	Employment Agreement between the Registrant and Colin Angle, dated as of January 1, 1997
10.4†	2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)
10.5†	Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.6	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended through the eighth amendment)

10.7	Ninth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of January 28, 2022 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2022 and incorporated by reference herein)
10.8†	Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.9†	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)
10.10	Fourth Amendment to Amended and Restated Credit Agreement by and between Bank of America, N.A.
and iRobot Corporation, dated January 17, 2023. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 20, 2023 and incorporated by reference herein)

10.11	Fourth Amendment to Amended and Restated Reimbursement Agreement by and between Bank of America, N.A. and iRobot Corporation, dated January 17, 2023. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023 and incorporated by reference herein)

10.12#	Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 and incorporated by reference herein)
10.13†	2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)
10.14†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)
10.15†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.16†	iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)
10.17†	iRobot Corporation Senior Executive Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated by reference herein)
10.18†	Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)
10.19+	Credit Agreement, dated as of July 24, 2023, by and among iRobot Corporation, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2023 and incorporated by reference herein)
10.20	Termination Agreement, dated as of January 28, 2024, by and among Amazon.com, Inc., Martin Merger Sub, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2023 and incorporated by reference herein)
10.21	Transitional Services and Separation Agreement dated as of January 28, 2024, by and between the Company and Colin Angle (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2023 and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	iRobot Corporation Compensation Recovery Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment requested for portions of this document.

##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-126907)

*	Filed herewith
**	Furnished herewith

ITEM 16.        FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Glen D. Weinstein
Glen D. Weinstein Interim Chief Executive Officer
Date: February 27, 2024
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen D. Weinstein and Julie Zeiler, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 27, 2024.

Signature	Title(s)

/s/ GLEN D. WEINSTEIN	Interim Chief Executive Officer (Principal Executive Officer)
Glen D. Weinstein

/s/ ANDREW MILLER	Chairman of the Board
Andrew Miller

/s/ JULIE ZEILER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Julie Zeiler

/s/ KARIAN WONG	SVP, Finance (Principal Accounting Officer)
Karian Wong

/s/ MOHAMAD ALI	Director
Mohamad Ali

/s/ KAREN M. GOLZ	Director
Karen M. Golz

/s/ RUEY-BIN KAO	Director
Ruey-Bin Kao

/s/ EVA MANOLIS	Director
Eva Manolis

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy

/s/ COLIN M. ANGLE	Director
Colin M. Angle