Form 10-Q
period 2024-03-30
IROBOT CORP
filed 2024-05-08
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2024 was 28,757,254.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2024

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$118,356	$185,121
Restricted cash	40,012	—
Accounts receivable, net	39,318	79,387
Inventory	133,318	152,469
Other current assets	40,860	48,513
Total current assets	371,864	465,490
Property and equipment, net	34,330	40,395
Operating lease right-of-use assets	18,712	19,642
Deferred tax assets	8,153	8,512
Goodwill	169,740	175,105
Intangible assets, net	4,682	5,044
Other assets	18,642	19,510
Total assets	$626,123	$733,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,194	$178,318
Accrued expenses	93,837	97,999
Deferred revenue and customer advances	10,330	10,830
Total current liabilities	207,361	287,147
Term loan	168,636	201,501
Operating lease liabilities	26,255	27,609
Other long-term liabilities	19,802	20,954
Total long-term liabilities	214,693	250,064
Total liabilities	422,054	537,211
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,757 and 27,964 shares issued and outstanding, respectively	288	280
Additional paid-in capital	301,710	290,755
Accumulated deficit	(96,688)	(105,295)
Accumulated other comprehensive (loss) income	(1,241)	10,747
Total stockholders’ equity	204,069	196,487
Total liabilities and stockholders’ equity	$626,123	$733,698
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue	$150,014	$160,292
Cost of revenue:
Cost of product revenue	113,913	123,269
Amortization of acquired intangible assets	—	282
Total cost of revenue	113,913	123,551
Gross profit	36,101	36,741
Operating expenses:
Research and development	33,878	41,269
Selling and marketing	29,716	42,476
General and administrative	(53,711)	30,310
Restructuring and other	14,146	3,805
Amortization of acquired intangible assets	172	178
Total operating expenses	24,201	118,038
Operating income (loss)	11,900	(81,297)
Other expense, net	(3,185)	(1,077)
Income (loss) before income taxes	8,715	(82,374)
Income tax expense (benefit)	108	(1,262)
Net income (loss)	$8,607	$(81,112)
Net income (loss) per share
Basic	$0.31	$(2.95)
Diluted	$0.30	$(2.95)
Number of shares used in per share calculations:
Basic	28,171	27,467
Diluted	28,266	27,467
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$8,607	$(81,112)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustments	(7,226)	1,720
Net unrealized losses (gains) on cash flow hedges	3,213	(1,823)
Net gains on cash flow hedge reclassified into earnings	(4,886)	(5,403)
Change in fair value of term loan due to instrument-specific credit risk	(3,089)	—
Total comprehensive loss	$(3,381)	$(86,618)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
Vesting of restricted stock units	234	2	(2)			—
Stock-based compensation			7,948			7,948
CEO transition costs related to stock-based awards			(2,227)			(2,227)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(38)	—	(390)			(390)
Issuance of common stock, net of issuance costs	597	6	5,626			5,632
Other comprehensive loss					(11,988)	(11,988)
Net income				8,607		8,607
Balance at March 30, 2024	28,757	$288	$301,710	$(96,688)	$(1,241)	$204,069

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders’ Equity
	Shares	Value
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	199	2	(2)			—
Stock-based compensation			7,932			7,932
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(37)	—	(1,600)			(1,600)
Other comprehensive loss					(5,506)	(5,506)
Net loss				(81,112)		(81,112)
Balance at April 1, 2023	27,594	$276	$263,837	$118,303	$13,023	$395,439

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income (loss)	$8,607	$(81,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,812	7,542
Loss on equity investment	375	—
Stock-based compensation	7,948	7,932
Change in fair value of term loan	(1,008)	—
Debt issuance costs expensed under fair value option	239	—
Deferred income taxes, net	(127)	647
Other	(3,452)	(3,562)
Changes in operating assets and liabilities — (use) source
Accounts receivable	38,565	37,147
Inventory	16,266	52,947
Other assets	6,045	53
Accounts payable	(74,601)	(109,930)
Accrued expenses and other liabilities	(3,232)	(6,171)
Net cash provided by (used in) operating activities	1,437	(94,507)
Cash flows from investing activities:
Additions of property and equipment	(118)	(1,456)
Purchase of investments	—	(73)
Net cash used in investing activities	(118)	(1,529)
Cash flows from financing activities:
Proceeds from employee stock plans	—	9
Income tax withholding payment associated with restricted stock vesting	(390)	(1,600)
Proceeds from issuance of common stock, net of issuance costs	5,632	—
Proceeds from credit facility	—	27,000
Repayment of term loan	(34,947)	—
Payment of debt issuance costs	(239)	—
Net cash (used in) provided by financing activities	(29,944)	25,409
Effect of exchange rate changes on cash, cash equivalents and restricted cash	882	593
Net decrease in cash, cash equivalents and restricted cash	(27,743)	(70,034)
Cash, cash equivalents and restricted cash, at beginning of period	187,887	117,949
Cash, cash equivalents and restricted cash, at end of period	$160,144	$47,915

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$118,356	$47,915
Restricted cash	40,012	—
Restricted cash, non-current (included in other assets)	1,776	—
Cash, cash equivalents and restricted cash, at end of period	$160,144	$47,915
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
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by the Company's Board of Directors ("Board"). In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement (as defined below), the Company applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. See Note 9, Debt, for additional information. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded as a benefit in general and administrative expenses on the consolidated statements of operations.
2. Summary of Significant Accounting Policies
Basis of Presentation and Foreign Currency Translation
The accompanying consolidated financial statements include those of iRobot and its subsidiaries, after elimination of all intercompany balances and transactions. iRobot has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In addition, certain prior year amounts have been reclassified to conform to the current year presentation, including separate presentation of restructuring and other costs on the consolidated statements of operations. These reclassifications have no material effect on the reported financial results.
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the Securities and Exchange Commission on February 27, 2024.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company's fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In first quarter of fiscal 2024, the Company's performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the three months ended March 30, 2024, the Company's revenue declined 6.4% compared to the three months ended April 1, 2023. The Company's operating income of $11.9 million and operating cash inflows of $1.4 million for the three months ended March 30, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million. At March 30, 2024, the Company's cash and cash equivalents were $118.4 million. The Company also had $41.8 million in restricted cash, $40.0 million of which is set aside for future repayment of the Term Loan subject to limited rights for the purchase of inventory in the third quarters of fiscal 2024 and 2025.
Management has considered and assessed its ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Management's assessment included the preparation of cash flow forecasts taking into account the restructuring actions and maintaining debt covenant compliance. On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan to more closely align its cost structure with near-term revenue expectations and drive profitability. The 2024 operational restructuring plan is structured to:
•achieve gross margin improvements through a focus on design-to-value and more beneficial terms with the Company's existing and new manufacturing partners;
•lower research and development expenditure by pausing work unrelated to the Company's core floorcare business and shifting to greater reliance on contract manufacturers as it relates to the lower-value commodity engineering work;
•return selling and marketing expenditures to a more normalized level, consistent with industry standards in the consumer products market, by centralizing resources on more limited geographies and consolidating marketing efforts for efficiencies; and
•further reduce headcount by approximately 350 employees, which represents approximately 31% of the Company's global workforce as of December 30, 2023.
In addition to the reduction of its headcount, the Company signed three sublease agreements during fiscal 2022 and 2023 to sublease portions of its headquarters. iRobot expects these sublease agreements will generate $4.0 million in sublease cash payments in the future over the remaining lease terms. The Company expects to continue to right size its global real estate footprint through additional subleasing at its corporate headquarters and the elimination of offices in smaller, underperforming geographies.
Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully to ensure efficiency in its working capital. As of March 30, 2024, the inventory balance was $133.3 million, or 107 days, a reduction of $19.2 million from the end of fiscal 2023. The Company plans to continue to manage its inventory to a level that aligns with current run rates and seasonality of the business.
While management estimates such actions will be sufficient to allow it to maintain liquidity and its operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continuing higher interest rates, ongoing recessionary conditions or continued reduced demand for the Company's products due to consumer sentiment or competition. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company's control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. In addition, the Company may need additional financing, including public or private equity or debt financing, to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including variable consideration and other obligations such as sales incentives and product returns; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; valuation of debt; inventory excess and obsolescence; loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company's estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company's restricted cash balance totaled $41.8 million as of March 30, 2024, $40.0 million of which is set aside for future repayment of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The remaining $1.8 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheet.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At March 30, 2024 and December 30, 2023, the Company had an allowance for credit losses of $2.7 million.
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand including consideration of product life cycle status, product development plans and current sales levels. Inventory write-downs and losses on purchase commitments are recorded in cost of revenue. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Impairment of Goodwill and Long-Lived Assets
During the three months ended March 30, 2024, the Company identified a triggering event as a result of the termination of the Merger Agreement. The Company performed a quantitative assessment of goodwill using the market capitalization approach and a discounted cash flow analysis. The discounted cash flow analysis involves significant estimates and assumptions such as discount rate, projected future revenues, projected future operating margins and terminal growth rates. The Company concluded that the fair value exceeded the carrying value at the triggering event date, which resulted in no impairment to goodwill. In addition, the Company performed an impairment assessment on its long-lived assets by comparing undiscounted future cash flows against the net book value of the underlying asset, and concluded no impairment to long-lived assets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At March 30, 2024 and December 30, 2023, the Company's equity securities without readily determinable fair values totaled $11.0 million and $11.4 million, respectively, and are included in other assets on the consolidated balance sheets.
Net Income (Loss) Per Share
Basic income (loss) per share is calculated using the Company's weighted-average outstanding common shares. Diluted income (loss) per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$8,607	$(81,112)
Basic weighted-average shares outstanding	28,171	27,467
Dilutive effect of employee stock plans	95	—
Diluted weighted-average shares outstanding	28,266	27,467
Basic income (loss) per share	$0.31	$(2.95)
Diluted income (loss) per share	$0.30	$(2.95)
Employee stock awards representing approximately 3.0 million and 1.0 million shares of Common Stock for the three months ended March 30, 2024 and April 1, 2023, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
Frequently, the Company's contracts with customers contain multiple promised goods or services. Such contracts may include any of the following, the consumer robot, downloadable app, cloud services, accessories on demand, potential future unspecified software upgrades and extended warranties. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract.
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 30, 2024 and December 30, 2023 was $17.0 million and $18.4 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of March 30, 2024, the Company had reserves for product returns of $13.4 million and other credits and incentives of $60.5 million. As of December 30, 2023, the Company had reserves for product returns of $24.6 million and other credits and incentives of $95.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three months ended March 30, 2024 and April 1, 2023, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
United States	$68,896	$71,986
EMEA	45,088	46,681
Japan	27,718	32,894
Other	8,312	8,731
Total revenue	$150,014	$160,292
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	March 30, 2024	December 30, 2023
Accounts receivable, net	$36,613	$77,112
Contract liabilities	17,549	18,702
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of product shipments. During the three months ended March 30, 2024 and April 1, 2023, the Company recognized $3.4 million and $4.2 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
4. Restructuring and Other Charges
During the three months ended March 30, 2024 and April 1, 2023, the Company recorded restructuring and other charges of $14.1 million and $3.8 million, respectively, in the consolidated statements of operations. The Company believes that the majority of charges relating to the restructuring announced in January 2024 have occurred in the first quarter of fiscal 2024.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash restructuring charges:
Severance and other personnel costs	$11,346	$3,665
Other restructuring costs	2,706	140
CEO transition costs	443	—
Total cash charges	14,495	3,805

Non-cash charges:
Asset write offs	1,878	—
CEO transition costs related to stock-based awards	(2,227)	—
Total non-cash charges	(349)	—

Total restructuring and other charges	$14,146	$3,805
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan which includes a reduction in headcount. During the first quarter of fiscal 2024, 330 employees have been notified and the total estimated restructuring cost was approximately $15.0 million, of which $11.3 million is recorded in the three months ended March 30, 2024, with the remaining cost to be recognized during the second quarter of fiscal 2024. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits.
In addition, the operational restructuring plan includes actions to pause work unrelated to the Company's core floorcare business and, as a result, recorded restructuring costs of $4.6 million. These charges typically consist of write-offs on certain fixed assets as well as material liabilities at contract manufacturers due to termination of programs.
In conjunction with the termination of the Merger Agreement, Colin Angle, the Company's then-Chief Executive Officer, stepped down as an officer of the Company and from his position as chairman of the Board effective January 28, 2024. The Board appointed Glen D. Weinstein, the Company's then Executive Vice President and Chief Legal Officer, as Interim Chief Executive Officer while a search was conducted for a permanent CEO. CEO transition costs represent costs incurred for CEO search fees and charges associated with the transition and separation agreement with Colin Angle which include compensation during the transition period as well as an adjustment for modification of stock-based awards.
The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accounts payable and accrued expenses in the consolidated balance sheet (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	11,346	2,706	443	14,495
Cash payments	(3,088)	(298)	(287)	(3,673)
Balance as March 30, 2024	$8,258	$2,408	$156	$10,822
The Company expects the remaining balance to be paid within the next twelve months.
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has three sublease agreements for space at its headquarters. At March 30, 2024, the Company's weighted average discount rate was 4.17%, while the weighted average remaining lease term was 5.74 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease cost	$1,358	$1,715
Variable lease cost	1,091	825
Sublease income	(370)	(44)
Net lease cost	$2,079	$2,496
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,708	$2,008
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Maturities of operating lease liabilities and sublease payments were as follows as of March 30, 2024 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2024	$4,530	$(831)	$3,699
2025	6,083	(556)	5,527
2026	6,049	(572)	5,477
2027	5,904	(589)	5,315
2028	5,474	(607)	4,867
Thereafter	7,574	(840)	6,734
Total minimum lease payments	$35,614	$(3,995)	$31,619
Less: imputed interest	4,278
Present value of future minimum lease payments	$31,336
Less: current portion of operating lease liabilities (Note 8)	5,081
Long-term lease liabilities	$26,255

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of March 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$56,584	$—	$—
Restricted cash (Note 2)	40,012	—	—
Restricted cash, non-current (Note 2)	1,776	—	—
Derivative instruments (Note 10)	—	634	—
Total assets measured at fair value	$98,372	$634	$—

Liabilities:
Term loan (unpaid principal of $176,075) (Note 9)	$—	$—	$168,636
Derivative instruments (Note 10)	—	515	—
Total liabilities measured at fair value	$—	$515	$168,636

	Fair Value Measurements as of December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$117,652	$—	$—
Restricted cash, current	1,000	—	—
Restricted cash, non-current (Note 2)	1,766	—	—
Derivative instruments (Note 10)	—	3,999	—
Total assets measured at fair value	$120,418	$3,999	$—

Liabilities:
Term loan (unpaid principal of $200,000 ) (Note 9)	$—	$—	$201,501
Derivative instruments (Note 10)	—	7,643	—
Total liabilities measured at fair value	$—	$7,643	$201,501
The following table provides a summary of changes in fair value of our Level 3 instrument for the three months ended March 30, 2024 (in thousands):

Balance as of December 30, 2023	$201,501
Repayment	(34,947)
Change in fair value	2,082
Balance as of March 30, 2024	$168,636
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of March 30, 2024 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Estimates of the fair value are highly subjective and require judgements regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the three months ended March 30, 2024 (in thousands):

	Goodwill	Intangible assets
Balance as of December 30, 2023	$175,105	$5,044
Amortization	—	(172)
Effect of foreign currency translation	(5,365)	(190)
Balance as of March 30, 2024	$169,740	$4,682
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Accrued warranty	$21,608	$24,625
Accrued returns and sales incentives	18,381	12,897
Accrued compensation and benefits	15,446	13,593
Accrued restructuring and other	9,981	1,894
Current portion of operating lease liabilities	5,081	5,216
Accrued manufacturing and logistics cost	4,803	5,462
Accrued interest	3,806	4,498
Accrued taxes payable	2,698	8,927
Accrued merger related liabilities	2,225	4,721
Derivative liability	515	7,276
Accrued other	9,293	8,890
	$93,837	$97,999
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
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. A portion of each spread equal to 2.5% is paid in kind by capitalizing such option into principal of the Term Loan. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee has been set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. As of March 30, 2024, the Company was in compliance with the covenants under the Term Loan.
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
Under the fair value election, debt issuance costs are expensed as incurred, and debt liability is subsequently valued at fair market value, including paid in kind interest, during each reporting period until its settlement.
The Company's outstanding debt as of March 30, 2024 was as follows (in thousands):

	Classification	March 30, 2024
Term Loan at fair value at December 30, 2023		$201,501
Repayment		(34,947)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive loss	3,089
Remaining changes in fair value	Other expense, net	(1,007)
Term Loan at fair value as of March 30, 2024		$168,636
During the three months ended March 30, 2024, the Company recorded $5.5 million of interest expense in other expense, net on the consolidated statement of operations related to the quarterly cash interest, $3.8 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of March 30, 2024.
10. Derivative Instruments and Hedging Activities
The Company enters into derivative instruments that are designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts have historically had a maturity of three years or less. During three months ended March 30, 2024 and April 1, 2023, the Company terminated foreign currency forward contracts with a notional value of $102.9 million and $151.7 million, respectively, resulting in net cash proceeds of $2.7 million and a net cash payment of $2.5 million, respectively, which were recognized within cash provided by (used in) operating activities in the consolidated statements of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. At March 30, 2024, the Company had no outstanding cash flow hedges. As of December 30, 2023, the Company had outstanding cash flow hedges with a total notional value of $114.4 million.
The Company also enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically have maturities

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
of three months or less. At March 30, 2024 and December 30, 2023, the Company had outstanding foreign currency economic hedges with a total notional value of $17.9 million and $252.0 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	March 30, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$634	$2,929
Foreign currency forward contracts	Accrued expenses	515	4,586
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$1,070
Foreign currency forward contracts	Accrued expenses	—	2,690
Foreign currency forward contracts	Long-term liabilities	—	367
Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended
	Classification	March 30, 2024	April 1, 2023
Gain (loss) recognized in income	Other expense, net	$1,265	$(811)
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain (loss) recognized in OCI on Derivative (1)
	Three Months Ended
	March 30, 2024	April 1, 2023
Foreign currency forward contracts	$3,213	$(1,823)
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended
	March 30, 2024	April 1, 2023
	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$150,014	$160,292

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$4,886	$5,403
11. Stockholders' Equity
ATM Equity Offering
In February 2024, the Company entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which the Company may offer and sell, from time to time, at the Company's option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. The shares will be offered and sold pursuant to an effective automatic shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on February 27, 2024. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During the three months ended March 30, 2024, the Company sold an aggregate of 0.6 million shares under the ATM Agreement, and received proceeds of $5.6 million, net of total issuance costs of $0.7 million incurred in connection with the offering. As of March 30, 2024, $93.7 million remained available for further sale under the ATM Agreement.

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
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties have agreed to transfer the case to the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and some of its accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, the Company enters into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow the Company the option to cancel, reschedule and/or adjust the supply requirements based on its business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers and/or suppliers for the cost of the excess components purchased by its contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During the three months ended March 30, 2024, the Company paid $1.5 million to its contract manufacturers for such liabilities and recorded as inventory components. In addition, during this period the Company recognized $2.8 million associated with losses on purchase commitments.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 30, 2024 and December 30, 2023, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$24,625	$27,379
Provision	3,047	3,477
Warranty claims	(6,064)	(6,238)
Balance at end of period	$21,608	$24,618

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
For the three months ended March 30, 2024 and April 1, 2023, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $1.3 million, respectively. The Company's effective income tax rates were 1.2% and 1.5% for the three months ended March 30, 2024 and April 1, 2023, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily due to the recording of a full valuation allowance against its U.S. and certain foreign deferred tax assets.
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
Significant Customers
For the three months ended March 30, 2024 and April 1, 2023, the Company generated 20.2% and 12.0%, respectively, of total revenue from one of its retailers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market and connected consumer base, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS. The software intelligence of iRobot OS powers our portfolio of connected robotic floorcare products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will help support our long-term vision of building out a larger ecosystem that encompasses a broader range of robots. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories over time. During the first quarter of fiscal 2024, we launched the Roomba Combo Essential robot which replaces Roomba 600 Series with an added mopping function, more suction power, longer battery life and intelligent iRobot OS automations. This robot makes the 2-in-1 cleaning experience more accessible to customers given the lower price point. The Roomba Combo Essential robot is available in North America and EMEA and will be available in APAC beginning later in the second quarter of fiscal 2024. In addition, the Roomba Vac Essential was launched in North America as the vacuum-only version. These are the first products to benefit from our new product development paradigm with our contract manufacturers, taking advantage of their mature supply chains, expertise in design-for-manufacturing, and flexibility in component selection.
Our total revenue for the three months ended March 30, 2024 was $150.0 million, declining 6.4% from revenue of $160.3 million for the three months ended April 1, 2023. Geographically, domestic revenue declined by $3.1 million, or 4.3%, and international revenue declined by $7.2 million, or 8.1%. Continuing from 2023, our revenue performance was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer spending trends for domestic appliances. The overall market conditions continue to be challenging with aggressive competition in EMEA, Japan and the U.S. We are leveraging our brand and innovative products to extend or reclaim our leadership positions in the mid and premium market segments as well as leveraging our new product launches that balance price point and cost profile to participate more fully in the entry market segment. Revenue from mid-tier robots (with an MSRP between $300 and $499) and premium robots (with an MSRP of $500 or more) represented 81% of total robot sales in the first quarter of fiscal 2024 versus 88% from the same period last year, reflecting the introduction of the Roomba Combo Essential, providing the iRobot 2-in-1 cleaning experience at a lower price point.
Entering 2024, we continued to focus on managing our cash and executing on our near-term robotic floorcare roadmaps. To achieve our goals for the year and set us up for success, we announced an operational restructuring plan that is designed to more closely align our cost structure with near-term revenue expectations and drive profitability. During the first quarter of fiscal 2024, we initiated an overall reduction of approximately 350 employees, which represents 31% of our global workforce as of December 30, 2023. In addition, we continued to scale back working media and other demand-generation activities and paused work unrelated to our core floorcare business. See Note 2 to our consolidated financial statements for additional details and charges related to the operational restructuring plan. During the first quarter of fiscal 2024, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of the business. As of March 30, 2024, our inventory balance was $133.3 million, a reduction of $19.2 million, from the end of fiscal 2023.
Termination of Merger Agreement
As previously disclosed, on August 4, 2022, we entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon"), and Martin Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Amazon ("Merger Sub"), providing for, among other things, the merger of Merger Sub with and into us, with us surviving the merger as a wholly owned subsidiary of Parent (the "Merger", and, together with the other transactions contemplated by the Merger Agreement (as defined below), the "Transactions"). On July 24, 2023, iRobot, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement (the "Amendment", and the Original Merger Agreement, as amended and supplemented by the Amendment, the "Merger Agreement"). The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan (see Note 9 to our consolidated financial statements).
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded as a benefit in Operating Expense, which is classified in general and administrative expenses on the consolidated statements of operations.
Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating income (loss) and operating margin. During the three months ended March 30, 2024 and April 1, 2023, we had gross profit of $36.1 million and $36.7 million, gross margin of 24.1% and 22.9%, operating income (loss) of $11.9 million and ($81.3) million and operating margin of 7.9% and (50.7)%, respectively. A summary of key metrics for the three months ended March 30, 2024, as compared to the three months ended April 1, 2023, is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$150,014	$160,292

Non-GAAP Gross Profit	$36,929	$37,930
Non-GAAP Gross Margin	24.6%	23.7%

Non-GAAP Operating Loss*	$(39,951)	$(62,316)
Non-GAAP Operating Margin*	(26.6)%	(38.9)%

Total robot units shipped (in thousands)	456	436
Average gross selling prices for robot units	$346	$402

* Beginning in the fourth quarter of fiscal 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the first quarter of 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of transaction fees, professional fees, and transition and integration costs directly associated with mergers, acquisitions and divestitures, including with respect to the Merger. It also includes business combination adjustments including adjustments after the measurement period has ended. During the first fiscal quarter of 2024, the adjustment includes the impact of the Termination Agreement and receipt of the Parent Termination Fee.
Stock-Based Compensation: Stock-based compensation is a non-cash charge relating to stock-based awards.
Restructuring and Other: Restructuring charges are related to one-time actions associated with realigning resources, enhancing operational productivity and efficiency, or improving our cost structure in support of our strategy. Such actions are not reflective of ongoing operations and include costs primarily associated with employee termination benefits including severance, payroll taxes and other benefits, charges related to paused work unrelated to our core business, costs associated with the Chief Executive Officer transition and other non-recurring costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
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

The following table reconciles gross profit, operating income (loss), net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands, except per share amounts)
GAAP Gross Profit	$36,101	$36,741
Amortization of acquired intangible assets	—	282
Stock-based compensation	828	586
Net merger, acquisition and divestiture expense	—	321
Non-GAAP Gross Profit	$36,929	$37,930
GAAP Gross Margin	24.1%	22.9%
Non-GAAP Gross Margin	24.6%	23.7%

GAAP Operating Income (Loss)	$11,900	$(81,297)
Amortization of acquired intangible assets	172	460
Stock-based compensation	7,948	7,932
Net merger, acquisition and divestiture (income) expense	(74,117)	6,784
Restructuring and other	14,146	3,805
Non-GAAP Operating Loss*	$(39,951)	$(62,316)
GAAP Operating Margin	7.9%	(50.7)%
Non-GAAP Operating Margin*	(26.6)%	(38.9)%

GAAP Net Income (Loss)	$8,607	$(81,112)
Amortization of acquired intangible assets	172	460
Stock-based compensation	7,948	7,932
Net merger, acquisition and divestiture (income) expense	(74,117)	6,784
Restructuring and other	14,146	3,805
Loss on strategic investments	375	—
Debt issuance costs	239	—
Income tax effect	(409)	16,248
Non-GAAP Net Loss*	$(43,039)	$(45,883)

GAAP Net Income (Loss) Per Diluted Share	$0.30	$(2.95)
Dilutive effect of non-GAAP adjustments*	(1.83)	1.28
Non-GAAP Net Loss Per Diluted Share*	$(1.53)	$(1.67)

* Beginning in the fourth quarter of 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the first quarter of 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
The critical accounting policies affected most significantly by estimates and assumptions used in the preparation of our consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the Securities and Exchange Commission on February 27, 2024. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	75.9	76.9
Amortization of acquired intangible assets	—	0.2
Total cost of revenue	75.9	77.1
Gross profit	24.1	22.9
Operating expenses:
Research and development	22.6	25.7
Selling and marketing	19.8	26.5
General and administrative	(35.7)	18.9
Restructuring and other	9.4	2.4
Amortization of acquired intangible assets	0.1	0.1
Total operating expenses	16.2	73.6
Operating income (loss)	7.9	(50.7)
Other expense, net	(2.1)	(0.7)
Income (loss) before income taxes	5.8	(51.4)
Income tax expense (benefit)	0.1	(0.8)
Net income (loss)	5.7%	(50.6)%
Comparison of Three Months Ended March 30, 2024 and April 1, 2023
Revenue

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Revenue	$150,014	$160,292	$(10,278)	(6.4)%
Revenue for the three months ended March 30, 2024 decreased $10.3 million to $150.0 million, or 6.4%, from $160.3 million for the three months ended April 1, 2023. Geographically, in the three months ended March 30, 2024, domestic revenue decreased $3.1 million, or 4.3%, and international revenue decreased $7.2 million, or 8.1%, which reflected decreases of 15.7% in Japan and 3.4% in EMEA. The decrease in revenue during the first quarter of fiscal 2024 was primarily driven by continuing increased competition in the market, requiring additional promotional activities and pricing adjustments, as well as unfavorable exchange rate changes on Japanese Yen. Excluding the unfavorable foreign currency impact, Japan revenue decreased 5.9% over the prior year period. The decrease in revenue also reflected a 13.9% decrease in gross average selling price, offset by an increase of 4.6% in total robots shipped for the three months ended March 30, 2024, compared to the three months ended April 1, 2023. The decrease in gross average selling price was primarily due to the launch of Roomba Combo Essential and Roomba Vac Essential robots which are offered at a lower price point.

Cost of Product Revenue

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of product revenue	$113,913	$123,269	$(9,356)	(7.6)%
As a percentage of revenue	75.9%	76.9%
Cost of product revenue decreased to $113.9 million in the three months ended March 30, 2024, compared to $123.3 million in the three months ended April 1, 2023. The decrease was primarily driven by the 6.4% decrease in revenue in the three months ended March 30, 2024.
Gross Profit

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Gross profit	$36,101	$36,741	$(640)	(1.7)%
Gross margin	24.1%	22.9%
Gross margin increased to 24.1% in the three months ended March 30, 2024, compared to 22.9% in the three months ended April 1, 2023. Gross margin increased 1.2 percentage points driven by favorable impact from product mix and lower set up costs associated with the launch of the Roomba Essential robots, as well as lower ocean freight costs. The increase in gross margin is partially offset by continued increases in promotional and pricing activities. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Research and Development

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Research and development	$33,878	$41,269	$(7,391)	(17.9)%
As a percentage of revenue	22.6%	25.7%
Research and development expenses decreased $7.4 million, or 17.9%, to $33.9 million (22.6% of revenue) in the three months ended March 30, 2024 from $41.3 million (25.7% of revenue) in the three months ended April 1, 2023. This decrease was primarily due to decreases of $4.6 million in people-related costs associated with lower headcount and $2.5 million in program-related costs during the three months ended March 30, 2024.
Selling and Marketing

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Selling and marketing	$29,716	$42,476	$(12,760)	(30.0)%
As a percentage of revenue	19.8%	26.5%
Selling and marketing expenses decreased $12.8 million, or 30.0%, to $29.7 million (19.8% of revenue) in the three months ended March 30, 2024 from $42.5 million (26.5% of revenue) in the three months ended April 1, 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $9.5 million as well as a $2.3 million decrease in people-related costs associated with lower headcount.

General and Administrative

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
General and administrative	$(53,711)	$30,310	$(84,021)	(277.2)%
As a percentage of revenue	(35.7)%	18.9%
General and administrative expenses decreased $84.0 million, or 277.2%, to ($53.7) million ((35.7)% of revenue) in the three months ended March 30, 2024, from $30.3 million (18.9% of revenue) in the three months ended April 1, 2023. This decrease was primarily driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions, and a $2.6 million decrease in people-related costs associated with lower headcount during the three months ended March 30, 2024.
Restructuring and Other

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Restructuring and other	$14,146	$3,805	$10,341	271.8%
As a percentage of revenue	9.4%	2.4%
Restructuring and other expenses increased $10.3 million, or 271.8%, to $14.1 million in the three months ended March 30, 2024, from $3.8 million in the three months ended April 1, 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $11.3 million of severance-related costs as well as other restructuring costs of $4.6 million associated with the pausing of work unrelated to our core floorcare business. In addition, we recorded CEO transition costs totaling ($1.8) million, $0.4 million of which relates to CEO search fees and cash compensation charges associated with the transition and separation agreement with Colin Angle, offset by modification adjustments of ($2.2) million related to his stock-based awards. The $3.8 million of restructuring and other during the three months ended April 1, 2023 was related to our previous restructuring plan initiated in February 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of revenue	$—	$282	$(282)	(100.0)%
Operating expense	172	178	(6)	(3.4)%
Total amortization expense	$172	$460	$(288)	(62.6)%
As a percentage of revenue	0.1%	0.3%
The decrease in amortization of acquired intangible assets in the three months ended March 30, 2024 as compared to the three months ended April 1, 2023, was primarily related to acquired intangible assets impaired in the fourth quarter of 2023, resulting in lower amortization expense during the three months ended March 30, 2024.
Other Expense, Net

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Interest income	$2,269	$723	$1,546	213.8%
Interest expense	(5,537)	(967)	(4,570)	472.6%
Changes in fair value of Term Loan	1,008	—	1,008	—
Other	(925)	(833)	(92)	11.0%
Total other expense, net	$(3,185)	$(1,077)	$(2,108)	195.7%
As a percentage of revenue	(2.1)%	(0.7)%

Other expense, net increased $2.1 million, or 195.7%, to $3.2 million in the three months ended March 30, 2024 from $1.1 million in the three months ended April 1, 2023. This increase was primarily driven by a $4.6 million increase in cash interest expense in connection with the Term Loan issued in July 2023, offset by a $1.5 million increase in interest income due to higher yields on our cash and cash equivalents, as well as a $1.0 million non-cash adjustment due to change in fair value of our Term Loan during the three months ended March 30, 2024.
Income Tax Expense

	Three Months Ended
	March 30, 2024	April 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)
Income tax expense (benefit)	$108	$(1,262)	$1,370	(108.6)%
Effective income tax rate	1.2%	1.5%
We recorded an income tax expense of $0.1 million for the three months ended March 30, 2024 and income tax benefit of $1.3 million for the three months ended April 1, 2023. The income tax expense for the three months ended March 30, 2024 resulted in an effective income tax rate of 1.2%. The $1.3 million income tax benefit for the three months ended April 1, 2023 resulted in an effective income tax rate of 1.5%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily due to the recording of a full valuation allowance against our U.S. and certain foreign deferred tax assets.
Liquidity and Capital Resources
At March 30, 2024, our cash and cash equivalents were $118.4 million. We also had $41.8 million in restricted cash, $40.0 million of which is set aside for future repayment of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The remaining $1.8 million is used for collateral for our credit card program and to secure the outstanding letters of credit and was included in other assets. Our working capital, which represents our total current assets less total current liabilities, was $164.5 million as of March 30, 2024, compared to $178.3 million as of December 30, 2023. Cash and cash equivalents held by our foreign subsidiaries totaled $12.4 million as of March 30, 2024. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of March 30, 2024.
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the proceeds was set aside in a restricted account to be used for future repayments of the Term Loan subject to our limited rights to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the three months ended March 30, 2024 and April 1, 2023, we spent $0.1 million and $1.5 million, respectively, on capital expenditures.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Southern China, Malaysia and other areas of APAC to our customers or, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash provided by operating activities
Net cash provided by operating activities for the three months ended March 30, 2024 was $1.4 million, of which the principal components were our net income of $8.6 million and non-cash charges of $9.8 million, offset by the cash outflow of $17.0 million from change in working capital. The change in working capital was driven by net cash outflow of $74.6 million from accounts payable, partially offset by net cash inflow of $38.6 million from accounts receivable and $16.3 million from inventory. During the first quarter of fiscal 2024, the net cash provided by operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million, as a result of the termination of the Merger Agreement.
Cash used in investing activities
Net cash used in investing activities for the three months ended March 30, 2024 was $0.1 million and related to the purchase of computers and software.
Cash used in financing activities
Net cash used in financing activities for the three months ended March 30, 2024 was $29.9 million, primarily related to the $34.9 million repayment of the Term Loan as a result of the termination of the Merger Agreement. During the three months ended March 30, 2024, we sold an aggregate of 0.6 million shares under the ATM Agreement and received net proceeds of $5.6 million.
Debt
Term Loan
On July 24, 2023, we entered into a Credit Agreement (the "Credit Agreement") by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). During fiscal 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. As a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 9 to our consolidated financial statements.
Lines of Credit
As of March 30, 2024, we had letters of credit outstanding of $0.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of March 30, 2024, we had no outstanding balance under the guarantee line of credit.
ATM Equity Offering
In February 2024, we entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which we may offer and sell, from time to time, at our option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. The shares will be offered and sold pursuant to an effective automatic shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on February 27, 2024. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During the three months ended March 30, 2024, we sold an aggregate of 0.6 million shares under the ATM Agreement, and received proceeds of $5.6 million, net of total issuance costs of $0.7 million incurred in connection with the offering. As of March 30, 2024, $93.7 million remained available for further sale under the ATM Agreement.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
During the first quarter of 2024, our performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the three months ended March 30, 2024, our revenue declined 6.4% from the three months ended April 1, 2023. Our operating income of $11.9 million and operating cash inflows of $1.4 million for the three months ended March 30, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account the restructuring actions already implemented in fiscal 2022 and 2023, and maintaining debt covenant compliance. On January 29, 2024, following the termination of the Merger Agreement, we announced an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability. The 2024 operational restructuring plan is structured to:
•achieve gross margin improvements through a focus on design-to-value and more beneficial terms with our existing and new manufacturing partners;
•lower research and development expenditure by pausing work unrelated to our core floorcare business and shifting to greater reliance on contract manufacturers as it relates to the lower-value commodity engineering work;
•return selling and marketing expenditures to a more normalized level, consistent with industry standards in the consumer products market, by centralizing resources on more limited geographies and consolidating marketing efforts for efficiencies;
•further reduce headcount by approximately 350 employees, which represents approximately 31% of our global workforce as of December 30, 2023.
In addition to the reduction of our headcount, we signed three sublease agreements during fiscal 2022 and 2023 to sublease portions of our headquarters. We expect these sublease agreements will generate $4.0 million in sublease cash payments in the future over the remaining lease terms. We expect to continue to right size our global real estate footprint through additional subleasing at our corporate headquarters and the elimination of offices in smaller, underperforming geographies.
Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully to ensure efficiency in our working capital. As of March 30, 2024, the inventory balance was $133.3 million, or 107 days, a reduction of $19.2 million from fiscal 2023. We plan to continue to manage our inventory to a level that better aligns with current run rates and seasonality of the business.
While we estimate such actions will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q, there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continuing higher interest rates, ongoing recessionary conditions or continued reduced demand for our products due to consumer sentiment or competition. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. In addition, we may need additional financing, including public or private equity or debt financing, to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 30, 2023. Our principal commitments generally consist of obligations under the Term Loan, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services.
As of March 30, 2024, we had outstanding purchase orders aggregating approximately $134.0 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $73.5 million related to inventory purchases at our contract manufacturers, of which $28.3 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, we enter into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow us the option to cancel, reschedule and/or adjust the supply requirements based on our business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstance, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or order unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During the three months ended March 30, 2024, we paid $1.5 million to our manufacturers for such liabilities and recorded as inventory components. In addition, we recognized $2.8 million associated with losses on purchase commitments.
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
We do not currently use foreign exchange contracts or derivatives that are designated as cash flow hedges to hedge any foreign currency exposures for accounting purposes. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy, such fluctuations could have a significant impact on our future results of operations.
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of three months or less. At March 30, 2024 and December 30, 2023, we had outstanding economic hedges with a total notional value of $17.9 million and $252.0 million, respectively.
At March 30, 2024, assuming all other variables are constant, if the U.S. Dollar weakened or strengthened by 10%, the fair market value of our foreign currency contracts would increase or decrease by approximately $14.0 million.
Item 4. Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. See Note 12 to our consolidated financial statements for a description of certain of our legal proceedings.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 30, 2023, other than as set forth below:
Designing new robotic products is complex and requires significant resources, and our ability to remain competitive requires significant continued investment and the successful implementation of our operational strategies.
To remain competitive, we must continue to invest in developing tools and processes to improve the speed at which we are able to develop competitive products. Historically, we have made significant investments to develop tools and processes, including designing multiple hardware-based platforms and developing a reusable software architecture for use across those platforms. The development of multiple hardware platforms and a reusable software architecture requires the expenditure of significant resources that may not result in the designed efficiencies. As part of our 2024 operational restructuring plan, we plan to lower research and development expenditures by shifting to greater reliance on our manufacturing partners for lower-value commodity engineering work. Our manufacturing partners' efforts to implement such designs and developments may be unsuccessful and the speed of product development may not improve. Failure to improve the speed of product development, whether through our direct work or through the work of our manufacturing partners, could materially harm our business, results of operations and financial condition. In addition, any new product that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. Our inability to reduce the cost to develop new products or product variants has substantially impacted, and may continue to substantially impact, our ability to offer products that compete favorably.
Failure to launch anticipated products in a timely fashion could result in failure to maintain a set of competitive products and materially harm our brand, business, results of operations and financial condition. Additionally, we may not realize the benefits of modifying our operations to increase the speed of product development, implementing our recent restructuring, increasing reliance on our partners for product development, which could result in a loss of potential revenue and increase our product return rate.
Item 5. Other Information
(c) During the three months ended March 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1
Termination Agreement, dated as of January 28, 2024, by and among Amazon.com, Inc., Martin Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 29, 2024)

10.2+
Transitional Services and Separation Agreement, dated as of January 28, 2024, by and between the Company and Colin Angle (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 29, 2024)

10.3†	Employment Agreement between the Company and Glen Weinstein, dated as of March 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 26, 2024)

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: May 8, 2024	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)