Form 10-Q
period 2024-06-29
IROBOT CORP
filed 2024-08-07
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 26, 2024 was 30,231,204.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2024

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$108,513	$185,121
Restricted cash	40,543	—
Accounts receivable, net	68,132	79,387
Inventory	101,365	152,469
Other current assets	21,559	48,513
Total current assets	340,112	465,490
Property and equipment, net	29,461	40,395
Operating lease right-of-use assets	15,930	19,642
Deferred tax assets	9,273	8,512
Goodwill	169,384	175,105
Intangible assets, net	4,404	5,044
Other assets	17,375	19,510
Total assets	$585,939	$733,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,557	$178,318
Accrued expenses	96,935	97,999
Deferred revenue and customer advances	11,152	10,830
Total current liabilities	221,644	287,147
Term loan	172,421	201,501
Operating lease liabilities	24,036	27,609
Other long-term liabilities	18,762	20,954
Total long-term liabilities	215,219	250,064
Total liabilities	436,863	537,211
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 30,077 and 27,964 shares issued and outstanding, respectively	301	280
Additional paid-in capital	319,673	290,755
Accumulated deficit	(167,334)	(105,295)
Accumulated other comprehensive (loss) income	(3,564)	10,747
Total stockholders' equity	149,076	196,487
Total liabilities and stockholders’ equity	$585,939	$733,698
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$166,361	$236,568	$316,375	$396,860
Cost of revenue:
Cost of product revenue	138,895	182,775	252,808	306,044
Amortization of acquired intangible assets	—	290	—	572
Total cost of revenue	138,895	183,065	252,808	306,616
Gross profit	27,466	53,503	63,567	90,244
Operating expenses:
Research and development	23,230	37,971	57,108	79,240
Selling and marketing	39,980	55,596	69,696	98,072
General and administrative	16,926	26,537	(36,785)	56,846
Restructuring and other	8,230	4,278	22,377	8,084
Amortization of acquired intangible assets	168	177	339	355
Total operating expenses	88,534	124,559	112,735	242,597
Operating loss	(61,068)	(71,056)	(49,168)	(152,353)
Other expense, net	(8,849)	(4,027)	(12,034)	(5,104)
Loss before income taxes	(69,917)	(75,083)	(61,202)	(157,457)
Income tax expense	729	5,717	837	4,455
Net loss	$(70,646)	$(80,800)	$(62,039)	$(161,912)
Net loss per share
Basic	$(2.41)	$(2.93)	$(2.16)	$(5.88)
Diluted	$(2.41)	$(2.93)	$(2.16)	$(5.88)
Number of shares used in per share calculations:
Basic	29,309	27,619	28,740	27,543
Diluted	29,309	27,619	28,740	27,543
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(70,646)	$(80,800)	$(62,039)	$(161,912)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustments	(869)	1,909	(8,095)	3,629
Net unrealized gains on cash flow hedges	—	3,797	3,213	1,974
Net gains on cash flow hedge reclassified into earnings	(3,422)	(3,280)	(8,308)	(8,683)
Change in fair value of term loan due to instrument-specific credit risk	1,968	—	(1,121)	—
Total comprehensive loss	$(72,969)	$(78,374)	$(76,350)	$(164,992)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at March 30, 2024	28,757	$288	$301,710	$(96,688)	$(1,241)	$204,069
Vesting of restricted stock units	213	2	(2)			—
Stock-based compensation			4,510			4,510
CEO transition costs related to stock-based awards			1,229			1,229
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(7)	—	(73)			(73)
Issuance of common stock, net of issuance costs	1,114	11	12,299			12,310
Other comprehensive loss					(2,323)	(2,323)
Net loss				(70,646)		(70,646)
Balance at June 29, 2024	30,077	$301	$319,673	$(167,334)	$(3,564)	$149,076

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
Vesting of restricted stock units	447	4	(4)			—
Stock-based compensation			12,458			12,458
CEO transition costs related to stock-based awards			(998)			(998)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(463)			(463)
Issuance of common stock, net of issuance costs	1,711	17	17,925			17,942
Other comprehensive loss					(14,311)	(14,311)
Net loss				(62,039)		(62,039)
Balance at June 29, 2024	30,077	$301	$319,673	$(167,334)	$(3,564)	$149,076

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at April 1, 2023	27,594	$276	$263,837	$118,303	$13,023	$395,439
Vesting of restricted stock units	108	1	(1)			—
Stock-based compensation			8,573			8,573
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(6)	—	(219)			(219)
Other comprehensive income					2,426	2,426
Net loss				(80,800)		(80,800)
Balance at July 1, 2023	27,696	$277	$272,190	$37,503	$15,449	$325,419

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	307	3	(3)			—
Stock-based compensation			16,505			16,505
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(43)	—	(1,819)			(1,819)
Other comprehensive loss					(3,080)	(3,080)
Net loss				(161,912)		(161,912)
Balance at July 1, 2023	27,696	$277	$272,190	$37,503	$15,449	$325,419
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net loss	$(62,039)	$(161,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,116	14,843
Loss on equity investment	375	3,152
Stock-based compensation	12,458	16,505
Provision for inventory excess and obsolescence	11,715	641
Change in fair value of term loan	4,746	—
Debt issuance costs expensed under fair value option	477	—
Deferred income taxes, net	(1,682)	1,999
Other	(3,858)	(3,085)
Changes in operating assets and liabilities — (use) source
Accounts receivable	9,240	(6,114)
Inventory	35,848	109,249
Other assets	26,117	13,204
Accounts payable	(63,875)	(44,149)
Accrued expenses and other liabilities	(871)	(2,444)
Net cash used in operating activities	(20,233)	(58,111)
Cash flows from investing activities:
Additions of property and equipment	(118)	(2,514)
Purchase of investments	(46)	(158)
Net cash used in investing activities	(164)	(2,672)
Cash flows from financing activities:
Proceeds from employee stock plans	—	9
Income tax withholding payment associated with restricted stock vesting	(463)	(1,819)
Proceeds from issuance of common stock, net of issuance costs	17,942	—
Repayment of term loan	(34,947)	—
Payment of debt issuance costs	(477)	—
Net cash used in financing activities	(17,945)	(1,810)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	853	2,598
Net decrease in cash, cash equivalents and restricted cash	(37,489)	(59,995)
Cash, cash equivalents and restricted cash, at beginning of period	187,887	117,949
Cash, cash equivalents and restricted cash, at end of period	$150,398	$57,954

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$108,513	$57,954
Restricted cash	40,543	—
Restricted cash, non-current (included in other assets)	1,342	—
Cash, cash equivalents and restricted cash, at end of period	$150,398	$57,954
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
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by the Company's Board of Directors ("Board"). In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement (as defined below), the Company applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. See Note 9, Debt, for additional information. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in general and administrative expenses on the consolidated statements of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In the second quarter of fiscal 2024, the Company's performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the six months ended June 29, 2024, the Company's revenue declined 20.3%, compared to the six months ended July 1, 2023. The Company's operating loss of $49.2 million and operating cash outflows of $20.2 million for the six months ended June 29, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million during the first quarter of fiscal 2024. At June 29, 2024, the Company's cash and cash equivalents were $108.5 million. The Company also had $41.9 million in restricted cash, $40.5 million of which is set aside for future repayment of the Term Loan subject to limited rights for the purchase of inventory in the third quarters of fiscal 2024 and 2025.
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
In addition to the reduction of its headcount, the Company entered into or amended three sublease agreements between fiscal 2022 and 2024 to sublease portions of its headquarters. iRobot expects these sublease agreements will generate $6.3 million in sublease cash payments in the future over the remaining lease terms. The Company expects to continue to right size its global real estate footprint through additional subleasing at its corporate headquarters and the elimination of offices in smaller, underperforming geographies. During the six months ended June 29, 2024, the Company's operating expenses declined $55 million, or 23%, which excludes the one-time benefit of $75 million related to the Parent Termination Fee, compared to the six months ended July 1, 2023.
Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully to ensure efficiency in its working capital. As of June 29, 2024, the inventory balance was $101.4 million, a reduction of $51.1 million from the end of fiscal 2023. The decrease was driven by careful inventory management as well as the impact of a $10.3 million non-cash reserve for obsolete or excess component inventory as a result of the Company's transition to a new contract manufacturing paradigm. The Company plans to continue to manage its inventory to a level that aligns with current run rates and seasonality of the business.
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including variable consideration and other obligations such as sales incentives and product returns; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; valuation of debt; inventory excess and obsolescence; loss on purchase commitments; loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company's estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company's restricted cash balance totaled $41.9 million as of June 29, 2024, $40.5 million of which is set aside for future repayment of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The remaining $1.3 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheet.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At June 29, 2024 and December 30, 2023, the Company had an allowance for credit losses of $2.7 million.
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
During the second quarter of fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers and suppliers and recorded a charge totaling $18.4 million in cost of product revenue. This charge includes a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancellable purchase commitments.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At June 29, 2024 and December 30, 2023, the Company's equity securities without readily determinable fair values totaled $11.0 million and $11.4 million, respectively, and are included in other assets on the consolidated balance sheets.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(70,646)	$(80,800)	$(62,039)	$(161,912)
Weighted-average shares outstanding	29,309	27,619	28,740	27,543
Basic and diluted loss per share	$(2.41)	$(2.93)	$(2.16)	$(5.88)
Employee stock awards representing approximately 4.1 million and 1.5 million shares of Common Stock for the three months ended June 29, 2024 and July 1, 2023, and approximately 3.3 million and 0.9 million shares for the six months ended June 29, 2024 and July 1, 2023, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 29, 2024 and December 30, 2023 was $15.4 million and $18.4 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of June 29, 2024, the Company had reserves for product returns of $12.4 million and other credits and incentives of $53.4 million. As of December 30, 2023, the Company had reserves for product returns of $24.6 million and other credits and incentives of $95.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and six months ended June 29, 2024 and July 1, 2023, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$84,364	$130,958	$153,260	$202,944
EMEA	39,894	50,879	84,982	97,560
Japan	27,818	42,579	55,536	75,473
Other	14,285	12,152	22,597	20,883
Total revenue	$166,361	$236,568	$316,375	$396,860
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	June 29, 2024	December 30, 2023
Accounts receivable, net	$66,193	$77,112
Contract liabilities	17,538	18,702
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During the three months ended June 29, 2024 and July 1, 2023, the Company recognized $3.3 million and $3.8 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended June 29, 2024 and July 1, 2023, the Company recognized $6.1 million and $7.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
4. Restructuring and Other Charges
During the three months ended June 29, 2024 and July 1, 2023, the Company recorded restructuring and other charges of $8.2 million and $4.3 million, respectively, in the consolidated statements of operations. During the six months ended June 29, 2024 and July 1, 2023, the Company recorded restructuring and other charges of $22.4 million and $8.1 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash restructuring charges:
Severance and other personnel costs	$4,854	$(133)	$16,201	$3,533
Other restructuring costs	279	4,411	2,985	4,551
CEO transition costs	1,076	—	1,519	—
Total cash charges	6,209	4,278	20,705	8,084

Non-cash charges:
Asset write offs	871	—	2,749	—
CEO transition costs related to stock-based awards	1,150	—	(1,077)	—
Total non-cash charges	2,021	—	1,672	—

Total restructuring and other charges	$8,230	$4,278	$22,377	$8,084
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan which includes a reduction in headcount. As of June 29, 2024, approximately 330 employees have been notified, with $4.9 million and $16.2 million of restructuring cost recorded during three and six months ended June 29, 2024, respectively. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits.
In addition, the operational restructuring plan includes actions to pause work unrelated to the Company's core floorcare business and, as a result, during three and six months ended June 29, 2024, the Company recorded restructuring costs of $0.3 million and $4.8 million, respectively. These charges typically consist of write-offs on certain fixed assets as well as material liabilities at contract manufacturers due to discontinuation of programs.
In conjunction with the termination of the Merger Agreement, Colin Angle, the Company's then-Chief Executive Officer, stepped down as an officer of the Company and from his position as chairman of the Board effective January 28, 2024. The Board appointed Glen D. Weinstein, the Company's then Executive Vice President and Chief Legal Officer, as Interim Chief Executive Officer while a search was conducted for a permanent CEO. On May 6, 2024, the Company appointed Gary S. Cohen as the Company's President and Chief Executive Officer. Gary S. Cohen succeeded Glen D. Weinstein as the principal executive officer of the Company. Glen D. Weinstein is providing transition services as a Company employee during the transition period. CEO transition costs represent costs incurred for CEO search fees and charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein which include compensation during the transition period as well as adjustments for modification of stock-based awards.
The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accounts payable and accrued expenses in the consolidated balance sheet (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	16,201	2,985	1,519	20,705
Cash payments	(12,865)	(831)	(846)	(14,542)
Balance as June 29, 2024	$3,336	$2,154	$673	$6,163
The Company expects the remaining balance to be paid within the second half of 2024.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has three sublease agreements for space at its headquarters. At June 29, 2024, the Company's weighted average discount rate was 4.43%, while the weighted average remaining lease term was 5.57 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$1,203	$1,753	$2,561	$3,467
Variable lease cost	862	903	1,953	1,728
Sublease income	(621)	(280)	(991)	(324)
Right-of-use asset impairment	867	3,048	867	3,048
Net lease cost	$2,311	$5,424	$4,390	$7,919
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,534	$2,269	$3,242	$4,277
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$811	$683	$811	$683
Right-of-use asset reductions related to operating lease modifications (non-cash)	$(1,883)	$—	$(1,883)	$—
Maturities of operating lease liabilities and sublease payments were as follows as of June 29, 2024 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2024	$2,892	$(622)	$2,270
2025	5,879	(1,003)	4,876
2026	5,845	(1,033)	4,812
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
Thereafter	7,574	(1,513)	6,061
Total minimum lease payments	$32,979	$(6,331)	$26,648
Less: imputed interest	4,018
Present value of future minimum lease payments	$28,961
Less: current portion of operating lease liabilities (Note 8)	4,925
Long-term lease liabilities	$24,036

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of June 29, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,209	$—	$—
Restricted cash (Note 2)	40,543	—	—
Restricted cash, non-current (Note 2)	1,342	—	—
Derivative instruments (Note 10)	—	106	—
Total assets measured at fair value	$87,094	$106	$—

Liabilities:
Term loan (unpaid principal of $177,188) (Note 9)	$—	$—	$172,421
Derivative instruments (Note 10)	—	280	—
Total liabilities measured at fair value	$—	$280	$172,421

	Fair Value Measurements as of December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$117,652	$—	$—
Restricted cash, current	1,000	—	—
Restricted cash, non-current (Note 2)	1,766	—	—
Derivative instruments (Note 10)	—	3,999	—
Total assets measured at fair value	$120,418	$3,999	$—

Liabilities:
Term loan (unpaid principal of $200,000 ) (Note 9)	$—	$—	$201,501
Derivative instruments (Note 10)	—	7,643	—
Total liabilities measured at fair value	$—	$7,643	$201,501
The following table provides a summary of changes in fair value of our Level 3 instrument for the six months ended June 29, 2024 (in thousands):

Balance as of December 30, 2023	$201,501
Repayment	(34,947)
Change in fair value	5,867
Balance as of June 29, 2024	$172,421
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of June 29, 2024 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Estimates of the fair value are highly subjective and require judgment regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended June 29, 2024, as a result of the execution of an amendment to one of its sublease agreements, the Company determined that indicators of impairment existed related to the long-lived assets associated with the subleased space. The right-of-use asset was measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurement was determined using a

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
discounted cash flow method with unobservable inputs and was classified within Level 3 of the fair value hierarchy. The Company recognized an impairment charge of $0.9 million related to the right-of-use asset and recorded it as a non-cash restructuring and other charge on its consolidated statement of operations. The fair value of the remaining right-of-use asset was $0.9 million.
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the six months ended June 29, 2024 (in thousands):

	Goodwill	Intangible assets
Balance as of December 30, 2023	$175,105	$5,044
Amortization	—	(339)
Effect of foreign currency translation	(5,721)	(301)
Balance as of June 29, 2024	$169,384	$4,404
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Accrued warranty	$19,765	$24,625
Accrued returns and sales incentives	17,441	12,897
Accrued compensation and benefits	14,524	13,593
Accrued manufacturing and logistics cost	13,601	5,462
Accrued restructuring and other	6,145	1,894
Accrued taxes payable	5,644	8,927
Current portion of operating lease liabilities	4,925	5,216
Accrued interest	3,883	4,498
Accrued merger related liabilities	1,777	4,721
Derivative liability	280	7,276
Accrued other	8,950	8,890
	$96,935	$97,999
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
$250.0 million which amount is subject to increase or decrease upon certain triggers related to the payment or non-payment of any termination fees under the Amended Merger Agreement (or fees in lieu of such termination fees) and the occurrence or non-occurrence of the Merger.
During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee has been set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. As of June 29, 2024, the Company was in compliance with the covenants under the Term Loan.
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
The obligations under the Term Loan are guaranteed by the Company and certain of its subsidiaries located in the United States, United Kingdom, Japan, France and Spain. In addition, the obligations under the Term Loan are secured by a first priority lien on substantially all tangible and intangible property of the Company and the guarantors and pledges of the equity of certain subsidiaries, in each case subject to certain exceptions, limitations and exclusions from the collateral.
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
The Company's outstanding debt as of June 29, 2024 was as follows (in thousands):

	Classification	June 29, 2024
Term Loan at fair value at December 30, 2023		$201,501
Repayment		(34,947)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive loss	1,121
Remaining changes in fair value	Other expense, net	4,746
Term Loan at fair value as of June 29, 2024		$172,421
During the three and six months ended June 29, 2024, the Company recorded $5.4 million and $10.9 million, respectively, of interest expense in other expense, net on the consolidated statement of operations related to the quarterly cash interest, $3.9 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of June 29, 2024.
10. Derivative Instruments and Hedging Activities
The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts had a maturity of three years or less. During the first quarters of 2024 and 2023, the Company terminated foreign currency forward contracts with a notional value of $102.9 million and $151.7 million, respectively, resulting in net cash proceeds of $2.7 million and a net cash payment of $2.5 million, respectively, which were recognized within cash used in operating activities in the consolidated statements of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs. At June 29, 2024, the Company had no outstanding cash flow hedges. As of December 30, 2023, the Company had outstanding cash flow hedges with a total notional value of $114.4 million.
The Company enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically have maturities

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
of three months or less. At June 29, 2024 and December 30, 2023, the Company had outstanding foreign currency economic hedges with a total notional value of $29.7 million and $252.0 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	June 29, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$106	$2,929
Foreign currency forward contracts	Accrued expenses	280	4,586
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$1,070
Foreign currency forward contracts	Accrued expenses	—	2,690
Foreign currency forward contracts	Long-term liabilities	—	367
Gains associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain recognized in income	Other expense, net	$82	$2,077	$1,347	$1,266
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency forward contracts	$—	$3,797	$3,213	$1,974
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$166,361	$236,568	$316,375	$396,860

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$3,422	$3,280	$8,308	$8,683

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
During the three and six months ended June 29, 2024, the Company sold an aggregate of 1.1 million and 1.7 million shares under the ATM Agreement, respectively, and received net proceeds of $12.3 million and $17.9 million, respectively. The issuance costs incurred in connection with the offering were $0.3 million and $1.0 million during the three and six months ended June 29, 2024, respectively. As of June 29, 2024, $81.1 million remained available for further sale under the ATM Agreement.
12. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties have agreed to transfer the case to the U.S. District Court for the District of Massachusetts. An amended complaint was filed on July 19, 2024. The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action. On June 8, 2024, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the District of Massachusetts against the Company, certain of its current and former members of the board of directors, and certain of its officers, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. iRobot Corporation, et al., No. 1:24-cv-11498.
Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and some of its accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, the Company enters into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow the Company the option to cancel, reschedule and/or adjust the supply requirements based on its business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers and/or suppliers for the cost of the excess components purchased by its contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During the three and six months ended June 29, 2024, the Company paid $0.5 million and $2.0 million, respectively, to its contract manufacturers for such liabilities and recorded as inventory components. In addition, during the three and six months ended June 29, 2024, the Company recognized $8.3 million and $11.2 million, respectively, associated with losses on purchase commitments. The increase in losses on purchase commitments during the second quarter of fiscal 2024 is more fully described in Note 2, Summary of Significant Accounting Policies, under the sub-heading, Inventory.
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 29, 2024 and December 30, 2023, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$21,608	$24,618	$24,625	$27,379
Provision	2,998	4,883	6,045	8,360
Warranty claims	(4,841)	(5,566)	(10,905)	(11,804)
Balance at end of period	$19,765	$23,935	$19,765	$23,935
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
For the three months ended June 29, 2024 and July 1, 2023, the Company recorded an income tax expense of $0.7 million and $5.7 million, respectively. The Company's effective income tax rates were (1.0)% and (7.6)% for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets.
For the six months ended June 29, 2024 and July 1, 2023, the Company recorded an income tax expense of $0.8 million and $4.5 million, respectively. The Company's effective income tax rates were (1.4)% and (2.8)% for the six months ended June 29, 2024 and July 1, 2023, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets.
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
Significant Customers
For the three months ended June 29, 2024 and July 1, 2023, the Company generated 26.9% and 40.3%, respectively, of total revenue from one of its retailers. The decrease in concentration is largely due to timing of certain orders during the three months ended July 1, 2023.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
For the six months ended June 29, 2024 and July 1, 2023, the Company generated 23.6% and 28.9%, respectively, of total revenue from one of its retailers. The decrease in concentration is largely due to timing of certain orders.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market and connected consumer base, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 30, 2024 and Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance and cost-effective robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. Our core technologies serve as reusable building blocks that we adapt and expand to create next-generation robotic platforms. We believe that this approach accelerates the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by iRobot OS. The software intelligence of iRobot OS powers our portfolio of connected robotic floorcare products, enabling an expanding range of new features and thoughtful digital experiences that improve overall cleaning performance, personalization and control. By leveraging our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies, iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and the ability to share and transfer home knowledge across multiple iRobot robots. We believe that the capabilities within iRobot OS will help support our long-term vision of building out a larger ecosystem that encompasses a broader range of robots. We believe that our significant expertise in robot design, engineering, and smart home technologies and targeted focus on understanding and addressing consumer needs, positions us well to expand our total addressable market and capitalize on the anticipated growth in a wider range of robotic and smart home categories over time. During the first quarter of fiscal 2024, we launched the Roomba Combo Essential robot which replaces Roomba 600 Series with an added mopping function, more suction power, longer battery life and intelligent iRobot OS automations. This robot makes the 2-in-1 cleaning experience more accessible to customers given the lower price point. The Roomba Combo Essential robot is available in North America and EMEA and became available in APAC beginning in the second quarter of fiscal 2024. In addition, the Roomba Vac Essential was launched in North America as the vacuum-only version. These are the first products to benefit from our new contract manufacturing paradigm, taking advantage of their mature supply chains, expertise in design-for-manufacturing, and flexibility in component selection. In July 2024, we introduced the Roomba Combo 10 Max Robot + AutoWash dock, an advanced robot vacuum and mop which brings independent cleaning to a new level. The robot is engineered to powerfully vacuum and mop multiple floor types while the dock automatically refills and recharges the robot, washes and dries the mopping pad, empties debris, and self-cleans. It will be the first robot floor cleaner from iRobot to be compliant with the Matter smart home protocol and compatible with the Apple Home ecosystem. The launch represents an important milestone in our product innovation roadmap and is central to our strategy for Europe, where we aim to capitalize on growth opportunities at the high end of the market. Shipping of the Roomba Combo 10 Max Robot is scheduled to begin in August 2024. On June 14, 2024, the temporary exclusion from Section 301 List 3 tariffs by the United States Trade Representative expired, reinstating the 25% tariff on Roomba products imported from China. We have relocated a meaningful portion of our supply chain to outside of China and therefore expect these tariffs to have an immaterial impact on our financial statements.
Our total revenue for the six months ended June 29, 2024 was $316.4 million, a decline of $80.5 million, or 20.3%, from revenue of $396.9 million for the six months ended July 1, 2023. Geographically, domestic revenue declined by $49.7 million, or 24.5%, and international revenue declined by $30.8 million, or 15.9%. Continuing from 2023, our revenue performance was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer spending trends in the U.S. and Japan. The overall market conditions continue to be challenging with aggressive competition in EMEA and the U.S. We are leveraging our brand and innovative products to extend or reclaim our leadership positions in the mid and premium market segments as well as leveraging our new product launches that balance price point and cost profile to participate more fully in the entry market segment. Revenue from mid-tier robots (with an MSRP between $300 and $499) and premium robots (with an MSRP of $500 or more) represented 78% of total robot sales during the six months ended June 29, 2024 versus 85% from the same period last year, reflecting the introduction of the Roomba Combo Essential, providing the iRobot 2-in-1 cleaning experience at a lower price point.
Entering the second half of 2024, we continue to focus on managing our cash and executing on our near-term robotic floorcare roadmaps. To achieve our goals for the year and set us up for success, we announced an operational restructuring plan that is designed to more closely align our cost structure with near-term revenue expectations and drive profitability. During the six months ended June 29, 2024, we initiated an overall reduction of approximately 350 employees, which represents 31% of our global workforce as of December 30, 2023. In addition, we continued to scale back working media and other demand-generation activities and paused work unrelated to our core floorcare business. During the six months ended June 29, 2024, our operating expenses declined $55 million, or 23%, which excludes the one-time benefit of $75 million related to the Parent Termination Fee, compared to the six months ended July 1, 2023. See Note 4 to our consolidated financial statements for additional details and charges related to the operational restructuring plan. During the second quarter of fiscal 2024, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of the business. As of June 29, 2024, our inventory balance was $101.4 million, a reduction of $51.1 million from the end of fiscal 2023.
Our operational restructuring plan has focused on cost savings and improving our gross margin and cash flow. During the second quarter of fiscal 2024, we launched "iRobot Elevate," which is a new strategy focused on growth. Elevate centers on 1) improving our financial performance, 2) increasing consumer focus to elevate our brand, 3) bringing innovative products to market in an entirely new and more profitable way, 4) continuing our operational and organization improvements, and 5) developing and retaining our best talent.
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
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the

Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in Operating Expense, which is classified in general and administrative expenses on the consolidated statements of operations.
Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss and operating margin. During the three months ended June 29, 2024 and July 1, 2023, we had gross profit of $27.5 million and $53.5 million, gross margin of 16.5% and 22.6%, operating loss of ($61.1) million and ($71.1) million and operating margin of (36.7)% and (30.0)%, respectively. During the six months ended June 29, 2024 and July 1, 2023, we had gross profit of $63.6 million and $90.2 million, gross margin of 20.1% and 22.7%, operating loss of ($49.2) million and ($152.4) million and operating margin of (15.5)% and (38.4)%, respectively. A summary of key metrics for the three and six months ended June 29, 2024, as compared to the three and six months ended July 1, 2023, is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$166,361	$236,568	$316,375	$396,860

Non-GAAP Gross Profit	$27,736	$54,883	$64,666	$92,813
Non-GAAP Gross Margin	16.7%	23.2%	20.4%	23.4%

Non-GAAP Operating Loss*	$(48,203)	$(50,485)	$(88,153)	$(112,800)
Non-GAAP Operating Margin*	(29.0)%	(21.3)%	(27.9)%	(28.4)%

Total robot units shipped (in thousands)	574	831	1,030	1,266
Average gross selling prices for robot units	$330	$347	$337	$366

* Beginning in the fourth quarter of fiscal 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the second quarter and first half of 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of transaction fees, professional fees, and transition and integration costs directly associated with mergers, acquisitions and divestitures, including with respect to the Merger. It also includes business combination adjustments including adjustments after the measurement period has ended. During the first quarter of fiscal 2024, the adjustment included the impact of the Termination Agreement and receipt of the Parent Termination Fee.
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
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We regularly assess the need to record valuation allowances based on non-GAAP profitability and other factors. We also exclude certain tax items, including the impact from stock-based compensation windfalls/shortfalls, which are not reflective of income tax expense incurred as a result of current period earnings.
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands, except per share amounts)
GAAP Gross Profit	$27,466	$53,503	$63,567	$90,244
Amortization of acquired intangible assets	—	290	—	572
Stock-based compensation	270	801	1,099	1,387
Net merger, acquisition and divestiture expense	—	289	—	610
Non-GAAP Gross Profit	$27,736	$54,883	$64,666	$92,813
GAAP Gross Margin	16.5%	22.6%	20.1%	22.7%
Non-GAAP Gross Margin	16.7%	23.2%	20.4%	23.4%

GAAP Operating Loss	$(61,068)	$(71,056)	$(49,168)	$(152,353)
Amortization of acquired intangible assets	168	467	339	927
Stock-based compensation	4,510	8,573	12,458	16,505
Net merger, acquisition and divestiture (income) expense	(43)	7,253	(74,159)	14,037
Restructuring and other	8,230	4,278	22,377	8,084
Non-GAAP Operating Loss*	$(48,203)	$(50,485)	$(88,153)	$(112,800)
GAAP Operating Margin	(36.7)%	(30.0)%	(15.5)%	(38.4)%
Non-GAAP Operating Margin*	(29.0)%	(21.3)%	(27.9)%	(28.4)%

GAAP Net Loss	$(70,646)	$(80,800)	$(62,039)	$(161,912)
Amortization of acquired intangible assets	168	467	339	927
Stock-based compensation	4,510	8,573	12,458	16,505
Net merger, acquisition and divestiture (income) expense	(43)	7,253	(74,159)	14,037
Restructuring and other	8,230	4,278	22,377	8,084
Loss on strategic investments	—	3,152	375	3,152
Debt issuance costs	238	—	477	—
Income tax effect	—	17,744	(409)	33,992
Non-GAAP Net Loss*	$(57,543)	$(39,333)	$(100,581)	$(85,215)

GAAP Net Loss Per Diluted Share	$(2.41)	$(2.93)	$(2.16)	$(5.88)
Dilutive effect of non-GAAP adjustments*	0.45	1.51	(1.34)	2.79
Non-GAAP Net Loss Per Diluted Share*	$(1.96)	$(1.42)	$(3.50)	$(3.09)

* Beginning in the fourth quarter of fiscal 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the second quarter and first half of 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	83.5	77.3	79.9	77.2
Amortization of acquired intangible assets	—	0.1	—	0.1
Total cost of revenue	83.5	77.4	79.9	77.3
Gross profit	16.5	22.6	20.1	22.7
Operating expenses:
Research and development	14.0	16.1	18.1	20.0
Selling and marketing	24.0	23.4	21.9	24.7
General and administrative	10.2	11.2	(11.6)	14.3
Restructuring and other	4.9	1.8	7.1	2.0
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	53.2	52.6	35.6	61.1
Operating loss	(36.7)	(30.0)	(15.5)	(38.4)
Other expense, net	(5.3)	(1.7)	(3.8)	(1.3)
Loss before income taxes	(42.0)	(31.7)	(19.3)	(39.7)
Income tax expense	0.5	2.5	0.3	1.1
Net loss	(42.5)%	(34.2)%	(19.6)%	(40.8)%
Comparison of Three and Six Months Ended June 29, 2024 and July 1, 2023
Revenue

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$166,361	$236,568	$(70,207)	(29.7)%	$316,375	$396,860	$(80,485)	(20.3)%
Revenue for the three months ended June 29, 2024 decreased $70.2 million to $166.4 million, or 29.7%, from $236.6 million for the three months ended July 1, 2023. Geographically, in the three months ended June 29, 2024, domestic revenue decreased $46.6 million, or 35.6%, and international revenue decreased $23.6 million, or 22.4%, which reflected decreases of 34.7% in Japan and 21.6% in EMEA. The decrease in revenue during the second quarter of fiscal 2024 was primarily driven by reduced demand due to consumer sentiment, continuing increased competition in the market, requiring additional promotional activities and pricing adjustments, as well as unfavorable exchange rate changes on Japanese Yen. Excluding the unfavorable foreign currency impact, Japan revenue decreased 27.9% over the same period in the prior year. The decrease in revenue also reflected a decrease of 30.9% in total robots shipped and a 4.9% decrease in gross average selling price for the three months ended June 29, 2024, compared to the three months ended July 1, 2023.

Revenue for the six months ended June 29, 2024 decreased $80.5 million to $316.4 million, or 20.3%, from $396.9 million for the six months ended July 1, 2023. Geographically, in the six months ended June 29, 2024, domestic revenue decreased $49.7 million, or 24.5%, and international revenue decreased $30.8 million, or 15.9%, which reflected decreases of 26.4% in Japan and 12.9% in EMEA. The decrease in revenue during the six months ended June 29, 2024 was primarily driven by reduced demand due to consumer sentiment, continuing increased competition in the market, requiring additional promotional activities and pricing adjustments, as well as unfavorable exchange rate changes on Japanese Yen. Excluding the unfavorable foreign currency impact, Japan revenue decreased 18.6% over the same period in the prior year. The decrease in revenue also reflected a decrease of 18.6% in total robots shipped and a 7.9% decrease in gross average selling price for the six months ended June 29, 2024, compared to the six months ended July 1, 2023. The decrease in gross average selling price was primarily due to the launch of Roomba Combo Essential and Roomba Vac Essential robots, which are offered at a lower price point.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$138,895	$182,775	$(43,880)	(24.0)%	$252,808	$306,044	$(53,236)	(17.4)%
As a percentage of revenue	83.5%	77.3%			79.9%	77.2%
Cost of product revenue decreased to $138.9 million in the three months ended June 29, 2024, compared to $182.8 million in the three months ended July 1, 2023. The decrease was primarily driven by the 29.7% decrease in revenue, offset by adjustments recorded for obsolete or excess inventory and losses on purchase commitments in the three months ended June 29, 2024. During the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm. As a result, we evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers and recorded a charge totaling $18.4 million. This charge includes a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Cost of product revenue decreased to $252.8 million in the six months ended June 29, 2024, compared to $306.0 million in the six months ended July 1, 2023. The decrease was primarily driven by the 20.3% decrease in revenue, offset by adjustments for obsolete or excess inventory and losses on purchase commitments in the six months ended June 29, 2024. During the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm. As a result, we evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers and recorded a charge totaling $18.4 million. This charge includes a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Gross Profit

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$27,466	$53,503	$(26,037)	(48.7)%	$63,567	$90,244	$(26,677)	(29.6)%
Gross margin	16.5%	22.6%			20.1%	22.7%
Gross margin decreased to 16.5% in the three months ended June 29, 2024, compared to 22.6% in the three months ended July 1, 2023. Gross margin decreased 6.1 percentage points primarily driven by charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancelable purchase commitments during the three months ended June 29, 2024. The decrease is also attributable to lower leverage on our fixed costs due to decreased revenue and continued increases in promotional and pricing activities during the three months ended June 29, 2024. The decrease in gross margin is partially offset by favorable impact from product mix, improved channel mix to our direct-to-consumer channel, as well as lower ocean freight costs and reduced people-related costs as a result of the restructuring activities. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Gross margin decreased to 20.1% in the six months ended June 29, 2024, compared to 22.7% in the six months ended July 1, 2023. Gross margin decreased 2.6 percentage points primarily driven by charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancelable purchase commitments during the six months ended June 29, 2024. The decrease is also attributable to lower leverage on our fixed costs due to decreased revenue and continued increases in promotional and pricing activities during the six months ended June 29, 2024. The decrease in gross margin is partially offset by favorable impact from product mix, improved channel mix to our direct-to-consumer channel, as well as lower ocean freight costs and reduced people-related costs as a result of the restructuring activities. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Research and Development

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$23,230	$37,971	$(14,741)	(38.8)%	$57,108	$79,240	$(22,132)	(27.9)%
As a percentage of revenue	14.0%	16.1%			18.1%	20.0%
Research and development expenses decreased $14.7 million, or 38.8%, to $23.2 million (14.0% of revenue) in the three months ended June 29, 2024 from $38.0 million (16.1% of revenue) in the three months ended July 1, 2023. This decrease was primarily due to decreases of $9.3 million in people-related costs and $1.9 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $2.1 million in program-related costs during the three months ended June 29, 2024.
Research and development expenses decreased $22.1 million, or 27.9%, to $57.1 million (18.1% of revenue) in the six months ended June 29, 2024 from $79.2 million (20.0% of revenue) in the six months ended July 1, 2023. This decrease was primarily due to decreases of $14.0 million in people-related costs and $1.7 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $4.6 million in program-related costs during the six months ended June 29, 2024.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$39,980	$55,596	$(15,616)	(28.1)%	$69,696	$98,072	$(28,376)	(28.9)%
As a percentage of revenue	24.0%	23.4%			21.9%	24.7%
Selling and marketing expenses decreased $15.6 million, or 28.1%, to $40.0 million (24.0% of revenue) in the three months ended June 29, 2024 from $55.6 million (23.4% of revenue) in the three months ended July 1, 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $11.5 million as well as a $2.6 million decrease in people-related costs associated with lower headcount.
Selling and marketing expenses decreased $28.4 million, or 28.9%, to $69.7 million (21.9% of revenue) in the six months ended June 29, 2024 from $98.1 million (24.7% of revenue) in the six months ended July 1, 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $20.9 million as well as a $4.9 million decrease in people-related costs associated with lower headcount.
General and Administrative

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$16,926	$26,537	$(9,611)	(36.2)%	$(36,785)	$56,846	$(93,631)	(164.7)%
As a percentage of revenue	10.2%	11.2%			(11.6)%	14.3%
General and administrative expenses decreased $9.6 million, or 36.2%, to $16.9 million (10.2% of revenue) in the three months ended June 29, 2024, from $26.5 million (11.2% of revenue) in the three months ended July 1, 2023. This decrease was primarily driven by a $5.2 million decrease in merger-related costs and decreases of $2.1 million in people-related costs and $1.4 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan during the three months ended June 29, 2024.
General and administrative expenses decreased $93.6 million, or 164.7%, to ($36.8) million ((11.6)% of revenue) in the six months ended June 29, 2024, from $56.8 million (14.3% of revenue) in the six months ended July 1, 2023. This decrease was primarily driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions, and decreases of $4.8 million in people-related costs and $1.7 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan during the six months ended June 29, 2024.
Restructuring and Other

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Restructuring and other	$8,230	$4,278	$3,952	92.4%	$22,377	$8,084	$14,293	176.8%
As a percentage of revenue	4.9%	1.8%			7.1%	2.0%
Restructuring and other expenses increased $4.0 million, or 92.4%, to $8.2 million in the three months ended June 29, 2024, from $4.3 million in the three months ended July 1, 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $4.9 million of severance-related costs as well as other restructuring costs of $1.2 million associated with the pausing of work unrelated to our core floorcare business. In addition, we recorded CEO transition costs totaling $2.2 million, $1.1 million of which relates to CEO search fees and cash compensation charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein, as well as modification adjustments of $1.1 million related to their stock-based awards. The $4.3 million of restructuring and other expenses during the three months ended July 1, 2023 was related to our previous restructuring plan initiated in February 2023.
Restructuring and other expenses increased $14.3 million, or 176.8%, to $22.4 million in the six months ended June 29, 2024, from $8.1 million in the six months ended July 1, 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $16.2 million of severance-related costs as well as other restructuring costs of $5.7 million associated with the pausing of work unrelated to our core floorcare business. In addition, we recorded CEO transition costs totaling $0.4 million, $1.5 million of which relates to CEO search fees and cash compensation charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein, offset by modification adjustments of ($1.1) million related to their stock-based awards. The $8.1 million of restructuring and other expenses during the six months ended July 1, 2023 was related to our previous restructuring plan initiated in February 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$—	$290	$(290)	(100.0)%	$—	$572	$(572)	(100.0)%
Operating expense	168	177	(9)	(5.1)%	339	355	(16)	(4.5)%
Total amortization expense	$168	$467	$(299)	(64.0)%	$339	$927	$(588)	(63.4)%
As a percentage of revenue	0.1%	0.2%			0.1%	0.2%
The decrease in amortization of acquired intangible assets in the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023, was primarily related to acquired intangible assets impaired in the fourth quarter of 2023, resulting in lower amortization expense during the three and six months ended June 29, 2024.

Other Expense, Net

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$2,623	$710	$1,913	269.4%	$4,892	$1,433	$3,459	241.4%
Interest expense	(5,398)	(1,110)	(4,288)	386.3%	(10,936)	(2,076)	(8,860)	426.8%
Changes in fair value of Term Loan	(5,754)	—	(5,754)	—	(4,746)	—	(4,746)	—
Debt issuance costs	(238)	—	(238)	—	(477)	—	(477)	—
Loss on strategic investments	—	(3,152)	3,152	(100.0)%	(375)	(3,152)	2,777	(88.1)%
Other	(82)	(475)	393	(82.7)%	(392)	(1,309)	917	(70.1)%
Total other expense, net	$(8,849)	$(4,027)	$(4,822)	119.7%	$(12,034)	$(5,104)	$(6,930)	135.8%
As a percentage of revenue	(5.3)%	(1.7)%			(3.8)%	(1.3)%
Other expense, net increased $4.8 million, or 119.7%, to $8.8 million in the three months ended June 29, 2024 from $4.0 million in the three months ended July 1, 2023. This increase was primarily driven by $5.8 million non-cash adjustment due to change in fair value of our Term Loan, as well as a $4.3 million increase in cash interest expense in connection with the Term Loan, offset by a $3.2 million decrease in loss on strategic investments and a $1.9 million increase in interest income due to higher yields on our cash and restricted cash during the three months ended June 29, 2024.
Other expense, net increased $6.9 million, or 135.8%, to $12.0 million in the six months ended June 29, 2024 from $5.1 million in the six months ended July 1, 2023. This increase was primarily driven by a $8.9 million increase in cash interest expense in connection with the Term Loan, as well as a $4.7 million non-cash adjustment due to change in fair value of our Term Loan, offset by a $3.5 million increase in interest income due to higher yields on our cash and restricted cash, as well as a $2.8 million decrease in loss on strategic investments during the six months ended June 29, 2024.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Dollar Change	Percent Change	June 29, 2024	July 1, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$729	$5,717	$(4,988)	(87.2)%	$837	$4,455	$(3,618)	(81.2)%
Effective income tax rate	(1.0)%	(7.6)%			(1.4)%	(2.8)%
We recorded income tax expense of $0.7 million for the three months ended June 29, 2024 and $5.7 million for the three months ended July 1, 2023. The income tax expense for the three months ended June 29, 2024 resulted in an effective income tax rate of (1.0)%. The $5.7 million income tax expense for the three months ended July 1, 2023 resulted in an effective income tax rate of (7.6)%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets.
We recorded income tax expense of $0.8 million for the six months ended June 29, 2024 and $4.5 million for the six months ended July 1, 2023. The income tax expense for the six months ended June 29, 2024 resulted in an effective income tax rate of (1.4)%. The $4.5 million income tax expense for the six months ended July 1, 2023 resulted in an effective income tax rate of (2.8)%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets.
Liquidity and Capital Resources
At June 29, 2024, our cash and cash equivalents were $108.5 million. We also had $41.9 million in restricted cash, $40.5 million of which is set aside for future repayment of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The remaining $1.3 million is used for collateral for our credit card program and to secure the outstanding letters of credit and was included in other assets. Our working capital, which represents our total current assets less total current liabilities, was $118.5 million as of June 29, 2024, compared to $178.3 million as of December 30, 2023. Cash and cash equivalents held by our foreign subsidiaries totaled $13.1 million as of June 29, 2024. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of June 29, 2024.

On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the proceeds was set aside in a restricted account to be used for future repayments of the Term Loan subject to our limited rights to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025.
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to machinery and tooling, leasehold improvements, business applications software and computer and equipment. During the six months ended June 29, 2024 and July 1, 2023, we spent $0.1 million and $2.5 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the six months ended June 29, 2024 was $20.2 million, of which the principal components were our net loss of $62.0 million and non-cash charges of $35.3 million, offset by the cash inflow of $6.5 million from change in working capital. The change in working capital was driven by net cash outflow of $63.9 million from accounts payable, partially offset by net cash inflow of $35.8 million from inventory, $26.1 million from other assets and $9.2 million from accounts receivable. During the first quarter of fiscal 2024, the net cash used in operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million, as a result of the termination of the Merger Agreement.
Cash used in investing activities
Net cash used in investing activities for the six months ended June 29, 2024 was $0.2 million and related to the purchase of computers and software and the purchase of investments.
Cash used in financing activities
Net cash used in financing activities for the six months ended June 29, 2024 was $17.9 million, primarily related to the $34.9 million repayment of the Term Loan as a result of the termination of the Merger Agreement. During the six months ended June 29, 2024, we sold an aggregate of 1.7 million shares under the ATM Agreement and received net proceeds of $17.9 million.
Debt
Term Loan
On July 24, 2023, we entered into a Credit Agreement (the "Credit Agreement") by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). During fiscal 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 9 to our consolidated financial statements.
Lines of Credit
As of June 29, 2024, we had letters of credit outstanding of $0.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.

We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of June 29, 2024, we had no outstanding balance under the guarantee line of credit.
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
During the three and six months ended June 29, 2024, we sold an aggregate of 1.1 million and 1.7 million shares under the ATM Agreement, respectively, and received net proceeds of $12.3 million and $17.9 million, respectively. The issuance costs incurred in connection with the offering were $0.3 million and $1.0 million during the three and six months ended June 29, 2024, respectively. As of June 29, 2024, $81.1 million remained available for further sale under the ATM Agreement.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
During the second quarter of fiscal 2024, our performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the six months ended June 29, 2024, our revenue declined 20.3%, compared to the six months ended July 1, 2023. Our operating loss of $49.2 million and operating cash outflows of $20.2 million for the six months ended June 29, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million during the first quarter of fiscal 2024. At June 29, 2024, our cash and cash equivalents were $108.5 million. We also had $41.9 million in restricted cash, $40.5 million of which is set aside for future repayment of the Term Loan subject to limited rights for the purchase of inventory in the third quarters of fiscal 2024 and 2025.
We have considered and assessed our ability to continue as a going concern for the one year from the date that the unaudited consolidated financial statements are issued. Our assessment included the preparation of cash flow forecasts taking into account our restructuring actions and maintaining debt covenant compliance. On January 29, 2024, following the termination of the Merger Agreement, we announced an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability. The 2024 operational restructuring plan is structured to:
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
In addition to the reduction of our headcount, we entered into or amended three sublease agreements between fiscal 2022 and 2024 to sublease portions of our headquarters. We expect these sublease agreements will generate $6.3 million in sublease cash payments in the future over the remaining lease terms. We expect to continue to right size our global real estate footprint through additional subleasing at our corporate headquarters and the elimination of offices in smaller, underperforming geographies. During the six months ended June 29, 2024, our operating expenses declined $130 million, or 54%, compared to the six months ended July 1, 2023.
Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully to ensure efficiency in our working capital. As of June 29, 2024, the inventory balance was $101.4 million, a reduction of $51.1 million from the end of fiscal 2023. The decrease was driven by careful inventory management as well as the impact of a $10.3 million non-cash reserve for obsolete or excess component inventory as a result of our transition to a new contract manufacturing paradigm. We plan to continue to manage our inventory to a level that better aligns with current run rates and seasonality of the business.
While we estimate such actions will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of the financial statements there can be no assurance we will generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, the continuing higher interest rates, ongoing recessionary conditions or continued reduced demand for our products due to consumer sentiment or competition. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. In addition, we may need additional financing, including public or private equity or debt financing, to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
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
As of June 29, 2024, we had outstanding purchase orders aggregating approximately $194.0 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $129.4 million related to inventory purchases at our contract manufacturers, of which $56.6 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, we enter into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow us the option to cancel, reschedule and/or adjust the supply requirements based on our business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstance, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or order unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During the three and six months ended June 29, 2024, we paid $0.5 million and $2.0 million to our manufacturers for such liabilities and recorded as inventory components. In addition, during the three and six months ended June 29, 2024, we recognized $8.3 million and $11.2 million, respectively, associated with losses on purchase commitments. The increase in losses on purchase commitments during the second quarter of fiscal 2024 is more fully described in Note 2, Summary of Significant Accounting Policies under the sub-heading, Inventory.
Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including British Pounds, Canadian Dollars, Chinese Renminbi, Euros and Japanese Yen. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue. Based on transactions denominated in currencies other than the U.S. dollar as of June 29, 2024, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $5 million and $11 million for the three and six months ended June 29, 2024, respectively.

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
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of three months or less. At June 29, 2024 and December 30, 2023, we had outstanding economic hedges with a total notional value of $29.7 million and $252.0 million, respectively.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023 and in our Quarterly Report on Form 10-Q for the period ended March 30, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 30, 2023, other than as set forth below:
We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee may impair our ability to operate effectively.
Our success depends upon the continued services of our senior management team and key technical employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key technical employee might significantly delay or prevent the achievement of our business objectives, result in a loss of institutional know-how and could materially harm our business and customer relationships. In addition, because of the highly technical nature of our robots, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results. Also, increased turnover, particularly on the senior management team, with insufficient development of leadership talent and succession plans, could diminish employee confidence and increase risks for retaining key employees. Our failure to successfully attract well-qualified employees, retain and motivate existing employees or integrate new members of our senior management team and key employees, could materially and adversely affect our operations and our ability to execute our strategy. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key employees and senior management. In addition, recently appointed members of senior management may view our business differently than prior members, and have made and may continue to make changes to our strategic focus, operations, business plans, existing personnel and their responsibilities. We may not be able to properly manage such shifts in focus, and any changes to our business may not ultimately prove successful. Further, changes in our senior management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
In January 2024, Colin Angle stepped down as Chief Executive Officer and chairman of our board of directors and our board of directors appointed Glen Weinstein, our then Executive Vice President and Chief Legal Officer as interim Chief Executive Officer. In May 2024, our board of directors appointed Gary S. Cohen as President and Chief Executive Officer. These changes in our management team could cause retention and morale concerns among current employees, as well as operational risks. If this leadership transition is not successful, it could disrupt our business, affect our culture, cause employee retention concerns, be viewed negatively by our customers or investors, and affect our financial condition and operational results.
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
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of reductions in force executed in August 2022, February 2023 and the first half of 2024, and the termination of the Merger Agreement. These factors may cause additional attrition and affect the morale of our current employees and might adversely affect our reputation among job seekers. Significant or prolonged turnover or revised hiring priorities may negatively affect our operations and culture, as well as our ability to successfully maintain our processes and procedures. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. Job seekers and existing personnel often consider the value of the equity awards they receive in connection with their employment. The recent decline in our stock price may impact the actual or perceived value of our equity awards for current employees or new hires, and we may need to grant additional or larger equity awards to offer attractive compensation packages to hire and retain employees. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
If critical components of our products, which we currently source from a small number of suppliers, become unavailable or if supply chain and shipping disruptions occur, we may experience cost increases and delays that could harm our business.
We and our outsourced manufacturers obtain hardware components, various subsystems, raw materials and batteries from a limited group of suppliers, some of which are sole suppliers. We do not have long-term agreements with these suppliers obligating them to continue to sell components or products to us. If we or our outsourced manufacturers are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, reduce our gross margin and seriously harm our business, results of operations and financial condition. The supply of components and raw materials to us and our outsourced manufacturers, as well as our ability to efficiently receive inbound inventory and ship products to customers at customary costs, may be negatively affected by military conflicts, political or social instability or terrorism. For example, following the recent outbreak of conflict in the Middle East, there has been an increase in attacks on commercial ships transiting the Red Sea, disrupting an important global trade route. These disruptions have affected global ocean freight traffic, leading to shipping delays and higher freight costs. Although we have not yet experienced significant disruptions to our supply chain, continued or intensified hostilities in the Middle East or disruptions to other global trade routes could increase shipping times and ocean and air freight rates. This could adversely affect our delivery schedules, raise our costs, and harm our business, brand and financial and operating results. Moreover, if any of our suppliers become financially unstable, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, or at all.
In addition, our lack of long-term agreements with certain component suppliers has caused us to purchase certain long-lead-time components well in advance of consumer demand. This added inventory increases the strain on our liquidity, as well as the risk of inventory becoming excess or obsolete.
Item 5. Other Information
(c) During the three months ended June 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Employment Agreement, dated as of April 25, 2024, by and between the Company and Gary S. Cohen (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 7, 2024).

10.2†	Third Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 23, 2024).

10.3†
Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of May 28, 2024, by and between the Company and Gary S. Cohen (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on May 28, 2024).

10.4†
Form of Restricted Stock Unit Award Agreement, dated as of May 28, 2024, by and between the Company and Gary S. Cohen (incorporated by reference to Exhibit 99.3 to the Company's Form S-8 filed on May 28, 2024).

10.5†	Separation Agreement, dated as of June 4, 2024, by and between the Company and Faris Habbaba (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 5, 2024).

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 7, 2024	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)