Form 10-Q
period 2024-09-28
IROBOT CORP
filed 2024-11-06
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 25, 2024 was 30,558,808.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2024

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$99,447	$185,121
Restricted cash	41,082	—
Accounts receivable, net	101,326	79,387
Inventory	149,156	152,469
Other current assets	32,774	48,513
Total current assets	423,785	465,490
Property and equipment, net	25,405	40,395
Operating lease right-of-use assets	15,137	19,642
Deferred tax assets	9,093	8,512
Goodwill	175,928	175,105
Intangible assets, net	3,635	5,044
Other assets	16,932	19,510
Total assets	$669,915	$733,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$195,133	$178,318
Accrued expenses	88,384	97,999
Deferred revenue and customer advances	9,121	10,830
Total current liabilities	292,638	287,147
Term loan	186,713	201,501
Operating lease liabilities	22,892	27,609
Other long-term liabilities	17,510	20,954
Total long-term liabilities	227,115	250,064
Total liabilities	519,753	537,211
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 30,559 and 27,964 shares issued and outstanding, respectively	306	280
Additional paid-in capital	326,394	290,755
Accumulated deficit	(173,705)	(105,295)
Accumulated other comprehensive (loss) income	(2,833)	10,747
Total stockholders' equity	150,162	196,487
Total liabilities and stockholders' equity	$669,915	$733,698
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$193,435	$186,176	$509,811	$583,036
Cost of revenue:
Cost of product revenue	131,058	137,888	383,865	443,932
Amortization of acquired intangible assets	—	292	—	864
Total cost of revenue	131,058	138,180	383,865	444,796
Gross profit	62,377	47,996	125,946	138,240
Operating expenses:
Research and development	19,630	37,336	76,739	116,576
Selling and marketing	29,270	41,558	98,966	139,630
General and administrative	3,232	28,270	(33,552)	85,116
Restructuring and other	1,922	152	24,298	8,236
Amortization of acquired intangible assets	1,066	174	1,405	529
Total operating expenses	55,120	107,490	167,856	350,087
Operating income (loss)	7,257	(59,494)	(41,910)	(211,847)
Other expense, net	(12,548)	(19,113)	(24,583)	(24,217)
Loss before income taxes	(5,291)	(78,607)	(66,493)	(236,064)
Income tax expense	1,080	598	1,917	5,053
Net loss	$(6,371)	$(79,205)	$(68,410)	$(241,117)
Net loss per share
Basic	$(0.21)	$(2.86)	$(2.34)	$(8.73)
Diluted	$(0.21)	$(2.86)	$(2.34)	$(8.73)
Number of shares used in per share calculations:
Basic	30,348	27,738	29,276	27,608
Diluted	30,348	27,738	29,276	27,608
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(6,371)	$(79,205)	$(68,410)	$(241,117)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustments	9,773	(3,014)	1,678	615
Net unrealized gains on cash flow hedges	—	5,105	3,213	7,077
Net gains on cash flow hedge reclassified into earnings	(3,519)	(5,568)	(11,827)	(14,249)
Change in fair value of term loan due to instrument-specific credit risk	(5,523)	881	(6,644)	881
Total comprehensive loss	$(5,640)	$(81,801)	$(81,990)	$(246,793)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at June 29, 2024	30,077	$301	$319,673	$(167,334)	$(3,564)	$149,076
Vesting of restricted stock units	300	3	(3)			—
Stock-based compensation			5,480			5,480
CEO transition costs related to stock-based awards			(143)			(143)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(4)	—	(28)			(28)
Issuance of common stock, net of issuance costs	186	2	1,415			1,417
Other comprehensive income					731	731
Net loss				(6,371)		(6,371)
Balance at September 28, 2024	30,559	$306	$326,394	$(173,705)	$(2,833)	$150,162

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
Vesting of restricted stock units	747	7	(7)			—
Stock-based compensation			17,937			17,937
CEO transition costs related to stock-based awards			(1,140)			(1,140)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(49)	—	(491)			(491)
Issuance of common stock, net of issuance costs	1,897	19	19,340			19,359
Other comprehensive loss					(13,580)	(13,580)
Net loss				(68,410)		(68,410)
Balance at September 28, 2024	30,559	$306	$326,394	$(173,705)	$(2,833)	$150,162

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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(68,410)	$(241,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,912	21,367
Loss on equity investment	375	3,910
Stock-based compensation	17,937	25,880
Provision for inventory excess and obsolescence	11,800	1,740
Change in fair value of term loan	13,515	5,292
Debt issuance costs expensed under fair value option	529	11,837
Deferred income taxes, net	(651)	4,115
Other	(6,318)	(8,618)
Changes in operating assets and liabilities — (use) source
Accounts receivable	(22,073)	(7,943)
Inventory	(10,539)	32,935
Other assets	15,598	12,544
Accounts payable	16,674	28,904
Accrued expenses and other liabilities	(15,825)	(4,483)
Net cash used in operating activities	(30,476)	(113,637)
Cash flows from investing activities:
Additions of property and equipment	(118)	(3,132)
Purchase of investments	(56)	(213)
Net cash used in investing activities	(174)	(3,345)
Cash flows from financing activities:
Proceeds from employee stock plans	—	9
Income tax withholding payment associated with restricted stock vesting	(491)	(1,924)
Proceeds from issuance of common stock, net of issuance costs	19,359	—
Repayment of term loan	(34,947)	—
Proceeds from term loan	—	200,000
Payment of debt issuance costs	(529)	(11,837)
Net cash (used in) provided by financing activities	(16,608)	186,248
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,251	4,193
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,007)	73,459
Cash, cash equivalents and restricted cash, at beginning of period	187,887	117,949
Cash, cash equivalents and restricted cash, at end of period	$141,880	$191,408

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$99,447	$189,649
Restricted cash	41,082	—
Restricted cash, non-current (included in other assets)	1,351	1,759
Cash, cash equivalents and restricted cash, at end of period	$141,880	$191,408
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In the third quarter of fiscal 2024, the Company's performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the nine months ended September 28, 2024, the Company's revenue declined 12.6%, compared to the nine months ended September 30, 2023. The Company's operating loss of $41.9 million and operating cash outflows of $30.5 million for the nine months ended September 28, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million during the first quarter of fiscal 2024. The Company's operating loss also includes the one-time benefit of $13.5 million related to an intellectual property litigation settlement ("Litigation Settlement") during the third quarter of fiscal 2024 with cash received subsequently in October. At September 28, 2024, the Company's cash and cash equivalents were $99.4 million. The Company also had $42.4 million in restricted cash. During the three months ended September 28, 2024, the Company elected to draw down $40.0 million of the restricted cash which was subsequently received in the fourth quarter of fiscal 2024. The cash will be used for the purchase of inventory and is required to be repaid within five months in accordance with the terms of the loan agreement. It will then be available again during the third quarter of 2025 for purchases of inventory.
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
During the nine months ended September 28, 2024, the Company made significant progress in implementing its 2024 operational restructuring plan. The Company's total operating expenses declined $93.5 million, or 26.7%, which excludes the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to the Litigation Settlement, compared to the nine months ended September 30, 2023. Research and development expenses decreased $39.8 million, or 34.2%, while selling and marketing expenses decreased $40.7 million, or 29.1%, during the nine months ended September 28, 2024. Gross margin improved to 32.2% during the third quarter of fiscal 2024, compared to 25.8% during the third quarter of 2023. In addition to the reduction of its headcount, the Company entered into or amended three sublease agreements between fiscal 2022 and 2024 to sublease portions of its headquarters. iRobot expects these sublease agreements will generate $6.1 million in sublease cash payments in the future over the remaining lease terms. The Company expects to continue to right size its global real estate footprint through additional subleasing at its corporate headquarters and the elimination of offices in smaller, underperforming geographies. The Company continues to evaluate its cost structure, and in November 2024, as part of the ongoing restructuring plan, the Company announced an additional round of workforce reductions, totaling approximately 105 employees. Since the start of 2024 and including this new action, the Company has reduced its global workforce by approximately 50%.
Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully to ensure efficiency in its working capital. Days in inventory has improved from 161 days during the third quarter of fiscal 2023 to 104 days in the third quarter of fiscal 2024. The Company plans to continue to manage its inventory to a level that aligns with current run rates and seasonality of the business.
While management estimates such actions will be sufficient to allow it to maintain its debt covenant compliance, and its liquidity and operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance the Company will meet its debt covenant compliance and generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, higher interest rates, ongoing recessionary conditions or continued reduced demand for the Company's products due to consumer sentiment or competition. If the Company is not successful in increasing demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company's control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. In addition, the Company may need

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
additional financing, including public or private equity or debt financing, to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company's restricted cash balance totaled $42.4 million as of September 28, 2024, $41.1 million of which was set aside for future repayment of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. During the three months ended September 28, 2024, the Company elected to draw down $40.0 million of the restricted cash, which was subsequently received in the fourth quarter of fiscal 2024 and will be used for the purchase of inventory. See Note 9, Debt, for additional information. The remaining $1.4 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheet.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At September 28, 2024 and December 30, 2023, the Company had an allowance for credit losses of $2.7 million.
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
During the second quarter of fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers and suppliers and recorded a charge totaling $18.4 million in cost of product revenue in the second quarter of fiscal 2024. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancellable purchase commitments.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At September 28, 2024 and December 30, 2023, the Company's equity securities without readily determinable fair values totaled $11.1 million and $11.4 million, respectively, and are included in other assets on the consolidated balance sheets.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(6,371)	$(79,205)	$(68,410)	$(241,117)
Weighted-average shares outstanding	30,348	27,738	29,276	27,608
Basic and diluted loss per share	$(0.21)	$(2.86)	$(2.34)	$(8.73)
Employee stock awards representing approximately 2.8 million and 0.8 million shares of Common Stock for the three months ended September 28, 2024 and September 30, 2023, respectively, and approximately 2.9 million and 0.9 million shares for the nine months ended September 28, 2024 and September 30, 2023, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 28, 2024 and December 30, 2023 was $13.6 million and $18.4 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of September 28, 2024, the Company had reserves for product returns of $16.3 million and other credits and incentives of $58.3 million. As of December 30, 2023, the Company had reserves for product returns of $24.6 million and other credits and incentives of $95.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and nine months ended September 28, 2024 and September 30, 2023, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$105,137	$85,781	$258,398	$288,725
EMEA	45,902	51,861	130,884	149,421
Japan	27,718	34,713	83,254	110,186
Other	14,678	13,821	37,275	34,704
Total revenue	$193,435	$186,176	$509,811	$583,036
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 28, 2024	December 30, 2023
Accounts receivable, net	$100,266	$77,112
Contract liabilities	14,635	18,702
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During the three months ended September 28, 2024 and September 30, 2023, the Company recognized $5.1 million and $4.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended September 28, 2024 and September 30, 2023, the Company recognized $8.9 million and $11.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
4. Restructuring and Other Charges
During the three months ended September 28, 2024 and September 30, 2023, the Company recorded restructuring and other charges of $1.9 million and $0.2 million, respectively, in the consolidated statements of operations. During the nine months ended September 28, 2024 and September 30, 2023, the Company recorded restructuring and other charges of $24.3 million and $8.2 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash restructuring charges:
Severance and other personnel costs	$998	$69	$17,198	$3,602
Other restructuring costs	454	83	3,439	4,634
CEO transition costs	534	—	2,053	—
Total cash charges	1,986	152	22,690	8,236

Non-cash charges:
Asset write offs	79	—	2,828	—
CEO transition costs related to stock-based awards	(143)	—	(1,220)	—
Total non-cash charges	(64)	—	1,608	—

Total restructuring and other charges	$1,922	$152	$24,298	$8,236
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan which includes a reduction in headcount. As of September 28, 2024, approximately 340 employees have been notified, with $1.0 million and $17.2 million of restructuring cost recorded during the three and nine months ended September 28, 2024, respectively. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits.
In addition, the operational restructuring plan includes actions to pause work unrelated to the Company's core floorcare business and, as a result, during the nine months ended September 28, 2024, the Company recorded restructuring costs of $4.9 million. These charges typically consist of write-offs on certain fixed assets as well as material liabilities at contract manufacturers due to discontinuation of programs.
In conjunction with the termination of the Merger Agreement, Colin Angle, the Company's then-Chief Executive Officer, stepped down as an officer of the Company and from his position as chairman of the Board effective January 28, 2024. The Board appointed Glen D. Weinstein, the Company's then Executive Vice President and Chief Legal Officer, as Interim Chief Executive Officer while a search was conducted for a permanent CEO. On May 6, 2024, the Company appointed Gary S. Cohen as the Company's Chief Executive Officer. Gary S. Cohen succeeded Glen D. Weinstein as the principal executive officer of the Company. Glen D. Weinstein provided transition services as a Company employee during the transition period. CEO transition costs represent costs incurred for CEO search fees and charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein which include compensation during the transition period as well as adjustments for modification of stock-based awards.
The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accounts payable and accrued expenses in the consolidated balance sheet (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	17,198	3,439	2,053	22,690
Cash payments	(16,109)	(1,284)	(1,411)	(18,804)
Balance as September 28, 2024	$1,089	$2,155	$642	$3,886
The Company expects the people-related balance to be paid within the fourth quarter of 2024, and the remaining balance to be paid within fiscal 2025.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has three sublease agreements for space at its headquarters. At September 28, 2024, the Company's weighted average discount rate was 4.46%, while the weighted average remaining lease term was 5.37 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$1,043	$1,359	$3,604	$4,827
Variable lease cost	716	646	2,669	2,374
Sublease income	(535)	(495)	(1,526)	(819)
Right-of-use asset impairment	167	—	1,034	3,048
Net lease cost	$1,391	$1,510	$5,781	$9,430
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,853	$1,815	$5,095	$6,092
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$—	$—	$811	$683
Right-of-use asset reductions related to operating lease modifications (non-cash)	$—	$—	$(1,883)	$—
Maturities of operating lease liabilities and sublease payments were as follows as of September 28, 2024 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2024	$976	$(343)	$633
2025	5,853	(1,003)	4,850
2026	5,907	(1,033)	4,874
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
Thereafter	7,574	(1,513)	6,061
Total minimum lease payments	$31,099	$(6,052)	$25,047
Less: imputed interest	3,768
Present value of future minimum lease payments	$27,331
Less: current portion of operating lease liabilities (Note 8)	4,439
Long-term lease liabilities	$22,892

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 28, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,324	$—	$—
Restricted cash (Note 2)	41,082	—	—
Restricted cash, non-current (Note 2)	1,351	—	—
Total assets measured at fair value	$72,757	$—	$—

Liabilities:
Term loan (unpaid principal of $178,308) (Note 9)	$—	$—	$186,713
Derivative instruments (Note 10)	—	82	—
Total liabilities measured at fair value	$—	$82	$186,713

	Fair Value Measurements as of December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$117,652	$—	$—
Restricted cash, current	1,000	—	—
Restricted cash, non-current (Note 2)	1,766	—	—
Derivative instruments (Note 10)	—	3,999	—
Total assets measured at fair value	$120,418	$3,999	$—

Liabilities:
Term loan (unpaid principal of $200,000 ) (Note 9)	$—	$—	$201,501
Derivative instruments (Note 10)	—	7,643	—
Total liabilities measured at fair value	$—	$7,643	$201,501
The following table provides a summary of changes in fair value of our Level 3 instrument for the nine months ended September 28, 2024 (in thousands):

Balance as of December 30, 2023	$201,501
Repayment	(34,947)
Change in fair value	20,159
Balance as of September 28, 2024	$186,713
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of September 28, 2024 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Fair value was estimated using probability-weighted scenarios which include assumptions that are highly subjective and require judgment regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the second quarter of fiscal 2024, as a result of the execution of an amendment to one of its sublease agreements, the Company determined that indicators of impairment existed related to the long-lived assets associated with the subleased space. The right-of-use asset was measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurement was determined using a discounted

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
cash flow method with unobservable inputs and was classified within Level 3 of the fair value hierarchy. The Company recognized an impairment charge of $0.9 million related to the right-of-use asset and recorded it as a non-cash restructuring and other charge on its consolidated statement of operations in the second quarter of fiscal 2024. The fair value of the remaining right-of-use asset was $0.9 million.
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the nine months ended September 28, 2024 (in thousands):

	Goodwill	Intangible assets
Balance as of December 30, 2023	$175,105	$5,044
Amortization	—	(1,405)
Effect of foreign currency translation	823	(4)
Balance as of September 28, 2024	$175,928	$3,635
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 28, 2024	December 30, 2023
Accrued warranty	$19,067	$24,625
Accrued returns and sales incentives	17,758	12,897
Accrued compensation and benefits	14,289	13,593
Accrued manufacturing and logistics cost	12,211	5,462
Accrued taxes payable	4,721	8,927
Current portion of operating lease liabilities	4,439	5,216
Accrued interest	3,895	4,498
Accrued restructuring and other	3,571	1,894
Derivative liability	82	7,276
Accrued merger related liabilities	—	4,721
Accrued other	8,351	8,890
	$88,384	$97,999
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
During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee has been set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, on the day of such election, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. During the three months ended September 28, 2024, the Company elected to draw down $40.0 million of the restricted cash, which was subsequently received in the fourth quarter of fiscal 2024. As of September 28, 2024, the Company was in compliance with the covenants under the Term Loan.
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
The Company's outstanding debt as of September 28, 2024 was as follows (in thousands):

	Classification	September 28, 2024
Term Loan at fair value at December 30, 2023		$201,501
Repayment		(34,947)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive income	6,644
Remaining changes in fair value	Other expense, net	13,515
Term Loan at fair value as of September 28, 2024		$186,713
During the three and nine months ended September 28, 2024, the Company recorded $5.4 million and $16.2 million, respectively, of interest expense in other expense, net on the consolidated statements of operations related to the quarterly cash interest, $3.9 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of September 28, 2024.
10. Derivative Instruments and Hedging Activities
The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. These contracts had a maturity of three years or less. During the first quarters of 2024 and 2023, the Company terminated foreign currency forward contracts with a notional value of $102.9 million and $151.7 million, respectively, resulting in net cash proceeds of $2.7 million and a net cash payment of $2.5 million, respectively, which were recognized within cash used in operating activities in the consolidated statements of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
original forecasted transaction occurs. At September 28, 2024, the Company had no outstanding cash flow hedges. As of December 30, 2023, the Company had outstanding cash flow hedges with a total notional value of $114.4 million.
The Company enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically have maturities of approximately one month. At September 28, 2024 and December 30, 2023, the Company had outstanding foreign currency economic hedges with a total notional value of $11.9 million and $252.0 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	September 28, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$2,929
Foreign currency forward contracts	Accrued expenses	82	4,586
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$1,070
Foreign currency forward contracts	Accrued expenses	—	2,690
Foreign currency forward contracts	Long-term liabilities	—	367
(Losses) gains associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(Loss) gain recognized in income	Other expense, net	$(494)	$2,151	$853	$3,418
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency forward contracts	$—	$5,105	$3,213	$7,077
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$193,435	$186,176	$509,811	$583,036

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$3,519	$5,568	$11,827	$14,249

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
During the three and nine months ended September 28, 2024, the Company sold an aggregate of 0.2 million and 1.9 million shares under the ATM Agreement, respectively, and received net proceeds of $1.4 million and $19.4 million, respectively. The issuance costs incurred in connection with the offering were $0.1 million and $1.1 million during the three and nine months ended September 28, 2024, respectively. As of September 28, 2024, $79.6 million remained available for further sale under the ATM Agreement.
12. Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. For the following litigation matter, a liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made.
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties have agreed to transfer the case to the U.S. District Court for the District of Massachusetts. An amended complaint was filed on July 19, 2024. On September 3, 2024, the Company filed a motion to dismiss ("Motion to Dismiss"). The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action. On June 8, 2024, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the District of Massachusetts against the Company, certain of its current and former members of the board of directors, and certain of its officers, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. iRobot Corporation, et al., No. 1:24-cv-11498. The parties filed a stipulation staying this action until final resolution on the Motion to Dismiss.
Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and some of its accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, the Company enters into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow the Company the option to cancel, reschedule and/or adjust the supply requirements based on its business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers and/or suppliers for the cost of the excess components purchased by its contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During the second quarter of fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers and suppliers and recorded a charge totaling $18.4 million in cost of product revenue in the second quarter of fiscal 2024. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancellable purchase commitments. The loss on purchase commitments is included in accrued manufacturing and logistics cost on the consolidated balance sheets (Note 8).

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 28, 2024 and December 30, 2023, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$19,765	$23,935	$24,625	$27,379
Provision	3,994	2,869	10,039	11,229
Warranty claims	(4,692)	(4,484)	(15,597)	(16,288)
Balance at end of period	$19,067	$22,320	$19,067	$22,320
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
For the three months ended September 28, 2024 and September 30, 2023, the Company recorded an income tax expense of $1.1 million and $0.6 million, respectively. The Company's effective income tax rates were (20.4)% and (0.8)% for the three months ended September 28, 2024 and September 30, 2023, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets.
For the nine months ended September 28, 2024 and September 30, 2023, the Company recorded an income tax expense of $1.9 million and $5.1 million, respectively. The Company's effective income tax rates were (2.9)% and (2.1)% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Significant Customers
For the three months ended September 28, 2024 and September 30, 2023, the Company generated 32.6% and 22.4%, respectively, of total revenue from one of its retailers.
For the nine months ended September 28, 2024 and September 30, 2023, the Company generated 27.1% and 26.8%, respectively, of total revenue from one of its retailers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of promotional activity and tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in Part 1, "Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the periods ended March 30, 2024 and June 29, 2024 and Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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

During the first quarter of fiscal 2024, we launched the Roomba Combo Essential robot which replaces Roomba 600 Series with an added mopping function, more suction power, longer battery life and intelligent iRobot OS automations. This robot makes the 2-in-1 cleaning experience more accessible to customers given the lower price point. The Roomba Combo Essential robot is available in North America and EMEA and became available in APAC beginning in the second quarter of fiscal 2024. In addition, the Roomba Vac Essential was launched in North America as the vacuum-only version. These are the first products to benefit from our new contract manufacturing paradigm, taking advantage of their mature supply chains, expertise in design-for-manufacturing, and flexibility in component selection. In July 2024, we introduced the Roomba Combo 10 Max Robot + AutoWash dock, an advanced robot vacuum and mop which brings independent cleaning to a new level. The robot is engineered to powerfully vacuum and mop multiple floor types while the dock automatically refills and recharges the robot, washes and dries the mopping pad, empties debris, and self-cleans. This robot is our first entry into the fast-growing market segment of multifunctional docks and is our first robot floor cleaner to be compliant with the Matter smart home protocol and compatible with the Apple Home ecosystem. The launch represents an important milestone in our product innovation roadmap and is central to our strategy for Europe, where we aim to capitalize on growth opportunities at the high end of the market. Shipping of the Roomba Combo 10 Max Robot began in August 2024 through our DTC channels and select distributors and retailers in the U.S., Japan and EMEA. It will be available in remaining international markets during the fourth quarter of 2024. During the third quarter of fiscal 2024, we launched the 2-in-1 Roomba Combo 2 Essential robot and Roomba Vac 2 Essential robot in North America and Japan, followed by the launch in EMEA during October 2024. These robots are the first in our affordable Essential series that automatically empty their dust bin into an AutoEmpty dock after cleaning. The robots also provide twice the cleaning power of the original Essential series, an enhanced bumper design to more seamlessly navigate, and the ability to recharge and resume during cleaning missions.
Our total revenue for the nine months ended September 28, 2024 was $509.8 million, a decline of $73.2 million, or 12.6%, from revenue of $583.0 million for the nine months ended September 30, 2023. Geographically, domestic revenue declined by $30.3 million, or 10.5%, and international revenue declined by $42.9 million, or 14.6%. Continuing from 2023, our revenue performance was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer spending in the U.S. and Japan. The overall market conditions continue to be challenging with aggressive competition in EMEA and the U.S. We are leveraging our brand and innovative products to extend or reclaim our leadership positions in the mid and premium market segments as well as leveraging our new product launches that balance price point and cost profile to participate more fully in the entry market segment. Revenue from mid-tier robots (with an MSRP between $300 and $499) and premium robots (with an MSRP of $500 or more) represented 78% of total robot sales during the nine months ended September 28, 2024 versus 84% from the same period last year, reflecting the introduction of the Roomba Combo Essential, providing the iRobot 2-in-1 cleaning experience at a lower price point.
Entering the last quarter of 2024, we continue to focus on managing our cash and executing on our near-term robotic floorcare roadmaps. To achieve our goals for the year and set us up for success, we announced an operational restructuring plan that is designed to more closely align our cost structure with near-term revenue expectations and drive profitability. During the nine months ended September 28, 2024, we initiated an overall reduction of approximately 350 employees, which represents 31% of our global workforce as of December 30, 2023. During the nine months ended September 28, 2024, our operating expenses declined $93.5 million, or 26.7%, which excludes the one-time benefit of $75.2 million related to the Parent Termination Fee and the one-time benefit of $13.5 million related to an intellectual property litigation settlement ("Litigation Settlement"), compared to the nine months ended September 30, 2023. See Note 4 to our consolidated financial statements for additional details and charges related to the operational restructuring plan. During the third quarter of fiscal 2024, we continued to carefully manage our inventory to a level that better aligns with current revenue run rates and seasonality of the business.
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
Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating income (loss) and operating margin. During the three months ended September 28, 2024 and September 30, 2023, we had gross profit of $62.4 million and $48.0 million, gross margin of 32.2% and 25.8%, operating income (loss) of $7.3 million and ($59.5) million and operating margin of 3.8% and (32.0)%, respectively. During the nine months ended September 28, 2024 and September 30, 2023, we had gross profit of $125.9 million and $138.2 million, gross margin of 24.7% and 23.7%, operating loss of ($41.9) million and ($211.8) million and operating margin of (8.2)% and (36.3)%, respectively. A summary of key metrics for the three and nine months ended September 28, 2024, as compared to the three and nine months ended September 30, 2023, is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$193,435	$186,176	$509,811	$583,036

Non-GAAP Gross Profit	$62,764	$49,414	$127,432	$142,228
Non-GAAP Gross Margin	32.4%	26.5%	25.0%	24.4%

Non-GAAP Operating Income (Loss)*	$15,069	$(40,649)	$(73,083)	$(153,449)
Non-GAAP Operating Margin*	7.8%	(21.8)%	(14.3)%	(26.3)%

Total robot units shipped (in thousands)	732	627	1,762	1,895
Average gross selling prices for robot units	$313	$331	$329	$354

* Beginning in the fourth quarter of fiscal 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the third quarter and the nine months ended September 30, 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.
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
Restructuring and Other: Restructuring charges are related to one-time actions associated with realigning resources, enhancing operational productivity and efficiency, or improving our cost structure in support of our strategy. Such actions are not reflective of ongoing operations and include costs primarily associated with severance and related costs, charges related to paused work unrelated to our core business, costs associated with the Chief Executive Officer transition and other non-recurring costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
Gain/Loss on Strategic Investments: Gain/loss on strategic investments includes fair value adjustments, realized gains and losses on the sales of these investments and losses on the impairment of these investments.
Debt issuance costs: Debt issuance costs include various incremental fees and commissions paid to third parties in connection with the issuance of debt.
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We regularly assess the need to record valuation allowances based on the non-GAAP profitability and other factors. We also exclude certain tax items, including the impact from stock-based compensation windfalls/shortfalls, which are not reflective of income tax expense incurred as a result of current period earnings.
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

The following table reconciles gross profit, operating income (loss), net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands, except per share amounts)
GAAP Gross Profit	$62,377	$47,996	$125,946	$138,240
Amortization of acquired intangible assets	—	292	—	864
Stock-based compensation	387	838	1,486	2,226
Net merger, acquisition and divestiture expense	—	288	—	898
Non-GAAP Gross Profit	$62,764	$49,414	$127,432	$142,228
GAAP Gross Margin	32.2%	25.8%	24.7%	23.7%
Non-GAAP Gross Margin	32.4%	26.5%	25.0%	24.4%

GAAP Operating Income (Loss)	$7,257	$(59,494)	$(41,910)	$(211,847)
Amortization of acquired intangible assets	1,066	466	1,405	1,393
Stock-based compensation	5,480	9,375	17,937	25,880
Net merger, acquisition and divestiture (income) expense	(656)	8,852	(74,813)	22,889
Restructuring and other	1,922	152	24,298	8,236
Non-GAAP Operating Income (Loss)*	$15,069	$(40,649)	$(73,083)	$(153,449)
GAAP Operating Margin	3.8%	(32.0)%	(8.2)%	(36.3)%
Non-GAAP Operating Margin*	7.8%	(21.8)%	(14.3)%	(26.3)%

GAAP Net Loss	$(6,371)	$(79,205)	$(68,410)	$(241,117)
Amortization of acquired intangible assets	1,066	466	1,405	1,393
Stock-based compensation	5,480	9,375	17,937	25,880
Net merger, acquisition and divestiture (income) expense	(656)	8,852	(74,813)	22,889
Restructuring and other	1,922	152	24,298	8,236
Loss on strategic investments	—	758	375	3,910
Debt issuance costs	52	11,837	529	11,837
Income tax effect	(447)	(30,407)	(856)	3,585
Non-GAAP Net Income (Loss)*	$1,046	$(78,172)	$(99,535)	$(163,387)

GAAP Net Loss Per Diluted Share	$(0.21)	$(2.86)	$(2.34)	$(8.73)
Dilutive effect of non-GAAP adjustments*	0.24	0.04	(1.06)	2.81
Non-GAAP Net Income (Loss) Per Diluted Share*	$0.03	$(2.82)	$(3.40)	$(5.92)

* Beginning in the fourth quarter of fiscal 2023, we updated our calculation of non-GAAP financial measures to no longer exclude "IP litigation expense, net." The metrics for each period are presented in accordance with this updated methodology; as a result, the third quarter and the nine months ended September 30, 2023 differ from those previously presented by the amount of IP litigation expense, net recorded in such period.

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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	67.8	74.0	75.3	76.2
Amortization of acquired intangible assets	—	0.2	—	0.1
Total cost of revenue	67.8	74.2	75.3	76.3
Gross profit	32.2	25.8	24.7	23.7
Operating expenses:
Research and development	10.1	20.1	15.1	20.0
Selling and marketing	15.0	22.3	19.3	23.9
General and administrative	1.7	15.2	(6.6)	14.6
Restructuring and other	1.0	0.1	4.8	1.4
Amortization of acquired intangible assets	0.6	0.1	0.3	0.1
Total operating expenses	28.4	57.8	32.9	60.0
Operating income (loss)	3.8	(32.0)	(8.2)	(36.3)
Other expense, net	(6.5)	(10.2)	(4.8)	(4.2)
Loss before income taxes	(2.7)	(42.2)	(13.0)	(40.5)
Income tax expense	0.6	0.3	0.4	0.9
Net loss	(3.3)%	(42.5)%	(13.4)%	(41.4)%
Comparison of Three and Nine Months Ended September 28, 2024 and September 30, 2023
Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$193,435	$186,176	$7,259	3.9%	$509,811	$583,036	$(73,225)	(12.6)%
Revenue for the three months ended September 28, 2024 increased $7.3 million to $193.4 million, or 3.9%, from $186.2 million for the three months ended September 30, 2023. The increase was primarily attributable to a $19.4 million, or 22.6% increase in domestic revenue, partially offset by a $12.1 million, or 12.0% decrease in international revenue, which reflected decreases of 20.2% in Japan and 11.5% in EMEA compared to the three months ended September 30, 2023. The increase in domestic revenue during the third quarter of fiscal 2024 was primarily related to the timing of certain large orders. In contrast, the decrease in international revenue was driven by reduced demand due to declining consumer sentiment and continuing increased competition in the market, which required additional promotional activities and pricing adjustments. The increase in revenue also reflected an increase of 16.7% in total robots shipped, partially offset by a 5.4% decrease in gross average selling price for the three months ended September 28, 2024, compared to the three months ended September 30, 2023.

Revenue for the nine months ended September 28, 2024 decreased $73.2 million to $509.8 million, or 12.6%, from $583.0 million for the nine months ended September 30, 2023. Geographically, in the nine months ended September 28, 2024, domestic revenue decreased $30.3 million, or 10.5%, and international revenue decreased $42.9 million, or 14.6%, which reflected decreases of 24.4% in Japan and 12.4% in EMEA. The decrease in revenue during the nine months ended September 28, 2024 was primarily driven by reduced demand due to declining consumer sentiment, continuing increased competition in the market, requiring additional promotional activities and pricing adjustments, as well as unfavorable exchange rate changes on Japanese Yen. Excluding the unfavorable foreign currency impact, Japan revenue decreased 17.5% over the same period in the prior year. The decrease in revenue also reflected a decrease of 7.0% in total robots shipped and a 7.1% decrease in gross average selling price for the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023. The decrease in gross average selling price was primarily due to the launch of Roomba Combo Essential and Roomba Vac Essential robots, which are offered at a lower price point.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$131,058	$137,888	$(6,830)	(5.0)%	$383,865	$443,932	$(60,067)	(13.5)%
As a percentage of revenue	67.8%	74.0%			75.3%	76.2%
Cost of product revenue decreased to $131.1 million in the three months ended September 28, 2024, compared to $137.9 million in the three months ended September 30, 2023. The decrease was primarily driven by lower product costs from our new products with a better cost profile, as well as cost reductions on existing products during the year. The decrease was also driven by the reduced people-related costs as a result of our restructuring activities. The decrease was also attributable to lower charges related to excess material during the three months ended September 28, 2024.
Cost of product revenue decreased to $383.9 million in the nine months ended September 28, 2024, compared to $443.9 million in the nine ended September 30, 2023. The decrease was primarily driven by the 12.6% decrease in revenue, offset by adjustments for obsolete or excess inventory and losses on purchase commitments in the nine months ended September 28, 2024. During the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm. As a result, we evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers and recorded a charge totaling $18.4 million. This charge includes a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$62,377	$47,996	$14,381	30.0%	$125,946	$138,240	$(12,294)	(8.9)%
Gross margin	32.2%	25.8%			24.7%	23.7%
Gross margin increased to 32.2% in the three months ended September 28, 2024, compared to 25.8% in the three months ended September 30, 2023. Gross margin increased 6.4 percentage points primarily driven by favorable impact from lower product costs which is driven by new products with a better cost profile, as well as cost reductions on existing products during the year. The decrease was also driven by reduced people-related costs as a result of the restructuring activities and improved leverage on our fixed costs due to increased revenue during the three months ended September 28, 2024. The increase in gross margin is partially offset by continued increases in promotional and pricing activities. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Gross margin increased to 24.7% in the nine months ended September 28, 2024, compared to 23.7% in the nine months ended September 30, 2023. Gross margin increased 1.0 percentage point primarily driven by favorable impact from product mix, lower product costs and reduced people-related costs as a result of the restructuring activities during the nine months ended September 28, 2024. The increase in gross margin is partially offset by continued increases in promotional and pricing activities, charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancelable purchase commitments during the nine months ended September 28, 2024. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Research and Development

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$19,630	$37,336	$(17,706)	(47.4)%	$76,739	$116,576	$(39,837)	(34.2)%
As a percentage of revenue	10.1%	20.1%			15.1%	20.0%
Research and development expenses decreased $17.7 million, or 47.4%, to $19.6 million (10.1% of revenue) in the three months ended September 28, 2024 from $37.3 million (20.1% of revenue) in the three months ended September 30, 2023. This decrease was primarily due to decreases of $12.0 million in people-related costs and $2.1 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $2.4 million in program-related costs during the three months ended September 28, 2024.
Research and development expenses decreased $39.8 million, or 34.2%, to $76.7 million (15.1% of revenue) in the nine months ended September 28, 2024 from $116.6 million (20.0% of revenue) in the nine months ended September 30, 2023. This decrease was primarily due to decreases of $25.9 million in people-related costs and $3.7 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $7.0 million in program-related costs during the nine months ended September 28, 2024.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$29,270	$41,558	$(12,288)	(29.6)%	$98,966	$139,630	$(40,664)	(29.1)%
As a percentage of revenue	15.0%	22.3%			19.3%	23.9%
Selling and marketing expenses decreased $12.3 million, or 29.6%, to $29.3 million (15.0% of revenue) in the three months ended September 28, 2024 from $41.6 million (22.3% of revenue) in the three months ended September 30, 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $6.8 million as well as a $2.9 million decrease in people-related costs associated with lower headcount.
Selling and marketing expenses decreased $40.7 million, or 29.1%, to $99.0 million (19.3% of revenue) in the nine months ended September 28, 2024 from $139.6 million (23.9% of revenue) in the nine months ended September 30, 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $27.7 million as well as a $7.7 million decrease in people-related costs associated with lower headcount.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$3,232	$28,270	$(25,038)	(88.6)%	$(33,552)	$85,116	$(118,668)	(139.4)%
As a percentage of revenue	1.7%	15.2%			(6.6)%	14.6%
General and administrative expenses decreased $25.0 million, or 88.6%, to $3.2 million (1.7% of revenue) in the three months ended September 28, 2024, from $28.3 million (15.2% of revenue) in the three months ended September 30, 2023. This decrease was primarily driven by a one-time benefit of $13.5 million related to the Litigation Settlement, a $7.3 million decrease in merger-related costs and decreases of $1.9 million in people-related costs and $0.9 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan during the three months ended September 28, 2024.

General and administrative expenses decreased $118.7 million, or 139.4%, to ($33.6) million ((6.6)% of revenue) in the nine months ended September 28, 2024, from $85.1 million (14.6% of revenue) in the nine months ended September 30, 2023. This decrease was primarily driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions, a one-time benefit of $13.5 million related to the Litigation Settlement, and decreases of $6.7 million in people-related costs and $2.6 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan during the nine months ended September 28, 2024.
Restructuring and Other

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Restructuring and other	$1,922	$152	$1,770	1,164.5%	$24,298	$8,236	$16,062	195.0%
As a percentage of revenue	1.0%	0.1%			4.8%	1.4%
Restructuring and other expenses increased $1.8 million, or 1,164.5%, to $1.9 million in the three months ended September 28, 2024, from $0.2 million in the three months ended September 30, 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $1.0 million of severance-related costs as well as other restructuring costs of $0.6 million associated with exit activities. In addition, we recorded CEO transition costs totaling $0.4 million, primarily related to cash compensation charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein. The $0.2 million of restructuring and other expenses during the three months ended September 30, 2023 was related to our previous restructuring plan initiated in February 2023.
Restructuring and other expenses increased $16.1 million, or 195.0%, to $24.3 million in the nine months ended September 28, 2024, from $8.2 million in the nine months ended September 30, 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $17.2 million of severance-related costs as well as other restructuring costs of $6.3 million, $4.9 million of which was associated with the pausing of work unrelated to our core floorcare business. In addition, we recorded CEO transition costs totaling $0.8 million, $2.1 million of which relates to CEO search fees and cash compensation charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein, offset by modification adjustments of ($1.2) million related to their stock-based awards. The $8.2 million of restructuring and other expenses during the nine months ended September 30, 2023 was related to our previous restructuring plan initiated in February 2023.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$—	$292	$(292)	(100.0)%	$—	$864	$(864)	(100.0)%
Operating expense	1,066	174	892	512.6%	1,405	529	876	165.6%
Total amortization expense	$1,066	$466	$600	128.8%	$1,405	$1,393	$12	0.9%
As a percentage of revenue	0.6%	0.3%			0.3%	0.2%
The increase in amortization of acquired intangible assets in the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023, was primarily related to accelerated amortization on acquired intangible assets in the third quarter of 2024, resulting in higher amortization expense during the three and nine months ended September 28, 2024.

Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$1,676	$2,090	$(414)	(19.8)%	$6,568	$3,523	$3,045	86.4%
Interest expense	(5,370)	(4,709)	(661)	14.0%	(16,306)	(6,786)	(9,520)	140.3%
Changes in fair value of Term Loan	(8,769)	(5,292)	(3,477)	65.7%	(13,515)	(5,292)	(8,223)	155.4%
Debt issuance costs	(52)	(11,837)	11,785	(99.6)%	(529)	(11,837)	11,308	(95.5)%
Loss on strategic investments	—	(758)	758	(100.0)%	(375)	(3,910)	3,535	(90.4)%
Other	(33)	1,393	(1,426)	(102.4)%	(426)	85	(511)	(601.2)%
Total other expense, net	$(12,548)	$(19,113)	$6,565	(34.3)%	$(24,583)	$(24,217)	$(366)	1.5%
As a percentage of revenue	(6.5)%	(10.2)%			(4.8)%	(4.2)%
Other expense, net decreased $6.6 million, or 34.3%, to $12.5 million in the three months ended September 28, 2024 from $19.1 million in the three months ended September 30, 2023. This decrease was primarily driven by a $11.8 million decrease in debt issuance costs associated with our Term Loan, offset by a $3.5 million increase in non-cash adjustment due to change in fair value of our Term Loan and a $0.7 million increase in cash interest expense in connection with the Term Loan during the three months ended September 28, 2024.
Other expense, net increased $0.4 million, or 1.5%, to $24.6 million in the nine months ended September 28, 2024 from $24.2 million in the nine months ended September 30, 2023. This change was primarily driven by a $9.5 million increase in cash interest expense in connection with our Term Loan, as well as a $8.2 million non-cash adjustment due to change in fair value of our Term Loan during the nine months ended September 28, 2024. This was offset by an $11.3 million decrease in debt issuance costs associated with our Term Loan, a $3.5 million decrease in the loss on strategic investments and a $3.0 million increase in interest income due to higher yields on our cash and restricted cash.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Dollar Change	Percent Change	September 28, 2024	September 30, 2023	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$1,080	$598	$482	80.6%	$1,917	$5,053	$(3,136)	(62.1)%
Effective income tax rate	(20.4)%	(0.8)%			(2.9)%	(2.1)%
We recorded income tax expense of $1.1 million for the three months ended September 28, 2024 and $0.6 million for the three months ended September 30, 2023. The income tax expense for the three months ended September 28, 2024 resulted in an effective income tax rate of (20.4)%. The $0.6 million income tax expense for the three months ended September 30, 2023 resulted in an effective income tax rate of (0.8)%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets.
We recorded income tax expense of $1.9 million for the nine months ended September 28, 2024 and $5.1 million for the nine months ended September 30, 2023. The income tax expense for the nine months ended September 28, 2024 resulted in an effective income tax rate of (2.9)%. The $5.1 million income tax expense for the nine months ended September 30, 2023 resulted in an effective income tax rate of (2.1)%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets.

Liquidity and Capital Resources
At September 28, 2024, our cash and cash equivalents were $99.4 million. We also had $42.4 million in restricted cash, $41.1 million of which is set aside for future repayment of the Term Loan subject to limited rights of us to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. During the three months ended September 28, 2024, we elected to draw down $40.0 million of the restricted cash, which was subsequently received in the fourth quarter of fiscal 2024. The remaining $1.4 million is used for collateral for our credit card program and to secure the outstanding letters of credit and was included in other assets. Our working capital, which represents our total current assets less total current liabilities, was $131.1 million as of September 28, 2024, compared to $178.3 million as of December 30, 2023. Cash and cash equivalents held by our foreign subsidiaries totaled $20.5 million as of September 28, 2024. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of September 28, 2024.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements, a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to leasehold improvements, business applications software and computer and equipment. With the shift to the new contract manufacturing paradigm in 2024, we are spending significantly less on tooling and machinery than in previous periods. During the nine months ended September 28, 2024 and September 30, 2023, we spent $0.1 million and $3.1 million, respectively, on capital expenditures.
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
Cash used in operating activities
Net cash used in operating activities for the nine months ended September 28, 2024 was $30.5 million, of which the principal components were our net loss of $68.4 million and the cash ouflow of $16.2 million from change in working capital, offset by non-cash charges of $54.1 million. The change in working capital was driven by net cash outflows of $22.1 million from accounts receivable, $15.8 million from accrued expenses and other liabilities, and $10.5 million from inventory, partially offset by net cash inflow of $16.7 million from accounts payable. During the nine months ended September 28, 2024, the net cash used in operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million in first quarter of fiscal 2024, as a result of the termination of the Merger Agreement.
Cash used in investing activities
Net cash used in investing activities for the nine months ended September 28, 2024 was $0.2 million and related to the purchase of computers and software and the purchase of investments.
Cash used in financing activities
Net cash used in financing activities for the nine months ended September 28, 2024 was $16.6 million, primarily related to the $34.9 million repayment of the Term Loan as a result of the termination of the Merger Agreement. During the nine months ended September 28, 2024, we sold an aggregate of 1.9 million shares under the ATM Agreement and received net proceeds of $19.4 million.

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
Lines of Credit
As of September 28, 2024, we had letters of credit outstanding of $0.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of September 28, 2024, we had no outstanding balance under the guarantee line of credit.
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
During the three and nine months ended September 28, 2024, we sold an aggregate of 0.2 million and 1.9 million shares under the ATM Agreement, respectively, and received net proceeds of $1.4 million and $19.4 million, respectively. The issuance costs incurred in connection with the offering were $0.1 million and $1.1 million during the three and nine months ended September 28, 2024, respectively. As of September 28, 2024, $79.6 million remained available for further sale under the ATM Agreement.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
In the third quarter of fiscal 2024, our performance continued to be impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment and increased pricing competition in the market. During the nine months ended September 28, 2024, our revenue declined 12.6%, compared to the nine months ended September 30, 2023. Our operating loss of $41.9 million and operating cash outflows of $30.5 million for the nine months ended September 28, 2024 benefited from the one-time receipt of the Parent Termination Fee net of professional fees paid of $75.2 million during the first quarter of fiscal 2024. Our operating loss also includes the one-time benefit of $13.5 million related to the Litigation Settlement during the third quarter of fiscal 2024 with cash received subsequently in October. At September 28, 2024, our cash and cash equivalents were $99.4 million. We also had $42.4 million in restricted cash. During the three months ended September 28, 2024, we elected to draw down $40.0 million of the restricted cash which was subsequently received in the fourth quarter of fiscal 2024. The cash will be used for the purchase of inventory and is required to be repaid within five months in accordance with the terms of the loan agreement. It will then be available again during the third quarter of 2025 for purchases of inventory.
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
During the nine months ended September 28, 2024, we made significant progress in implementing our 2024 operational restructuring plan. Our total operating expenses declined $93.5 million, or 26.7%, which excludes the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to the Litigation Settlement, compared to the nine months ended September 30, 2023. Research and development expenses decreased $39.8 million, or 34.2%, while selling and marketing expenses decreased $40.7 million, or 29.1%, during the nine months ended September 28, 2024. Gross margin improved to 32.2% during the third quarter of fiscal 2024, compared to 25.8% during the third quarter of 2023. In addition to the reduction of our headcount, we entered into or amended three sublease agreements between fiscal 2022 and 2024 to sublease portions of our headquarters. We expect these sublease agreements will generate $6.1 million in sublease cash payments in the future over the remaining lease terms. We expect to continue to right size our global real estate footprint through additional subleasing at our corporate headquarters and the elimination of offices in smaller, underperforming geographies. We continue to evaluate our cost structure, and in November 2024, as part of the ongoing restructuring plan, we announced an additional round of workforce reductions, totaling approximately 105 employees. Since the start of 2024 and including this new action, we have reduced our global workforce by approximately 50%.
Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully to ensure efficiency in our working capital. Days in inventory has improved from 161 days during the third quarter of fiscal 2023 to 104 days in the third quarter of fiscal 2024. We plan to continue to manage our inventory to a level that aligns with current run rates and seasonality of the business.
While we estimate such actions will be sufficient to allow us to maintain our debt covenant compliance, and our liquidity and our operations in the ordinary course for at least 12 months from the issuance of these financial statements, there can be no assurance we will meet our debt covenant compliance and generate sufficient future cash flows from operations due to potential factors, including, but not limited to, further inflation, higher interest rates, ongoing recessionary conditions or continued reduced demand for our products due to consumer sentiment or competition. If we are not successful in increasing demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. In addition, we may need additional financing, including public or private equity or debt financing, to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
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
As of September 28, 2024, we had outstanding purchase orders aggregating approximately $104.6 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $41.2 million related to inventory purchases at our contract manufacturers, of which $22.7 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, we enter into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow us the option to cancel, reschedule and/or adjust the supply requirements based on our business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstance, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or order unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers for the cost of the excess components purchased by our contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. As a result, we evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers and recorded a charge totaling $18.4 million in cost of product revenue in the second quarter of fiscal 2024. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancellable purchase commitments. The loss on purchase commitments is included in accrued manufacturing and logistics cost on the consolidated balance sheets.
Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including British Pounds, Canadian Dollars, Chinese Renminbi, Euros and Japanese Yen. As such, we have exposure to adverse changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue. Based on transactions denominated in currencies other than the U.S. dollar as of September 28, 2024, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $5 million and $16 million for the three and nine months ended September 28, 2024, respectively.
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
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of one month or less. At September 28, 2024 and December 30, 2023, we had outstanding economic hedges with a total notional value of $11.9 million and $252.0 million, respectively.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2023 and in our Quarterly Reports on Form 10-Q for the period ended March 30, 2024 and June 29, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 30, 2023 or in our Quarterly Reports on Form 10-Q for the period ended March 30, 2024 and June 29, 2024, other than as set forth below:
We are transitioning primarily to a single contract manufacturer, and our reputation and results of operations would be harmed if the contract manufacturer fails to meet our requirements.
We depend on third-party contract manufacturers to produce our products. For fiscal 2023, we purchased 79% of our finished goods from one vendor. Starting in 2025, we will primarily depend on a single contract manufacturer, Shenzhen 3irobotix Co., Ltd. d/b/a Picea ("Picea"), located in China, to manufacture our products. Our agreement with Picea is scheduled to expire on August 17, 2025, but it can be extended if both parties agree in writing. Either party has the option to terminate the agreement for convenience with 180 days' advance written notice.
These manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. If Picea terminates its arrangement with us or fails to provide the required capacity and quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner. Any significant interruption in manufacturing at Picea would reduce the supply of our products, which could cause a delay in fulfillment of our orders or breach of our agreements with distribution partners, which in turn would reduce our revenue. Any adverse change in Picea's financial or business conditions could disrupt our ability to supply our products.
Our reliance on these contract manufacturers involves certain risks, including the following:
•lack of direct control over production capacity and delivery schedules;
•lack of direct control over quality assurance, manufacturing yields and production costs;
•lack of enforceable contractual provisions over the production and costs of consumer products;
•risk of loss of inventory while in transit;
•risk of increased shipping costs as a result of rebel attacks on commercial ships.
Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, because our purchase contracts with contract manufacturers are typically denominated in U.S. dollars, changes in currency exchange rates may impact our contract manufacturers who operate in local currency, which may cause our suppliers to seek price concessions on future orders.
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
By the end 2024, most of our senior management team will have turned over during the course of the year. In January 2024, Colin Angle stepped down as Chief Executive Officer and chairman of our board of directors and our board of directors appointed Glen Weinstein, our then Executive Vice President and Chief Legal Officer, as interim Chief Executive Officer. In May 2024, our board of directors appointed Gary S. Cohen as Chief Executive Officer, in June 2024, Faris Habbaba stepped down as our Chief Research and Development Officer and in August 2024, our board of directors appointed Jeff Engel as President and Chief Operating Officer. Effective December 2024, Russ Campanello will step down as Executive Vice President, Human Resources and Corporate Communications, and Jules Connelly will be appointed as Senior Vice President and Chief Human Resources Officer. Additionally, Julie Zeiler will step down as Executive Vice President and Chief Financial Officer, and Karian Wong will be appointed as Executive Vice President and Chief Financial Officer. These changes in our management team could cause retention and morale concerns among current employees, as well as operational risks. If this leadership transition is not successful, it could disrupt our business, affect our culture, cause employee retention concerns, be viewed negatively by our customers or investors, and affect our financial condition and operational results.
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
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of reductions in force executed in August 2022, February 2023 and the first half of 2024, and the termination of the proposed acquisition by Amazon. These factors may cause additional attrition and affect the morale of our current employees and might adversely affect our reputation among job seekers. Significant or prolonged turnover or revised hiring priorities may negatively affect our operations and culture, as well as our ability to successfully maintain our processes and procedures. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. Job seekers and existing personnel often consider the value of the equity awards they receive in connection with their employment. The recent decline in our stock price may impact the actual or perceived value of our equity awards for current employees or new hires, and we may need to grant additional or larger equity awards to offer attractive compensation packages to hire and retain employees. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
Additionally, as we are operating our business with fewer employees, we face additional risks that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.

Cybersecurity risks could adversely affect our business and disrupt our operations.
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to personnel misconduct, cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, distributed denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of numerous attack vectors and methods, including email scams, social engineering, smishing, vishing, and identity spoofing, which attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. These threats may be increased due to work-from-home policies implemented by us and our customers, suppliers and distributors. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. Our cyber insurance may not protect against all of the costs and liabilities arising from a cyber attack.
Item 5. Other Information
(c) Insider Trading Arrangements
On August 26, 2024, Tonya Drake, EVP & General Counsel, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Drake's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 9,651 shares of our common stock pursuant to the terms of the plan. Ms. Drake's Rule 10b5-1 trading plan expires on August 1, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
During the three months ended September 28, 2024, other than described in the statements above, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
In addition, in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024, we inadvertently omitted disclosure regarding the entry into a Rule 10b5-1 trading plan by Julie Zeiler, EVP & Chief Financial Officer, on March 9, 2024. Ms. Zeiler's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 24,629 shares of our common stock pursuant to the terms of the plan. Ms. Zeiler's Rule 10b5-1 trading plan expires on March 14, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Employment Agreement, dated as of August 7, 2024, by and between the Company and Jeff Engel (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 7, 2024).

10.2†
Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of August 7, 2024, by and between the Company and Jeff Engel (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed on August 7, 2024).

10.3†
Form of Restricted Stock Unit Award Agreement, dated as of August 7, 2024, by and between the Company and Jeff Engel (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed on August 7, 2024).

10.4*+#	Original Design Manufacturer and Supply Agreement, by and between the Company and Shenzhen 3irobotix Co., Ltd

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or any compensatory plan, contract or arrangement.
+
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

#
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

iROBOT CORPORATION

Date: November 6, 2024	By:	/s/ Julie Zeiler
Julie Zeiler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)