Form 10-K
period 2024-12-28
IROBOT CORP
filed 2025-03-12
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
(781) 430-3000
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $271.3 million based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 28, 2025, there were 30,628,585 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 28, 2024. Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

iROBOT CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 28, 2024

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. All statements other than statements contained in this Annual Report on Form 10-K, that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of tariffs and our ability to reduce exposure to tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, our ability to continue as a going concern, the strategic review process initiated by our board of directors, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider these risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Annual Report on Form 10-K and we urge you to consider the risks and uncertainties in evaluating our forward-looking statements. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
iRobot and its stylized logo, Roomba, Roomba Combo, Clean Base, iRobot OS, iRobot Genius Home Intelligence, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, P.O.O.P. Pet Owner Official Promise, Corners. Edges. And the Details in Between., Imprint, Mirra, Terra, vSLAM and Virtual Wall are trademarks of iRobot Corporation (together with its subsidiaries, "iRobot", the "Company", "we", "us" or "our").
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner ("RVC") in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. In recent years, we have seen increased competition with new product offerings in the robotic floorcare segment and have conceded some market share. We believe our iRobot Elevate strategy introduced during fiscal 2024 will help facilitate the turnaround of our Company.
In 2024, iRobot began a journey of transformation designed to rebuild our Company both financially and strategically. We initiated, and largely completed, an operational restructuring plan designed to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability. Leveraging a new asset-light model, we began to streamline our supply chain to set us up for speed and scale, while relying on our partners and contract manufacturers to provide non-core engineering functions. We launched iRobot Labs where all innovation and development of our IP will reside with the expectation of optimizing our research and development organization to focus on key innovations and critical consumer needs throughout the home and beyond. We have continued to innovate across several core technology areas including robotic vacuums, robotic mops, robotic lawn mowers, general robotic software including AI and vision-enabled technologies and mobile applications for robotic floor cleaners. We anticipate our extensive patent portfolio will enable us to accelerate the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by our proprietary robot, cloud and application infrastructure ("iRobot OS"). iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and provide control to improve overall cleaning performance. We believe that our expertise in robot design, engineering, and smart home technologies along with our targeted focus on understanding and addressing consumer needs, positions us well to capitalize on a wider range of robotic and smart home categories over time.
2024 Financial Performance
Our total revenue for fiscal 2024 was $681.8 million, declining 23.4% from revenue of $890.6 million in fiscal 2023. Geographically, domestic revenue declined by $95.8 million, or 22.4%, and international revenue declined by $112.9 million, or 24.4%. Continuing from 2023, our revenue performance was impacted by lower orders from retailers and distributors due in part to a decline in consumer sentiment and resultant spending. Our 2024 performance was also impacted by incremental promotional spending to stimulate sell-through during the holiday season prior to our 2025 new product launches. The overall market conditions continued to be challenging, and we saw aggressive competition in EMEA, Japan and the U.S. throughout fiscal 2024. In recent years, with increased competition in the floorcare segment, we have conceded some market share to the competitive entrants. Customer focused innovation, however, continues to be an opportunity to expand the RVC market segment. During 2024, we saw overall segment market growth in EMEA driven by the introduction and growing adoption of robotic floorcare products with multi-functional docks which can wash, dry and heat the mop pad allowing autonomy of cleaning over a longer period of time. We expect to more fully participate in the robotic floorcare with multi-functional docks market segment with our renewed emphasis on consumer-focused innovation under our Elevate Strategy and expected 2025 product launches. On March 11, 2025, we announced the launch of a suite of new floor cleaning robots featuring elevated, premium design, improved technology, advanced features and an upgraded Roomba Home app. We are leveraging our brand and recently launched products with better design and more competitive features to improve our competitiveness in multiple price segments. Revenue from mid-tier robots (with an MSRP between $300 and $499) and premium robots (with an MSRP of $500 or more) represented 80% of our total robot sales during fiscal 2024 versus 83% during fiscal 2023.
In fiscal 2024, we focused on managing our cash and executing on our near-term robotic floorcare roadmaps. We announced an operational restructuring plan that was designed to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability. During fiscal 2024, we initiated an overall workforce reduction of approximately 440 employees, which represented 40% of our global workforce as of December 30, 2023. We ended fiscal 2024 with 541 employees versus 1,113 employees at the end of fiscal 2023. In addition to the reduction of our headcount, we exited several smaller offices during fiscal 2024 and signed an additional sublease agreement during fiscal 2024 to sublease a portion of our headquarters. During fiscal 2024, we also scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and engaged in minimal new hiring. These actions contributed to a total reduction of $126.4 million in operating expenses for fiscal 2024 as compared to the prior fiscal year, which excludes the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to an intellectual property litigation settlement ("Litigation Settlement"). During fiscal 2024, we continued to carefully manage our inventory to a level that aligns with current run rates and seasonality of the business.
Strategy & 2024 Highlights
During fiscal 2024, we introduced a five-point turnaround strategy we call iRobot Elevate. Our strategy has important near-term and long-term elements, each designed to drive sustainable, profitable growth. iRobot Elevate encompasses five key elements:
•Financial: reducing operating losses, improving gross margins and reducing cash outflows;
•Consumer/brand: strengthening our brand by refocusing on consumer insights;
•Innovation: bringing innovation to the market quicker by launching a revitalized product roadmap in fiscal 2025 and iterating more rapidly in 2026 and beyond;
•Cost optimization: focusing on cost control and optimization by improving gross margins and reinvesting in our growth drivers; and
•Talent: focusing on developing and retaining our talent and culture.
In the near-term, we are focused on stabilizing our Company following the termination of the Merger with Amazon. Early in 2024, we implemented an operational restructuring plan to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability, including through the following financial and strategic initiatives:
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
We believe that a continued focus on innovation is necessary to maintain leadership in the robotic floorcare category. We typically deliver new, high-value functionality and features in our newest products. We also focus on cost-optimizing our innovations in ways that extend those capabilities across our portfolio. In addition to continuing to advance beautifully designed, high-performance hardware platforms, our investments in research and development also support ongoing advances in iRobot OS by leveraging our AI and home understanding. We believe that software intelligence will be increasingly critical for differentiating our floorcare robots and other home innovations. Customer demand for more 2-in-1 robotic cleaners with multi-function docks continues to grow, and during 2024, we delivered several important new innovations centered around 2-in-1 robotic cleaners, including: (i) launching multiple upgrades to iRobot OS, delivering new features and digital experiences; and (ii) throughout 2024, we introduced multiple new product offerings, including the Roomba Vac Essential robot, Roomba Combo Essential robot, Roomba Vac 2 Essential robot + AutoEmpty dock, Roomba Combo 2 Essential robot + AutoEmpty dock and the flagship Roomba Combo 10 Max robot + AutoWash dock. In March 2025, we announced the launch of our 2025 product lineup, including Roomba 105 Vac Robot series featuring increased suction power, Roomba 205 DustCompactor Vac Robot and Roomba 205 DustCompactor Combo Robot with industry leading DustCompactor innovation. We will also enhance our lineup of robots with multi-function docks including the Roomba Plus 405 Combo Robot + AutoWash Dock that asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished.
In addition to our commitment to driving innovation in robotic floorcare, our strategy focuses key resources at the Company on providing the best possible user experience with our products and that they use our products consistently. We believe that a highly satisfied iRobot customer is more likely to recommend our products to others and purchase more products and accessories directly from us over the course of their ownership. Accordingly, we plan to invest in features and functionality aimed at elevating the iRobot experience as well as in our customer care organization. We will continue to take steps to further enhance our customer care capabilities and will continue to focus on improving our customer satisfaction.
In the longer-term, we believe that our focus on innovation – including developing and protecting key robotic technologies and maintaining key talent in robotics – will allow the development over time of new products not only within robotic floorcare but also in other robotic categories.
Recent Developments
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Amendment Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period; however, we are still obligated to comply with the Specified Covenants after the end of the Amendment Period and if we do not, unless the Lenders further extend such waiver by the end of the Amendment Period, an event of default will occur. As of the date of filing of this Annual Report on Form 10-K, we are in compliance with the Minimum Core Assets Covenant. In connection with Amendment No. 1, we returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that we elected to withdraw from such controlled account during the third quarter of 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Amendment Period. Amendment No. 1 also requires us to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of our common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share.

On March 12, 2025, we announced that our board of directors has initiated a formal strategic review to evaluate a broad range of alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. At this time, we cannot predict the impact that such any such strategic alternative might have on our business, operations or financial condition.
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
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to our limited rights to utilize such amounts for the purchase of inventory. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in operating expense, which is classified in general and administrative expenses on the consolidated statements of operations.
Technology
Since the Roomba introduction in 2002, we have continuously pursued innovation and introduced a wide range of powerful features and functionality that have been favorably received by customers, helped extend our consumer robot technology and category leadership, and have further expanded our product portfolio. Over the past several years, we have focused on research and development initiatives that elevate the iRobot experience by combining beautifully designed, high-performance hardware with thoughtful intelligence. Leveraging our AI and home understanding will be increasingly critical for differentiating our floorcare robots and other home innovations. We believe that this approach enables us to advance overall cleaning efficacy and performance, increase autonomy of our products, and enable personalized control over how, when and where our robots clean. By leveraging our robust connectivity and cloud infrastructure through Amazon Web Services and the processing power in our robots, we have built a Home Knowledge Cloud that can quickly and cost-effectively support over-the-air delivery of new digital features and enhanced functionality for customers globally. This infrastructure also allows us to collect valuable performance data that helps us identify and remedy product performance issues, improve the effectiveness of our support teams, and inform our short-term and long-term product roadmaps.
Products and Services
We sell various products designed to empower people to do more in and around their homes. We believe our home floor cleaning robots and multi-function docks deliver compelling and unique value to customers by providing a better way to clean that frees people from repetitive, time consuming home cleaning tasks. To ensure the continued adoption of our robots, we plan to continue to invest in the digital, data and physical products necessary to further improve the robots' cleaning efficacy, deliver the requisite intelligence to successfully complete missions without requiring user intervention, and offer personalized control over cleaning so that the robots fit seamlessly into the lifestyle of their owners.
Our products and services consist of the following offerings:
•Roomba Combo + multi-function docks – In 2024, we introduced Roomba Combo 10 Max robot + AutoWash Dock, our first robotic floorcare project with a multi-function dock. The Roomba Combo 10 Max robot + AutoWash Dock is an advanced robot vacuum and mop that brings independent cleaning to a new level. The robot is engineered to powerfully vacuum and mop multiple floor types while the dock automatically refills and recharges the robot, washes and dries the mopping pad, empties debris and self-cleans. In March 2025, we announced the launch of Roomba Plus 405 Combo Robot + AutoWash Dock that asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished.

•Roomba Combo – The Roomba Combo was first introduced in late 2022 and performs both mopping and vacuuming. During 2022, we launched Roomba Combo j7+. In 2023, we introduced Roomba Combo i5+, Roomba Combo j5+, Roomba j9+ and Roomba Combo j9+, and we also introduced thoughtful iRobot OS features Dirt Detective and SmartScrub. In 2024, we introduced Roomba Combo Essential robot, Roomba Combo 2 Essential robot + AutoEmpty dock. The Roomba Combo Essential robots replace Roomba 600 series with an added mopping function, more suction power, longer battery life and intelligent iRobot OS automations. These robots make the 2-in-1 cleaning experience more accessible to customers given the lower price point. In March 2025, we announced the launch of Roomba 205 DustCompactor Combo Robot with industry leading DustCompactor innovation.
•Roomba – We currently offer multiple Roomba floor vacuuming robots at various price points based upon features and performance characteristics. Our WiFi-connected Roomba robots are powered by iRobot OS, which leverages our considerable expertise and ongoing investment in AI, home understanding and machine vision technologies to provide consumers with greater control over our products, simple integration with other smart home devices, recommendations to further enhance the cleaning experience and the ability to share and transfer home knowledge across multiple robots. During 2024, we introduced the Roomba Vac Essential robot and the Roomba Vac 2 Essential robot + AutoEmpty dock. In March 2025, we announced the launch of Roomba 105 Vac Robot series featuring increased suction power, and Roomba 205 DustCompactor Vac Robot with industry leading DustCompactor innovation.
•Accessories - To help ensure that our robots perform optimally, we also sell accessories and consumables, including the Clean Base Automatic Dirt Disposal system, replacement dirt disposal bags, mop pads, floor cleaning solution, filters, brushes and other replacement parts.
•Services – We offer extended service plans for our floorcare robots, including an option to cover accidental damage in the U.S.
Sales and Distribution Channels
We sell our robotic floorcare products through distributor and retail sales channels, as well as the online store on our website and through our Roomba Home App. For fiscal 2024, 2023 and 2022, sales to non-U.S. customers accounted for 51.2%, 51.9%, and 48.0% of total revenue, respectively. For fiscal 2024, 2023 and 2022, we generated 22.2%, 24.0% and 22.6% of total revenue, respectively, from one of our retailers.
In the United States, Canada, Japan, France and Spain, we sell our consumer products through a network of retailers. To support these retailers, we maintain in-house sales, marketing and product management teams. Certain markets like Germany, Italy, Poland, Latin America and certain countries in Asia are managed by distributors to whom we sell our products directly. These distribution partners resell to retail stores in their respective countries. We support these partners with a dedicated international sales and marketing team.
Our retail and distributor networks are our primary distribution channels for our products. Complementing our retail and distributor networks is a growing direct-to-consumer sales channel. To support the growing direct-to-consumer sales channel, we have a dedicated digital and marketing team who focus on engaging prospects and customers to increase brand awareness, educate them about our robots and help them choose the best one for their application, enable easy purchasing, help owners through post-purchase onboarding, help them find and buy accessories and continue to get the most out of their robots through its lifetime. For fiscal 2024, 2023 and 2022, direct sales to consumers accounted for 24.6%, 20.4% and 16.4% of total revenue, respectively.
Customer Service and Support
We also provide ongoing customer service and support. Consumer customer service representatives, the majority of whom are employees of outsourced service organizations or our distribution partners, are extensively trained in the technical intricacies of our products. Our support activities are focused on helping customers enjoy our products and optimize their performance by resolving technical issues or repairing our products. With Wi-Fi connectivity implemented across all of our floor cleaning robots, we can provide customer support directly via the Roomba Home App, and our customer service representatives can use video chat tools and access robot performance information remotely to identify relevant issues and behaviors to more efficiently and effectively troubleshoot and address customer questions and concerns. In addition, this connectivity enables us to provide direct marketing material and deliver new features and enhanced functionality to robots in the field.
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
Our marketing strategy is to drive consumer awareness of and interest in iRobot's product portfolio and convert this interest into sales via our retail and direct-to-consumer channels. Our sales and marketing expenses represented 20.4%, 22.4% and 24.5% of our total revenue in fiscal 2024, 2023 and 2022, respectively.
Marketing highlights in 2024 included the launches of five robots as described above. We also introduced a camera-based dirt detect system, which was layered into the launch of the Roomba Combo 10 Max robot + AutoWash dock. Enhanced camera recognition pinpoints dirt ahead up to eight times more often and automatically enables Dirt Detect technology to repeat cleaning passes for a more thorough clean. With the announcement of our 2025 product launches in March 2025, we also launched a comprehensive marketing campaign featuring new advertising and a new tag line to be featured in television, on digital streaming platforms and across social media. New packaging is also part of the campaign, ensuring that product features are prominently placed to identify a robot's primary capabilities.
Related to these specific initiatives, we have continued to fund critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth, to encourage repeat purchases by existing customers and inspire new customers to buy our products. Since we anticipate that market conditions will remain challenging into 2025, we plan to carefully align working media and other demand-generation activities.
Manufacturing
Our core competencies are the technological innovation, development and marketing of robots. Our manufacturing strategy is to outsource non-core competencies, such as the final design, supply chain management, and production of our robots, to third-party entities that are skilled in hardware design, software development, and manufacturing. By relying on the outsourced manufacture of our robots, we can focus our engineering expertise on the innovation of robots and associated technologies.
Manufacturing a new product requires a close relationship between our product management teams, innovation leads, designers, our operations teams and the contract manufacturer. Using multiple engineering techniques, our products are introduced to the selected production facility at an early-development stage and the feedback provided by manufacturing is incorporated into the design before tooling is finalized and mass production begins. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Once a new product has been introduced, we focus on executing a multi-year plan to improve its profitability through a combination of higher production volume and cost-optimization initiatives. To help us efficiently and effectively fulfill orders from retailers and consumers around the globe, we work closely with third-party logistics and distribution partners as well as a range of oceanic and air freight transportation providers.
Under our agreements with our contract manufacturers, the manufacturers supply us with specified quantities of products that align with demand forecasts that we establish based upon historical trends, holiday events, and demand shaping techniques from our sales and product management functions. As a result, we believe we are well positioned to optimize production levels across contract manufacturers and geographies, meet demand for peak seasons and respond quickly to ever-changing market conditions. We outsource the manufacturing of our consumer products to multiple contract manufacturers with plants in Southern China, Vietnam and Malaysia. In recent years, we have increasingly depended on third-party contract manufacturers to produce our products. In 2025, we will primarily depend on a single development partner, Shenzhen 3irobotix Co., Ltd. d/b/a Picea, who oversees with multiple contract manufacturing locations, located in China and Vietnam, to manufacture our products. We believe that we have taken steps to diversify our manufacturing so that overall volumes are relatively well balanced across our multiple contract manufacturing locations in multiple geographies. For more information, please see the risk factor entitled "We have transitioned primarily to a single contract manufacturer, and our reputation and results of operations would be harmed if the contract manufacturer fails to meet our requirements" in Item 1A - Risk Factors.
During 2024, we continued to make progress to address the supply chain challenges that impacted our business in prior years. More specifically, to further leverage our production volumes, we consolidated production lines, where appropriate, to drive cost efficiencies in manufacturing and transportation. In addition, we carefully managed transportation costs, reworked existing inventory and worked closely with our account teams and retailers to manage inventory levels. We also continued our efforts to scale manufacturing capacity in Vietnam and optimize production among our contract manufacturers in China and

Malaysia. We believe that production in Vietnam has helped us reduce our prospective exposure to current U.S. tariffs which are expected to be increased with the new Presidential Administration resulting from the 2024 election and will help mitigate the geopolitical risks associated with concentrating production solely in China. We plan on manufacturing only a limited number of accessories in China that are U.S. bound, and no robots. Over time, we anticipate relocating the manufacture of these remaining accessories outside of China. We also expect to further rely on our contract manufacturers' mature supply chain and their expertise in design-for-manufacturing and flexibility in components. We plan to take advantage of opportunities to source nearly complete robot and adjacent product designs from third parties.
Research and Development
Our research and development team develops new software and hardware products, as well as improves and enhances our existing software to address customer demands and emerging trends. We believe that our future success depends upon our ability to identify consumer insights and continue to develop new products and product accessories, and enhance and develop new applications for our existing products. For fiscal 2024, 2023 and 2022, our research and development expenses were $93.3 million, $143.5 million and $165.2 million, or 13.7%, 16.1% and 14.0% of revenue, respectively. During 2024, as part of our iRobot Elevate strategy, we began to move our non-core engineering functions to lower cost regions. Innovation and development of our intellectual property will reside in our iRobot Labs innovation center at our headquarters. We have continued to build and strengthen our R&D presence in China. As we look beyond 2024, we will focus our product roadmap on value drivers in our core category and potentially other consumer robotic and floorcare products. We will continue our investment in research and development to respond to and anticipate customer needs, and to enable us to introduce new products in the floorcare category and possibly other categories. We plan to continue to invest in software intelligence, higher-value robotics, computer vision, machine learning and complex mechanical design to improve the core functionality of our robots.
Our research and development is conducted by teams dedicated to particular projects, which are located at our headquarters in Bedford, Massachusetts and at our offices in China.
Competition
The market for robots, including floor cleaning robots, is highly competitive, rapidly evolving and subject to changing technologies, shifting customer needs and expectations, with an increasing number of competitor companies and products. As the performance, functionality and features of our floor cleaning robots have advanced, we believe that consumers are increasingly willing to consider our products as replacements for their traditional vacuum cleaners and wet floor cleaning products. Over the past two years, floor cleaning robots that consolidate vacuuming and mopping functionality in a single product ("2-in-1 robots") combined with multi-functional docks that wash and dry the mopping pads in addition to auto-evacuation of dry debris have become increasingly popular with consumers. A number of established companies have developed robots that compete directly with our product offerings. Our robot cleaning competitors include consumer electronics and consumer appliance companies such as Cecotec, Dreame, Ecovacs, Electrolux, LG, Midea, Roborock, Samsung, Shark and Xiaomi, traditional floor cleaning brands with robotic offerings such as Bissell, Dyson and Hoover. We believe that the principal competitive factors for robots include robot and multi-functional dock features, performance for the intended mission, total cost of system operation and overall perceived value, including maintenance and support, ease of use, quality, reliability, brand and reputation.
Our ability to successfully compete will depend upon our ongoing performance in the areas of product development, customer support, and ability to leverage our iRobot OS platform across our products. We remain committed to funding the ongoing enhancement of our products and the development of new robotic floor cleaning robots to deliver cleaning performance, innovative features and functionality, quality and overall value that will appeal to consumers. We plan to complement these investments with various sales, marketing and support activities that are necessary to stimulate customer demand and maintain and improve customer satisfaction.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the technical competence and ability of our employees to continue to innovate. The ownership of intellectual property rights is an important factor in our business. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the United States and a number of foreign countries. We currently hold a significant number of patents and have filed numerous additional patent applications. As of December 28, 2024, we held 566 U.S. patents, more than 1,200 foreign patents, additional design registrations, and have more than 250 patent applications pending worldwide. While our U.S. patents began to expire in 2021, no single intellectual property right is solely responsible for protecting our products. We will continue to file and prosecute patent (or design registration, as applicable) applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. It is also possible that we may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business.
Our registered U.S. trademarks include iRobot and its stylized logo, Roomba, Clean Base, Roomba Combo, NorthStar, Create, Clean Map, iAdapt, Home Base, Looj, Braava, Braava jet, AeroForce, AllergenLock, Better Together, PerfectEdge, Corners. Edges. And the Details in Between., Imprint, Mirra, Terra, vSLAM and Virtual Wall. Our marks iRobot, Roomba, Braava, Braava jet, Better Together, Clean Map, Imprint, PerfectEdge, Terra, Virtual Wall, and certain other trademarks, have also been registered in selected foreign countries.
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
On October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. In addition, we sought a preliminary injunction against SharkNinja for infringement of three U.S. patents. SharkNinja has in parallel sought declarations of non-infringement of thirteen U.S. patents owned by iRobot. On November 26, 2019, the federal district court in Massachusetts denied iRobot's motion for a preliminary injunction, and the case is currently stayed pending the outcome of one or more appeals from decisions of the U.S. Patent Trial and Appeal Board. On January 28, 2021, we initiated litigation against SharkNinja at the U.S. International Trade Commission ("ITC") as well as in federal district court in Massachusetts based on claims of patent infringement of five additional U.S. patents related to robotic vacuum cleaners. The trial began in January 2022. In October 2022, we received a favorable initial determination in our patent infringement action against SharkNinja at the ITC. The ruling, which found that SharkNinja had infringed valid claims of multiple iRobot asserted patents, recommends that the ITC issue an order barring the importation of various infringing SharkNinja robotic cleaning products. During the third quarter of fiscal 2024, the litigation with SharkNinja was settled and the district court case in Massachusetts was dismissed.
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
Seasonality
Historically, we have experienced higher revenue in the second half of the year compared to the first half of the year due in large part to seasonal holiday demand. In fiscal 2024, 2023 and 2022, our second-half consumer product revenue represented 53.6%, 55.4% and 53.7% of our annual consumer product revenue, respectively. We have also experienced higher selling and marketing expenses in the second and fourth quarters of the year due to increased marketing campaigns to support seasonal holiday demand. We continue to expect that the majority of our revenue will be generated in the second half of any given fiscal year unless or until we successfully introduce new products that have potential to generate stronger sales during the first half of the year.

Regulations
Our business requires compliance with a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. In particular, we are subject to numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data, including the EU General Data Protection Regulation ("GDPR"), UK General Data Protection Regulation ("UK GDPR"), and California Consumer Privacy Act ("CCPA"). In addition, the global nature of our business operations also creates various domestic and foreign regulatory challenges and subjects us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products may be subject to U.S. export controls, including the United States Department of Commerce's Export Administration Regulations, various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Controls and trade policies and tariffs established by the governments of the United States, China and other jurisdictions where we do business.
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
Human Capital
As of December 28, 2024, we had 541 full-time employees. Approximately 40% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union. In certain foreign subsidiaries, labor unions or workers' councils represent some of our employees. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.
Culture and Work Environment
Over the past three decades, iRobot has created and amplified a unique culture built on fostering invention, discovery and technological exploration in the pursuit of practical and value-add consumer robots. iRobot is committed to attracting and retaining the best and brightest talent, leveraging new perspectives, ideas, skills, languages and cultural backgrounds, and providing the resources for individuals to reach their full potential. We have assembled a global team of talented, motivated and unique individuals by providing our people with opportunities to make a tangible impact in executing our business plans while also advancing their careers. We communicate regularly with our employees around the world and hold periodic virtual town hall meetings and in-person forums when appropriate to help keep employees informed.
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
Compensation, Rewards and Benefits
In addition to competitive base salaries, we provide incentive-based compensation programs to reward performance relative to our business performance. We also provide compensation in the form of restricted stock unit grants as well as a competitive time-off policy. We offer comprehensive benefit options, including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, life and disability insurance, health savings accounts, and flexible spending accounts, among others.
We are committed to the continued development of our people. We offer opportunities for professional and technical development with programs such as our leadership training, management training, and tuition reimbursement. We continue to evolve our approach to attracting and retaining our talent – from having a well-defined process for hiring to regularly reviewing the competitiveness of our compensation and benefits packages.
iRobot iDEA (Inclusion, Diversity, Equity & Acceptance)
iRobot is an inclusive organization, seeking out the best and brightest minds to help us meet the global requirements of our business. We welcome new perspectives, ideas, skills, languages and cultural backgrounds to our global iRobot family.
The iRobot workforce is built upon the diverse perspectives, beliefs and backgrounds of incredibly talented people from around the world who have all had a hand in shaping who we are as an organization. Strengthening diversity within our global workforce enables iRobot to bring our collective ideas together to invent a future that seamlessly fits the unique, personal and diverse needs of our global consumer base. We have and will continue to take action and hold ourselves accountable to continue to foster equality and diversity on a global scale.
More Information
Additional information about our efforts to make our company a great place to work, build a career and build an appealing corporate culture that prides itself on diversity and inclusion is available within the Careers section of our website.
Available Information
We were incorporated in California in August 1990 under the name IS Robotics, Inc. and reincorporated as IS Robotics Corporation in Massachusetts in June 1994. We reincorporated in Delaware as iRobot Corporation in December 2000. We conduct operations and maintain a number of subsidiaries in the United States and abroad, including in Austria, Belgium, China, France, Germany, Hong Kong, Japan, Netherlands, Portugal, Spain and the United Kingdom. Our website address is www.irobot.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Alternatively, these reports may be accessed at the SEC's website at www.sec.gov.
ITEM 1A.     RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that have materially affected and could in the future materially affect our business, financial condition or future results, some of which are beyond our control. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
The following is a summary of the principal risks that have materially affected and could in the future materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.
•We cannot assure you that our review of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of this review may adversely impact our business.
•The waiver of events of default under our senior secured term loan credit facility is time-limited; if this waiver is not extended at the end of the applicable period, we will be in default.
•Our history of operating losses and negative cash flows from operations has raised substantial doubt about our ability to continue as a going concern.
•We have incurred substantial operating losses in past years, expect to continue to incur operating losses for the foreseeable future, and may not achieve a return to profitability in the future.
•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
•Significant reductions in consumer demand has caused, and may continue to cause, a decrease in revenue from sales of our products and additional costs reducing both gross margin and operating income.
•We face intense competition from other providers of robots, including diversified technology providers, as well as competition from providers offering alternative products, which has negatively impacted, and could continue to negatively impact, our results of operations and cause our market share to decline.
•Designing new robotic products is complex and requires significant resources, and our ability to remain competitive requires significant continued investment and the successful implementation of our operational strategies.
•We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee may impair our ability to operate effectively.
•If we are unable to attract and retain additional skilled personnel, we may be unable to operate our business.
•If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.
•Our success depends nearly entirely on our consumer robots, and our sales growth and operating results have been negatively impacted, and could in the future be negatively impacted, if we are unable to enhance our current products or develop new consumer robots at competitive prices or in a timely manner, or if our products do not achieve broad market acceptance.
•Our senior secured term loan credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
•We have transitioned primarily to a single contract manufacturer, and our reputation and results of operations would be harmed if the contract manufacturer fails to meet our requirements.
•If critical components of our products, which we currently source from a small number of suppliers, become unavailable or if supply chain and shipping disruptions occur, we may experience cost increases and delays that could harm our business.
•If we fail to maintain or increase consumer robot sales through our distribution channels, our operating results would be negatively impacted.
•Significant developments in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.
•We collect, store, process, and use customer data, including certain personal and robot-specific information, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any cybersecurity incidents, data breaches, or our actual or perceived failure to comply with such legal obligations could harm our business.
Risks Related to our Business and Industry
We cannot assure you that our review of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of this review may adversely impact our business.
On March 12, 2025, we announced that our board of directors is conducting a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. There can be no assurance this review process will result in any transaction or outcome. Whether the process will result in any transactions, our ability to complete any such transaction, and if our board of directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business, regulatory approvals, market conditions, and industry trends. Potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty's stockholders. Furthermore, any strategic transaction into which we enter may be delayed or may ultimately not be consummated as a result of regulatory reviews (which may include domestic and foreign antitrust, CFIUS or other regulatory agency reviews) and determinations or other factors.
The price of our common stock may be adversely affected if the strategic review process does not result in transactions or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders. Our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome.
The attention of management and our board of directors could be diverted from our core business operations as a result of this strategic review process. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we expect to continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. A considerable portion of these expenses may be incurred regardless of whether a transaction is completed. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing customers, vendors or partners are reluctant to commit to new or renewed contracts.
We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our board of directors deems further disclosure is appropriate or necessary. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause the price of our common stock to fluctuate significantly. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our evaluation of strategic alternatives, it could disrupt our business and adversely impact operating results and financial condition.

The waiver of events of default under our senior secured term loan credit facility is time-limited; if this waiver is not extended at the end of the applicable period, we will be in default. Our senior secured term loan credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Amendment Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant") and, together with the Going Concern Covenant, the "Specified Covenants"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period; however, we are still obligated to comply with the Specified Covenants after the end of the Amendment Period and if we do not, unless the Lenders further extend such waiver by the end of the Amendment Period, an event of default will occur.
The auditor report on the consolidated financial statements for the fiscal year ended December 28, 2024 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would be in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for Amendment No. 1 described above. The earliest we would be able to regain compliance with the Going Concern Covenant is upon the filing of our Annual Report on Form 10-K for the year ending January 3, 2026, which we do not anticipate will be filed until March 2026. As a result, we are dependent on continued waivers from the Lenders to avoid an event of default related to the Going Concern Covenant, which waivers are in the Lenders' sole discretion. We cannot assure you that the Lenders will provide any additional waiver of compliance with the Specified Covenants by the end of the Amendment Period.
Any failure by us to comply with the covenants or payment requirements specified in the Credit Agreement (including the Specified Covenants after the Amendment Period) would result in an event of default under the Credit Agreement, which may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans. In addition, the Lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to raise or borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could materially and adversely affect our cash flows, business, results of operations, and financial condition. In this event, we may be forced to terminate, significantly curtail or cease our operations or to pursue other alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code.
The Credit Agreement contains customary negative covenants that limit our and our subsidiaries' ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on our capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. The Credit Agreement also includes certain restrictions on the use of a portion of the Parent Termination Fee payment received by us from Amazon.com, Inc., which the remaining amount thereof (after giving effect to certain periods for such amounts to be used for inventory in limited circumstances and upon satisfying certain conditions) will ultimately be required to be used to prepay a portion of the loan under the Credit Agreement. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with the covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
Our history of operating losses and negative cash flows from operations has raised substantial doubt about our ability to continue as a going concern.
We have received a report from our independent registered public accounting firm regarding our consolidated financial statements for the fiscal year ended December 28, 2024 that includes an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that we will continue as a going concern. The report also states that we have a history of operating losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our common stock, our ability to raise capital or enter into strategic transactions, and our relationship with key stakeholders. As described above, on March 12, 2025, we announced that our board of directors is conducting a review of strategic alternatives. If this process does not yield sufficient, timely financial resources, or if we are not otherwise able to achieve management's cash flow forecast to allow us to maintain our debt covenant compliance as well as our liquidity and operations in the ordinary course, our business, results of operations, financial condition, and cash flows could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code.
We have incurred substantial operating losses in past years, expect to continue to incur operating losses for the foreseeable future, and may not achieve a return to profitability in the future.
During each of the three most recent fiscal years, we have incurred substantial operating losses due to the combination of declining orders for our products and significant decreases in our gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue stabilization and significant gross margin improvement. In addition, our revenue may decline for a number of reasons, including reduced demand for our products, increased competition or macroeconomic conditions, and if our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion or contraction of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and services, the overall macroeconomic conditions due to heightened inflation and reduced consumer confidence stemming from unstable geopolitical conditions, including the ongoing Russia-Ukraine and Israel-Hamas wars. In the event our future revenue or gross profit does not meet our expectations or our costs are higher than expected, we may eliminate or curtail expenses to mitigate the impact on working capital. Moreover, to the extent existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to extend the timing of repayment of or refinance our existing debt or raise additional funds through public or private equity or debt financing. In such cases, we may need additional financing to execute on our current or future business strategies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited.
Significant reductions in consumer demand has caused, and may continue to cause, a decrease in revenue from sales of our products and additional costs reducing both gross margin and operating income.
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
A number of companies have developed or are developing robots that will compete directly with our product offerings. Our competition includes established, well-known sellers of floor cleaning robots such as Dreame, Ecovacs, Roborock, Shark, Samsung, as well as new market entrants. Many current and potential competitors are larger in size and more broadly diversified with substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us. We also face competition from manufacturers of lower-cost devices, which has, and may continue to, further drive down the average selling price in the marketplace for floor cleaning products and impact demand for our products as macroeconomic conditions result in consumers shifting towards lower-cost alternatives. Moreover, while we believe many customers purchase our floor vacuuming robots as a supplement to, rather than a replacement for, their traditional vacuum cleaners, we also compete with providers of traditional vacuum cleaners.
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
We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products. Our failure to compete successfully has caused, and may continue to cause, our revenue and market share to decline, which has negatively impacted, and may continue to negatively impact, our results of operations and financial condition.
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
A critical component of our iRobot Elevate turnaround strategy is the development and launch of a revitalized product lineup beginning in 2025. Any delays or interruptions in the development, manufacture or shipment of our new products, or any failure to effectively ramp up the manufacturers of new products, would be likely to result in lost sales and revenue and damage our reputation in the market, both of which would harm our business and results of operations. In addition, failure to launch anticipated products in a timely fashion could result in failure to maintain a set of competitive products and materially harm our brand, business, results of operations and financial condition. Additionally, we may not realize the benefits of modifying our operations to increase the speed of product development, implementing our recent restructuring, increasing reliance on our partners for product development, which could result in a loss of potential revenue and increase our product return rate.
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
Most of our senior management team have turned over during the course of fiscal 2024. The Company believes that the execution of our iRobot Elevate strategy introduced during fiscal 2024 and led by the new management team will help facilitate the turnaround of our Company. However, these changes in our management team could cause retention and morale concerns among current employees, as well as operational risks. If this leadership transition is not successful, it could disrupt our business, affect our culture, cause employee retention concerns, be viewed negatively by our customers or investors, and affect our financial condition and operational results.
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
In addition, we have experienced increased employee turnover as a result of general market conditions, the impact of several reductions in force executed over the past several years, and the termination of the proposed acquisition by Amazon. These factors may cause additional attrition and affect the morale of our current employees and might adversely affect our reputation among job seekers. Significant or prolonged turnover or revised hiring priorities may negatively affect our operations and culture, as well as our ability to successfully maintain our processes and procedures. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain significant numbers of qualified individuals. Moreover, we may be forced to adjust salaries or other compensation in order to retain key talent. Job seekers and existing personnel often consider the value of the equity awards they receive in connection with their employment. The recent decline in our stock price may impact the actual or perceived value of our equity awards for current employees or new hires, and we may need to grant additional or larger equity awards to offer attractive compensation packages to hire and retain employees. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
In 2024, we commenced and largely completed an operational restructuring plan to more closely align our cost structure with near-term revenue expectations and drive profitability. A critical component of our operational restructuring plan was the significant reduction of our overall global workforce. Completion of the restructuring plan may have continuing adverse effects on our workforce, including negative effects on employee morale, increased employee attrition, increased difficulty in hiring new employees, and diversion of management attention. Additionally, as we are operating our business with fewer employees, we face additional risks that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.
We continue to invest in our direct-to-consumer sales channel, primarily through our website and mobile app and the technology infrastructure used to support them. Our future growth relies in part on our ability to attract consumers to this channel, which requires significant expenditures in marketing, infrastructure and systems. If we are unable to drive traffic to, and increase sales through, our website and mobile app, our business and results of operations could be harmed. In addition, our efforts to carefully manage our cost structure may result in lower levels of investment in our direct-to-consumer infrastructure and systems. Our inability to adequately respond to these risks and uncertainties, successfully fund new infrastructure initiatives or maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.
Our success depends nearly entirely on our consumer robots, and our sales growth and operating results would be negatively impacted if we are unable to enhance our current products or develop new consumer robots at competitive prices or in a timely manner, or if our products do not achieve broad market acceptance.
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
As a result of the restructuring plan, we have re-focused our product roadmap on our core robotic floorcare business and exited our non-floorcare offerings in education and air purifiers. In addition, because of our current fiscal constraints, our ability to support investments in other non-floorcare innovations is limited, and this lack of investment in the near-term could allow other companies to develop more competitive products to our non-floorcare innovations, which could impact our ability to compete against such products in the future.

We spend significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.
We spend significant amounts on advertising and other marketing campaigns, such as television, digital and print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect to continue to spend significant amounts to increase awareness of our consumer robot products. For fiscal 2024, 2023 and 2022, sales and marketing expenses were $138.8 million, $199.3 million, and $290.1 million, respectively, representing approximately 20.4%, 22.4% and 24.5%, of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet our expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products.
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
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. We have concluded that a valuation allowance on our U.S. and certain foreign jurisdictions net deferred tax assets continues to be appropriate. As of December 28, 2024, we had net deferred tax assets of $9.8 million. Due to significant estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future periods. Our results of operations would be impacted negatively if we determine that an additional valuation allowance is required in a future reporting period.
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
We have elected to account for the Term Loan under ASC 825 "Financial Instruments." ASC 825 allows companies to account for certain financial assets and financial liabilities at fair value, with the change in fair value recognized in net income (loss) in each reporting period. The data used for the measurement must reflect assumptions that market participants would use in pricing the asset or liability. There is no current observable market for this debt instrument and, as such, we determine the fair value of the debt instrument using a discounted cash flow model. The valuation model uses various inputs, including the amount and timing of cash flows, expected interest rate and discount rate. Changes in the inputs for this valuation model may have a material impact on the estimated fair value of the debt instrument accounted for under the fair value option. The debt instrument accounted for under the fair value option may have a substantial effect on our balance sheet and statement of operations from quarter to quarter and it is difficult to predict the effect on our future financial results, since valuation of the debt instrument accounted for under the fair value option is based on factors largely outside of our control. The effects may cause our financial results to fluctuate materially, which may cause our stock price to decline. See Note 6 to our consolidated financial statements, Fair Value Measurements, for more information regarding the valuation of our outstanding debt.
Risks Related to our Dependence on Third Parties and Distribution Channels
We have transitioned primarily to a single contract manufacturer, and our reputation and results of operations would be harmed if the contract manufacturer fails to meet our requirements.
In recent years, we have increasingly depended on third-party contract manufacturers to produce our products. These contract manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. In 2025, we will primarily depend on a single contract manufacturer, Shenzhen 3irobotix Co., Ltd. d/b/a Picea ("Picea"), located in China and Vietnam, to manufacture our products. Our agreement with Picea is scheduled to expire on August 17, 2025, but it can be extended if both parties agree in writing. Either party has the option to terminate the agreement for convenience with 180 days' advance written notice.
If Picea terminates its arrangement with us or fails to provide the required manufacturing ramp up, production capacity, and product quality on a timely basis, there would be a disruption in manufacturing our products until replacement contract manufacturing services could be obtained or volume transferred to an alternative manufacturing partner, each of which is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing arrangements on acceptable terms or in a timely manner. Any significant interruption in manufacturing at Picea would reduce the supply of our products, which could cause a delay in fulfillment of our orders or breach of our agreements with distribution partners, which in turn would reduce our revenue. Any adverse change in Picea's financial or business conditions could disrupt our ability to supply our products.
Our reliance on contract manufacturers, including Picea, involves certain product supply risks, including the following:
•lack of direct control over production capacity and delivery schedules;
•lack of direct control over quality assurance, manufacturing yields and production costs;
•lack of enforceable contractual provisions over the production and costs of consumer products;
•risk of loss of inventory while in transit; and
•risk of increased shipping and air freight costs, including as a result of attacks on commercial ships.
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
We do not have long-term contracts regarding purchase volumes with any of our retail partners. As a result, purchases generally occur on an order-by-order basis, and the relationships, as well as particular orders, can generally be terminated or otherwise materially changed at any time prior to delivery, by our retail partners. A decision by a major retail partner, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us, to reduce the shelf space for our products or to change its manner of doing business with us could significantly damage our consumer product sales and negatively impact our business, financial condition and results of operations. In addition, during recent years, various retailers, including some of our partners, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructuring, bankruptcies and liquidations. These and other financial problems of some of our retailers increase the risk of extending credit to these retailers. A significant adverse change in a retail partner relationship with us or in a retail partner's financial position could cause us to limit or discontinue business with that partner, require us to assume more credit risk relating to that partner's receivables or limit our ability to collect amounts related to previous purchases by that partner, all of which could harm our business and financial condition. Disruption of the iRobot on-line store could also decrease our consumer robot sales.
Risks Related to our Legal and Regulatory Environment
Significant developments in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, effective February 4, 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the U.S. The new Presidential Administration has also announced additional 25% tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets or to some customers, which may result in declines in our sales and operating income.
Changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. These tariffs, and other governmental action relating to international trade agreements or policies, may directly or indirectly adversely impact demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, may adversely impact our business, financial condition and results of operations. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy, whether exclusions will be reinstated, or the terms of any new trade agreements and their impacts on our business. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. The new tariff increases on imports to the United States, including from China, should they be implemented and sustained for an extended period of time, would have a significant adverse effect on our supply chain and financial and operating results. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
In response to international trade policy, as well as other risks associated with concentrated manufacturing in China, we relocated a meaningful portion of our supply chain from China. We plan on manufacturing only a limited number of accessories in China that are U.S. bound, and no robots. Over time, we anticipate relocating the manufacture of these remaining accessories outside of China. Such relocation activities increase costs and risks associated with establishing new manufacturing facilities, and any additional or increased tariffs may nonetheless result in compression on our margin on products sold and pricing pressures on our products. Any additional or increased tariffs may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
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
Because we are an increasingly global business that in fiscal 2024, 2023 and 2022 generated approximately 51.2%, 51.9%, and 48.0%, respectively, of our total revenue from sales to customers outside of the United States, we are subject to a number of additional risks including foreign currency fluctuations. These foreign currency fluctuations may make our products more expensive to our distributors and end customers, which in turn may impact sales directly or the ability or willingness of our partners to invest in growing product demand.
Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar could adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and lead us to raise international pricing, which may reduce demand for our products. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the strengthening of the U.S. dollar, or for any other reason, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, and incur increased operating expenses, thereby limiting any benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.
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

The global nature of our business operations subjects us to domestic and foreign laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions. Our products are also subject to U.S. export controls, including the United States Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Controls.
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
We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various European and Asian markets, and Canada. For fiscal 2024, 2023 and 2022, sales to non-U.S. customers accounted for 51.2%, 51.9%, and 48.0% of total revenue, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international revenue and operations are subject to a number of material risks, including, but not limited to:
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
If we or any of our key suppliers, contract manufacturers, distributors or customers experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office and manufacturing facilities, and the proper functioning of computer, telecommunication and other related systems and operations. Our insurance may not adequately cover losses resulting from such disruptions. Any expansion of our operations in new geographic regions will increase the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks. For example, the COVID-19 pandemic impacted our supply chain and manufacturers, resulting in a disruption in manufacturing our products.
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
In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. For example, on October 15, 2019, we initiated a patent infringement lawsuit in federal district court in Massachusetts against SharkNinja Operating LLC and its related entities ("SharkNinja") for infringement of five patents for technology related to robotic vacuum cleaners. During the third quarter of fiscal 2024, the litigation with SharkNinja was settled.
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
In addition, in the United States certain of our patents have been, and may continue to be, challenged by inter partes review or opposition proceedings. If our patents are subjected to inter partes review or opposition proceedings, we may incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available for our innovations.
We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.
In the past we have faced multiple lawsuits based on claims of patent infringement. If the size of our markets increases, we would be more likely to be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. In addition, the vendors from which we license technology used in our products could become subject to similar infringement claims. Our vendors, or we, may not be able to withstand third-party infringement claims. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. In addition, we may be required to indemnify our retail and distribution partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.
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
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent cybersecurity incidents and data breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to intentional or inadvertent insider personnel and vendor misconduct, cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, distributed denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we have in the past and may in the future be the target of numerous attack vectors and methods, including email scams, social engineering, smishing, vishing, and identity spoofing, which attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. These threats may be increased due to work-from-home policies implemented by us and our customers, suppliers and distributors. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, our cyber insurance may not protect against all of the costs and liabilities arising from a cyber attack.

If we suffer cybersecurity incidents or data breaches involving the designs, schematics or source code for our products, our brand, business and financial results could be adversely affected.
We attempt to securely store our designs, schematics and source code for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we or our partners are subject to data security breaches or cybersecurity incidents, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our brand, business and financial results.
We operate our business in jurisdictions where intellectual property theft or compromise is common.
Currently, we maintain significant operations in Asia, where a majority of our products are manufactured. Subject to contractual confidentiality obligations, we are required to share significant product design materials with third-parties necessary for the design and manufacture of our products. We cannot be sure that our data or intellectual property will not be compromised through cyber-intrusion, theft or other means, particularly when the data or intellectual property is held by partners in foreign jurisdictions. Should our intellectual property be compromised, it may be difficult to enforce our rights in China and other foreign jurisdictions in which we operate.
We collect, store, process, and use customer data, including certain personal and robot-specific information, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any cybersecurity incidents, data breaches, or our actual or perceived failure to comply with such legal obligations could harm our business.
Our latest floor cleaning robots, as well as additional products in development, collect, store, process, and use certain customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business. We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. If we experience a cybersecurity incident, or if our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data, which may expose us to a risk of loss, litigation, or regulatory proceedings. Depending on the nature of the information compromised, in the event of a cybersecurity incident, data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the cybersecurity incident or data breach, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the cybersecurity incident or data breach. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the EU GDPR, UK GDPR, and the CCPA impose significant requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance.
In the United States, at the federal level, failing to take appropriate steps to keep consumers' personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. In addition, laws similar to the CCPA have been passed in numerous other states and other states have proposed new privacy laws. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.
With respect to the collection and processing of personal data relating to the European Union ("EU"), European Economic Area ("EEA") and United Kingdom ("UK"), we are subject to the EU General Data Protection Regulation ("EU GDPR"), the UK General Data Protection Regulation ("UK GDPR"), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of any of our establishments in the UK or any EEA Member State. The UK's data protection regime is independent from but aligned to the EU's data protection regime. In this Annual Report on Form 10-K, references to "GDPR" encompasses both the EU GDPR and UK GDPR, unless specified otherwise.
The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA) have been put in place, and transfer impact assessments conducted. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Following the UK's exit from the EU on January 31, 2020, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK introduced a Data (Use and Access) Bill into the UK legislative process with the intention for this bill to reform the UK's data protection regime following Brexit. If passed, the final version of the Data (Use and Access) Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (£17.5 million for the UK GDPR) or 4% of a company's global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Complying with these European data protection laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.
Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Moreover, a growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification and consumer privacy laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and a similar law became effective in China in November 2021. If other countries in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition. Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration's executive order Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls.
Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.
Our robots rely on the interplay among behavior-based artificially intelligent systems, real-world dynamic sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our new or existing products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems have and may continue to result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, mandatory or voluntary recall or product upgrades, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. Our quality control procedures relating to the raw materials and components that we receive from third-party suppliers as well as our quality control procedures relating to our products after those products are designed, manufactured and packaged may not be sufficient. In addition, increased development and warranty costs, including the costs of any mandatory or voluntary recall, could be substantial and could reduce our operating margins. The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us. A successful product liability claim could result in substantial cost, diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.
We use artificial intelligence ("AI") in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
The rapid evolution of AI, including government regulation of AI, requires significant resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended, harmful impact. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU's Artificial Intelligence Act ("AI Act") entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of AI. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
Our vendors may also incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. In addition, the use of AI applications may result in, cybersecurity incidents or data breaches that implicate the personal data of end users of such applications. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any such cybersecurity incidents or data breaches related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, increased research and development costs, or legal liability. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
Risks Related to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. Recently, our stock price has significantly fluctuated and declined. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of the common stock of many technology companies in ways that may have been unrelated to such companies' operating performance. In addition, the market price of our common stock may be, and we believe recently has been, significantly impacted by investors covering large short positions in our common stock. Furthermore, we believe the market price of our common stock should reflect future growth and profitability expectations. If we fail to meet these expectations, the market price of our common stock may significantly decline.
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
Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to security incidents related to our and our third-party vendors' data and systems. For more information, please see the risk factor entitled "Cybersecurity risks could adversely affect our business and disrupt our operations" in Item 1A - Risk Factors.
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
The Security Director and the Senior Director Infrastructure & IT Operations have primary responsibility for informing the Audit Committee on cybersecurity risks. They provide periodic briefings to the Audit Committee, which may include topics such as updates regarding the cybersecurity threat landscape, the status of ongoing cybersecurity-related initiatives and strategies, and regulatory requirements.
The Senior Director Infrastructure & IT Operations has primary responsibility for assessing, monitoring and managing our cybersecurity risks, informed by thirty years of experience focusing on cloud, cybersecurity, and privacy in leadership roles at public companies. The Security Director also has thirty years of experience in the software and security industry, with executive positions in product security, security intelligence and data science. In his capacity at iRobot, the Security Director implements and oversees information security processes and regularly informs the Chief Financial Officer and Senior Director Infrastructure & IT Operations of cybersecurity developments, including potential threats and risk management techniques.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Bedford, Massachusetts, where we lease approximately 250,000 square feet. This lease expires on April 30, 2030. We also lease smaller facilities around the world. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.
ITEM 3.    LEGAL PROCEEDINGS
From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. See Footnote 14 to our consolidated financial statements for a description of certain of our legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol "IRBT." As of February 28, 2025, there were approximately 30,628,585 shares of our common stock outstanding held by approximately 180 stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. The Credit Agreement limits our and our subsidiaries' ability to pay dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.    [RESERVED]
Not Applicable.

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba RVC in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. In recent years, we have seen increased competition with new product offerings in the robotic floorcare segment and have conceded some market share. We believe our iRobot Elevate strategy introduced during fiscal 2024 will help facilitate the turnaround of our Company.
In 2024, iRobot began a journey of transformation designed to rebuild our Company both financially and strategically. We initiated, and largely completed, an operational restructuring plan designed to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability. Leveraging a new asset-light model, we began to streamline our supply chain to set us up for speed and scale, while relying on our partners and contract manufacturers to provide non-core engineering functions. We launched iRobot Labs where all innovation and development of our IP will reside with the expectation of optimizing our research and development organization to focus on key innovations and critical consumer needs throughout the home and beyond. We have continued to innovate across several core technology areas including robotic vacuums, robotic mops, robotic lawn mowers, general robotic software including AI and vision-enabled technologies and mobile applications for robotic floor cleaners. We anticipate our extensive patent portfolio will enable us to accelerate the time to market, while also reducing the costs, time and other risks associated with product development. These capabilities are amplified by our proprietary robot, cloud and iRobot OS. iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and provide control to improve overall cleaning performance. We believe that our expertise in robot design, engineering, and smart home technologies along with our targeted focus on understanding and addressing consumer needs, positions us well to capitalize on a wider range of robotic and smart home categories over time.
In 2024, we introduced Roomba Combo Essential robot, Roomba Combo 2 Essential robot + AutoEmpty dock and Roomba Combo 10 Max robot + AutoWash dock. The Roomba Combo Essential robots replace Roomba 600 series with an added mopping function, more suction power, longer battery life and intelligent iRobot OS automations. These robots make the 2-in-1 cleaning experience more accessible to customers given the lower price point. The Roomba Combo 10 Max robot + AutoWash dock is an advanced robot vacuum and mop which brings independent cleaning to a new level. The robot is engineered to powerfully vacuum and mop multiple floor types while the dock automatically refills and recharges the robot, washes and dries the mopping pad, empties debris and self-cleans. In March 2025, we announced the launch of Roomba Plus 405 Combo Robot + AutoWash Dock that asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished.
Our total revenue for fiscal 2024 was $681.8 million, declining 23.4% from revenue of $890.6 million in fiscal 2023. Geographically, domestic revenue declined by $95.8 million, or 22.4%, and international revenue declined by $112.9 million, or 24.4%. Continuing from 2023, our revenue performance was impacted by lower orders from retailers and distributors due in part to a decline in consumer sentiment and resultant spending. Our 2024 performance was also impacted by incremental promotional spending to stimulate sell-through during the holiday season prior to our 2025 new product launches. The overall market conditions continued to be challenging, and we saw aggressive competition in EMEA, Japan and the U.S. throughout fiscal 2024. In recent years, with increased competition in the floorcare segment, we have conceded some market share to the competitive entrants. Customer focused innovation, however, continues to be an opportunity to expand the RVC market segment. During 2024, we saw overall segment market growth in EMEA driven by the introduction and growing adoption of robotic floorcare products with multi-functional docks which can wash, dry and heat the mop pad allowing autonomy of cleaning over a longer period of time. We expect to more fully participate in the robotic floorcare with multi-functional docks market segment with our renewed emphasis on consumer-focused innovation under our Elevate Strategy and expected 2025 product launches. On March 11, 2025, we announced the launch of a suite of new floor cleaning robots featuring elevated, premium design, improved technology, advanced features and an upgraded Roomba Home app We are leveraging our brand and recently launched products with better design and more competitive features to improve our competitiveness in multiple price segments. Revenue from mid-tier robots (with an MSRP between $300 and $499) and premium robots (with an MSRP of $500 or more) represented 80% of our total robot sales during fiscal 2024 versus 83% during fiscal 2023.
In fiscal 2024, we focused on managing our cash and executing on our near-term robotic floorcare roadmaps. We announced an operational restructuring plan that was designed to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability. During fiscal 2024, we initiated an overall workforce reduction of approximately 440 employees, which represented 40% of our global workforce as of December 30, 2023. We ended fiscal 2024 with 541 employees versus 1,113 employees at the end of fiscal 2023. In addition to the reduction of our headcount, we exited several smaller offices during fiscal 2024 and signed an additional sublease agreement during fiscal 2024 to sublease a portion of our headquarters. During fiscal 2024, we also scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and engaged in minimal new hiring. These actions contributed to a total reduction of $126.4 million in operating expenses for fiscal 2024 as compared to the prior fiscal year, which excludes the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to the Litigation Settlement. During fiscal 2024, we continued to carefully manage our inventory to a level that aligns with current run rates and seasonality of the business.
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
Amendment to Credit Agreement
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Amendment Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period; however, we are still obligated to comply with the Specified Covenants after the end of the Amendment Period and if we do not, unless the Lenders further extend such waiver by the end of the Amendment Period, an event of default will occur. As noted elsewhere in this Annual Report on Form 10-K, the consolidated financial statements for the fiscal year ended December 28, 2024 included herein include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would be in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for Amendment No. 1 described above. As of the date of filing of this Annual Report on Form 10-K, we are in compliance with the Minimum Core Assets Covenant. In connection with Amendment No. 1, we returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that we elected to withdraw from such controlled account during the third quarter of 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Amendment Period. Amendment No. 1 also requires us to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of our common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share.
Termination of Merger Agreement
As previously disclosed, on August 4, 2022, we entered into the Original Merger Agreement with Amazon and Merger Sub providing for, among other things, the merger of Merger Sub with and into us, with us surviving the merger as a wholly owned subsidiary of Amazon. On July 24, 2023, iRobot, Amazon and Merger Sub entered into the Amendment. The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan (see Note 10 to our consolidated financial statements).
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the

Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to our limited rights to utilize such amounts for the purchase of inventory. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in operating expense, which is classified in general and administrative expenses on the consolidated statements of operations.
Fiscal Periods
We operate and report using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters will end on the Saturday that falls closest to the last day of the third month of each quarter. As used in this Annual Report on Form 10-K, "fiscal 2024" refers to the 52-week fiscal year ending December 28, 2024, "fiscal 2023" refers to the 52-week fiscal year ended December 30, 2023, and "fiscal 2022" refers to the 52-week fiscal year ended December 31, 2022.
Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss and operating margin. In fiscal 2024, 2023 and 2022, we had gross profit of $142.4 million, $196.4 million and $350.1 million, gross margin of 20.9%, 22.0%, and 29.6%, operating loss of ($103.0) million, ($264.1) million, and ($240.4) million and operating margin of (15.1)%, (29.7)% and (20.3)%, respectively. A summary of key metrics and certain non-GAAP financial measures for fiscal 2024, 2023 and 2022, is as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(dollars in thousands, except average gross selling prices)
	(unaudited, except for total revenue)
Total Revenue	$681,849	$890,580	$1,183,383

Non-GAAP Gross Profit	$149,475	$200,435	$348,385
Non-GAAP Gross Margin	21.9%	22.5%	29.4%

Non-GAAP Operating Loss	$(117,837)	$(198,775)	$(172,594)
Non-GAAP Operating Margin	(17.3)%	(22.3)%	(14.6)%

Total robot units shipped (in thousands)	2,463	3,034	4,182
Average gross selling prices for robot units	$340	$360	$337

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
Tariff Refunds: Our exclusion from Section 301 List 3 tariff was reinstated in March 2022, which temporarily eliminated tariffs on our Roomba products imported from China beginning on October 12, 2021 until December 31, 2022. This temporary exclusion, which was subsequently extended until December 31, 2023, and then further extended until May 31, 2024, entitled us to a refund of all related tariffs previously paid since October 12, 2021. We exclude the refunds for tariff costs expensed during fiscal 2021 from our fiscal 2022 non-GAAP measures because those tariff refunds associated with tariff costs incurred in the past have no impact on our current period earnings.
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for fiscal 2024, 2023, and 2022:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands, except per share amounts)
GAAP Gross Profit	$142,357	$196,371	$350,093
Amortization of acquired intangible assets	—	1,166	2,812
Stock-based compensation	1,930	3,160	2,194
Tariff refunds	—	—	(11,727)
Net merger, acquisition and divestiture (income) expense	—	(262)	462
Restructuring and other	5,188	—	4,551
Non-GAAP Gross Profit	$149,475	$200,435	$348,385
GAAP Gross Margin	20.9%	22.0%	29.6%
Non-GAAP Gross Margin	21.9%	22.5%	29.4%

GAAP Operating Loss	$(102,950)	$(264,080)	$(240,383)
Amortization of acquired intangible assets	1,543	6,532	15,361
Stock-based compensation	24,476	36,056	31,905
Tariff refunds	—	—	(11,727)
Net merger, acquisition and divestiture (income) expense	(74,813)	14,562	18,657
Restructuring and other	33,907	8,155	13,593
Non-GAAP Operating Loss	$(117,837)	$(198,775)	$(172,594)
GAAP Operating Margin	(15.1)%	(29.7)%	(20.3)%
Non-GAAP Operating Margin	(17.3)%	(22.3)%	(14.6)%

GAAP Net Loss	$(145,518)	$(304,710)	$(286,295)
Amortization of acquired intangible assets	1,543	6,532	15,361
Stock-based compensation	24,476	36,056	31,905
Tariff refunds	—	—	(11,727)
Net merger, acquisition and divestiture (income) expense	(74,813)	14,562	18,657
Restructuring and other	33,907	8,155	13,593
Loss on strategic investments	370	3,910	19,718
Debt issuance costs	583	11,837	—
Income tax effect	(3,067)	9,611	76,424
Non-GAAP Net Loss	$(162,519)	$(214,047)	$(122,364)

GAAP Net Loss Per Diluted Share	$(4.92)	$(11.01)	$(10.52)
Dilutive effect of non-GAAP adjustments	(0.57)	3.28	6.02
Non-GAAP Net Loss Per Diluted Share	$(5.49)	$(7.73)	$(4.50)

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
Our contracts with customers may contain multiple promises to transfer products and services as described above. Determining whether products and services are considered distinct may require judgment.
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
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In making this assessment, we consider historical profitability, projected future taxable income, future reversals of existing taxable temporary differences, as well as feasible tax planning strategies in each jurisdiction. Based on our assessment, we have concluded that a full valuation allowance on our U.S. and certain foreign net deferred tax assets continues to be appropriate. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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

Overview of Results of Operations
The following table sets forth our results of operations for the periods shown (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	$681,849	$890,580	$1,183,383
Cost of revenue:
Cost of product revenue	534,304	693,043	825,927
Restructuring and other	5,188	—	4,551
Amortization of acquired intangible assets	—	1,166	2,812
Total cost of revenue	539,492	694,209	833,290
Gross profit	142,357	196,371	350,093
Operating expenses:
Research and development	93,283	143,526	165,222
Selling and marketing	138,828	199,304	290,073
General and administrative	(17,066)	104,100	113,590
Restructuring and other	28,719	8,155	9,042
Amortization of acquired intangible assets	1,543	5,366	12,549
Total operating expenses	245,307	460,451	590,476
Operating loss	(102,950)	(264,080)	(240,383)
Other expense, net	(42,190)	(28,975)	(21,300)
Loss before income taxes	(145,140)	(293,055)	(261,683)
Income tax expense	378	11,655	24,612
Net loss	$(145,518)	$(304,710)	$(286,295)

The following table sets forth our results of operations as a percentage of revenue for the periods shown:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	78.4	77.9	69.8
Restructuring and other	0.7	0.0	0.4
Amortization of acquired intangible assets	0.0	0.1	0.2
Total cost of revenue	79.1	78.0	70.4
Gross margin	20.9	22.0	29.6
Operating expenses:
Research and development	13.7	16.1	14.0
Selling and marketing	20.4	22.4	24.5
General and administrative	(2.5)	11.7	9.6
Restructuring and other	4.2	0.9	0.8
Amortization of acquired intangible assets	0.2	0.6	1.0
Total operating expenses	36.0	51.7	49.9
Operating loss	(15.1)	(29.7)	(20.3)
Other expense, net	(6.2)	(3.2)	(1.8)
Loss before income taxes	(21.3)	(32.9)	(22.1)
Income tax expense	0.0	1.3	2.1
Net loss	(21.3)%	(34.2)%	(24.2)%
Comparison of Years Ended December 28, 2024, December 30, 2023 and December 31, 2022
Revenue
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
The following table shows revenue for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Revenue	$681,849	$890,580	$1,183,383	$(208,731)	$(292,803)
Year ended December 28, 2024 as compared to the year ended December 30, 2023
Revenue decreased 23.4% to $681.8 million in fiscal 2024 from $890.6 million in fiscal 2023. Geographically, in fiscal 2024, domestic revenue decreased $95.8 million, or 22.4%, while international revenue decreased $112.9 million, or 24.4%, which primarily reflected a 27.7% decrease in Japan and 24.5% decrease in EMEA. The decrease in revenue also reflected a 18.8% decrease in total robots shipped, as well as a 5.6% decrease in gross average selling price driven by product mix as we are leveraging our new product launches to the entry market. The decrease in revenue and robots shipped during fiscal 2024 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and continuing aggressive competition in the market, which required additional promotional activities and pricing adjustments.

Year ended December 30, 2023 as compared to the year ended December 31, 2022
Revenue decreased 24.7% to $890.6 million in fiscal 2023 from $1,183.4 million in fiscal 2021. Geographically, in fiscal 2023, domestic revenue decreased $186.6 million, or 30.3%, while international revenue decreased $106.2 million, or 18.7%, which primarily reflected a 21.4% decrease in Japan and 10.8% decrease in EMEA. The decrease in revenue also reflected a 27.5% decrease in total robots shipped, offset by a 6.8% increase in gross average selling price driven by product mix to our premium robots for fiscal 2023, compared to fiscal 2022. The decrease in revenue and robots shipped during fiscal 2023 was impacted by lower orders from retailers and distributors largely resulting from a decline in consumer sentiment, and resultant spending, as well as increased pricing competition in the market.
Cost of Product Revenue
Cost of product revenue primarily consists of product cost, including costs of our contract manufacturers for production and component product costs, inbound and outbound freight, import duties, tariffs, logistics and fulfillment costs, manufacturing and tooling equipment depreciation, hosting costs, warranty cost and excess and obsolete inventory write-downs. In addition, we include other expenses associated with supply chain logistics including personnel-related expenses. We outsource the manufacture of our products to contract manufacturers in Southern China, Vietnam and Malaysia. During 2024, we continued efforts to scale manufacturing capacity in Vietnam and we expect substantially all of our robotic floorcare products for U.S. import to be produced by our contract manufacturers outside of China. In addition, because our purchase contracts with our contract manufacturers in China, Vietnam and Malaysia are typically denominated in U.S. dollars, changes in currency exchange rates may impact our suppliers and increase our prices.
The following table shows cost of product revenue for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Cost of product revenue	$534,304	$693,043	$825,927	$(158,739)	$(132,884)
As a percentage of revenue	78.4%	77.9%	69.8%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
Cost of product revenue decreased $158.7 million, or 22.9%, to $534.3 million in fiscal 2024, compared to $693.0 million in fiscal 2023. The decrease in cost was primarily driven by the 23.4% decrease in revenue and improved cost profile by new products launched in 2024 and cost reductions on existing products. The decrease was partially offset by adjustments for obsolete or excess inventory and losses on purchase commitments in fiscal 2024. During fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm. As a result, we recorded charges totaling $26.6 million during fiscal 2024, including a $11.8 million non-cash reserve for obsolete or excess component inventory and a $14.8 million charge for losses on non-cancelable purchase commitments with our contract manufacturers and suppliers.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Cost of product revenue decreased $132.9 million, or 16.1%, to $693.0 million in fiscal 2023, compared to $825.9 million in fiscal 2022. The decrease in cost was primarily driven by the 24.7% decrease in revenue and lower product costs and ocean freight costs on new inventory purchased and sold during fiscal 2023 as we saw improvements in the industry-wide supply chain environment post-pandemic. The lower costs were offset by higher rework costs on our fiscal 2022 on-hand inventory to fulfill orders in fiscal 2023 as we continued to focus on reducing inventory. During fiscal 2023, the cost was also impacted by higher losses related to purchase commitments with our contract manufacturers and higher excess and obsolete inventory write-downs. During fiscal 2022, we recorded a $11.7 million benefit to cost of product revenue related to tariffs expensed in fiscal 2021.

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
The following table shows gross profit for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Gross profit	$142,357	$196,371	$350,093	$(54,014)	$(153,722)
Gross margin	20.9%	22.0%	29.6%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
    Gross profit decreased $54.0 million, or 27.5%, to $142.4 million (20.9% of revenue) in fiscal 2024 from $196.4 million (22.0% of revenue) in fiscal 2023. Gross margin decreased 1.1 percentage points driven by continued increases in promotional and pricing activities, lower leverage on our fixed costs due to decreased revenue, as well as charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancelable purchase commitments during fiscal 2024. The decrease in gross margin is partially offset by lower product costs from the improved cost profile of new products launched in 2024 and cost reductions on existing products as well as reduced people-related costs as a result of the restructuring activities during fiscal 2024. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Gross profit decreased $153.7 million, or 43.9%, to $196.4 million (22.0% of revenue) in fiscal 2023 from $350.1 million (29.6% of revenue) in fiscal 2022. Gross margin decreased 7.6 percentage points driven by continued increases in promotional and pricing activities, lower leverage on our fixed costs, higher rework costs on our on-hand inventory to fulfill orders as we continued to focus on reducing our inventory from fiscal 2022. The gross margin was also negatively impacted by higher losses related to purchase commitments with our contract manufacturers and higher excess and obsolete inventory write-downs during the year. In addition, during the first quarter of 2022, we recognized an $11.7 million benefit from tariff refunds. The decrease in gross margin is partially offset by lower product costs and ocean freight costs on new inventory purchased and sold during this fiscal year as we have seen improvements in the industry-wide supply chain environment post-pandemic, favorable impact from improved channel mix to our direct-to-consumer channel, as well as reduced people-related costs as a result of the restructuring activities.
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

The following table shows research and development costs for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Research and development	$93,283	$143,526	$165,222	$(50,243)	$(21,696)
As a percentage of revenue	13.7%	16.1%	14.0%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
    Research and development expenses decreased $50.2 million, or 35.0%, to $93.3 million (13.7% of revenue) in fiscal 2024 from $143.5 million (16.1% of revenue) in fiscal 2023. This decrease was primarily due to a $38.7 million decrease in people-related costs and a $6.3 million decrease related to stock-based compensation associated with lower headcount resulting from the 2024 operating restructuring plan, as well as a $8.7 million decrease in program-related costs in fiscal 2024. During fiscal 2023, we reversed $1.8 million of costs for retention bonuses associated with the Merger and $1.5 million costs in short-term incentive compensation due to underperformance in fiscal 2023, both of which partially offset the decreases.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Research and development expenses decreased $21.7 million, or 13.1%, to $143.5 million (16.1% of revenue) in fiscal 2023 from $165.2 million (14.0% of revenue) in fiscal 2022. This decrease was primarily due to a $11.2 million decrease in people-related costs associated with lower headcount, a $6.4 million decrease in program-related costs, a $3.7 million decrease in retention bonuses associated with the Merger and a $1.8 million decrease in short-term incentive compensation cost due to underperformance in fiscal 2023. These decreases are partially offset by a $1.9 million increase related to stock-based compensation.
Selling and Marketing
    Our selling and marketing expenses consist primarily of:
•salaries and related costs for sales and marketing personnel;
•advertising, marketing and other brand-building costs;
•product display expenses;
•customer service costs; and
•technology subscription and cloud expenses.
On January 29, 2024, following the termination of the Merger Agreement, we announced the implementation of an operational restructuring plan to drive profitability. This announced plan included a reduction in workforce and is designed to target our selling and marketing expenditures to a level consistent with industry standards in the consumer products market by centralizing resources on more limited geographies and consolidate marketing efforts for efficiencies. Entering 2025, we continued to fund critical marketing, advertising and public relations efforts to build demand generation in ways that amplify the iRobot and applicable product brands, generate consumer interest in our products and perpetuate customer word-of-mouth to encourage repeat purchases by existing customers and inspire new customers to buy our products. Since we anticipate that market conditions will remain challenging into 2025, we plan to carefully align working media and other demand-generation activities.
The following table shows selling and marketing costs for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Selling and marketing	$138,828	$199,304	$290,073	$(60,476)	$(90,769)
As a percentage of revenue	20.4%	22.4%	24.5%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
Selling and marketing expenses decreased by $60.5 million, or 30.3%, to $138.8 million (20.4% of revenue) in fiscal 2024 from $199.3 million (22.4% of revenue) in fiscal 2023. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $45.3 million as well as a $11.6 million decrease in people-related costs associated with lower headcount.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
Selling and marketing expenses decreased by $90.8 million, or 31.3%, to $199.3 million (22.4% of revenue) in fiscal 2023 from $290.1 million (24.5% of revenue) in fiscal 2022. This decrease was primarily attributable to scaled back working media and other demand-generation activities totaling approximately $65.9 million as well as a $16.4 million decrease in people-related costs associated with lower headcount.
General and Administrative
    Our general and administrative expenses consist primarily of:
•salaries and related costs for executives and administrative personnel;
•professional services costs;
•information systems and infrastructure costs;
•travel and related costs;
•occupancy and other overhead costs;
•IP litigation related costs; and
•acquisition-related costs associated with the Merger, including termination fees, legal fees and retention bonuses.
The following table shows general and administrative costs for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
General and administrative	$(17,066)	$104,100	$113,590	$(121,166)	$(9,490)
As a percentage of revenue	(2.5)%	11.7%	9.6%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
General and administrative expenses decreased by $121.2 million, or 116.4%, to ($17.1) million ((2.5)% of revenue) in fiscal 2024 from $104.1 million (11.7% of revenue) in fiscal 2023. This decrease was driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions, a one-time benefit of $13.5 million related to the Litigation Settlement, and decreases of $7.6 million in people-related costs and $2.7 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan. The decrease is also attributable to $17.8 million of costs incurred in fiscal 2023 associated with the Merger which was terminated in January 2024.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
General and administrative expenses decreased by $9.5 million, or 8.4%, to $104.1 million (11.7% of revenue) in fiscal 2023 from $113.6 million (9.6% of revenue) in fiscal 2022. This decrease was driven by reductions of $4.5 million in people-related costs associated with lower headcount, $3.8 million in retention bonuses associated with the Merger, $3.5 million in intellectual property litigation costs, $2.0 million related to the allowance for credit losses as well as $1.0 million in short-term incentive compensation costs in fiscal 2023. During fiscal 2023 and 2022, we incurred $17.8 million and $15.3 million, respectively, in fees associated with the Merger which was terminated in January 2024.
Restructuring and Other

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Cost of revenue	$5,188	$—	$4,551	$5,188	$(4,551)
Operating expense	28,719	8,155	9,042	20,564	(887)
Total Restructuring and other	$33,907	$8,155	$13,593	$25,752	$(5,438)
As a percentage of revenue	5.0%	0.9%	1.1%
Year ended December 28, 2024 as compared to the year ended December 30, 2023
Restructuring and other expenses increased $25.8 million, or 315.8%, to $33.9 million (5.0% of revenue) in fiscal 2024 from $8.2 million (0.9% of revenue) in fiscal 2023. The increase was driven by the 2024 operational restructuring plan which began in March 2024 and includes $22.2 million of severance-related costs as well as other restructuring costs of $11.7 million, $9.4 million of which was associated with the write-offs and material liabilities related to our core floorcare business. In addition, we recorded CEO transition costs totaling $0.8 million, $2.1 million of which related to CEO search fees and cash compensation charges associated with the transition-related agreements with Colin Angle and Glen D. Weinstein, offset by modification adjustments of ($1.2) million related to their stock-based awards. The $8.2 million of restructuring and other expenses during fiscal 2023 was related to our previous restructuring plan initiated in February 2023.

Year ended December 30, 2023 as compared to the year ended December 31, 2022
Restructuring and other expenses decreased $5.4 million, or 40.0%, to $8.2 million (0.9% of revenue) in fiscal 2023 from $13.6 million (1.1% of revenue) in fiscal 2022. The $8.2 million of restructuring and other expenses during fiscal 2023 was driven by the 2023 operational restructuring plan which began in February 2023 and included $4.0 million in asset write offs and impairment related to the plan to sublease portions of our headquarters in Bedford with the intent to reduce our global office footprint ("Facility restructuring"), as well as $3.6 million of severance-related costs. The $13.6 million of restructuring and other expenses during fiscal 2022 was related to $6.1 million in severance from the August 2022 restructuring, $4.0 million related to consolidation of warehouses and $3.4 million in asset write off and impairment related to the Facility restructuring plan.
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
The following table shows total amortization expense for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Cost of revenue	$—	$1,166	$2,812	$(1,166)	$(1,646)
Operating expense	1,543	5,366	12,549	(3,823)	(7,183)
Total amortization expense	$1,543	$6,532	$15,361	$(4,989)	$(8,829)
As a percentage of revenue	0.2%	0.7%	1.3%
Amortization of acquired intangible assets during fiscal 2024 was primarily related to accelerated amortization on acquired intangible assets. Amortization of acquired intangible assets during fiscal 2023 and 2022 were primarily related to $4.9 million and $11.1 million, respectively, of recorded impairment loss on acquired intangible assets associated with the acquisition of Aeris Cleantec AG.

Other expense, net
Other expense, net includes interest income, interest expense, foreign currency gains (losses) as well as gains (losses) from strategic investments, debt issuance costs, and adjustments related to the change in fair value of debt. Other expense, net during fiscal 2024, 2023 and 2022 consists of the following (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Interest income	$7,926	$5,615	$1,408
Interest expense	(21,487)	(12,857)	(1,875)
Changes in fair value of Term Loan	(24,557)	(5,904)	—
Debt issuance costs	(583)	(11,837)	—
Loss on strategic investments	(370)	(3,910)	(19,718)
Other	(3,119)	(82)	(1,115)
Total other expense, net	$(42,190)	$(28,975)	$(21,300)
As a percentage of revenue	(6.2)%	(3.2)%	(1.8)%
In connection with the Term Loan issued in July 2023, we incurred $0.6 million and $11.8 million of debt issuance costs, and $24.6 million and $5.9 million of non-cash charges due to change in fair value of our Term Loan, respectively, during fiscal 2024 and 2023. We also incurred cash interest expense during fiscal 2024 and 2023, which are partially offset by interest income due to higher yields on our cash and cash equivalents. In fiscal 2022, other expense included a net loss of $19.7 million from our strategic investments.
Income Tax Provision
The following table shows income tax provision for fiscal 2024, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022	$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
Income tax provision	$378	$11,655	$24,612	$(11,277)	$(12,957)
As a percentage of pre-tax income	(0.3)%	(4.0)%	(9.4)%

Year ended December 28, 2024 as compared to the year ended December 30, 2023
We recorded an income tax provision of $0.4 million and $11.7 million for fiscal 2024 and fiscal 2023, respectively. The $0.4 million income tax provision for fiscal 2024 resulted in an effective income tax rate of (0.3)%. The $11.7 million income tax provision for fiscal 2023 resulted in an effective income tax rate of (4.0)%.
Our effective income tax rate of (0.3)% for fiscal 2024 differed from the federal statutory tax rate of 21% primarily due to the recording of a full valuation allowance against our U.S. and certain foreign deferred tax assets. We have assessed, on a jurisdictional basis, the realization of our net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have concluded that a valuation allowance on our U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
Year ended December 30, 2023 as compared to the year ended December 31, 2022
We recorded an income tax provision of $11.7 million and $24.6 million for fiscal 2023 and fiscal 2022, respectively. The $11.7 million income tax provision for fiscal 2023 resulted in an effective tax rate of (4.0)%. The $24.6 million income tax provision for fiscal 2022 resulted in an effective income tax rate of (9.4)%.
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
Liquidity and Capital Resources
At December 28, 2024, our cash and cash equivalents were $134.3 million. We also had $3.6 million in restricted cash, $2.4 million of which is used for collateral for our credit card program and to secure outstanding letters of credit and is included in other assets on the consolidated balance sheets. As part of the Termination Agreement and receipt of the Parent Termination Fee, $40.0 million of the fee was set aside as restricted cash to be used for future repayment of the Term Loan subject to our limited rights to utilize such amounts for the purchase of inventory during the third quarters of 2024 and 2025. During the third quarter of 2024, we elected to draw down $40.0 million of the restricted cash. See Note 10, Debt, for additional information. Our working capital, which represents our total current assets less total current liabilities, was $70.3 million as of December 28, 2024, compared to $178.3 million as of December 30, 2023. Cash and cash equivalents held by our foreign subsidiaries totaled $18.4 million as of December 28, 2024. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of December 28, 2024.
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
We manufacture and distribute our products through contract manufacturers and third-party logistics providers. We believe this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. By leasing our office facilities, we also minimize the cash needed for expansion, and only invest periodically in leasehold improvements a portion of which is often reimbursed by the landlords of these facilities. Accordingly, our capital spending is generally limited to leasehold improvements, business applications software and computer and equipment. With the shift to the new contract manufacturing paradigm in 2024, we are spending significantly less on tooling and machinery than in previous periods. During the fiscal years ended December 28, 2024 and December 30, 2023, we spent $0.1 million and $2.9 million, respectively, on capital expenditures.
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Southern China, Vietnam and Malaysia to our customers or, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash used in operating activities
Year ended December 28, 2024
Net cash used in our operations for the fiscal year ended December 28, 2024 was $33.2 million, of which the principal components were our net loss of $145.5 million, partially offset by the non-cash charges of $78.6 million and the cash inflow of $33.7 million from change in working capital. The change in working capital was driven by net cash inflows of $59.0 million from inventory, $27.1 million from accounts receivable and $22.0 million from other assets, partially offset by net cash outflow of $74.4 million from accounts payable and accrued expenses and other liabilities. During fiscal 2024, the net cash used in operating activities benefited from the one-time receipts of the Parent Termination Fee, net of professional fees paid of $75.2 million, as a result of the termination of the Merger Agreement, and the $13.5 million related to the Litigation Settlement.
Year ended December 30, 2023
Net cash used in our operations for the fiscal year ended December 30, 2023 was $114.8 million, of which the principal components were our net loss of $304.7 million, partially offset by the non-cash charges of $85.7 million and the cash inflow of $104.2 million from changes in working capital. The change in working capital was driven by the reduction in inventory. During 2023, we continued to carefully manage our inventory to a level that better aligns with current run rates and seasonality of our business reducing days in inventory from 95 days at end of fiscal 2022 to 56 days at the end of fiscal 2023. As of December 30, 2023, our inventory balance was $152.5 million, a reduction of $132.8 million from the end of fiscal 2022.
Cash used in investing activities
Year ended December 28, 2024
Net cash used in investing activities for the fiscal year ended December 28, 2024 was $0.3 million and related to the purchase of computers and software and the purchase of investments.
Year ended December 30, 2023
Net cash used in investing activities for the fiscal year ended December 30, 2023 was $3.1 million, primarily related to the purchase of machinery and tooling for new products.
Cash (used in) provided by financing activities
Year ended December 28, 2024
Net cash used in financing activities for the fiscal year ended December 28, 2024 was $16.7 million, primarily related to the $34.9 million repayment of the Term Loan as a result of the termination of the Merger Agreement. During fiscal 2024, we sold an aggregate of 1.9 million shares under the ATM Agreement and received net proceeds of $19.3 million.
Year ended December 30, 2023
Net cash provided by financing activities for the fiscal year ended December 30, 2023 was $185.4 million, primarily related to proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs.
Debt
Term Loan
On July 24, 2023, we entered into a Credit Agreement (the "Credit Agreement") by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). During fiscal 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 10 to our consolidated financial statements.
Lines of Credit
As of December 28, 2024, we had letters of credit outstanding of $1.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 28, 2024, we had no outstanding balance under the guarantee line of credit.
ATM Equity Offering
In February 2024, we entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which we may offer and sell, from time to time, at our option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. Under the ATM Agreement, shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During fiscal 2024, we sold an aggregate of 1.9 million shares under the ATM Agreement and received net proceeds of $19.3 million. The issuance costs incurred in connection with the offering were $1.1 million during the twelve months ended December 28, 2024. As of December 28, 2024, $79.6 million remained available for further sale under the ATM Agreement. As of the date of filing this annual report on Form 10-K, we have suspended any sales of our common stock pursuant to the ATM Agreement unless and until we file a new shelf registration statement on Form S-3 with the Securities and Exchange Commission.
Liquidity Risks and Uncertainties
After a surge in demand of robotic floorcare products during the pandemic, the segment experienced notable shifts driven by changes in consumer behavior and macro-economic factors. Since 2022, we faced declining revenue due to weaker demand from a decline in consumer sentiment, increased pricing competition in the market, and economic pressures resulting in significant operating losses and negative cash flows from operations. Total operating loss was $264.1 million in fiscal 2023 and $240.4 million in fiscal 2022. On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement. In response to declining sales and the termination of the Merger Agreement, we effected leadership changes and announced a restructuring plan designed to significantly reduce operating expenses, improve gross margin and reduce cash used in operations.
As part of the 2024 restructuring plan, we commenced and completed an overall workforce reduction of approximately 440 employees, which represented 40% of our global workforce as of December 30, 2023. In addition to the reduction of our headcount, we exited several smaller offices during fiscal 2024 and signed an additional sublease agreement during fiscal 2024 to sublease a portion of our headquarters. During fiscal 2024, we also scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and engaged in minimal new hiring. These actions, along with the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to an intellectual property litigation settlement, resulted in a reduction of $215.1 million in operating expense during fiscal 2024. Total operating loss was reduced by $161.1 million to $103.0 million in fiscal 2024 despite revenue decline of 23%.
Inventory has consumed a significant amount of cash and we continue to manage our inventory level carefully to ensure efficiency in our working capital. As of December 28, 2024, our inventory totaled $76.0 million, compared with $152.5 million a year ago. We plan to continue to carefully manage our inventory to a level that aligns with near-term revenue expectations and the seasonality of the business. As of December 28, 2024, our cash and cash equivalents totaled $134.3 million, compared with $185.1 million a year ago. During the third quarter of fiscal 2024, we elected to draw down $40.0 million of the restricted cash to purchase inventory.
As of December 28, 2024, we have an outstanding term loan of $200.6 million under the fair value accounting. The Term Loan matures on July 24, 2026 and bears interest and a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. The Credit Agreement contains a financial covenant that we will not permit our consolidated core assets (comprising cash, accounts receivable and inventory), measured on the last day of each fiscal month, to be less than $200.0 million. As of December 28, 2024, we were in compliance with the covenants under the Term Loan.
On March 11, 2025, we announced the largest product launch in our history. The new products are expected to be margin-accretive due to lower product costs as compared to our legacy products and should begin to support year-over-year revenue growth. We plan to leverage that top-line growth with our lower cost structure to drive improved profitability, achieve gross-margin expansion and improved cash flow from operations in fiscal 2025.
Management has considered and assessed our ability to continue as a going concern for the next 12 months from the date of issuance of the consolidated financial statements. Management's assessment includes the preparation of cash flow forecasts considering the annualized savings from the completed restructuring actions and improved cash flow from operations driven by the new product launch in March 2025. While management's cash flow forecast shows sufficient cash and core assets to allow us to maintain our debt covenant compliance, as well as our liquidity and operations in the ordinary course for at least 12 months from the issuance of these financial statements, the forecast depends heavily on the assumption of a successful new product launch in 2025 achieving topline growth and improved profitability.
There can be no assurance that the new product launches will be successful due to potential factors, including, but not limited to: continued reduced demand for our products due to consumer sentiment or competition; challenging macroeconomic conditions that further constrain consumer demand; uncertainties surrounding tariff policy imposed by the administration; and we may continue to experience adverse impacts to revenue and profitability. Given these uncertainties and the implication they may have on the projected cash flow, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
As a result, the auditor report on the consolidated financial statements for the year ended December 28, 2024 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, resulting in breach of the Going Concern Covenant. On March 11, 2025, we entered into Amendment No. 1 to our Credit Agreement. Pursuant to Amendment No. 1, the Agent waived, until May 6, 2025, any event of default under our Credit Agreement arising out of our non-compliance with covenants relating to (1) the Going Concern Covenant and (2) the Minimum Core Assets Covenant. In connection with the Amendment No. 1, we returned the $40.0 million withdrawn from restricted cash during the third quarter of 2024 to the restricted account.
Our Board of Directors has initiated a formal strategic review to evaluate a broad range of alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations
We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under the Term Loan, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services. The following table describes our commitments to settle contractual obligations in cash as of December 28, 2024 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Payments on Term Loan (1)	$19,980	$248,344	$—	$—	$268,324
Operating leases (2)	4,835	9,073	8,887	1,551	24,346
Minimum contractual payments	15,167	6,000	125	—	21,292
Inventory-related purchase obligations (3)	25,686	—	—	—	25,686
Other obligations	991	—	—	—	991
Total	$66,659	$263,417	$9,012	$1,551	$340,639
(1)Payments in Less than 1 Year represent cash interest using an effective cash interest rate of 10.99% per annum as of January 31, 2025. Payments in 1 to 3 Years represent principal and estimated minimum guaranteed return on Term Loan using 1.7x. Amounts exclude approximately $3.6 million in fees payable (representing 2.0% of the aggregate principal amount of Term Loan outstanding) to the Lenders in connection with Amendment No. 1, which will be paid in kind via an increase of the outstanding principal amount of the Term Loan.
(2)Operating leases obligations include cash inflows from existing contractual facility subleases through April 2030 as of December 28, 2024.
(3)Includes estimated obligations under purchase orders related to inventory. Excludes purchase orders that can be cancelled without penalty.
As of December 28, 2024, we had outstanding purchase orders aggregating approximately $126.1 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $61.7 million related to inventory purchases at our contract manufacturers, of which $25.7 million are not cancellable without penalty.
We utilize contract manufacturers to build our products and some of our accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, we enter into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow us the option to cancel, reschedule and/or adjust the supply requirements based on our business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our contract manufacturers and/or suppliers for the cost of the excess components purchased by our contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During fiscal 2024, we finalized our 2025 product roadmap as part our transition to a new contract manufacturing paradigm. As a result, we evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers and recorded charges totaling $26.6 million in cost of product revenue in fiscal 2024. These charges included a $11.8 million non-cash reserve for obsolete or excess component inventory and a $14.8 million charge for losses on non-cancellable purchase commitments. The loss on purchase commitments is included in accrued expenses on the consolidated balance sheets.
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
We historically entered into derivative instruments that were designated as cash flow hedges to reduce our exposure to foreign currency exchange risk in sales. These contracts had a maturity of three years or less. As of December 30, 2023, we had outstanding cash flow hedges with a total notional value of $114.4 million. We do not currently use foreign exchange contracts or derivatives that are designated as cash flow hedges to hedge any foreign currency exposures for accounting purposes.
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of approximately one month. At December 28, 2024 and December 30, 2023, we had outstanding economic hedges with a total notional value of $28.1 million and $252.0 million, respectively.
Based on transactions denominated in currencies other than the U.S. dollar as of December 28, 2024, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $24 million for the twelve months ended December 28, 2024.
Interest Rate Sensitivity
The interest expense on the Term Loan will generally fluctuate with movements of interest rates. To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.
At December 28, 2024, we had unrestricted cash and cash equivalents of $134.3 million. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means a change in prevailing interest rates may cause the fair market value of the investment to fluctuate. To minimize this risk in the future, we have the ability to invest in a variety of securities including, commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 28, 2024, all of our cash and cash equivalents were held in demand deposits and money market funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iROBOT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRobot Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of iRobot Corporation and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Product Returns
As described in Notes 2 and 3 to the consolidated financial statements, the Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and management's expectation of future returns. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 28, 2024, the Company had reserves for product returns of $14.6 million.
The principal considerations for our determination that performing procedures relating to the allowance for product returns is a critical audit matter are (i) the significant judgment by management in developing the allowance for product returns related to management's expectation of future returns; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the allowance for product returns and management's expectation of future returns.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the estimation of the allowance for product returns. These procedures also included, among others (i) testing management's process for developing the allowance for product returns, (ii) evaluating the appropriateness of management's approach to calculate the allowance for product returns, (iii) testing the completeness and accuracy of underlying historical sales and returns data used by management to develop the allowance for product returns, and (iv) evaluating the reasonableness of management's expectation of future returns based on historical experience by customer by product.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 2025

We have served as the Company's auditor since 1999.

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$134,303	$185,121
Restricted cash	1,259	—
Accounts receivable, net	49,865	79,387
Inventory	76,029	152,469
Other current assets	27,046	48,513
Total current assets	288,502	465,490
Property and equipment, net	15,835	40,395
Operating lease right-of-use assets	14,322	19,642
Deferred tax assets	9,817	8,512
Goodwill	167,288	175,105
Intangible assets, net	3,212	5,044
Other assets	17,161	19,510
Total assets	$516,137	$733,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,367	$178,318
Accrued expenses	100,597	97,999
Deferred revenue and customer advances	11,280	10,830
Total current liabilities	218,244	287,147
Term loan	200,604	201,501
Operating lease liabilities	21,598	27,609
Other long-term liabilities	14,452	20,954
Total long-term liabilities	236,654	250,064
Total liabilities	454,898	537,211
Commitments and contingencies (Note 14)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 30,629 and 27,964 shares issued and outstanding, respectively	306	280
Additional paid-in capital	333,188	290,755
Accumulated deficit	(250,813)	(105,295)
Accumulated other comprehensive (loss) income	(21,442)	10,747
Total stockholders' equity	61,239	196,487
Total liabilities and stockholders' equity	$516,137	$733,698
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	$681,849	$890,580	$1,183,383
Cost of revenue:
Cost of product revenue	534,304	693,043	825,927
Restructuring and other	5,188	—	4,551
Amortization of acquired intangible assets	—	1,166	2,812
Total cost of revenue	539,492	694,209	833,290
Gross profit	142,357	196,371	350,093
Operating expenses:
Research and development	93,283	143,526	165,222
Selling and marketing	138,828	199,304	290,073
General and administrative	(17,066)	104,100	113,590
Restructuring and other	28,719	8,155	9,042
Amortization of acquired intangible assets	1,543	5,366	12,549
Total operating expenses	245,307	460,451	590,476
Operating loss	(102,950)	(264,080)	(240,383)
Other expense, net	(42,190)	(28,975)	(21,300)
Loss before income taxes	(145,140)	(293,055)	(261,683)
Income tax expense	378	11,655	24,612
Net loss	$(145,518)	$(304,710)	$(286,295)
Net loss per share:
Basic	$(4.92)	$(11.01)	$(10.52)
Diluted	$(4.92)	$(11.01)	$(10.52)
Number of shares used in per share calculations:
Basic	29,600	27,676	27,214
Diluted	29,600	27,676	27,214
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net loss	$(145,518)	$(304,710)	$(286,295)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	(10,490)	9,210	(5,853)
Net unrealized gains on cash flow hedges	3,213	2,978	39,578
Net gains on cash flow hedge reclassified into earnings	(15,419)	(24,373)	(23,286)
Change in fair value of term loan due to instrument-specific credit risk	(9,493)	4,403	—
Total comprehensive loss	$(177,707)	$(312,492)	$(275,856)
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Stockholders' Equity
	Shares	Value
Balance at January 1, 2022	27,006	$270	$222,653	$485,710	$8,090	$716,723
Issuance of common stock under employee stock plans	126	1	4,718			4,719
Vesting of restricted stock units	321	3	(3)			—
Stock-based compensation			31,905			31,905
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(30)	—	(1,775)			(1,775)
Other comprehensive income					10,439	10,439
Net loss				(286,295)		(286,295)
Balance at December 31, 2022	27,423	$274	$257,498	$199,415	$18,529	$475,716
Issuance of common stock under employee stock plans	9	—	9			9
Vesting of restricted stock units	601	6	(6)			—
Stock-based compensation			36,056			36,056
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(69)	—	(2,802)			(2,802)
Other comprehensive loss					(7,782)	(7,782)
Net loss				(304,710)		(304,710)
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
Vesting of restricted stock units	819	8	(8)			—
Stock-based compensation			24,476			24,476
CEO transition costs related to stock-based awards			(807)			(807)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(51)	(1)	(506)			(507)
Issuance of common stock, net of issuance costs	1,897	19	19,278			19,297
Other comprehensive loss					(32,189)	(32,189)
Net loss				(145,518)		(145,518)
Balance at December 28, 2024	30,629	$306	$333,188	$(250,813)	$(21,442)	$61,239
See accompanying Notes to Consolidated Financial Statements

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(145,518)	$(304,710)	$(286,295)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation and amortization	21,667	32,791	47,869
Loss on equity investment	370	3,910	19,718
Stock-based compensation	24,476	36,056	31,905
Provision for inventory excess and obsolescence	13,489	6,378	2,888
Change in fair value of term loan	24,557	5,904	—
Debt issuance costs expensed under fair value option	583	11,837	—
Deferred income taxes, net	(2,391)	6,563	18,799
Other	(4,140)	(17,694)	(1,003)
Changes in operating assets and liabilities — (use) source, excluding effects of acquisition
Accounts receivable	27,122	(11,748)	94,750
Inventory	58,952	119,332	46,511
Other assets	21,966	13,941	52,029
Accounts payable	(70,970)	(4,604)	(73,598)
Accrued expenses and other liabilities	(3,385)	(12,749)	(43,594)
Net cash used in operating activities	(33,222)	(114,793)	(90,021)
Cash flows from investing activities:
Additions of property and equipment	(118)	(2,862)	(12,325)
Purchase of investments	(136)	(233)	(3,150)
Sales and maturities of investments	—	—	17,723
Net cash (used in) provided by investing activities	(254)	(3,095)	2,248
Cash flows from financing activities:
Proceeds from employee stock plans	—	9	4,719
Income tax withholding payment associated with restricted stock vesting	(507)	(2,802)	(1,775)
Proceeds from issuance of common stock, net of issuance costs	19,297	—	—
Repayment of term loan	(34,947)	—	—
Proceeds from term loan	—	200,000	—
Payment of debt issuance costs	(583)	(11,837)	—
Net cash (used in) provided by financing activities	(16,740)	185,370	2,944
Effect of exchange rate changes on cash, cash equivalents and restricted cash	280	2,456	1,321
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,936)	69,938	(83,508)
Cash, cash equivalents and restricted cash at beginning of period	187,887	117,949	201,457
Cash, cash equivalents and restricted cash, at end of period	$137,951	$187,887	$117,949
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$—	$6,117	$8,489
Cash paid for interest	$22,386	$6,522	$1,714

Cash, cash equivalents and restricted cash, at end of period
Cash and cash equivalents	$134,303	$185,121	$117,949
Restricted cash	1,259	—	—
Restricted cash, current (included in other current assets)	—	1,000	—
Restricted cash, non-current (included in other assets)	2,389	1,766	—
Cash, cash equivalents and restricted cash, at end of period	$137,951	$187,887	$117,949
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
Termination of Merger Agreement
As previously disclosed, on August 4, 2022, the Company entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Amazon.com, Inc., a Delaware corporation ("Parent" or "Amazon"), and Martin Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Amazon ("Merger Sub"), providing for, among other things, the merger of Merger Sub with and into iRobot, with the Company surviving the merger as a wholly owned subsidiary of Parent (the "Merger", and, together with the other transactions contemplated by the Merger Agreement (as defined below), (the "Transactions"). On July 24, 2023, iRobot, Amazon and Merger Sub entered into an amendment to the Original Merger Agreement (the "Amendment", and the Original Merger Agreement, as amended and supplemented by the Amendment, the "Merger Agreement"). The Amendment adjusted the merger consideration to reflect the incurrence of the Term Loan (see Note 10, Debt, for additional information).
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by the Company's board of directors ("Board"). In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement (as defined below), the Company applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory. See Note 10, Debt, for additional information. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in general and administrative expenses on the consolidated statements of operations.

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
For the Company's subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenues and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders' equity.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company's fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. As used in the Annual Report on Form 10-K, "fiscal 2024" refers to the 52-week fiscal year ending December 28, 2024, "fiscal 2023" refers to the 52-week fiscal year ended December 30, 2023, and "fiscal 2022" refers to the 52-week fiscal year ended December 31, 2022.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Risks and Uncertainties
After a surge in demand of robotic floorcare products during the pandemic, the segment experienced notable shifts driven by changes in consumer behavior and macro-economic factors. Since 2022, the Company faced declining revenue due to weaker demand from a decline in consumer sentiment, increased pricing competition in the market, and economic pressures resulting in significant operating losses and negative cash flows from operations. Total operating loss was $264.1 million in fiscal 2023 and $240.4 million in fiscal 2022. On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement. In response to declining sales and the termination of the Merger Agreement, iRobot effected leadership changes and announced a restructuring plan designed to significantly reduce operating expenses, improve gross margin and reduce cash used in operations.
As part of the 2024 restructuring plan, the Company commenced and completed an overall workforce reduction of approximately 440 employees, which represented 40% of its global workforce as of December 30, 2023. In addition to the reduction of its headcount, the Company exited several smaller offices during fiscal 2024 and signed an additional sublease agreement during fiscal 2024 to sublease a portion of its headquarters. During fiscal 2024, the Company also scaled back working media and other demand-generation activities, limited investment in non-robotic product categories and engaged in minimal new hiring. These actions, along with the one-time benefits of $75.2 million related to the Parent Termination Fee and $13.5 million related to an intellectual property litigation settlement, resulted in a reduction of $215.1 million in operating expense during fiscal 2024. Total operating loss was reduced by $161.1 million to $103.0 million in fiscal 2024 despite revenue decline of 23%.
Inventory has consumed a significant amount of cash and the Company continues to manage its inventory level carefully to ensure efficiency in its working capital. As of December 28, 2024, the Company's inventory totaled $76.0 million, compared with $152.5 million a year ago. The Company plans to continue to carefully manage its inventory to a level that aligns with near-term revenue expectations and the seasonality of the business. As of December 28, 2024, the Company's cash and cash equivalents totaled $134.3 million, compared with $185.1 million a year ago. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash to purchase inventory.
As of December 28, 2024, the Company has an outstanding term loan of $200.6 million under the fair value accounting. The Term Loan matures on July 24, 2026 and bears interest and a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. The Credit Agreement contains a financial covenant that the Company will not permit its consolidated core assets (comprising cash, accounts receivable and inventory), measured on the last day of each fiscal month, to be less than $200.0 million. As of December 28, 2024, the Company was in compliance with the covenants under the Term Loan.
On March 11, 2025, the Company announced the largest product launch in iRobot's history. The new products are expected to be margin-accretive due to lower product costs as compared to its legacy products and should begin to support year-over-year revenue growth. The Company plans to leverage that top-line growth with its lower cost structure to drive improved profitability, achieve gross-margin expansion and improved cash flow from operations in fiscal 2025.
Management has considered and assessed its ability to continue as a going concern for the next 12 months from the date of issuance of the consolidated financial statements. Management's assessment includes the preparation of cash flow forecasts considering the annualized savings from the completed restructuring actions and improved cash flow from operations driven by the new product launch in March 2025. While management's cash flow forecast shows sufficient cash and core assets to allow it to maintain its debt covenant compliance, as well as its liquidity and operations in the ordinary course for at least 12 months from the issuance of these financial statements, the forecast depends heavily on the assumption of a successful new product launch in 2025 achieving topline growth and improved profitability.
There can be no assurance that the new product launches will be successful due to potential factors, including, but not limited to: continued reduced demand for its products due to consumer sentiment or competition; challenging macroeconomic conditions that further constrain consumer demand; uncertainties surrounding tariff policy imposed by the new Presidential administration; and the Company may continue to experience adverse impacts to revenue and profitability. Given these uncertainties and the implication they may have on the projected cash flow, there is substantial doubt about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
As a result, the auditor report on the consolidated financial statements for the year ended December 28, 2024 includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, resulting in breach of the Going Concern Covenant (as defined below). On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement. Pursuant to Amendment No. 1, the Agent (as defined below) waived, until May 6, 2025, any event of default under the Credit Agreement arising out of the Company's non-compliance with covenants relating to (1) the Going

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concern Covenant and (2) the Minimum Core Assets Covenant (as defined below). In connection with the Amendment No. 1, the Company returned the $40.0 million withdrawn from restricted cash during the third quarter of 2024 to the restricted account.
The iRobot Board of Directors has initiated a formal strategic review to evaluate a broad range of alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing the Company's debt. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses. These estimates and judgments, include but are not limited to, revenue recognition, including variable consideration and other obligations such as sales incentives and product returns; impairment of goodwill and long-lived assets; valuation of non-marketable equity investments; valuation of debt; valuation of performance-based awards with market conditions; inventory excess and obsolescence; loss on purchase commitments; loss contingencies; and accounting for income taxes and related valuation allowances. The Company bases its estimates and assumptions on historical experience, market participant fair value considerations, projected future cash flows, current economic conditions, and various other factors that the Company believes are reasonable under the circumstances. Actual results and outcomes may differ from the Company's estimates and assumptions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal market risk. At December 28, 2024 and December 30, 2023, cash and cash equivalents totaled $134.3 million and $185.1 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
The Company's restricted cash balances totaled $3.6 million as of December 28, 2024, $2.4 million of which is used as collateral for the Company's credit card program and to secure outstanding letters of credit and is included in other assets on the consolidated balance sheets. As part of the Termination Agreement and receipt of the Parent Termination Fee, $40.0 million of the fee was set aside in a restricted account to be used for future repayment of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory during the third quarters of 2024 and 2025. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash. See Note 10, Debt, for additional information.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. As of December 28, 2024 and December 30, 2023, the Company had an allowance for credit losses of $3.0 million and $2.7 million, respectively. Bad debt expense recorded in general and administrative expenses in the consolidated statements of operations during fiscal 2024, 2023 and 2022 was immaterial.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to accounts receivable allowances was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Allowance for product returns
Balance at beginning of period	$24,650	$49,151	$56,839
Provision	29,902	25,948	41,969
Deduction	(39,950)	(50,449)	(49,657)
Balance at end of period	$14,602	$24,650	$49,151

Allowance for other credits and incentives
Balance at beginning of period	$95,340	$106,519	$101,606
Provision	194,277	262,230	269,187
Deduction	(225,344)	(273,409)	(264,274)
Balance at end of period	$64,273	$95,340	$106,519
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand including consideration of product life cycle status, product development plans and current sales levels. Inventory write-downs and losses on purchase commitments are recorded in cost of product revenue. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of product revenue and have not been significant for the periods presented.
During the second quarter of fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers and suppliers, and recorded charges in cost of product revenue of $18.4 million and $8.2 million during the second and fourth quarters of fiscal 2024, respectively. The $18.4 million charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancellable purchase commitments. The $8.2 million charge was recorded due to a decrease in supply plan from the second quarter and included a $1.5 million non-cash reserve for obsolete or excess component inventory and a $6.7 million charge for losses on non-cancellable purchase commitments. During fiscal 2024, 2023 and 2022, the Company recorded adjustments totaling $13.5 million, $6.4 million and $2.9 million, respectively, for obsolete or excess inventory.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalization of Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations. During fiscal 2024 and 2023, the Company recorded amortization expenses of $1.9 million and $2.2 million, respectively, for these implementation costs. Capitalized costs were $3.0 million and $5.0 million as of December 28, 2024 and December 30, 2023, respectively, and are reported as a component of other assets on the Company's consolidated balance sheets.
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
The impairment assessment of goodwill and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. There was no impairment of goodwill during fiscal 2024, 2023 and 2022. During the first quarter of 2024, the Company identified a triggering event as a result of the termination of the Merger Agreement. The Company performed a quantitative assessment of goodwill using the market capitalization approach and a discounted cash flow analysis. The discounted cash flow analysis involved significant estimates and assumptions such as discount rate, projected future revenues, projected future operating margins and terminal growth rates. The Company concluded that the fair value exceeded the carrying value at the triggering event date, which resulted in no impairment of goodwill. The Company also performed its annual goodwill impairment analysis on October 5, 2024 by completing a quantitative assessment using the market capitalization approach and concluded that there was no impairment.
The Company also performed an impairment assessment on its long-lived assets by comparing the carrying amount to the estimated future undiscounted cash flows, which were generally income from sublease arrangements, cash flows from projected future revenues, or the liquidation value. During fiscal 2024, 2023 and 2022, the Company incurred impairment charges of $0.9 million, $4.0 million and $3.4 million, respectively, related to the facility restructuring plan discussed within Note 4, Restructuring and Other Charges. During fiscal 2023, the Company recorded an impairment charge of $4.9 million related to the acquired intangible assets associated with the acquisition of Aeris Cleantec AG ("Aeris"), which is incremental to the impairment charge of $11.1 million recognized during fiscal 2022 on the acquired Aeris intangible assets.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. The Company recorded impairment charges of $0.4 million and $3.9 million in fiscal 2024 and 2023, respectively, related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At December 28, 2024 and December 30, 2023, the Company's equity securities without readily determinable fair values totaled $11.1 million and $11.4 million, respectively, and are included in other assets on the consolidated balance sheets.
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
Financial Instruments and Hedging Activities
The Company utilizes derivative instruments to partially offset its financial risks to foreign exchange risk. The Company does not engage in speculative hedging activity. Cash flow hedge amounts that are included in the assessment of hedge effectiveness are deferred in accumulated other comprehensive loss until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized as a component of net sales in the same period as the related revenue is recognized. Absent meeting these criteria, changes in fair value are recognized in other expense, net, in the consolidated statements of operations. The Company may also enter into non-designated foreign currency contracts to offset a portion of the foreign currency exchange gains and losses generated by the remeasurement of certain assets and liabilities denominated in non-functional currencies. Changes in fair value are recognized in other expense, net, in the consolidated statements of operations.
Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value. The fair value is established based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. These tiers include:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The Company issues equity incentive awards in the form of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). The fair value for RSUs is based on the closing share price of the Company's common stock on the date of grant. PSUs are aligned to specified performance targets such as financial metrics, the relative returns of the Company's common stock ("TSRs") or the volume weighted average price ("VWAP") during the performance period. The fair value of PSUs aligned to specified performance metrics is determined based on the number of units expected to vest upon achievement of the performance conditions. The fair value for PSUs aligned to the TSR and the VWAP is based on a Monte Carlo simulation model. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate.
Research and Development
Costs incurred in the research and development of the Company's products are expensed as incurred.
Advertising Expense
Advertising costs are expensed as incurred and included in selling and marketing expenses. During the years ended December 28, 2024, December 30, 2023 and December 31, 2022 advertising expense totaled $50.7 million, $87.7 million and $146.6 million, respectively.
Income Taxes
The Company accounts for its income taxes using the asset and liability method, under which the Company recognizes the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis using enacted tax rates in effect in the years in which those temporary differences are expected to be recovered or settled in each jurisdiction. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that the related benefits will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates all available evidence, both positive and negative, to assess whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset that exceeds the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance was maintained and or established in the U.S. and in certain foreign jurisdictions during fiscal 2024 and 2023. The Company expects to continue to record a valuation allowance against these assets until sufficient positive evidence exists to support its reversal. As of December 28, 2024 and December 30, 2023, the Company had a valuation allowance of $220.9 million and $178.6 million, respectively.
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
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable and cash and cash equivalents. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At December 28, 2024 and December 30, 2023, one customer accounted for 15.1% and 17.3%, respectively, of the Company's accounts receivable balance. For the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, there was one customer that accounted for 10% or more of total revenue, representing 22.2%, 24.0% and 22.6%, of the Company's total revenue, respectively.
The Company maintains its cash in bank deposit accounts and money market funds at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and management believes that the financial institutions that hold the Company's cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2024, the financial institutions that accounted for 10% or more of total cash and cash equivalents were as follows:

	December 28, 2024	December 30, 2023
Institution A	59%	58%
Institution B	20%	14%
Institution C	20%	14%
Institution D	*	14%
*Cash and cash equivalents were less than 10%
Concentration of Supplier
The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. For the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, approximately 67%, 79% and 51%, respectively, of the Company's finished goods purchased during each year were from one vendor.
Net loss per share:
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net loss	$(145,518)	$(304,710)	$(286,295)
Weighted-average shares outstanding	29,600	27,676	27,214
Basic and diluted loss per share	$(4.92)	$(11.01)	$(10.52)

Employee stock awards representing approximately 2.6 million, 0.8 million and 0.9 million shares of Common Stock for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures." This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted the standard in the fourth quarter of 2024, and there was no material impact on its consolidated financial statements. See Note 17 to the consolidated financial statements for further detail.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses." This ASU requires public business entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU should be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on the disclosures included in the notes to the consolidated financial statements.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 28, 2024 and December 30, 2023 was $12.2 million and $18.4 million, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of December 28, 2024, the Company had reserves for product returns of $14.6 million and other credits and incentives of $64.3 million. As of December 30, 2023, the Company had reserves for product returns of $24.6 million and other credits and incentives of $95.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During fiscal 2024 and 2023, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$332,695	$428,531	$615,107
EMEA	182,214	241,221	270,451
Japan	119,012	164,699	209,552
Other	47,928	56,129	88,273
Total revenue	$681,849	$890,580	$1,183,383
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	December 28, 2024	December 30, 2023
Accounts receivable, net	$49,865	$77,112
Unbilled receivables	—	3,006
Contract liabilities	16,353	18,702
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During fiscal 2024 and 2023, the Company recognized $11.3 million and $14.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Restructuring and Other Charges
During the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company recorded restructuring and other charges of $33.9 million, $8.2 million and $13.6 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash restructuring charges:
Severance and other personnel costs	$22,229	$3,599	$6,146
Other restructuring costs	2,726	521	4,021
CEO transition costs	2,053	—	—
Total cash charges	27,008	4,120	10,167

Non-cash charges:
Asset write offs	8,119	4,035	3,426
CEO transition costs related to stock-based awards	(1,220)	—	—
Total non-cash charges	6,899	4,035	3,426

Total restructuring and other charges	$33,907	$8,155	$13,593

Restructuring and other charges:
Cost of revenue	$5,188	$—	$4,551
Operating expenses	28,719	8,155	9,042
Total restructuring and other charges	$33,907	$8,155	$13,593
In August 2022, the Company initiated a restructuring of its operations designed to realign its cost structure with near-term revenue and cash flow generation, advance key strategy priorities, increase efficiencies and improve its profitability going forward, and reduced its workforce by approximately 100 employees. In addition, the Company approved a plan to market portions of its headquarters with the intent to reduce its global office footprint ("Facility restructuring"). As a result of execution of the sublease agreements, the Company recognized impairment losses of $3.4 million on its long-lived assets associated with the subleased space.
As a follow-on action to the 2022 restructuring plan and in anticipation that market conditions would remain challenging in 2023, the Company initiated a new restructuring program during February 2023 to further reduce its workforce by approximately 85 employees. During fiscal 2023, the Company also recognized impairment losses of $4.0 million on its long-lived assets associated with the subleased space under the Facility restructuring plan.
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan ("2024 Restructuring Plan") which included a reduction in headcount. As of December 28, 2024, approximately 440 employees have been notified, with $22.2 million of restructuring cost recorded during fiscal 2024. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits.
In addition, the 2024 Restructuring Plan includes actions to pause work unrelated to the Company's core floorcare business and, as a result, during fiscal 2024 the Company recorded restructuring costs of $9.4 million. These charges consist of accelerated depreciation and write-offs on certain fixed assets, as well as write-offs on material liabilities at contract manufacturers due to discontinuation of programs.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents a roll-forward of cash restructuring-related liabilities associated with the 2024 Restructuring Plan, which is included within accounts payable and accrued expenses in the consolidated balance sheet (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	22,229	2,726	2,053	27,008
Cash payments	(20,304)	(1,269)	(1,715)	(23,288)
Balance as December 28, 2024	$1,925	$1,457	$338	$3,720
The Company expects to incur up to $1.3 million of severance related charges associated with the 2024 Restructuring Plan during the first quarter of fiscal 2025. The Company expects the majority of the people-related balance to be paid within fiscal 2025, and the remaining balance to be paid within the first quarter of fiscal 2026.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has two sublease agreements for space at its headquarters. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases typically include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts and excludes all variable lease payments from the measurement of right-of-use assets and lease liabilities. The Company's variable lease payments generally include usage based nonlease components. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.
The Company's existing leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments. At December 28, 2024, the Company's weighted average discount rate was 4.42%, while the weighted average remaining lease term was 5.16 years. At December 30, 2023, the Company's weighted average discount rate was 4.17%, while the weighted average remaining lease term was 5.95 years.
The components of lease expense were as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost	$4,487	$6,024	$6,622
Variable lease cost	3,444	2,582	3,644
Sublease income	(2,027)	(1,276)	—
Right-of-use asset impairment	1,034	3,048	2,268
Total lease cost	$6,938	$10,378	$12,534
Supplemental cash flow information related to leases was as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,052	$7,781	$8,187
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$811	$683	$—
Right-of-use assets related to operating lease modifications (non-cash)	$(1,883)	$—	$—
Maturities of operating lease liabilities and sublease payments were as follows as of December 28, 2024 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
2025	$5,801	$(966)	$4,835
2026	5,855	(1,033)	4,822
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
2029	5,638	(1,129)	4,509
Thereafter	1,936	(385)	1,551
Total minimum lease payments	$30,019	$(5,673)	$24,346
Less: imputed interest	3,524
Present value of future minimum lease payments	$26,495
Less: current portion of operating lease liabilities (Note 9)	4,897
Long-term lease liabilities	$21,598

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of
	December 28, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$59,717	$—	$—
Restricted cash, current	1,259	—	—
Restricted cash, non-current (Note 2)	2,389	—	—
Derivative instruments (Note 11)	—	438	—
Total assets measured at fair value	$63,365	$438	$—

Liabilities:
Term loan (unpaid principal of $179,447 ) (Note 10)	$—	$—	$200,604
Total liabilities measured at fair value	$—	$—	$200,604

	Fair Value Measurements as of
	December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$117,652	$—	$—
Restricted cash, current	1,000	—	—
Restricted cash, non-current (Note 2)	1,766	—	—
Derivative instruments (Note 11)	—	3,999	—
Total assets measured at fair value	$120,418	$3,999	$—

Liabilities:
Term loan (unpaid principal of $200,000) (Note 10)	$—	$—	$201,501
Derivative instruments (Note 11)	—	7,643	—
Total liabilities measured at fair value	$—	$7,643	$201,501

The following table provides a summary of changes in fair value of our Level 3 instrument for twelve months ended December 28, 2024 (in thousands):

Balance at December 30, 2023	$201,501
Repayment	(34,947)
Change in fair value	34,050
Balance at December 28, 2024	$200,604
As discussed further in Note 10 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of December 28, 2024 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Fair value estimates using probability-weighted scenarios which include assumptions that are highly subjective and require judgements regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2024, as a result of the execution of an amendment to one of its sublease agreements, the Company determined that indicators of impairment existed related to the long-lived assets associated with the subleased space. The right-of-use asset was measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurement was determined using a discounted cash flow method and was classified within Level 3 of the fair value hierarchy. The Company recognized an impairment charge of $0.9 million related to the right-of-use asset and recorded it as a non-cash restructuring and other charge on its consolidated statement of operations in fiscal 2024. The fair value of the remaining right-of-use asset was $0.9 million. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Other Intangible Assets, for additional information.
The Company's non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. At December 28, 2024 and December 30, 2023, the Company's equity securities without readily determinable fair values totaled $11.1 million and $11.4 million, respectively, and are included in other assets on the consolidated balance sheets. See Note 2 to the consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

7.	Property and Equipment
Property and equipment consists of the following (in thousands):

	December 28, 2024	December 30, 2023
Computer and equipment	$8,111	$10,713
Furniture and fixtures	6,247	6,954
Machinery and tooling	68,421	93,387
Leasehold improvements	23,869	26,544
Business applications software	15,393	15,956
Other	4,037	5,734
Subtotal	126,078	159,288
Less: accumulated depreciation	110,243	118,893
Property and equipment, net	$15,835	$40,395
As of December 28, 2024 and December 30, 2023, the net book value of capitalized internal-use software costs was $0.7 million and $1.4 million, respectively, which are included within business applications software.
Depreciation expense for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $20.1 million, $26.3 million, and $32.5 million, respectively, which included amortization expense of $0.8 million, $1.4 million and $2.2 million, respectively, for capitalized internal-use software.
In fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers as described in Note 2, and also reviewed the Company-owned fixed assets located at these contract manufacturers. The Company determined that the useful lives of the tooling and machinery should be updated to better reflect the remaining period of use through early 2025, and has applied the change prospectively during the fourth quarter of fiscal 2024. The Company recognized an additional $5.2 million of accelerated depreciation into cost of product revenue in the consolidated statement of operations during fiscal 2024.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for fiscal 2024 and 2023 (in thousands):

	Goodwill	Intangible assets
Balance as of December 31, 2022	$167,724	$11,260
Amortization	—	(6,532)
Effect of foreign currency translation	7,381	316
Balance as of December 30, 2023	175,105	5,044
Amortization	—	(1,543)
Effect of foreign currency translation	(7,817)	(289)
Balance as of December 28, 2024	$167,288	$3,212
Intangible assets consisted of the following (in thousands):

	December 28, 2024			December 30, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	$26,900	$26,900	$—	$26,900	$26,900	$—
Tradename	100	100	—	100	100	—
Customer relationships	9,372	6,160	3,212	10,121	5,077	5,044
Reacquired distribution rights	28,786	28,786	—	30,684	30,684	—
Non-competition agreements	240	240	—	254	254	—
Total	$65,398	$62,186	$3,212	$68,059	$63,015	$5,044
Amortization expense related to acquired intangible assets was $1.5 million, $6.5 million and $15.4 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
During fiscal 2024 and 2023, the Company evaluated its long-lived assets, including intangible assets, for indicators of impairment. There was no impairment of long-lived assets in fiscal 2024. In fiscal 2023, the Company determined indicators of impairment existed for the asset group associated with the Company's acquisition of Aeris, including reduction of the asset group's forecasts as well as its negative operating cash flows and operating losses. The Company concluded the fair value of the asset group associated with the Company's acquisition of Aeris was below its carrying value. Therefore, the Company recorded a $4.9 million impairment loss on this intangible asset in fiscal 2023. The impairment loss was recorded in amortization of acquired intangible assets under operating expenses on the consolidated statement of operations.
The estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

Operating Expenses
2025	$533
2026	533
2027	533
2028	533
2029	533
Thereafter	547
Total	$3,212

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Accrued returns and sales incentives	$20,949	$12,897
Accrued warranty	18,233	24,625
Accrued manufacturing and logistics cost	16,504	5,462
Accrued compensation and benefits	12,322	14,809
Accrued taxes payable	9,641	8,927
Current portion of operating lease liabilities	4,897	5,216
Restructuring-related liabilities	4,219	678
Accrued interest	3,647	4,498
Derivative liability	—	7,276
Accrued merger related liabilities	—	4,721
Accrued other	10,185	8,890
	$100,597	$97,999

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
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
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. A portion of each spread equal to 2.5% is paid-in-kind by capitalizing such option into principal of the Term Loan. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions.
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
During the first quarter of 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee was set aside in a restricted account to be used for future repayments of the Term Loan subject to limited rights of the Company to utilize such amounts for the purchase of inventory in the third quarters of fiscal 2024 and 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, on the day of such election, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash. As of December 28, 2024, the Company was in compliance with the covenants under the Term Loan.
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement. See Note 18, Subsequent Events, for additional details.
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
Under the fair value election, debt issuance costs are expensed as incurred, and the debt liability is subsequently valued at fair market value, including paid-in-kind interest, during each reporting period until its settlement.
The Company's outstanding debt as of December 28, 2024 was as follows (in thousands):

	Classification	Term Loan
Term loan at fair value at issuance		$200,000
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive gain	(4,403)
Remaining changes in fair value	Other expense, net	5,904
Term Loan at fair value as of December 30, 2023		201,501
Repayment		(34,947)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive loss	9,493
Remaining changes in fair value	Other expense, net	24,557
Term Loan at fair value as of December 28, 2024		$200,604
During fiscal 2024 and 2023, the Company recorded $21.5 million and $10.6 million, respectively, of interest expense in other expense, net on the consolidated statements of operations related to the quarterly cash interest, $3.6 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of December 28, 2024. The interest expense was calculated using the rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread.
Lines of Credit
The Company has a cash collateralized line for letters of credit with Bank of America, N.A. As of December 28, 2024, the Company had letters of credit outstanding of $1.4 million.
The Company has an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of December 28, 2024, the Company had no outstanding balance under the guarantee line of credit.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. The Company exited its last cash flow hedges during February 2024. At December 28, 2024, the Company had no outstanding cash flow hedges. As of December 30, 2023, the Company had outstanding cash flow hedges with a total notional value of $114.4 million.
The Company enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically have maturities of approximately one month. As of December 28, 2024 and December 30, 2023, the Company had outstanding foreign currency economic hedges with a total notional value of $28.1 million and $252.0 million, respectively.
During fiscal 2024, 2023 and 2022, the Company terminated foreign currency forward contracts with a notional value of $102.9 million, $151.7 million and $436.1 million, respectively, resulting in a net cash proceeds of $2.7 million, a net cash payment of $2.5 million and net cash proceeds of $51.7 million, respectively, which were recognized within cash used in operating activities in the consolidated statements of cash flows. Amounts previously recorded in AOCI were frozen at the time of termination, and will be recognized in earnings when the original forecasted transaction occurs.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	December 28, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$438	$2,929
Foreign currency forward contracts	Accrued expenses	—	4,586
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	Other current assets	$—	$1,070
Foreign currency forward contracts	Accrued expenses	—	2,690
Foreign currency forward contracts	Long-term liabilities	—	367

Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Fiscal year ended
	Classification	December 28, 2024	December 30, 2023	December 31, 2022
Gain (loss) recognized in income	Other expense, net	$2,225	$(121)	$2,951

The following tables reflect the effect of derivatives designated as cash flow hedging for the years ended (in thousands):

	Gain recognized in OCI on Derivative (1)
	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Foreign currency forward contracts	$3,213	$2,978	$43,735
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gain recognized in earnings on cash flow hedging instruments
	December 28, 2024	December 30, 2023	December 31, 2022
	Revenue	Revenue	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$681,849	$890,580	$1,183,383

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$15,419	$24,373	$27,285

12.	Stockholders' Equity
Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. None of the preferred shares were issued and outstanding as of December 28, 2024 and December 30, 2023.
Common Stock
Common stockholders are entitled to one vote for each share held and to receive dividends if and when declared by the Board and subject to and qualified by the rights of holders of the preferred stock. Upon dissolution or liquidation of the Company, holders of common stock will be entitled to receive all available assets subject to any preferential rights of any then outstanding preferred stock.
ATM Equity Offering
In February 2024, the Company entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which the Company may offer and sell, from time to time, at the Company's option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. Under the ATM Agreement, shares will be offered and sold pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During fiscal 2024, the Company sold an aggregate of 1.9 million shares under the ATM Agreement and received net proceeds of $19.3 million. The issuance costs incurred in connection with the offering were $1.1 million during the twelve months ended December 28, 2024. As of December 28, 2024, $79.6 million remained available for further sale under the ATM Agreement. As of the date of filing this annual report on Form 10-K, the Company has suspended any sales of its common stock pursuant to the ATM Agreement unless and until the Company files a new shelf registration statement on Form S-3 with the Securities and Exchange Commission.

13.	Stock-Based Compensation
The Company has awards outstanding under two stock incentive plans: the 2015 Stock Option and Incentive Plan (the "2015 Plan") and the 2018 Stock Option and Incentive Plan (the "2018 Plan" and together with the 2015 Plan, the "Plans"). The 2018 Plan is the only one of the two plans under which new awards may currently be granted. Under the 2018 Plan, which became effective on May 23, 2018, 1,750,000 shares were initially reserved for issuance in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. On May 21, 2020, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 2,495,000 shares, an increase of 745,000 shares. On May 27, 2022, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 3,395,000 shares, an increase of 900,000 shares. On May 23, 2024, the stockholders approved an amendment to the 2018 Plan to increase the number of aggregate shares authorized for issuance to 4,295,000 shares, an increase of 900,000 shares. Stock awards returned to the Plans, as a result of their cancellation or termination are automatically made available for issuance under the 2018 Plan. As of December 28, 2024, there were 691,751 shares available for future grant under the 2018 Plan. The Company has also granted inducement awards outside of the Plans pursuant to the "inducement exception" provided under Nasdaq Listing Rule 5635(c)(4). During fiscal 2024, the Company granted 1.2 million restricted stock units to new hires as inducements to such employees entering into employment with the Company. The Company recognized $24.5 million,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$36.1 million and $31.9 million of stock-based compensation expense during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Stock-based compensation breaks down by expense classification as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cost of revenue	$1,930	$3,160	$2,194
Research and development	6,100	12,391	10,473
Selling and marketing	4,452	5,843	6,358
General and administrative	11,994	14,662	12,880
Total	$24,476	$36,056	$31,905
Time-based Restricted Stock Units
Time-based restricted stock units entitle the holder to a specific number of shares of common stock upon vesting, typically over a one or three year period. As of December 28, 2024, the unamortized compensation costs associated with restricted stock units was $19.2 million with a weighted-average remaining recognition period of 1.47 years.
The following table summarizes the time-based restricted stock unit activity for fiscal 2024, 2023 and 2022:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,003,216	$77.85
Granted	638,554	54.26
Vested	(321,443)	78.10
Forfeited	(187,227)	73.45
Outstanding at December 31, 2022	1,133,100	65.21
Granted	1,001,090	42.10
Vested	(567,696)	61.99
Forfeited	(212,895)	61.24
Outstanding at December 30, 2023	1,353,599	50.09
Granted	2,295,146	8.52
Vested	(804,203)	42.36
Forfeited	(685,530)	37.57
Outstanding at December 28, 2024	2,159,012	$12.76
The aggregate intrinsic value of vested RSUs was $7.4 million, $22.6 million and $17.9 million, during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. The aggregate intrinsic value of outstanding time-based restricted stock units at December 28, 2024 was $17.2 million based on the Company's closing stock price on December 28, 2024 of $7.95, with a weighted average remaining contractual term of 0.89 years.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units ("PSUs") to certain of its employees that vest on the satisfaction of service and performance or market conditions. The performance conditions are based on certain financial performance targets within a one year performance period, and therefore awards generally cliff vest at the end of a one year performance period. The market conditions are based on either the relative TSRs compared to a certain index for each performance period, or the VWAP exceeds certain thresholds for each performance period, and therefore awards vest at the end of each performance period. The number of shares actually vested may range from 0% to 200% of the target number of PSUs granted based on the actual achievement of the conditions.
The unamortized fair value as of December 28, 2024 associated with performance based restricted stock units was $3.9 million with a weighted-average remaining recognition period of 1.81 years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance-based restricted stock unit activity for fiscal 2024, 2023 and 2022:

	Number of Shares Underlying PSU	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	285,122	$78.92
Granted	153,676	57.94
Vested	—	—
Forfeited	(71,616)	97.31
Outstanding at December 31, 2022	367,182	66.55
Granted	—	—
Vested	(32,669)	49.30
Forfeited	(180,620)	54.07
Outstanding at December 30, 2023	153,893	84.87
Granted	775,295	7.03
Vested	(7,162)	59.06
Forfeited	(132,684)	88.30
Outstanding at December 28, 2024	789,342	$8.07
The aggregate intrinsic value of vested PSUs was $0.1 million, $1.4 million and $0.0 million, during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. The aggregate intrinsic value of outstanding PSUs was $6.3 million based on the Company's closing stock price on December 28, 2024 of $7.95 with a weighted average remaining contractual term of 1.81 years.

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
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties agreed to transfer the case to the U.S. District Court for the District of Massachusetts. An amended complaint was filed on July 19, 2024. The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. On September 3, 2024, the Company filed a motion to dismiss with the Court. On January 27, 2025, the Court granted the Company's motion to dismiss and therefore dismissed the amended complaint with prejudice. On February 24, 2025, the plaintiff in this matter appealed the Court's dismissal to the U.S. Court of Appeals for the First Circuit. On June 8, 2024, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the District of Massachusetts against the Company, certain of its current and former members of the Board, and certain of its officers, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. iRobot Corporation, et al., No. 1:24-cv-11498. The parties filed a stipulation staying this action until final resolution on the Motion to Dismiss. Given the uncertainty of litigation, the preliminary stage of the shareholder derivative action and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range or loss, if any, that may result from this action.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and some of its accessories. These contract manufacturers manage the supply of components, capacity and resources to build products based on a forecasted production plan, which typically covers a rolling 12-month period. During the normal course of business, and in order to ensure adequate supply, the Company enters into purchase commitments with contract manufacturers and suppliers. In certain instances, these purchase commitments allow the Company the option to cancel, reschedule and/or adjust the supply requirements based on its business needs for a period of time before the order is due to be fulfilled. In some instances, these purchase commitments are not cancellable in the event of a change in demand or other circumstances, such as where the contract manufacturer and/or supplier has built products, semi-finished products or procured and/or ordered unique, iRobot-specific designs, and/or specific non-cancellable, non-returnable components based on the provided forecasts. If the Company cancels all or part of the orders, or materially reduces forecasted orders, in certain circumstances the Company may be liable to its contract manufacturers and/or suppliers for the cost of the excess components purchased by its contract manufacturers based on the forecasted production plan and the purchase terms of its component suppliers. During fiscal 2024, the Company finalized its 2025 product roadmap as part of its transition to a new contract manufacturing paradigm. As a result, the Company evaluated its component inventory on-hand and non-cancelable purchase commitments with its contract manufacturers and suppliers and recorded charges totaling $26.6 million in cost of product revenue in fiscal 2024. These charges included a $11.8 million non-cash reserve for obsolete or excess component inventory and a $14.8 million charge for losses on non-cancellable purchase commitments. The loss on purchase commitments is included in accrued manufacturing and logistics cost on the consolidated balance sheets (Note 9).
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company's customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 28, 2024 and December 30, 2023, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 9) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of period	$24,625	$27,379	$32,019
Provision	14,393	18,706	22,155
Warranty claims	(20,785)	(21,460)	(26,795)
Balance at end of period	$18,233	$24,625	$27,379

15.	Employee Benefits
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
The Company elected to make a matching contribution of approximately $1.8 million, $3.3 million and $3.9 million for the plan years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The employer contribution represents a matching contribution at a rate of 50% of each employee's first six percent contribution through April of 2024. In May 2024, the employer contribution was decreased to 25% of the first six percent of employee contributions for the remainder of 2024. Accordingly, each employee participating is entitled up to a maximum of 2.0% of his or her eligible annual payroll.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
Loss before income taxes was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$(123,494)	$(269,764)	$(238,685)
Foreign	(21,646)	(23,291)	(22,998)
Loss before income taxes	$(145,140)	$(293,055)	$(261,683)
The components of income tax expense were as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current
Federal	$(853)	$6,416	$(1,738)
State	119	(955)	743
Foreign	3,575	1,071	7,118
Total current income tax (benefit) provision	$2,841	$6,532	$6,123
Deferred
Federal	$—	$(643)	$18,991
State	—	64	10,652
Foreign	(2,463)	5,702	(11,154)
Total deferred income tax (benefit) provision	(2,463)	5,123	18,489
Total income tax provision	$378	$11,655	$24,612

The reconciliation of statutory federal income tax to the income tax expense is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Statutory federal income tax	$(30,479)	$(61,542)	$(54,953)
State taxes (net of federal benefit)	(4,587)	(8,255)	(6,314)
Federal and state credits	(3,224)	(8,268)	(9,473)
Excess tax expenses from stock-based compensation	6,115	3,220	1,813
Foreign-derived intangible income	—	—	(1,364)
Executive compensation	388	1,053	541
Foreign tax rate differential	(492)	1,046	1,416
Change in valuation allowance	34,920	78,727	91,905
Deductible and non-deductible transaction costs	(4,301)	3,654	2,711
Changes in unrecognized tax benefit	1,194	2,677	326
Other	844	(657)	(1,996)
	$378	$11,655	$24,612

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Tax credits and net operating loss carryforwards	$129,216	$93,302
Capitalized research and development	53,254	49,684
Revenue reserves	10,620	14,949
Accruals and other liabilities	14,376	15,589
Operating lease liabilities	7,158	7,785
Stock-based compensation	2,600	4,196
Interest expense	13,314	3,312
Other	6,385	7,530
Total deferred tax assets	236,923	196,347
Valuation allowance	(220,867)	(178,568)
Total deferred tax assets, net of valuation allowance	16,056	17,779
Deferred tax liabilities:
Intangible assets	897	1,635
Operating lease right-of-use assets	4,094	4,592
Other	1,297	3,407
Total deferred tax liabilities	6,288	9,634
Net deferred tax assets	$9,768	$8,145
The Company has assessed, on a jurisdictional basis, the realization of its net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has concluded that a valuation allowance on its U.S. net deferred tax assets continues to be appropriate. In addition, valuation allowances were established in certain foreign jurisdictions during fiscal 2023 considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. The change in valuation allowance for all of fiscal 2024 was $42.3 million. As of December 28, 2024, and December 30, 2023, the Company had a valuation allowance of $220.9 million and $178.6 million, respectively. A valuation allowance is a non-cash charge, and does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
As of December 28, 2024, the Company has federal net operating loss carryforwards of $312.2 million. Of this amount, $310.8 million have an indefinite carryforward period, while $1.4 million are subject to expiration beginning in 2037. The Company has state net operating loss carryforwards of $294.2 million, which begin to expire in 2027, and foreign net operating loss carryforwards of $51.2 million. As of December 28, 2024, the Company has federal research and development tax credit carryforwards of $14.6 million and state research and development tax credit carryforwards of $27.4 million, which will expire beginning in 2043 and 2031, respectively. Under the Internal Revenue Code and state law, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of these tax carryforwards which can be utilized in future years.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the valuation allowance for fiscal 2024, 2023 and 2022 (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of period	$178,568	$99,444	$13,136
Charges to costs and expenses	37,305	73,238	82,630
Charges to other accounts	4,994	5,886	3,678
Balance at end of period	$220,867	$178,568	$99,444
The following table summarized the activity related to the Company's gross unrecognized tax benefits excluding interest and penalties (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of period	$11,648	$9,606	$9,842
Increase for tax positions related to the current year	2,241	539	1,117
Increase for tax positions related to prior years	76	1,888	672
Decrease related to settlement with taxing authorities	—	—	(1,412)
Decrease for lapses of statute of limitations	(1,295)	(385)	(613)
Balance at end of period	$12,670	$11,648	$9,606
The Company accrues interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. As of December 28, 2024 and December 30, 2023, there were $1.9 million and $1.8 million in accrued interest, respectively, and there were no material accrued penalties. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. If all of the Company's unrecognized tax benefits as of December 28, 2024 were to become recognizable in the future, it would affect its effective tax rate by $6.7 million, inclusive of interest and penalties.
The Company conducts business in a number of jurisdictions and, as such is subject to taxation in the United States (federal and state) and foreign jurisdictions. The statute of limitations for examinations by the Internal Revenue Service (the "IRS") and state tax authorities is closed for fiscal years prior to fiscal 2018. All federal and state carryforward attributes generated to date, including fiscal 2018 and earlier, may still be adjusted upon examination by the federal or state tax authorities if they either have been or will be used in a period for which the statute of limitations is still open.
As of December 28, 2024, the Company continues to assert that the unremitted foreign earnings, as well as the capital in its foreign subsidiaries, are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. At December 28, 2024, the Company has unremitted foreign earnings for which any unrecognized deferred tax liability on these unremitted earnings would be immaterial.

17.	Industry Segment, Geographic Information and Significant Customers
The Company's consumer robots are offered to consumers through a variety of distribution channels, including chain stores and other national retailers, through the Company's own website and app, dedicated e-commerce websites, the online arms of traditional retailers, and through value-added distributors and resellers worldwide.
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis to make key operating decisions and assess performance. The CODM evaluates operating performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the consolidated statements of operations as well as non-GAAP gross profit and non-GAAP operating income (loss). The CODM manages business activities by considering budget-to-actual analysis and developing short-term and long-term operational plans. The CODM does not review assets in evaluating operating performance, and therefore, such information is not presented.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents selected financial information with respect to the Company's single operating segment for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	$681,849	$890,580	$1,183,383
Less:
Cost of revenue	539,492	694,209	833,290
Research and development	93,283	143,526	165,222
Working marketing	52,150	87,844	149,945
Other selling and marketing	86,678	111,460	140,128
General and administrative	(17,066)	104,100	113,590
Restructuring and other	28,719	8,155	9,042
Amortization of intangible assets	1,543	5,366	12,549
Other expense, net	(42,190)	(28,975)	(21,300)
Income tax expense	378	11,655	24,612
Net loss	$(145,518)	$(304,710)	$(286,295)
Geographic Information
For the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, sales to non-U.S. customers accounted for 51.2%, 51.9% and 48.0% of total revenue, respectively.
The following table provides information about revenue by geographical region (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$332,695	$428,531	$615,107
EMEA	182,214	241,221	270,451
Japan	119,012	164,699	209,552
Other	47,928	56,129	88,273
Total revenue	$681,849	$890,580	$1,183,383
Significant Customers
For the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, there was one customer that accounted for 10% or more of total revenue, representing 22.2%, 24.0% and 22.6%, of total revenue, respectively.

18.	Subsequent Events
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Amendment Period"), the Company's covenant obligations to (1) provide a report and opinion of the auditor with respect to the Company's annual consolidated financial statements for fiscal year 2024 without a qualification regarding the Company's ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period, provided that the Company is still obligated to comply with the Specified Covenants after the end of the Amendment Period and if the Company does not, an Event of Default will occur. See Note 2 Liquidity Risks and Uncertainties for further information. As of the date of filing of this annual report on Form 10-K, the Company is in compliance with the Minimum Core Assets Covenant. In connection with Amendment No. 1, the Company returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that it elected to withdraw from such controlled account during the third quarter of 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Amendment Period. Amendment No. 1 also requires the Company to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of the Company's common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share.

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
Management's Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of December 28, 2024, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024 based on the specified criteria.
The effectiveness of the Company's internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item, including with respect to trading arrangements and policies, is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 2024. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 2024.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 2024.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 2024.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following consolidated financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 28, 2024 and December 30, 2023
Consolidated Statements of Operations for the Years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Statements of Comprehensive Loss for the Years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Statements of Stockholders' Equity for the Years ended December 28, 2024, December 30, 2023 and December 31, 2022
Consolidated Statements of Cash Flows for the Years ended December 28, 2024, December 30, 2023 and December 31, 2022
Notes to Consolidated Financial Statements
2.Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.
3.Exhibits — See item 15(b) of this report below

(b)Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit Number	Description
3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant dated November 15, 2005
3.2	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2016 and incorporated by reference herein)
3.3	First Amendment to the Amended and Restated By-laws of iRobot Corporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2022 and incorporated by reference herein)
4.1(1)	Specimen Stock Certificate for shares of the Registrant's Common Stock
4.2
Description of the Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on February 13, 2020 and incorporated by reference herein)

10.1†
Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2020 (File No. 001-36414) and incorporated by reference herein)

10.2†
Form of Executive Agreement between the Registrant and certain executive officers of the Registrant, as amended (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated by reference herein)

10.3†
Employment Agreement by and between the Registrant and Gary S. Cohen, dated as of April 25, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2024 and incorporated herein)

10.4†
Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of May 28, 2024, by and between the Registrant and Gary S. Cohen (filed as Exhibit 99.2 to the Registrant's Form S-8 filed on May 28, 2024 and incorporated herein)

10.5†
Form of Restricted Stock Unit Award Agreement, dated as of May 28, 2024, by and between the Registrant and Gary S. Cohen (filed as Exhibit 99.3 to the Registrant's Form S-8 filed on May 28, 2024 and incorporated herein)

10.6†
Employment Agreement by and between the Registrant and Jeff Engel, dated as of August 7, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2024 and incorporated herein)

10.7†
Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of August 7, 2024, by and between the Registrant and Jeff Engel (filed as Exhibit 99.1 to the Registrant's Form S-8 filed on August 7, 2024 and incorporated herein)

10.8†
Form of Restricted Stock Unit Award Agreement, dated as of August 7, 2024, by and between the Registrant and Jeff Engel (filed as Exhibit 99.2 to the Registrant's Form S-8 filed on August 7, 2024 and incorporated herein)

10.9†
Employment Agreement by and between the Registrant and Karian Wong, dated as of November 4, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2024 and incorporated herein)

10.10†
Employment Agreement by and between the Registrant and Jules Connelly, dated as of November 4, 2024 (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2024 and incorporated herein)

10.11†	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Jules Connelly (filed as Exhibit 99.1 to the Registrant's Form S-8 filed on November 11, 2024 and incorporated herein)
10.12†
2005 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2009 and incorporated by reference herein)

10.13†
Non-Employee Directors’ Deferred Compensation Program, as amended (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated by reference herein)

10.14	Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of February 22, 2007 (as amended through the eighth amendment)

10.15
Ninth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of January 28, 2022 (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2022 and incorporated by reference herein)

10.16†
Form of Deferred Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.17†
Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated by reference herein)

10.18#
Manufacturing Services Agreement between the Registrant and Kin Yat Industrial Company Limited, dated as of January 22, 2014 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2018 and incorporated by reference herein)

10.19†	2015 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 and incorporated by reference herein)
10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2015 Stock Option Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 and incorporated by reference herein)
10.21†	iRobot Corporation 2017 Employee Stock Purchase Plan (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2017 and incorporated by reference herein)
10.22†
iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on June 7, 2018 (File No. 333-225482) and incorporated by reference herein)

10.23†
iRobot Corporation Senior Executive Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 and incorporated by reference herein)

10.24†	Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 on June 30, 2020 (File No. 333-239573) and incorporated by reference herein)
10.25†
Second Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2022 and incorporated by reference herein)

10.26†
Third Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2024 and incorporated by reference herein)

10.27+
Credit Agreement, dated as of July 24, 2023, by and among iRobot Corporation, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2023 and incorporated by reference herein)

10.28	Termination Agreement, dated as of January 28, 2024, by and among Amazon.com, Inc., Martin Merger Sub, Inc. and the iRobot Corporation (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2024 and incorporated by reference herein)
10.29†
Transitional Services and Separation Agreement dated as of January 28, 2024, by and between the Registrant and Colin Angle (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2024 and incorporated by reference herein)

10.30†
Interim Employment Agreement dated as of January 28, 2024, by and between the Registrant and Glen Weinstein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2024 and incorporated by reference herein)

10.31†
Transition Services and Separation Agreement dated as of November 4, 2024, by and between the Registrant and Julie Zeiler (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2024 and incorporated by reference herein)

10.32†
Transition Services and Separation Agreement dated as of November 4, 2024, by and between the Registrant and Russell Campanello (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 6, 2024 and incorporated by reference herein)

19.1*	Statement of Company Policy & Procedures on Insider Trading and Disclosure
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	iRobot Corporation Compensation Recovery Policy (filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2023 and incorporated by reference herein)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment requested for portions of this document.
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.
+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-126907)
*	Filed herewith
**	Furnished herewith

ITEM 16.        FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iROBOT CORPORATION

By:	/s/ Gary Cohen
Gary Cohen Chief Executive Officer
Date: March 12, 2025
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Cohen and Karian Wong, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on March 12, 2025.

Signature	Title(s)

/s/ GARY COHEN	Chief Executive Officer (Principal Executive Officer)
Gary Cohen

/s/ ANDREW MILLER	Chairman of the Board
Andrew Miller

/s/ KARIAN WONG	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
Karian Wong

/s/ KAREN M. GOLZ	Director
Karen M. Golz

/s/ RUEY-BIN KAO	Director
Ruey-Bin Kao

/s/ MICHAEL J. LOPARCO	Director
Michael J. Loparco

/s/ EVA MANOLIS	Director
Eva Manolis

/s/ JULIEN MININBERG	Director
Julien Mininberg

/s/ MICHELLE V. STACY	Director
Michelle V. Stacy