Form 10-Q
period 2025-03-29
IROBOT CORP
filed 2025-05-06
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of April 25, 2025 was 31,105,480.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2025

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$69,922	$134,303
Restricted cash	40,003	1,259
Accounts receivable, net	30,804	49,865
Inventory	68,968	76,029
Other current assets	24,588	27,046
Total current assets	234,285	288,502
Property and equipment, net	12,106	15,835
Operating lease right-of-use assets	13,675	14,322
Deferred tax assets	9,980	9,817
Goodwill	171,548	167,288
Intangible assets, net	3,225	3,212
Other assets	16,690	17,161
Total assets	$461,509	$516,137
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$97,298	$106,367
Accrued expenses	96,761	100,597
Deferred revenue and customer advances	9,794	11,280
Term loan	224,084	—
Total current liabilities	427,937	218,244
Term loan	—	200,604
Operating lease liabilities	20,348	21,598
Other long-term liabilities	14,017	14,452
Total long-term liabilities	34,365	236,654
Total liabilities	462,302	454,898
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,106 and 30,629 shares issued and outstanding, respectively	311	306
Additional paid-in capital	350,659	333,188
Accumulated deficit	(338,086)	(250,813)
Accumulated other comprehensive loss	(13,677)	(21,442)
Total stockholders' (deficit) equity	(793)	61,239
Total liabilities and stockholders' (deficit) equity	$461,509	$516,137
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue	$101,569	$150,014
Cost of revenue:
Cost of product revenue	79,598	113,913
Restructuring and other	1,658	—
Total cost of revenue	81,256	113,913
Gross profit	20,313	36,101
Operating expenses:
Research and development	14,686	33,878
Selling and marketing	26,051	29,716
General and administrative	19,016	(53,711)
Restructuring and other	6,174	14,146
Amortization of acquired intangible assets	136	172
Total operating expenses	66,063	24,201
Operating (loss) income	(45,750)	11,900
Other expense, net	(41,066)	(3,185)
(Loss) income before income taxes	(86,816)	8,715
Income tax expense	457	108
Net (loss) income	$(87,273)	$8,607
Net (loss) income per share
Basic	$(2.84)	$0.31
Diluted	$(2.84)	$0.30
Number of shares used in per share calculations:
Basic	30,725	28,171
Diluted	30,725	28,266
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net (loss) income	$(87,273)	$8,607
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	6,690	(7,226)
Net unrealized gains on cash flow hedges	—	3,213
Net gains on cash flow hedge reclassified into earnings	(1,410)	(4,886)
Change in fair value of term loan due to instrument-specific credit risk	2,485	(3,089)
Total comprehensive loss	$(79,508)	$(3,381)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity (Deficit)
	Shares	Value
Balance at December 28, 2024	30,629	$306	$333,188	$(250,813)	$(21,442)	$61,239
Vesting of restricted stock units	489	5	(5)			—
Stock-based compensation			5,314			5,314
Restructuring cost related to stock-based awards			632			632
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(12)		(84)			(84)
Issuance of warrants (Note 11)			11,614			11,614
Other comprehensive income					7,765	7,765
Net loss				(87,273)		(87,273)
Balance at March 29, 2025	31,106	$311	$350,659	$(338,086)	$(13,677)	$(793)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity
	Shares	Value
Balance at December 30, 2023	27,964	$280	$290,755	$(105,295)	$10,747	$196,487
Vesting of restricted stock units	234	2	(2)			—
Stock-based compensation			7,948			7,948
CEO transition costs related to stock-based awards			(2,227)			(2,227)
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(38)	—	(390)			(390)
Issuance of common stock, net of issuance costs	597	6	5,626			5,632
Other comprehensive loss					(11,988)	(11,988)
Net income				8,607		8,607
Balance at March 30, 2024	28,757	$288	$301,710	$(96,688)	$(1,241)	$204,069

The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net (loss) income	$(87,273)	$8,607
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,623	5,812
Loss on equity investment	—	375
Stock-based compensation	5,314	7,948
Provision for inventory excess and obsolescence	384	200
Change in fair value of term loan	25,965	(1,008)
Debt issuance costs expensed under fair value option	11,614	239
Deferred income taxes, net	292	(127)
Other	1,638	(3,452)
Changes in operating assets and liabilities — (use) source
Accounts receivable	20,156	38,565
Inventory	7,434	16,066
Other assets	3,135	6,045
Accounts payable	(9,642)	(74,601)
Accrued expenses and other liabilities	(8,100)	(3,232)
Net cash (used in) provided by operating activities	(26,460)	1,437
Cash flows from investing activities:
Additions of property and equipment	—	(118)
Purchase of investments	(8)	—
Net cash used in investing activities	(8)	(118)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(84)	(390)
Proceeds from issuance of common stock, net of issuance costs	—	5,632
Repayment of term loan	—	(34,947)
Payment of debt issuance costs	—	(239)
Net cash used in financing activities	(84)	(29,944)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	922	882
Net decrease in cash, cash equivalents and restricted cash	(25,630)	(27,743)
Cash, cash equivalents and restricted cash, at beginning of period	137,951	187,887
Cash, cash equivalents and restricted cash, at end of period	$112,321	$160,144

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$69,922	$118,356
Restricted cash	40,003	40,012
Restricted cash, non-current (included in other assets)	2,396	1,776
Cash, cash equivalents and restricted cash, at end of period	$112,321	$160,144
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
On January 28, 2024, the Company and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date (the "Termination Agreement"). The termination of the Merger Agreement was approved by the Company's board of directors ("Board"). In accordance with the terms of the Termination Agreement, Amazon made a cash payment to the Company in the previously agreed amount of $94.0 million (the "Parent Termination Fee") on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, the Company made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement (as defined below), the Company applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory. See Note 9, Debt, for additional information. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in general and administrative expenses on the consolidated statements of operations.
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
In the opinion of management, all adjustments necessary to the unaudited interim consolidated financial statements have been made to state fairly the Company's financial position. Interim results are not necessarily indicative of results for the full fiscal year or any future periods. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the Securities and Exchange Commission on March 12, 2025.
The Company operates and reports using a 52-53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the Company's fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Liquidity Risks and Uncertainties
As part of its quarterly assessment completed during the fourth quarter of fiscal 2024, management considered and assessed its ability to continue as a going concern for the 12 months from the date of issuance of the consolidated financial statements. Management's assessment included the preparation of cash flow forecasts considering the annualized savings from the completed restructuring actions and improved cash flow from operations driven by the launch of a suite of new products beginning in March 2025. While management's cash flow forecast showed sufficient cash and core assets to allow it to maintain its debt covenant compliance, as well as its liquidity and operations in the ordinary course for at least 12 months from the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
issuance of the financial statements, the forecast depended heavily on the assumption of a successful new product launch in 2025 achieving topline growth and improved profitability.
There can be no assurance that the new product launches will be successful due to potential factors, including, but not limited to: continued reduced demand for its products due to consumer sentiment or competition; challenging macroeconomic conditions that further constrain consumer demand; uncertainties surrounding tariff policy imposed by the U.S. Presidential administration; and the Company may continue to experience adverse impacts to revenue and profitability. Given these uncertainties and the implication they may have on the projected cash flow if materialized, there was substantial doubt about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived, until May 6, 2025 (the "Initial Amendment Period"), any event of default under the Credit Agreement arising out of the Company's non-compliance with covenants relating to (1) the Going Concern Covenant and (2) the Minimum Core Assets Covenant. On April 30, 2025, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which extended the Initial Amendment Period to June 6, 2025.
As of March 29, 2025, absent further waiver of the breach of the Going Concern Covenant by the lenders, the Company would have been in default under the Credit Agreement on May 6, 2025, which may have resulted in the termination of the Credit Agreement and acceleration of the repayment obligation of the Term Loan. Therefore, the Company reclassified the Term Loan into current liabilities on the consolidated balance sheet. As of March 29, 2025, the fair value of the Term Loan was $224.1 million, which significantly exceeded the Company's available cash and cash equivalents and there continues to be substantial doubt about the Company's ability to continue as a going concern.
During the first quarter of fiscal 2025, the iRobot Board of Directors initiated a formal strategic review to evaluate a broad range of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing the Company's debt. The Company remains actively engaged in ongoing collaborative and constructive discussions with its primary lender while the Board continues its strategic review process. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within the Company's control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, its cash and cash equivalents are subject to minimal market risk. At March 29, 2025 and December 28, 2024, cash and cash equivalents totaled $69.9 million and $134.3 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
The Company's restricted cash balance totaled $42.4 million as of March 29, 2025, $40.0 million of which is set aside for future repayment of the Term Loan subject to the limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash which was repaid to the restricted account in March 2025. See Note 9, Debt, for additional information. The remaining $2.4 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheet.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At March 29, 2025 and December 28, 2024, the Company had an allowance for credit losses of $3.2 million and $3.0 million, respectively.
Inventory
Inventory primarily consists of finished goods and, to a lesser extent, components, which are purchased from contract manufacturers. Inventory is stated at the lower of cost or net realizable value with cost being determined using the standard cost method, which approximates actual costs determined on the first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs and other handling fees. The Company writes down its inventory for estimated obsolescence or excess inventory based upon assumptions around market conditions and estimates of future demand including consideration of product life cycle status, product development plans and current sales levels. Inventory write-downs and losses on purchase commitments are recorded in cost of product revenue. Net realizable value is the estimated selling price less estimated costs of completion, disposal and transportation. Adjustments to reduce inventory to net realizable value are recognized in cost of product revenue and have not been significant for the periods presented.
Impairment of Goodwill and Long-Lived Assets
During the three months ended March 29, 2025, the Company identified a triggering event as a result of the filing of its Annual Report on Form 10-K. The Annual Report on Form 10-K included the auditor report with explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, resulting in breach of the Going Concern Covenant associated with the Term Loan. On March 11, 2025, the Company entered into Amendment No. 1 to obtain a waiver of events of default until May 6, 2025. With the filing of the Annual Report on Form 10-K on March 12, 2025 and public announcement of these events, the stock price declined approximately 36%. The Company performed a quantitative assessment of goodwill using the market capitalization approach, and concluded that the fair value exceeded the carrying value at the triggering event date, which resulted in no impairment to goodwill. In addition, the Company performed a quantitative assessment on its long-lived assets by comparing undiscounted future cash flows against the net book value of the underlying asset, and concluded no impairment to long-lived assets.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At March 29, 2025 and December 28, 2024, the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Company's equity securities without readily determinable fair values totaled $11.1 million and are included in other assets on the consolidated balance sheets.
Warrants
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, "Distinguishing Liabilities from Equity," and ASC 815, "Derivatives and Hedging". Warrants classified as equity are recorded at fair value as of the date of issuance and no further adjustments to their valuation are made. Warrants classified as derivative liabilities that require separate accounting as liabilities are recorded at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.
Other Expense, net
The following table provides information about other expense, net (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
	(Dollars in thousands)
Interest income	$1,095	$2,269
Interest expense	(5,031)	(5,537)
Changes in fair value of Term Loan	(25,965)	1,008
Debt issuance costs	(13,009)	(239)
Other	1,844	(686)
Total other expense, net	$(41,066)	$(3,185)
Net (Loss) Income Per Share
Basic (loss) income per share is calculated using the Company's weighted-average outstanding common shares. Diluted (loss) income per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.
The following table presents the calculation of both basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net (loss) income	$(87,273)	$8,607
Basic weighted-average shares outstanding	30,725	28,171
Dilutive effect of employee stock plans	—	95
Diluted weighted-average shares outstanding	30,725	28,266
Basic (loss) income per share	$(2.84)	$0.31
Diluted (loss) income per share	$(2.84)	$0.30
Employee stock awards and warrants together representing approximately 4.1 million and 3.0 million shares of Common Stock for the three months ended March 29, 2025 and March 30, 2024, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 29, 2025 and December 28, 2024 was $10.5 million and $12.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of March 29, 2025, the Company had reserves for product returns of $7.3 million and other credits and incentives of $30.0 million. As of December 28, 2024, the Company had reserves for product returns of $14.6 million and other credits and incentives of $64.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three months ended March 29, 2025 and March 30, 2024, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
United States	$41,440	$68,896
EMEA	32,947	45,088
Japan	21,949	27,718
Other	5,233	8,312
Total revenue	$101,569	$150,014

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	March 29, 2025	December 28, 2024
Accounts receivable, net	$30,804	$49,865
Contract liabilities	14,266	16,353
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During the three months ended March 29, 2025 and March 30, 2024, the Company recognized $6.2 million and $3.4 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Restructuring and Other Charges
During the three months ended March 29, 2025 and March 30, 2024, the Company recorded restructuring and other charges of $7.8 million and $14.1 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash restructuring charges:
Severance and other personnel costs	$2,089	$11,346
Other restructuring costs	4,164	2,706
CEO transition costs	—	443
Total cash charges	6,253	14,495

Non-cash charges:
Asset write offs	1,579	1,878
CEO transition costs related to stock-based awards	—	(2,227)
Total non-cash charges	1,579	(349)

Total restructuring and other charges	$7,832	$14,146
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan ("2024 Restructuring Plan") which included a reduction in headcount. Since then approximately 440 employees have been notified. During the three months ended March 29, 2025 and March 30, 2024, the Company recorded restructuring cost of $2.1 million and $11.3 million, respectively. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits.
In addition, during the three months ended March 29, 2025 and March 30, 2024, the Company recorded restructuring costs of $5.7 million and $4.6 million, respectively. These charges consist of accelerated depreciation and write-offs on certain fixed assets, warehouse exit costs as well as write-offs on material liabilities at contract manufacturers due to discontinuation of programs.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents a roll-forward of cash restructuring-related liabilities associated with the 2024 Restructuring Plan, which is included within accounts payable and accrued expenses in the consolidated balance sheets (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 28, 2024	$1,925	$1,457	$338	$3,720
Charges	2,089	4,164	—	6,253
Cash payments	(2,694)	(63)	(222)	(2,979)
Balance as March 29, 2025	$1,320	$5,558	$116	$6,994
The Company expects the majority of the people-related balance to be paid within fiscal 2025.
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has two sublease agreements for space at its headquarters. At March 29, 2025, the Company's weighted average discount rate was 4.41%, while the weighted average remaining lease term was 4.92 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease cost	$1,456	$1,358
Variable lease cost	625	1,091
Sublease income	(479)	(370)
Net lease cost	$1,602	$2,079
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,485	$1,708
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$—	$—
Right-of-use asset reductions related to operating lease modifications (non-cash)	$—	$—
Maturities of operating lease liabilities and sublease payments were as follows as of March 29, 2025 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2025	$4,341	$(671)	$3,670
2026	5,880	(1,033)	4,847
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
2029	5,638	(1,129)	4,509
Thereafter	1,936	(385)	1,551
Total minimum lease payments	$28,584	$(5,378)	$23,206
Less: imputed interest	3,284
Present value of future minimum lease payments	$25,300
Less: current portion of operating lease liabilities (Note 8)	4,952
Long-term lease liabilities	$20,348

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of March 29, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$23,115	$—	$—
Restricted cash (Note 2)	40,003	—	—
Restricted cash, non-current (Note 2)	2,396	—	—
Derivative instruments (Note 10)	7	—	—
Total assets measured at fair value	$65,521	$—	$—

Liabilities:
Term loan (unpaid principal of $184,231) (Note 9)	$—	$—	$224,084
Derivative instruments (Note 10)	—	19	—
Total liabilities measured at fair value	$—	$19	$224,084

	Fair Value Measurements as of December 28, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$59,717	$—	$—
Restricted cash, current	1,259	—	—
Restricted cash, non-current (Note 2)	2,389	—	—
Derivative instruments (Note 10)	—	438	—
Total assets measured at fair value	$63,365	$438	$—

Liabilities:
Term loan (unpaid principal of $179,447 ) (Note 9)	$—	$—	$200,604
Total liabilities measured at fair value	$—	$—	$200,604
The following table provides a summary of changes in fair value of our Level 3 instrument for the three months ended March 29, 2025 (in thousands):

Balance as of December 28, 2024	$200,604
Change in fair value	23,480
Balance as of March 29, 2025	$224,084
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of March 29, 2025 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Fair value estimates using probability-weighted scenarios which include assumptions that are highly subjective and require judgements regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the three months ended March 29, 2025 (in thousands):

	Goodwill	Intangible assets
Balance as of December 28, 2024	$167,288	$3,212
Amortization	—	(136)
Effect of foreign currency translation	4,260	149
Balance as of March 29, 2025	$171,548	$3,225
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 29, 2025	December 28, 2024
Accrued returns and sales incentives	$24,901	$20,949
Accrued warranty	15,774	18,233
Accrued manufacturing and logistics cost	14,542	16,504
Accrued compensation and benefits	13,237	12,322
Accrued restructuring and other	6,994	4,219
Accrued taxes payable	6,583	9,641
Current portion of operating lease liabilities	4,952	4,897
Accrued interest	3,400	3,647
Accrued other	6,378	10,185
	$96,761	$100,597
9. Debt
Term Loan
On July 24, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million senior secured term loan credit facility (the "Term Loan"). Total proceeds from the Term Loan were $188.2 million, net of $11.8 million of debt issuance costs. The Term Loan had an original maturity date of July 24, 2026.
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
During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee was set aside in a restricted

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
account to be used for future repayments of the Term Loan subject to limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory in the third quarter of fiscal 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, on the day of such election, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash.
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Amendment Period"), the Company's covenant obligations to (1) provide a report and opinion of the auditor with respect to the Company's annual consolidated financial statements for fiscal year 2024 without a qualification regarding the Company's ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, the Company entered into Amendment No. 2 to the Credit Agreement, which extended the Initial Amendment Period to June 6, 2025 (the "Amendment Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period, provided that the Company is still obligated to comply with the Specified Covenants after the end of the Amendment Period and if the Company does not, an Event of Default will occur. See Note 2, Liquidity Risks and Uncertainties, for further information. In connection with Amendment No. 1, the Company returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that it elected to withdraw from such controlled account during the third quarter of fiscal 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Amendment Period. Amendment No. 1 also requires the Company to provide more frequent supplemental financial reporting to the Agent. Fees payable by the Company to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of the Company's common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share. These warrants were accounted for at fair value of $11.6 million on the issuance date and recorded as debt issuance cost in other expense, net on the consolidated statement of operations.
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
Upon initial issuance, the Company elected to account for the Term Loan under the fair value option. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Term Loan at fair value in its entirety versus bifurcation of the embedded features. The fair value of the Term Loan was determined using a discounted cash flow model which represents Level 3 measurements. The significant assumptions used in the discounted cash flow model include the amount and timing of future cash flows, expected interest rate volatility and the discount rate.
Under the fair value election, debt issuance costs are expensed as incurred, and the debt liability is subsequently valued at fair market value, including paid in kind interest, during each reporting period until its settlement.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company's outstanding debt as of March 29, 2025 was as follows (in thousands):

	Classification	Term Loan
Term Loan at fair value at December 28, 2024		$200,604
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive income	(2,485)
Remaining changes in fair value	Other expense, net	25,965
Term Loan at fair value as of March 29, 2025		$224,084
During the three months ended March 29, 2025 and March 30, 2024, the Company recorded $5.0 million and $5.5 million, respectively, of interest expense in other expense, net on the consolidated statements of operations related to the quarterly cash interest, $3.4 million of which is unpaid and included in accrued expenses on the consolidated balance sheet as of March 29, 2025. The interest expense was calculated using the rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread.
10. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. The Company exited its last cash flow hedges during February 2024. At March 29, 2025 and December 28, 2024, the Company had no outstanding cash flow hedges.
The Company enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically have maturities of approximately one month. Historically, the Company has used forward contracts but also may use option contracts as an alternative. At March 29, 2025 and December 28, 2024, the Company had outstanding foreign currency economic hedges with a total notional value of $13.5 million and $28.1 million, respectively.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	March 29, 2025	December 28, 2024
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$7	$438
Foreign currency forward contracts	Accrued expenses	19	—
(Losses) gains associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended
	Classification	March 29, 2025	March 30, 2024
(Loss) gain recognized in income	Other expense, net	$(325)	$1,265
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended
	March 29, 2025	March 30, 2024
Foreign currency forward contracts	$—	$3,213
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Gain recognized in earnings on cash flow hedging instruments
	Three Months Ended
	March 29, 2025	March 30, 2024
	Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$101,569	$150,014

Gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	$1,410	$4,886
11. Stockholders' Equity
ATM Equity Offering
In February 2024, the Company entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which the Company may offer and sell, from time to time, at the Company's option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. Under the ATM Agreement, shares will be offered and sold pursuant to an effective automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During the three months ended March 29, 2025, the Company did not sell any shares under the ATM Agreement. As of March 29, 2025, the Company had sold an aggregate of 1.9 million shares under the ATM Agreement, and received proceeds of $19.3 million, net of total issuance costs of $1.1 million incurred in connection with the ATM Agreement. During the three months ended March 29, 2025, the Company suspended any sales of its common stock pursuant to the ATM Agreement unless and until the Company files a new shelf registration statement on Form S-3 with the Securities and Exchange Commission.
Warrants
On March 11, 2025, in connection with Amendment No. 1 to the Credit Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 1,840,503 shares of the Company's common stock (equal to six percent of the Company's outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share and an expiration date of March 11, 2035.
The Company evaluated the issued warrants and concluded that they meet the criteria to be classified within stockholders' equity. These issued warrants (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. Accordingly, the warrants are accounted for at fair value of $11.6 million on the issuance date with no changes in fair value recognized after the issuance date. The warrants were valued using the Company's closing stock price on the date of issuance which is considered a Level 1 input within the fair value hierarchy.
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
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties agreed to transfer the case to the U.S. District Court for the District of Massachusetts. An amended complaint was filed on July 19, 2024. The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. On September 3, 2024, the Company filed a motion to dismiss with the Court. On January 27, 2025, the Court granted the Company's motion to dismiss and therefore dismissed the amended complaint with prejudice. On February 24, 2025, the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
plaintiff in this matter appealed the Court's dismissal to the U.S. Court of Appeals for the First Circuit, and on April 21, 2025, the plaintiff filed its opening appeal brief with the U.S. Court of Appeals for the First Circuit. On June 8, 2024, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the District of Massachusetts against the Company, certain of its current and former members of the Board, and certain of its officers, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. iRobot Corporation, et al., No. 1:24-cv-11498. The parties filed a stipulation staying this action until final resolution on the Motion to Dismiss. On May 1, 2025, the U.S. District Court for the District of Massachusetts issued an order closing the case for administrative purposes without entry of judgment, and any party may move to reopen the case after the related appellate proceedings for the Motion to Dismiss have concluded. Given the uncertainty of litigation, the preliminary stage of the shareholder derivative action and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 29, 2025 and December 28, 2024, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of period	$18,233	$24,625
Provision	1,946	3,047
Warranty claims	(4,405)	(6,064)
Balance at end of period	$15,774	$21,608
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
For the three months ended March 29, 2025 and March 30, 2024, the Company recorded an income tax expense of $0.5 million and $0.1 million, respectively. The Company's effective income tax rates were (0.5)% and 1.2% for the three months ended March 29, 2025 and March 30, 2024, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets.
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
The following table presents selected financial information with respect to the Company's single operating segment for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue	$101,569	$150,014
Less:
Cost of revenue	81,256	113,913
Research and development	14,686	33,878
Working marketing	7,590	6,705
Other selling and marketing	18,461	23,011
General and administrative	19,016	(53,711)
Restructuring and other	6,174	14,146
Amortization of intangible assets	136	172
Other expense, net	41,066	3,185
Income tax expense	457	108
Net (loss) income	$(87,273)	$8,607
Geographic Information
For the three months ended March 29, 2025 and March 30, 2024, sales to non-U.S. customers accounted for 59.2% and 54.1% of total revenue, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table provides information about revenue by geographical region (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
United States	$41,440	$68,896
EMEA	32,947	45,088
Japan	21,949	27,718
Other	5,233	8,312
Total revenue	$101,569	$150,014
Significant Customers
For the three months ended March 29, 2025 and March 30, 2024, the Company generated 17.8% and 20.2%, respectively, of total revenue from one of its retailers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations, new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of tariffs and our ability to reduce exposure to tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, our ability to continue as a going concern, the strategic review process initiated by our board of directors, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
In March 2025, we announced the largest new product launch in our history, which included a suite of new floor cleaning robots featuring elevated design, improved technology, advanced features and a new Roomba Home app. The Roomba 105 Vac Robot series features enhanced power-lifting suction while the Roomba 205 DustCompactor series introduces industry-leading innovation that stores debris. The Roomba Plus 405 Combo Robot + AutoWash Dock asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished. The majority of these new products were available to consumers in early April. In late April, we announced the Roomba Max 705 Vac Robot + AutoEmpty Dock.
Since 2023, our revenue performance has been impacted by lower orders from retailers and distributors due in part to a decline in consumer sentiment and resultant spending. Our 2024 performance was also impacted by incremental promotional spending to stimulate sell-through during the holiday season prior to our 2025 new product launches. As expected, performance during the first quarter of fiscal 2025 also included higher promotional activity as we worked to encourage sell-through of our legacy products before the full launch of our 2025 product lineup. Our total revenue for the three months ended March 29, 2025 was $101.6 million, a decline of $48.4 million, or 32.3%, from revenue of $150.0 million for the three months ended March 30, 2024. Geographically, domestic revenue declined by $27.5 million, or 39.9%, and international revenue declined by $21.0 million, or 25.9%. We are leveraging our brand and recently launched products with better design and more competitive features to improve our competitiveness in multiple price segments. During the first quarter of fiscal 2025, revenue associated with our newly launched suite of robots was limited and generated 23% of total revenue as we transition from our legacy products to the new products with limited availability in the channels during the first quarter of 2025.
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. In February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. As of April 9, 2025, the U.S. imposed an aggregate additional 145% on imports from China. Other recent policy updates include a 46% tariff on imports from Vietnam, which was subsequently paused for 90 days and replaced with a universal 10% tariff effective April 9, 2025. The U.S. tariff policies are continuing to evolve. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. In anticipation of tariff uncertainty with China, we have relocated production of our U.S. bound robots outside of China, mainly to Vietnam. Our accessories are sourced from manufacturers in China. We expect to relocate the manufacture of these accessories outside of China before the end of 2025. We estimate that the imposition of these new and additional tariffs will cause an increase in tariff costs of approximately $17.0 million during 2025. The estimated tariff impact assumes tariff rates of 10% from Vietnam and 170% from China for U.S. bound imports of robots and accessories, respectively.

Amendment to Credit Agreement
On March 11, 2025, we entered into Amendment No. 1 ("Amendment No. 1") to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Amendment Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which extended the Initial Amendment Period to June 6, 2025 (the "Amendment Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period; however, we are still obligated to comply with the Specified Covenants after the end of the Amendment Period and if we do not, unless the Lenders further extend such waiver by the end of the Amendment Period, an event of default will occur. The consolidated financial statements for the fiscal year ended December 28, 2024 included in our Annual Report on Form 10-K included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would have been in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for Amendment No. 1 and Amendment No. 2 described above. In connection with Amendment No. 1, we returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that we elected to withdraw from such controlled account during the third quarter of fiscal 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Amendment Period. Amendment No. 1 also requires us to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of our common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share.
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
On January 28, 2024, we and Amazon mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement effective as of such date. The termination of the Merger Agreement was approved by our Board of Directors. In accordance with the terms of the Termination Agreement, Amazon made a cash payment to us in the previously agreed amount of $94.0 million on January 29, 2024. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon, we made a payment of $18.8 million for professional fees incurred in connection with the Transactions. In accordance with the terms of the Credit Agreement, we applied $35.0 million to repay a portion of the Term Loan. The remaining $40.0 million of the Parent Termination Fee was set aside as restricted cash to be used for future repayments of the Term Loan subject to our limited ability to utilize such amounts at the discretion of the lenders for the purchase of inventory. The Parent Termination Fee received net of professional fees paid was $75.2 million and was recorded during the first quarter of fiscal 2024 as a benefit in operating expense, which is classified in general and administrative expenses on the consolidated statements of operations.

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating (loss) income and operating margin. During the three months ended March 29, 2025 and March 30, 2024, we had gross profit of $20.3 million and $36.1 million, gross margin of 20.0% and 24.1%, operating (loss) income of ($45.8) million and $11.9 million and operating margin of (45.0)% and 7.9%, respectively. A summary of key metrics and certain non-GAAP measures for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$101,569	$150,014

Non-GAAP Gross Profit	$22,317	$36,929
Non-GAAP Gross Margin	22.0%	24.6%

Non-GAAP Operating Loss	$(31,519)	$(39,951)
Non-GAAP Operating Margin	(31.0)%	(26.6)%

Total robot units shipped (in thousands)	410	456
Average gross selling prices for robot units	$296	$346

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
Debt issuance costs: Debt issuance costs include various incremental fees paid to third parties and warrants issued in connection with the issuance or amendment of debt.
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

The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands, except per share amounts)
GAAP Gross Profit	$20,313	$36,101
Stock-based compensation	346	828
Restructuring and other	1,658	—
Non-GAAP Gross Profit	$22,317	$36,929
GAAP Gross Margin	20.0%	24.1%
Non-GAAP Gross Margin	22.0%	24.6%

GAAP Operating (Loss) Income	$(45,750)	$11,900
Amortization of acquired intangible assets	136	172
Stock-based compensation	5,314	7,948
Net merger, acquisition and divestiture expense (income)	949	(74,117)
Restructuring and other	7,832	14,146
Non-GAAP Operating Loss	$(31,519)	$(39,951)
GAAP Operating Margin	(45.0)%	7.9%
Non-GAAP Operating Margin	(31.0)%	(26.6)%

GAAP Net (Loss) Income	$(87,273)	$8,607
Amortization of acquired intangible assets	136	172
Stock-based compensation	5,314	7,948
Net merger, acquisition and divestiture expense (income)	949	(74,117)
Restructuring and other	7,832	14,146
Loss on strategic investments	—	375
Debt issuance costs	13,009	239
Income tax effect	83	(409)
Non-GAAP Net Loss	$(59,950)	$(43,039)

GAAP Net (Loss) Income Per Diluted Share	$(2.84)	$0.30
Dilutive effect of non-GAAP adjustments	0.89	(1.83)
Non-GAAP Net Loss Per Diluted Share	$(1.95)	$(1.53)

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
The critical accounting policies affected most significantly by estimates and assumptions used in the preparation of our consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the Securities and Exchange Commission on March 12, 2025. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements.
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	78.4	75.9
Restructuring and other	1.6	—
Total cost of revenue	80.0	75.9
Gross profit	20.0	24.1
Operating expenses:
Research and development	14.5	22.6
Selling and marketing	25.6	19.8
General and administrative	18.7	(35.7)
Restructuring and other	6.1	9.4
Amortization of acquired intangible assets	0.1	0.1
Total operating expenses	65.0	16.2
Operating (loss) income	(45.0)	7.9
Other expense, net	(40.5)	(2.1)
(Loss) income before income taxes	(85.5)	5.8
Income tax expense	0.4	0.1
Net (loss) income	(85.9)%	5.7%
Comparison of Three Months Ended March 29, 2025 and March 30, 2024
Revenue

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Revenue	$101,569	$150,014	$(48,445)	(32.3)%
Revenue for the three months ended March 29, 2025 decreased $48.4 million to $101.6 million, or 32.3%, from $150.0 million for the three months ended March 30, 2024. The decrease was primarily attributable to a $27.5 million, or 39.9% decline in domestic revenue and a $21.0 million, or 25.9% decline in international revenue, which reflected decreases of 26.9% in EMEA and 20.8% in Japan compared to the three months ended March 30, 2024. The decrease in revenue was primarily related to the additional promotional activity to stimulate sell-through of our legacy products before the full launch of our 2025 product lineup. The decrease in revenue reflected a decrease of 10.1% in total robots shipped and a 14.5% decrease in gross average selling price for the three months ended March 29, 2025, compared to the three months ended March 30, 2024.

Cost of Product Revenue

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of product revenue	$79,598	$113,913	$(34,315)	(30.1)%
As a percentage of revenue	78.4%	75.9%
Cost of product revenue decreased to $79.6 million in the three months ended March 29, 2025, compared to $113.9 million in the three months ended March 30, 2024. The decrease was primarily driven by the 32.3% decrease in revenue, partially offset by product costs from our new products with a better cost profile.
Gross Profit

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Gross profit	$20,313	$36,101	$(15,788)	(43.7)%
Gross margin	20.0%	24.1%
Gross margin decreased to 20.0% in the three months ended March 29, 2025, compared to 24.1% in the three months ended March 30, 2024. Gross margin decreased 4.1 percentage points primarily driven by continued increases in promotional activities to stimulate sell-through of our legacy products before the launch of our 2025 product lineup. The decrease in gross margin is also due to lower leverage on our fixed cost due to decreased revenue, offset by better margin profile from our new product launches and lower depreciation costs. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth and seasonality of our business.
Research and Development

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Research and development	$14,686	$33,878	$(19,192)	(56.7)%
As a percentage of revenue	14.5%	22.6%
Research and development expenses decreased $19.2 million, or 56.7%, to $14.7 million (14.5% of revenue) in the three months ended March 29, 2025 from $33.9 million (22.6% of revenue) in the three months ended March 30, 2024. This decrease was primarily due to decreases of $15.3 million in people-related costs and $2.0 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $1.9 million in program-related costs during the three months ended March 29, 2025.
Selling and Marketing

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Selling and marketing	$26,051	$29,716	$(3,665)	(12.3)%
As a percentage of revenue	25.6%	19.8%
Selling and marketing expenses decreased $3.7 million, or 12.3%, to $26.1 million (25.6% of revenue) in the three months ended March 29, 2025 from $29.7 million (19.8% of revenue) in the three months ended March 30, 2024. This decrease was primarily attributable to a $3.4 million decrease in people-related costs associated with the lower headcount resulting from the 2024 operational restructuring plan.

General and Administrative

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
General and administrative	$19,016	$(53,711)	$72,727	(135.4)%
As a percentage of revenue	18.7%	(35.7)%
General and administrative expenses decreased $72.7 million, or 135.4%, to $19.0 million (18.7% of revenue) in the three months ended March 29, 2025, from $(53.7) million ((35.7)% of revenue) in the three months ended March 30, 2024. This decrease was primarily driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions during the three months ended March 30, 2024, as well as a decrease of $2.5 million in people-related costs associated with the lower headcount.
Restructuring and Other

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Cost of revenue	$1,658	$—	$1,658	—%
Operating expense	6,174	14,146	(7,972)	(56.4)%
Total restructuring and other	$7,832	$14,146	$(6,314)	(44.6)%
As a percentage of revenue	7.7%	9.4%
Restructuring and other expenses decreased $6.3 million, or 44.6%, to $7.8 million in the three months ended March 29, 2025, from $14.1 million in the three months ended March 30, 2024. Restructuring and other expenses for the three months ended March 29, 2025 and March 30, 2024 relate to the 2024 operational restructuring plan which began in March 2024. During the three months ended March 29, 2025 and March 30, 2024, we recorded $2.1 million and $11.3 million, respectively, of severance-related costs as well as other restructuring costs of $5.7 million and $4.6 million, respectively, associated with exit activities. During the three months ended March 30, 2024, we also recorded ($1.8) million associated with CEO transition costs.
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Operating expense	$136	$172	$(36)	(20.9)%
As a percentage of revenue	0.1%	0.1%
Amortization of acquired intangible assets relates to our customer relationships.
Other Expense, Net

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Interest income	$1,095	$2,269	$(1,174)	(51.7)%
Interest expense	(5,031)	(5,537)	506	(9.1)%
Changes in fair value of Term Loan	(25,965)	1,008	(26,973)	(2,675.9)%
Debt issuance costs	(13,009)	(239)	(12,770)	5,343.1%
Other	1,844	(686)	2,530	(368.8)%
Total other expense, net	$(41,066)	$(3,185)	$(37,881)	1,189.4%
As a percentage of revenue	(40.5)%	(2.1)%
Other expense, net increased $37.9 million, or 1,189.4%, to $41.1 million in the three months ended March 29, 2025 from $3.2 million in the three months ended March 30, 2024. This increase was primarily driven by the $27.0 million increase in the non-cash adjustment due to change in fair value of our Term Loan and a $12.8 million increase in debt issuance and amendment costs associated with our Term Loan.
Income Tax Expense

	Three Months Ended
	March 29, 2025	March 30, 2024	Dollar Change	Percent Change
	(Dollars in thousands)
Income tax expense	$457	$108	$349	323.1%
Effective income tax rate	(0.5)%	1.2%
We recorded income tax expense of $0.5 million for the three months ended March 29, 2025 and $0.1 million for the three months ended March 30, 2024. The income tax expense for the three months ended March 29, 2025 resulted in an effective income tax rate of (0.5)%. The $0.1 million income tax expense for the three months ended March 30, 2024 resulted in an effective income tax rate of 1.2%. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets.
Liquidity and Capital Resources
At March 29, 2025, our cash and cash equivalents were $69.9 million. We also had $42.4 million in restricted cash, $40.0 million of which is set aside for future repayment of the Term Loan subject to our limited ability to utilize such amounts at the discretion of the Lenders for the purchase of inventory in the third quarter of fiscal 2025. During the third quarter of fiscal 2024, we elected to draw down $40.0 million of the restricted cash, which we repaid to the restricted account in March 2025. See Note 9 to our consolidated financial statements for additional information. The remaining $2.4 million is used for collateral for our credit card program and to secure outstanding letters of credit and is included in other assets on the consolidated balance sheet. Our working capital, which represents our total current assets less total current liabilities including the Term Loan, was ($193.7) million as of March 29, 2025, compared to $70.3 million as of December 28, 2024. Cash and cash equivalents held by our foreign subsidiaries totaled $14.3 million as of March 29, 2025. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of March 29, 2025.
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
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Vietnam to our customers or, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash used in operating activities
Net cash used in operating activities for the three months ended March 29, 2025 was $26.5 million, of which the principal components were our net loss of $87.3 million, offset by the non-cash charges of $47.8 million and cash inflow of $13.0 million from changes in working capital. The change in working capital was driven by net cash inflows of $20.2 million from accounts receivable and $7.4 million from inventory, partially offset by net cash outflows of $9.6 million from accounts payable and $8.1 million from accrued expenses and other liabilities. During the three months ended March 30, 2024, the net cash used in operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million in first quarter of fiscal 2024, as a result of the termination of the Merger Agreement.
Cash used in investing activities
Net cash used in investing activities for the three months ended March 29, 2025 was $0.01 million and related to the purchase of investments.

Cash used in financing activities
Net cash used in financing activities for the three months ended March 29, 2025 was $0.1 million and related to the payment to cover employee tax withholdings upon vesting of restricted stock.
Debt
Term Loan
On July 24, 2023, we entered into the Credit Agreement by and among us, as borrower, each lender from time to time party thereto and TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent, providing for a $200.0 million Term Loan. During fiscal 2023, we received total proceeds from the Term Loan of $188.2 million, net of $11.8 million of debt issuance costs. During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan. The Term Loan matures on July 24, 2026 with additional terms more fully described in Note 9 to our consolidated financial statements.
On March 11, 2025, we entered into Amendment No. 1 to our Credit Agreement. Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025, the Specified Covenants. On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement, which extended the waiver period to June 6, 2025. Additional terms of Amendment No. 1 and Amendment No. 2 are more fully described in Note 9 to our consolidated financial statements.
Lines of Credit
As of March 29, 2025, we had letters of credit outstanding of $1.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
We have an unsecured guarantee line of credit with Mizuho, Bank Ltd., available to fund import tax payments up to an aggregate outstanding amount of 250.0 million Japanese Yen. As of March 29, 2025, we had no outstanding balance under the guarantee line of credit.
ATM Equity Offering
In February 2024, we entered into an ATM Equity Offering Sales Agreement (the "ATM Agreement") with BofA Securities, Inc. ("BofA") pursuant to which we may offer and sell, from time to time, at our option, up to an aggregate of $100.0 million in shares of Common Stock through BofA, as sales agent, in an "at the market" offering. Under the ATM Agreement, shares will be offered and sold pursuant to an effective automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. BofA will receive a commission up to 3.00% of the aggregate gross sales proceeds of any Common Stock sold through BofA under the ATM Agreement.
During the three months ended March 29, 2025, we did not sell any shares under the ATM Agreement. As of March 29, 2025, we have sold an aggregate of 1.9 million shares under the ATM Agreement, and received proceeds of $19.3 million, net of total issuance costs of $1.1 million incurred in connection with the ATM Agreement. During the three months ended March 29, 2025, we suspended any sales of our common stock pursuant to the ATM Agreement unless and until we file a new shelf registration statement on Form S-3 with the Securities and Exchange Commission.
Liquidity Risks and Uncertainties
As part of our quarterly assessment completed during the fourth quarter of fiscal 2024, management considered and assessed our ability to continue as a going concern for the 12 months from the date of issuance of the consolidated financial statements. Management's assessment included the preparation of cash flow forecasts considering the annualized savings from the completed restructuring actions and improved cash flow from operations driven by the launch of a suite of new products beginning in March 2025. While management's cash flow forecast showed sufficient cash and core assets to allow us to maintain our debt covenant compliance, as well as our liquidity and operations in the ordinary course for at least 12 months from the issuance of the consolidated financial statements, the forecast depended heavily on the assumption of a successful new product launch in 2025 achieving topline growth and improved profitability.
There can be no assurance that the new product launches will be successful due to potential factors, including, but not limited to: continued reduced demand for our products due to consumer sentiment or competition; challenging macroeconomic conditions that further constrain consumer demand; uncertainties surrounding tariff policy imposed by the U.S. Presidential administration; and we may continue to experience adverse impacts to revenue and profitability. Given these uncertainties and the implication they may have on the projected cash flow if materialized, there was substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
On March 11, 2025, we entered into Amendment No. 1 to the Credit Agreement. Pursuant to Amendment No. 1, the lenders waived, until May 6, 2025, any event of default under the Credit Agreement arising out of our non-compliance with covenants relating to (1) the Going Concern Covenant and (2) the Minimum Core Assets Covenant. On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement, which extended the waiver period to June 6, 2025.
As of March 29, 2025, absent further waiver of the breach of the Going Concern Covenant by the lenders, we would have been in default under the Credit Agreement on May 6, 2025, which may have resulted in the termination of the Credit Agreement and acceleration of the repayment obligation of the Term Loan. Therefore, we reclassified the Term Loan into current liabilities on the consolidated balance sheet. As of March 29, 2025, the fair value of the Term Loan was $224.1 million, which significantly exceeded our available cash and cash equivalents and there continues to be substantial doubt about the Company's ability to continue as a going concern. See Item 1A. Risk Factors below for additional information regarding the potential impact of an event of default under the Credit Agreement.
During the first quarter of fiscal 2025, our Board of Directors initiated a formal strategic review to evaluate a broad range of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. We remain actively engaged in ongoing collaborative and constructive discussions with our primary lender while the Board continues its strategic review process. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition without rehiring activity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
The disclosure of our contractual obligations and commitments is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 28, 2024. Our principal commitments generally consist of obligations under the Term Loan, leases for office space, inventory related purchase obligations, and minimum contractual obligations. Other obligations consist primarily of subscription services.
As of March 29, 2025, we had outstanding purchase orders aggregating approximately $138.0 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $76.9 million related to inventory purchases at our contract manufacturers, of which $32.8 million are not cancellable without penalty.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Sensitivity
Our international revenue and expenses are denominated in multiple currencies, including British Pounds, Canadian Dollars, Chinese Renminbi, Euros and Japanese Yen. As such, we have exposure to changes in exchange rates associated with the revenue and operating expenses of our foreign operations. Any fluctuations in other currencies will have minimal direct impact on our international revenue.

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
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of approximately one month. At March 29, 2025 and December 28, 2024, we had outstanding economic hedges with a total notional value of $13.5 million and $28.1 million, respectively.
Based on transactions denominated in currencies other than the U.S. dollar as of March 29, 2025, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $4 million for the three months ended March 29, 2025.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that have materially affected and could in the future materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 28, 2024, other than as set forth below:
We cannot assure you that our ongoing review of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of this review may adversely impact our business.
On March 12, 2025, we announced that our board of directors is conducting a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. This review process is ongoing, and there can be no assurance that it will result in any transaction or outcome. Whether the process will result in any transactions, our ability to complete any such transaction, and if our board of directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business, regulatory approvals, market conditions, and industry trends. Potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty's stockholders. Furthermore, any strategic transaction into which we enter may be delayed or may ultimately not be consummated as a result of regulatory reviews (which may include domestic and foreign antitrust, CFIUS or other regulatory agency reviews) and determinations or other factors.
The price of our common stock decreased significantly following our public announcement of our 2024 financial results and the initiation of our review of strategic alternatives and may be further adversely affected if the strategic review process does not result in transactions or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders. Our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome.
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
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the “Agent”) and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Amendment Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant") and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement, which extended the Initial Amendment Period to June 6, 2025 (the "Amendment Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Amendment Period; however, we are still obligated to comply with the Specified Covenants after the end of the Amendment Period and if we do not, unless the Lenders further extend such waiver by the end of the Amendment Period, an event of default will occur.
The auditor report on the consolidated financial statements for the fiscal year ended December 28, 2024 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would be in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for the waiver of breach during the Amendment Period as described above. The earliest we would be able to regain compliance with the Going Concern Covenant is upon the filing of our Annual Report on Form 10-K for the year ending January 3, 2026, which we do not anticipate will be filed until March 2026. As a result, we are dependent on continued waivers from the Lenders to avoid an event of default related to the Going Concern Covenant, which waivers are in the Lenders' sole discretion. We cannot assure you that the Lenders will provide any additional waiver of compliance with the Specified Covenants by the end of the Amendment Period.
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
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. For example, in February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. In April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. The imposition of these new or additional tariffs or other trade barriers may significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may make our products less competitive in certain markets where our competitors are unconstrained by such tariffs, and may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. We continue to monitor the impact of these tariffs, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global consumer products industry, supply chains worldwide, and other political and macroeconomic conditions. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
Changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. These tariffs, and other governmental action relating to international trade agreements or policies, may directly or indirectly adversely impact demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, may adversely impact our business, financial condition and results of operations. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy, whether exclusions will be continued or reinstated, or the terms of any new trade agreements or their impacts on our business. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. The new tariff increases on imports to the United States, including from China and Vietnam, should they be implemented and sustained for an extended period of time, would have a significant adverse effect on our supply chain and financial and operating results. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

In response to international trade policy, as well as other risks associated with concentrated manufacturing in China, in 2023 we relocated a meaningful portion of our supply chain from China to Vietnam. We plan on manufacturing only a limited number of accessories in China that are U.S. bound, and no robots. Over time, we anticipate relocating the manufacture of these remaining accessories outside of China. Such relocation activities increase costs and risks associated with establishing new manufacturing facilities, and any additional or increased tariffs, including tariffs imposed on imports from Vietnam, may nonetheless result in compression on our margin on products sold and pricing pressures on our products. Any additional or increased tariffs may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
Item 5. Other Information
(c) Insider Trading Arrangements
During the fiscal quarter ended March 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

4.1	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed March 12, 2025).

10.1
Amendment No. 1 to Credit Agreement, dated as of March 11, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 12, 2025).

10.2† *	Form of Executive Bonus Letter Agreement.

10.3† *	Executive Sale Bonus Plan.

10.4*	Independent Director Agreement, dated as of March 10, 2025, by and between the Company and Neal P. Goldman.

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or any compensatory plan, contract or arrangement.
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

iROBOT CORPORATION

Date: May 6, 2025	By:	/s/ Karian Wong
Karian Wong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)