Form 10-Q
period 2025-06-28
IROBOT CORP
filed 2025-08-07
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2025 was 31,367,897.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2025

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$40,568	$134,303
Restricted cash	36,000	1,259
Accounts receivable, net	56,072	49,865
Inventory	88,236	76,029
Other current assets	23,903	27,046
Total current assets	244,779	288,502
Property and equipment, net	10,959	15,835
Operating lease right-of-use assets	12,995	14,322
Deferred tax assets	10,403	9,817
Goodwill	182,449	167,288
Intangible assets, net	3,274	3,212
Other assets	15,461	17,161
Total assets	$480,320	$516,137
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$166,785	$106,367
Accrued expenses	76,859	100,597
Deferred revenue and customer advances	9,773	11,280
Term loan	203,186	—
Total current liabilities	456,603	218,244
Term loan	—	200,604
Operating lease liabilities	19,069	21,598
Other long-term liabilities	12,340	14,452
Total long-term liabilities	31,409	236,654
Total liabilities	488,012	454,898
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,308 and 30,629 shares issued and outstanding, respectively	313	306
Additional paid-in capital	359,460	333,188
Accumulated deficit	(360,894)	(250,813)
Accumulated other comprehensive loss	(6,571)	(21,442)
Total stockholders' (deficit) equity	(7,692)	61,239
Total liabilities and stockholders' (deficit) equity	$480,320	$516,137
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$127,558	$166,361	$229,127	$316,375
Cost of revenue:
Cost of product revenue	89,259	138,895	168,857	252,808
Restructuring and other	—	—	1,658	—
Total cost of revenue	89,259	138,895	170,515	252,808
Gross profit	38,299	27,466	58,612	63,567
Operating expenses:
Research and development	13,766	23,230	28,453	57,108
Selling and marketing	39,003	39,980	65,054	69,696
General and administrative	21,069	16,926	40,085	(36,785)
Restructuring and other	1,032	8,230	7,206	22,377
Amortization of acquired intangible assets	145	168	280	339
Total operating expenses	75,015	88,534	141,078	112,735
Operating loss	(36,716)	(61,068)	(82,466)	(49,168)
Other income (expense), net	13,385	(8,849)	(27,680)	(12,034)
Loss before income taxes	(23,331)	(69,917)	(110,146)	(61,202)
Income tax (benefit) expense	(523)	729	(65)	837
Net loss	$(22,808)	$(70,646)	$(110,081)	$(62,039)
Net loss per share:
Basic	$(0.68)	$(2.41)	$(3.41)	$(2.16)
Diluted	$(0.68)	$(2.41)	$(3.41)	$(2.16)
Number of shares used in per share calculations:
Basic	33,410	29,309	32,259	28,740
Diluted	33,410	29,309	32,259	28,740
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(22,808)	$(70,646)	$(110,081)	$(62,039)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	12,842	(869)	19,532	(8,095)
Net unrealized gains on cash flow hedges	—	—	—	3,213
Net losses (gains) on cash flow hedge reclassified into earnings	644	(3,422)	(766)	(8,308)
Change in fair value of term loan due to instrument-specific credit risk	(6,380)	1,968	(3,895)	(1,121)
Total comprehensive loss	$(15,702)	$(72,969)	$(95,210)	$(76,350)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Deficit
	Shares	Value
Balance at March 29, 2025	31,106	$311	$350,659	$(338,086)	$(13,677)	$(793)
Vesting of restricted stock units	247	2	(2)			—
Stock-based compensation			3,763			3,763
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(45)	—	(174)			(174)
Issuance of warrants (Note 11)			5,214			5,214
Other comprehensive income					7,106	7,106
Net loss				(22,808)		(22,808)
Balance at June 28, 2025	31,308	$313	$359,460	$(360,894)	$(6,571)	$(7,692)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity (Deficit)
	Shares	Value
Balance at December 28, 2024	30,629	$306	$333,188	$(250,813)	$(21,442)	$61,239
Vesting of restricted stock units	736	7	(7)			—
Stock-based compensation			9,076			9,076
Restructuring cost related to stock-based awards			632			632
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(57)	—	(257)			(257)
Issuance of warrants (Note 11)			16,828			16,828
Other comprehensive income					14,871	14,871
Net loss				(110,081)		(110,081)
Balance at June 28, 2025	31,308	$313	$359,460	$(360,894)	$(6,571)	$(7,692)

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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net loss	$(110,081)	$(62,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,385	11,116
(Gain) loss on equity investment	(394)	375
Stock-based compensation	9,076	12,458
Provision for inventory excess and obsolescence	1,015	11,715
Change in fair value of term loan	2,687	4,746
Debt issuance costs expensed under fair value option	16,828	477
Deferred income taxes, net	292	(1,682)
Other	3,112	(3,858)
Changes in operating assets and liabilities — (use) source
Accounts receivable	(3,735)	9,240
Inventory	(12,816)	35,848
Other assets	5,700	26,117
Accounts payable	59,428	(63,875)
Accrued expenses and other liabilities	(32,114)	(871)
Net cash used in operating activities	(56,617)	(20,233)
Cash flows from investing activities:
Additions of property and equipment	—	(118)
Purchase of investments	(14)	(46)
Net cash used in investing activities	(14)	(164)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(257)	(463)
Proceeds from issuance of common stock, net of issuance costs	—	17,942
Repayment of term loan	(4,000)	(34,947)
Payment of debt issuance costs	—	(477)
Net cash used in financing activities	(4,257)	(17,945)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,914	853
Net decrease in cash, cash equivalents and restricted cash	(58,974)	(37,489)
Cash, cash equivalents and restricted cash, at beginning of period	137,951	187,887
Cash, cash equivalents and restricted cash, at end of period	$78,977	$150,398

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$40,568	$108,513
Restricted cash	36,000	40,543
Restricted cash, non-current (included in other assets)	2,409	1,342
Cash, cash equivalents and restricted cash, at end of period	$78,977	$150,398
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
Liquidity Risks and Uncertainties
As part of its quarterly assessment completed during the fourth quarter of fiscal 2024 in its Annual Report on Form 10-K, management concluded that there was substantial doubt about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived, until May 6, 2025 (the "Initial Waiver Period"), the Company's obligation to

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
comply with the Company's covenant obligations to (1) provide a report and opinion of the auditor with respect to the Company's annual consolidated financial statements for fiscal year 2024 without a qualification regarding the Company's ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, the Company entered into Amendment No. 2 to the Credit Agreement which extended the Initial Waiver Period to June 6, 2025, and on June 5, 2025, the Company entered into Amendment No. 3 to the Credit Agreement which further extended the Initial Waiver Period to August 14, 2025. On August 6, 2025, the Company entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025.
The iRobot Board of Directors initiated and continues its formal strategic review to evaluate a broad range of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing the Company's debt. The Company remains actively engaged in ongoing collaborative and constructive discussions with its primary lender while the Board continues its strategic review process. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within the Company's control to maintain its liquidity and operations include optimizing its production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition.
As of June 28, 2025, the fair value of the Term Loan was $203.2 million, which significantly exceeded the Company's available cash and cash equivalents and there continues to be substantial doubt about the Company's ability to continue as a going concern. Absent further waiver of the breach of the Specified Covenants by the lenders, the Company expects to be in default under the Credit Agreement on September 19, 2025 unless there is a favorable resolution from the strategic review. If the Company is in default under the Credit Agreement and the Company's lenders accelerate the repayment obligations with respect to the outstanding loans, the Company expects that it would be unable to repay its obligations under the Credit Agreement, may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely lose all of their investment in the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds. Accordingly, its cash and cash equivalents are subject to minimal market risk. At June 28, 2025 and December 28, 2024, cash and cash equivalents totaled $40.6 million and $134.3 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
The Company's restricted cash balance totaled $38.4 million as of June 28, 2025, $36.0 million of which was set aside for future repayment of the Term Loan subject to the limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash which was repaid to the restricted account in March 2025. During the three months ended June 28, 2025, in connection with Amendment No. 3, the Company made a $4.0 million principal repayment to the Term Loan from the restricted cash account. On July 29, 2025, with the lenders' consent, the Company drew down an additional $10.0 million of the $36.0 million remaining in the restricted cash account. See Note 9, Debt, for additional information. The other $2.4 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At June 28, 2025 and December 28, 2024, the Company had an allowance for credit losses of $3.0 million.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. During the three months ended June 28, 2025, the Company did not identify any triggering events. All goodwill is allocated to the Company's one reporting unit which had a negative carrying value as of June 28, 2025.
The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events identified on the long-lived assets during the three months ended June 28, 2025.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. Changes in fair value of non-marketable equity investments are recorded in other income (expense), net on the consolidated statements of operations. At June 28, 2025 and December 28,

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
2024, the Company's equity securities without readily determinable fair values totaled $10.9 million and $11.1 million, respectively and are included in other assets on the consolidated balance sheets.
Warrants
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, "Distinguishing Liabilities from Equity," and ASC 815, "Derivatives and Hedging." Warrants classified as equity are recorded at fair value as of the date of issuance and no further adjustments to their valuation are made. Warrants classified as derivative liabilities that require separate accounting as liabilities are recorded at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. See Note 11, Stockholders' Equity, for additional information.
Other Income (Expense), net
The following table provides information about other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income	$793	$2,623	$1,888	$4,892
Interest expense	(5,099)	(5,398)	(10,130)	(10,936)
Changes in fair value of Term Loan	23,278	(5,754)	(2,687)	(4,746)
Debt issuance costs (1)	(5,627)	(238)	(18,636)	(477)
Other	40	(82)	1,885	(767)
Total other income (expense), net	$13,385	$(8,849)	$(27,680)	$(12,034)
(1)Includes the fair value of $5.2 million and $16.8 million on warrants issued during the three and six months ended June 28, 2025, respectively. See Note 11, Stockholders' Equity, for additional information.
Net Loss Per Share
Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been antidilutive.
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(22,808)	$(70,646)	$(110,081)	$(62,039)
Weighted-average shares outstanding	33,410	29,309	32,259	28,740
Basic and diluted loss per share	$(0.68)	$(2.41)	$(3.41)	$(2.16)
Employee stock awards and warrants together representing approximately 4.4 million and 4.1 million weighted average shares of common stock for the three months ended June 28, 2025 and June 29, 2024, respectively, and approximately 2.5 million and 3.3 million shares for the six months ended June 28, 2025 and June 29, 2024, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.
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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 28, 2025 and December 28, 2024 was $9.2 million and $12.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of June 28, 2025, the Company had reserves for product returns of $9.2 million and other credits and incentives of $30.3 million. As of December 28, 2024, the Company had reserves for product returns of $14.6 million and other credits and incentives of $64.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and six months ended June 28, 2025 and June 29, 2024, changes to these estimates related to performance obligations satisfied in prior periods were not material.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$56,441	$84,364	$97,881	$153,260
EMEA	33,253	39,894	66,200	84,982
Japan	29,424	27,818	51,373	55,536
Other	8,440	14,285	13,673	22,597
Total revenue	$127,558	$166,361	$229,127	$316,375

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	June 28, 2025	December 28, 2024
Accounts receivable, net	$56,072	$49,865
Contract liabilities	13,708	16,353
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During the three months ended June 28, 2025 and June 29, 2024, the Company recognized $4.8 million and $3.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the six months ended June 28, 2025 and June 29, 2024, the Company recognized $10.7 million and $6.1 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Restructuring and Other Charges
During the three months ended June 28, 2025 and June 29, 2024, the Company recorded restructuring and other charges of $1.0 million and $8.2 million, respectively, in the consolidated statements of operations. During the six months ended June 28, 2025 and June 29, 2024, the Company recorded restructuring and other charges of $8.9 million and $22.4 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash restructuring charges:
Severance and other personnel costs	$622	$4,854	$2,711	$16,201
Other restructuring costs	421	279	4,584	2,985
CEO transition costs	—	1,076	—	1,519
Total cash charges	1,043	6,209	7,295	20,705

Non-cash charges:
Asset write offs	(11)	871	1,569	2,749
CEO transition costs related to stock-based awards	—	1,150	—	(1,077)
Total non-cash charges	(11)	2,021	1,569	1,672

Total restructuring and other charges	$1,032	$8,230	$8,864	$22,377
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan ("2024 Restructuring Plan") which included a reduction in headcount of approximately 440 employees. During the three months ended June 28, 2025 and June 29, 2024, the Company recorded restructuring costs of $0.6 million and $4.9 million, respectively. During the six months ended June 28, 2025 and June 29, 2024, the Company recorded restructuring costs of $2.7 million and $16.2 million, respectively. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits. The Company does not expect any further material restructuring charges under the 2024 Restructuring Plan.
In addition, during the three months ended June 28, 2025 and June 29, 2024, the Company recorded other restructuring costs of $0.4 million and $1.2 million, respectively. During the six months ended June 28, 2025 and June 29, 2024, the Company recorded other restructuring costs of $6.2 million and $5.7 million, respectively. These charges consist of accelerated depreciation and write-offs on certain fixed assets, warehouse exit costs, write-offs on material liabilities at contract manufacturers due to discontinuation of programs, as well as other costs associated with rightsizing its global real estate footprint.
In conjunction with the termination of the Merger Agreement, Colin Angle, the Company's then-Chief Executive Officer, stepped down as an officer of the Company and from his position as chairman of the Board effective January 28, 2024. The Board appointed Glen D. Weinstein, the Company's then Executive Vice President and Chief Legal Officer, as Interim Chief

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table presents a roll-forward of cash restructuring-related liabilities associated with the 2024 Restructuring Plan, which is included within accounts payable and accrued expenses in the consolidated balance sheets (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 28, 2024	$1,925	$1,457	$338	$3,720
Charges	2,711	4,584	—	7,295
Cash payments	(3,315)	(281)	(321)	(3,917)
Balance as June 28, 2025	$1,321	$5,760	$17	$7,098
The Company expects the majority of the people-related balance to be paid within fiscal 2025.
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has two sublease agreements for space at its headquarters. In addition, as of July 22, 2025, the Company has amended the lease for its headquarters to provide the landlord with the right to take back space under certain circumstances. At June 28, 2025, the Company's weighted average discount rate was 4.39%, while the weighted average remaining lease term was 4.69 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$1,433	$1,203	$2,889	$2,561
Variable lease cost	658	862	1,283	1,953
Sublease income	(445)	(621)	(924)	(991)
Right-of-use asset impairment	—	867	—	867
Net lease cost	$1,646	$2,311	$3,248	$4,390
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,868	$1,534	$3,353	$3,242
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$—	$811	$—	$811
Right-of-use asset reductions related to operating lease modifications (non-cash)	$—	$(1,883)	$—	$(1,883)

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Maturities of operating lease liabilities and sublease payments were as follows as of June 28, 2025 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2025	$2,485	$(467)	$2,018
2026	5,896	(1,033)	4,863
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
2029	5,638	(1,129)	4,509
Thereafter	1,936	(385)	1,551
Total minimum lease payments	$26,744	$(5,174)	$21,570
Less: imputed interest	3,054
Present value of future minimum lease payments	$23,690
Less: current portion of operating lease liabilities (Note 8)	4,621
Long-term lease liabilities	$19,069

6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of June 28, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,816	$—	$—
Restricted cash (Note 2)	36,000	—	—
Restricted cash, non-current (Note 2)	2,409	—	—
Total assets measured at fair value	$67,225	$—	$—

Liabilities:
Term loan (unpaid principal of $181,384) (Note 9)	$—	$—	$203,186
Total liabilities measured at fair value	$—	$—	$203,186

	Fair Value Measurements as of December 28, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$59,717	$—	$—
Restricted cash, current	1,259	—	—
Restricted cash, non-current (Note 2)	2,389	—	—
Derivative instruments (Note 10)	—	438	—
Total assets measured at fair value	$63,365	$438	$—

Liabilities:
Term loan (unpaid principal of $179,447 ) (Note 9)	$—	$—	$200,604
Total liabilities measured at fair value	$—	$—	$200,604

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table provides a summary of changes in fair value of our Level 3 instrument for the six months ended June 28, 2025 (in thousands):

Balance as of December 28, 2024	$200,604
Repayment	(4,000)
Change in fair value	6,582
Balance as of June 28, 2025	$203,186
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of June 28, 2025 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Fair value estimates using probability-weighted scenarios which include assumptions that are highly subjective and require judgements regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates.
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the six months ended June 28, 2025 (in thousands):

	Goodwill	Intangible assets
Balance as of December 28, 2024	$167,288	$3,212
Amortization	—	(280)
Effect of foreign currency translation	15,161	342
Balance as of June 28, 2025	$182,449	$3,274
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 28, 2025	December 28, 2024
Accrued manufacturing and logistics cost	$17,280	$16,504
Accrued returns and sales incentives	16,747	20,949
Accrued warranty	12,559	18,233
Accrued compensation and benefits	10,185	12,322
Current portion of operating lease liabilities	4,621	4,897
Accrued taxes payable	3,905	9,641
Accrued interest	3,456	3,647
Accrued restructuring and other	2,919	4,219
Accrued other	5,187	10,185
	$76,859	$100,597
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
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. A portion of each spread equal to 2.5% is paid in kind by capitalizing such option into principal of the Term Loan. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. As of June 28, 2025, the minimum guaranteed return rate was 1.5x, and the minimum guaranteed

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
return rate increased to 1.7x on July 23, 2025. The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions.
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
During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee was set aside in a restricted account to be used for future repayments of the Term Loan subject to limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory in the third quarter of fiscal 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, on the day of such election, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash, which was repaid to the restricted account in March 2025.
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Waiver Period"), the Company's covenant obligations to (1) provide a report and opinion of the auditor with respect to the Company's annual consolidated financial statements for fiscal year 2024 without a qualification regarding the Company's ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, the Company entered into Amendment No. 2 to the Credit Agreement, which extended the Initial Waiver Period to June 6, 2025. In connection with Amendment No. 1, the Company returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that it elected to withdraw from such controlled account during the third quarter of fiscal 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Initial Waiver Period. Amendment No. 1 also required the Company to provide more frequent supplemental financial reporting to the Agent. Fees payable by the Company to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which was paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of the Company's common stock (equal to six percent of its outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share. These warrants were accounted for at fair value of $11.6 million on the issuance date and recorded as debt issuance cost in other income (expense), net on the consolidated statement of operations.
On June 5, 2025, the Company entered into Amendment No. 3 to the Credit Agreement, which further extended the Initial Waiver Period to August 14, 2025. Fees payable by the Company to the Lenders in connection with Amendment No. 3 included (1) $4.0 million in cash held in the restricted cash account, which was entirely applied to reduce the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 3 warrants to purchase an aggregate of 1,556,323 shares of the Company's common stock (equal to five percent of its outstanding common stock as of June 4, 2025), with an exercise price of $0.01 per share. These warrants were accounted for at fair value of $5.2 million on the issuance date and recorded as debt issuance cost in other income (expense), net on the consolidated statement of operations.
On August 6, 2025, the Company entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025 (the "Extended Waiver Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period, provided that the Company is still obligated to comply with the Specified Covenants after the end of the Extended Waiver Period and if it does not, unless the Lenders further extend such waiver by the end of the Extended Waiver Period, an Event of Default will occur. See Note 2, Liquidity Risks and Uncertainties, for further information.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company's outstanding debt as of June 28, 2025 was as follows (in thousands):

	Classification	Term Loan
Term Loan at fair value at December 28, 2024		$200,604
Repayment		(4,000)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive loss	3,895
Remaining changes in fair value	Other expense	2,687
Term Loan at fair value as of June 28, 2025		$203,186
During the three and six months ended June 28, 2025, the Company recorded $5.1 million and $10.1 million of interest expense, respectively, related to the quarterly cash interest. During the three and six months ended June 29, 2024, the Company recorded $5.4 million and $10.9 million of interest expense, respectively, related to the quarterly cash interest. These interest expenses were recorded in other income (expense), net on the consolidated statements of operations. As of June 28, 2025, $3.5 million of interest expense is unpaid and included in accrued expenses on the consolidated balance sheet. The interest expense was calculated using the rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread.
10. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. The Company exited its last cash flow hedges during February 2024. At June 28, 2025 and December 28, 2024, the Company had no outstanding cash flow hedges.
The Company enters into economic hedges that were not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically had maturities of approximately one month. Historically, the Company has used forward contracts but also may use option contracts as an alternative. At June 28, 2025 the Company had no outstanding foreign currency economic hedges. At December 28, 2024, the Company had outstanding foreign currency economic hedges with a total notional value of $28.1 million.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	June 28, 2025	December 28, 2024
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$438

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Losses) gains associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Classification	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(Loss) gain recognized in income	Other income (expense), net	$(205)	$82	$(530)	$1,347
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency forward contracts	$—	$—	$—	$3,213
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	(Loss) gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$127,558	$166,361	$229,127	$316,375

(Loss) gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI into earnings	$(644)	$3,422	$766	$8,308

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
During the first quarter of fiscal 2025, the Company suspended any sales of its common stock pursuant to the ATM Agreement unless and until the Company files a new shelf registration statement on Form S-3 with the Securities and Exchange Commission. As of December 28, 2024, the Company had sold an aggregate of 1.9 million shares under the ATM Agreement, and received proceeds of $19.3 million, net of total issuance costs of $1.1 million incurred in connection with the ATM Agreement.
Warrants
On March 11, 2025, in connection with Amendment No. 1 to the Credit Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 1,840,503 shares of the Company's common stock (equal to six percent of the Company's outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share and an expiration date of March 11, 2035. On June 5, 2025, in connection with Amendment No. 3 to the Credit Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 1,556,323 shares of common stock (equal to five percent of the Company's outstanding common stock as of June 4, 2025), with an exercise price of $0.01 per share and an expiration date of June 5, 2035.
The Company evaluated the issued warrants and concluded that they meet the criteria to be classified within stockholders' equity. These issued warrants (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. Accordingly, the warrants in connection with Amendment No. 1 and Amendment No. 3 are accounted for at fair value of $11.6 million and $5.2 million, respectively, on the issuance dates. There are no changes in fair value recognized after their issuance dates. The warrants were valued using the Company's closing stock price on the dates of issuance which is considered a Level 1 input within the fair value hierarchy.
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
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties agreed to transfer the case to the U.S. District Court for the District of Massachusetts. An amended complaint was filed on July 19, 2024. The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. On September 3, 2024, the Company filed a motion to dismiss with the Court. On January 27, 2025, the Court granted the Company's motion to dismiss and therefore dismissed the amended complaint with prejudice. On February 24, 2025, the plaintiff in this matter appealed the Court's dismissal to the U.S. Court of Appeals for the First Circuit, and on April 21, 2025, the plaintiff filed its opening appeal brief with the U.S. Court of Appeals for the First Circuit. On June 3, 2025, the Company filed its response brief, and on July 3, 2025, the plaintiff filed its reply brief. Oral argument is scheduled for September 8, 2025.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
On July 7, 2025, purported Company shareholder Vinayak Savant filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers, captioned Vinayak Savant v. iRobot Corporation, et al., No. 1:25-cv-05563. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company's financial performance and ability to operate on a standalone basis following the termination of the Merger in January 2024. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified other further relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 28, 2025 and December 28, 2024, respectively.
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$15,774	$21,608	$18,233	$24,625
Provision	1,644	2,998	3,590	6,045
Warranty claims	(4,859)	(4,841)	(9,264)	(10,905)
Balance at end of period	$12,559	$19,765	$12,559	$19,765
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
For the three months ended June 28, 2025 and June 29, 2024, the Company recorded an income tax benefit of $0.5 million and an income tax expense of $0.7 million, respectively. The Company's effective income tax rates were 2.2% and (1.0)% for the three months ended June 28, 2025 and June 29, 2024, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets, and by the release of an uncertain tax position reserve.
For the six months ended June 28, 2025 and June 29, 2024, the Company recorded an income tax benefit of $0.1 million and an income tax expense of $0.8 million, respectively. The Company's effective income tax rates were 0.1% and (1.4)% for the six months ended June 28, 2025 and June 29, 2024, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets, and by the release of an uncertain tax position reserve.
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on its results of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents selected financial information with respect to the Company's single operating segment for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$127,558	$166,361	$229,127	$316,375
Less:
Cost of revenue	89,259	138,895	170,515	252,808
Research and development	13,766	23,230	28,453	57,108
Working marketing	18,439	17,718	26,029	24,423
Other selling and marketing	20,564	22,262	39,025	45,273
General and administrative	21,069	16,926	40,085	(36,785)
Restructuring and other	1,032	8,230	7,206	22,377
Amortization of intangible assets	145	168	280	339
Other (income) expense, net	(13,385)	8,849	27,680	12,034
Income tax (benefit) expense	(523)	729	(65)	837
Net loss	$(22,808)	$(70,646)	$(110,081)	$(62,039)
Geographic Information
For the three months ended June 28, 2025 and June 29, 2024, sales to non-U.S. customers accounted for 55.8% and 49.3% of total revenue, respectively. For the six months ended June 28, 2025 and June 29, 2024, sales to non-U.S. customers accounted for 57.3% and 51.6% of total revenue, respectively.
The following table provides information about revenue by geographical region (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$56,441	$84,364	$97,881	$153,260
EMEA	33,253	39,894	66,200	84,982
Japan	29,424	27,818	51,373	55,536
Other	8,440	14,285	13,673	22,597
Total revenue	$127,558	$166,361	$229,127	$316,375
Significant Customers
For the three months ended June 28, 2025 and June 29, 2024, the Company generated 24.9% and 26.9%, respectively, of total revenue from one of its retailers. For the six months ended June 28, 2025 and June 29, 2024, the Company generated 21.8% and 23.6%, respectively, of total revenue from one of its retailers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations; the anticipated impact of a default under our Credit Agreement and acceleration of our loan repayment obligations; new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of tariffs and our ability to reduce exposure to tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, our ability to continue as a going concern, the strategic review process initiated by our board of directors, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 29, 2025, and Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
In March 2025, we announced the largest new product launch in our history, which included a suite of new floor cleaning robots featuring elevated design, improved technology, advanced features and a new Roomba Home app. The Roomba 105 Vac Robot series features enhanced power-lifting suction while the Roomba 205 DustCompactor series introduces industry-leading innovation that stores debris. The Roomba Plus 405 Combo Robot + AutoWash Dock asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished. The majority of these new products were available to consumers in early April. In late April, we announced the Roomba Max 705 Vac Robot + AutoEmpty Dock. In July 2025, we introduced the Roomba Max 705 Combo Robot + AutoWash Dock which is our most advanced 2-in-1 vacuum and mop. It delivers a hands-free cleaning experience by pairing the all-new PowerSpin Roller Mop with PerfectEdge advanced mopping system with our AutoWash dock, while featuring advanced suction power and enhanced brushes. It is available for pre-sale in Europe, followed by North America and Japan later this year.
Since 2023, our revenue performance has been impacted by lower orders from retailers and distributors due in part to a decline in consumer sentiment and resultant spending. Our 2024 performance was also impacted by incremental promotional spending to stimulate sell-through during the holiday season prior to our 2025 new product launches. As expected, performance during the first half of fiscal 2025 also included higher promotional activity and pricing adjustments as we worked to encourage sell-through of our legacy products, as well as delayed launch on certain product. Our total revenue for the six months ended June 28, 2025 was $229.1 million, a decline of $87.2 million, or 27.6%, from revenue of $316.4 million for the six months ended June 29, 2024. Geographically, domestic revenue declined by $55.4 million, or 36.1%, and international revenue declined by $31.9 million, or 19.5%. We are leveraging our brand and recently launched products with better design and more competitive features to improve our competitiveness in multiple price segments. During the first half of fiscal 2025, revenue associated with our newly launched suite of robots generated 49% of total revenue as we transition from our legacy products to the new products with limited availability in the channels during the first quarter of fiscal 2025.
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. In February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. In April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. In July 2025, Vietnam and the United States reached a provisional understanding to reduce impending U.S. tariffs on goods imported from Vietnam to 20% (from an earlier proposed 46%), while maintaining a higher 40% tariff rate on products deemed "trans-shipped" through Vietnam from third countries. The U.S. tariff policies are continuing to evolve. We cannot predict whether, and to what extent, there may be further changes to international trade agreements, including those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. In anticipation of tariff uncertainty with China, we have relocated production of our U.S. bound robots outside of China, mainly to Vietnam. Our accessories are sourced from manufacturers in China. We are working to relocate the manufacture of these accessories outside of China. We estimate that the imposition of these new and additional tariffs will cause an increase in tariff costs of approximately $27.0 million during 2025. The estimated tariff impact assumes tariff rates of 20% from Vietnam and 170% from China for U.S. bound imports of robots and accessories, respectively.
Amendments to Credit Agreement
On March 11, 2025, we entered into Amendment No. 1 ("Amendment No. 1") to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Waiver Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which extended the Initial Waiver Period to June 6, 2025. The consolidated financial statements for the fiscal year ended December 28, 2024 included in our Annual Report on Form 10-K included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would have been in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for Amendment No. 1 and Amendment No. 2 described above. In connection with Amendment No. 1, we returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that we elected to withdraw from such controlled account during the third quarter of fiscal 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Initial Waiver Period. Amendment No. 1 also requires us to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of our common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share. On June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"), which further extended the Initial Waiver Period to August 14, 2025. On August 6, 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025 (the "Extended Waiver Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period, provided that we are still obligated to comply with the Specified Covenants after the end of the Extended Waiver Period and if we do not, unless the Lenders further extend such waiver by the end of the Extended Waiver Period, an Event of Default will occur. See Note 2, Liquidity Risks and Uncertainties, for further information. Fees payable by us to the Lenders in connection with Amendment No. 3 include (1) $4.0 million in cash held in the restricted cash account, which was entirely applied to reduce the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 3 warrants to purchase an aggregate of 1,556,323 shares of our common stock (equal to five percent of our outstanding common stock as of June 4, 2025), with an exercise price of $0.01 per share.

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
Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating loss and operating margin. During the three months ended June 28, 2025 and June 29, 2024, we had gross profit of $38.3 million and $27.5 million, gross margin of 30.0% and 16.5%, operating loss of ($36.7) million and ($61.1) million and operating margin of (28.8)% and (36.7)%, respectively. During the six months ended June 28, 2025 and June 29, 2024, we had gross profit of $58.6 million and $63.6 million, gross margin of 25.6% and 20.1%, operating loss of ($82.5) million and ($49.2) million and operating margin of (36.0)% and (15.5)%, respectively. A summary of key metrics and certain non-GAAP measures for the three and six months ended June 28, 2025, as compared to the three and six months ended June 29, 2024, is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$127,558	$166,361	$229,127	$316,375

Non-GAAP Gross Profit	$38,496	$27,736	$60,813	$64,666
Non-GAAP Gross Margin	30.2%	16.7%	26.5%	20.4%

Non-GAAP Operating Loss	$(27,008)	$(48,203)	$(58,528)	$(88,153)
Non-GAAP Operating Margin	(21.2)%	(29.0)%	(25.5)%	(27.9)%

Total robot units shipped (in thousands)	516	574	926	1,030
Average gross selling prices for robot units	$301	$330	$299	$337

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

Net Merger, Acquisition and Divestiture (Income) Expense: Net merger, acquisition and divestiture (income) expense primarily consists of professional fees associated with mergers, acquisitions and the review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction. During the first quarter of fiscal 2024, the adjustment included the impact of the Termination Agreement and receipt of the Parent Termination Fee.
Stock-Based Compensation: Stock-based compensation is a non-cash charge relating to stock-based awards.
Restructuring and Other: Restructuring charges are related to one-time actions associated with realigning resources, enhancing operational productivity and efficiency, or improving our cost structure in support of our strategy. Such actions are not reflective of ongoing operations and include costs primarily associated with severance and related costs, costs associated with early termination of contracts, charges related to paused work unrelated to our core business, costs associated with the Chief Executive Officer transition and other non-recurring costs directly associated with resource realignments tied to strategic initiatives or changes in business conditions.
Gain/Loss on Strategic Investments: Gain/loss on strategic investments includes fair value adjustments, realized gains and losses on the sales of these investments and losses on the impairment of these investments.
Debt issuance costs: Debt issuance costs include various incremental fees paid to third parties and warrants issued in connection with the issuance or amendment of debt.
Income tax adjustments: Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. We regularly assess the need to record valuation allowance based on the non-GAAP profitability and other factors. We also exclude certain tax items, including the impact from stock-based compensation windfalls/shortfalls, that are not reflective of income tax expense incurred as a result of current period earnings.
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

The following table reconciles gross profit, operating loss, net loss and net loss per share on a GAAP and non-GAAP basis for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands, except per share amounts)
GAAP Gross Profit	$38,299	$27,466	$58,612	$63,567
Stock-based compensation	197	270	543	1,099
Restructuring and other	—	—	1,658	—
Non-GAAP Gross Profit	$38,496	$27,736	$60,813	$64,666
GAAP Gross Margin	30.0%	16.5%	25.6%	20.1%
Non-GAAP Gross Margin	30.2%	16.7%	26.5%	20.4%

GAAP Operating Loss	$(36,716)	$(61,068)	$(82,466)	$(49,168)
Amortization of acquired intangible assets	145	168	280	339
Stock-based compensation	3,763	4,510	9,076	12,458
Net merger, acquisition and divestiture expense (income)	4,768	(43)	5,718	(74,159)
Restructuring and other	1,032	8,230	8,864	22,377
Non-GAAP Operating Loss	$(27,008)	$(48,203)	$(58,528)	$(88,153)
GAAP Operating Margin	(28.8)%	(36.7)%	(36.0)%	(15.5)%
Non-GAAP Operating Margin	(21.2)%	(29.0)%	(25.5)%	(27.9)%

GAAP Net Loss	$(22,808)	$(70,646)	$(110,081)	$(62,039)
Amortization of acquired intangible assets	145	168	280	339
Stock-based compensation	3,763	4,510	9,076	12,458
Net merger, acquisition and divestiture expense (income)	4,768	(43)	5,718	(74,159)
Restructuring and other	1,032	8,230	8,864	22,377
(Gain) loss on strategic investments	(394)	—	(394)	375
Debt issuance costs	5,627	238	18,636	477
Income tax effect	(1,100)	—	(1,017)	(409)
Non-GAAP Net Loss	$(8,967)	$(57,543)	$(68,918)	$(100,581)

GAAP Net Loss Per Diluted Share	$(0.68)	$(2.41)	$(3.41)	$(2.16)
Dilutive effect of non-GAAP adjustments	0.41	0.45	1.27	(1.34)
Non-GAAP Net Loss Per Diluted Share	$(0.27)	$(1.96)	$(2.14)	$(3.50)

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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	70.0	83.5	73.7	79.9
Restructuring and other	—	—	0.7	—
Total cost of revenue	70.0	83.5	74.4	79.9
Gross profit	30.0	16.5	25.6	20.1
Operating expenses:
Research and development	10.8	14.0	12.4	18.1
Selling and marketing	30.6	24.0	28.5	21.9
General and administrative	16.5	10.2	17.5	(11.6)
Restructuring and other	0.8	4.9	3.1	7.1
Amortization of acquired intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	58.8	53.2	61.6	35.6
Operating loss	(28.8)	(36.7)	(36.0)	(15.5)
Other income (expense), net	10.5	(5.3)	(12.1)	(3.8)
Loss before income taxes	(18.3)	(42.0)	(48.1)	(19.3)
Income tax (benefit) expense	(0.4)	0.5	(0.1)	0.3
Net loss	(17.9)%	(42.5)%	(48.0)%	(19.6)%
Comparison of Three and Six Months Ended June 28, 2025 and June 29, 2024
Revenue

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$127,558	$166,361	$(38,803)	(23.3)%	$229,127	$316,375	$(87,248)	(27.6)%
Revenue for the three months ended June 28, 2025 decreased $38.8 million to $127.6 million, or 23.3%, from $166.4 million for the three months ended June 29, 2024. The decrease was primarily attributable to a $27.9 million, or 33.1%, decline in domestic revenue and a $10.9 million, or 13.3%, decline in international revenue, which reflected a decrease of 16.6% in EMEA, partially offset by an increase of 5.8% in Japan, in each case compared to the three months ended June 29, 2024. The decrease in revenue reflected a decrease of 10.1% in total robots shipped due to competition in the market and longer than expected delays in scaling production and sales of our new products, and a 8.8% decrease in gross average selling price for the three months ended June 28, 2025, compared to the three months ended June 29, 2024.

Revenue for the six months ended June 28, 2025 decreased $87.2 million to $229.1 million, or 27.6%, from $316.4 million for the six months ended June 29, 2024. The decrease was primarily attributable to a $55.4 million, or 36.1%, decline in domestic revenue and a $31.9 million, or 19.5%, decline in international revenue, which reflected decreases of 22.1% in EMEA and 7.5% in Japan compared to the six months ended June 29, 2024. The decrease in revenue reflected a decrease of 10.1% in total robots shipped and a 11.3% decrease in gross average selling price for the six months ended June 28, 2025, compared to the six months ended June 29, 2024. The decrease in revenue was also impacted by additional promotional activity to stimulate sell-through of our legacy products before the full launch of our 2025 product lineup.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$89,259	$138,895	$(49,636)	(35.7)%	$168,857	$252,808	$(83,951)	(33.2)%
As a percentage of revenue	70.0%	83.5%			73.7%	79.9%
Cost of product revenue decreased to $89.3 million in the three months ended June 28, 2025, compared to $138.9 million in the three months ended June 29, 2024. The decrease was primarily driven by the 23.3% decrease in revenue, as well as adjustments recorded for obsolete or excess inventory and losses on purchase commitments during the three months ended June 29, 2024. In the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm, evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers, and recorded a charge totaling $18.4 million. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Cost of product revenue decreased to $168.9 million in the six months ended June 28, 2025, compared to $252.8 million in the six months ended June 29, 2024. The decrease was primarily driven by the 27.6% decrease in revenue, as well as adjustments recorded for obsolete or excess inventory and losses on purchase commitments during the three months ended June 29, 2024. In the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm, evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers, and recorded a charge totaling $18.4 million. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Gross Profit

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$38,299	$27,466	$10,833	39.4%	$58,612	$63,567	$(4,955)	(7.8)%
Gross margin	30.0%	16.5%			25.6%	20.1%
Gross margin increased to 30.0% in the three months ended June 28, 2025, compared to 16.5% in the three months ended June 29, 2024. Gross margin increased 13.5 percentage points primarily driven by the charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancellable purchase commitments recorded during the three months ended June 29, 2024 that did not recur during the three months ended June 28, 2025. The gross margin for the three months ended June 28, 2025 was also favorably impacted by sales of our new products with a better cost profile, partially offset by lower leverage on our fixed cost due to decreased revenue.
Gross margin increased to 25.6% in the six months ended June 28, 2025, compared to 20.1% in the six months ended June 29, 2024. Gross margin increased 5.5 percentage points primarily driven by the charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancellable purchase commitments recorded during the three months ended June 29, 2024 that did not recur during the three months ended June 28, 2025. The gross margin for the three months ended June 28, 2025 was also favorably impacted by sales of our new products with a better cost profile, partially offset by promotional activities to stimulate sell-through of our legacy products. Although we have taken a wide range of actions to drive gross margin improvement through a multitude of product cost optimization, manufacturing and supply chain initiatives that have been implemented over the past few quarters, our ability to deliver sustainable gross margin improvement will largely depend on our ability to drive revenue growth.

Research and Development

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$13,766	$23,230	$(9,464)	(40.7)%	$28,453	$57,108	$(28,655)	(50.2)%
As a percentage of revenue	10.8%	14.0%			12.4%	18.1%
Research and development expenses decreased $9.5 million, or 40.7%, to $13.8 million (10.8% of revenue) in the three months ended June 28, 2025 from $23.2 million (14.0% of revenue) in the three months ended June 29, 2024. This decrease was primarily due to decreases of $6.9 million in people-related costs and $2.5 million in program-related costs during the three months ended June 28, 2025.
Research and development expenses decreased $28.7 million, or 50.2%, to $28.5 million (12.4% of revenue) in the six months ended June 28, 2025 from $57.1 million (18.1% of revenue) in the six months ended June 29, 2024. This decrease was primarily due to decreases of $22.2 million in people-related costs and $2.0 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $4.4 million in program-related costs during the six months ended June 28, 2025.
Selling and Marketing

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$39,003	$39,980	$(977)	(2.4)%	$65,054	$69,696	$(4,642)	(6.7)%
As a percentage of revenue	30.6%	24.0%			28.5%	21.9%
Selling and marketing expenses decreased $1.0 million, or 2.4%, to $39.0 million (30.6% of revenue) in the three months ended June 28, 2025 from $40.0 million (24.0% of revenue) in the three months ended June 29, 2024. This decrease was primarily attributable to a $1.1 million decrease in people-related costs associated with the lower headcount resulting from the 2024 operational restructuring plan. Selling and marketing expenses as a percentage of revenue increased during the three months ended June 28, 2025 primarily due to the investment associated with the 2025 new product launches.
Selling and marketing expenses decreased $4.6 million, or 6.7%, to $65.1 million (28.5% of revenue) in the six months ended June 28, 2025 from $69.7 million (21.9% of revenue) in the six months ended June 29, 2024. This decrease was primarily attributable to a $4.4 million decrease in people-related costs associated with the lower headcount resulting from the 2024 operational restructuring plan. Selling and marketing expenses as a percentage of revenue increased during the six months ended June 28, 2025 primarily due to the investment associated with the 2025 new product launches.
General and Administrative

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$21,069	$16,926	$4,143	24.5%	$40,085	$(36,785)	$76,870	(209.0)%
As a percentage of revenue	16.5%	10.2%			17.5%	(11.6)%
General and administrative expenses increased $4.1 million, or 24.5%, to $21.1 million (16.5% of revenue) in the three months ended June 28, 2025, from $16.9 million (10.2% of revenue) in the three months ended June 29, 2024. This increase was primarily driven by an increase of $4.8 million of legal and professional fees associated with our strategic review process.
General and administrative expenses increased $76.9 million, or 209.0%, to $40.1 million (17.5% of revenue) in the six months ended June 28, 2025, from ($36.8) million ((11.6)% of revenue) in the six months ended June 29, 2024. This increase was primarily driven by receipt of the $94.0 million Parent Termination Fee, offset by a payment of $18.8 million for professional fees incurred in connection with the Transactions during the six months ended June 29, 2024. The increase was also driven by an increase of $4.7 million of legal and professional fees associated with our strategic review process, partially offset by a decrease of $2.5 million in people-related costs associated with lower headcount.

Restructuring and Other

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$—	$—	$—	—%	$1,658	$—	$1,658	—%
Operating expense	1,032	8,230	(7,198)	(87.5)%	7,206	22,377	(15,171)	(67.8)%
Total restructuring and other	$1,032	$8,230	$(7,198)	(87.5)%	$8,864	$22,377	$(13,513)	(60.4)%
As a percentage of revenue	0.8%	4.9%			3.1%	7.1%
Restructuring and other expenses decreased $7.2 million, or 87.5%, to $1.0 million in the three months ended June 28, 2025, from $8.2 million in the three months ended June 29, 2024. Restructuring and other expenses for the three months ended June 28, 2025 and June 29, 2024 relate to the 2024 operational restructuring plan which began in March 2024. During the three months ended June 28, 2025 and June 29, 2024, we recorded $0.6 million and $4.9 million, respectively, of severance-related costs as well as other restructuring costs of $0.4 million and $1.2 million, respectively, associated with exit activities. During the three months ended June 29, 2024, we also recorded $2.2 million associated with CEO transition costs.
Restructuring and other expenses decreased $13.5 million, or 60.4%, to $8.9 million in the six months ended June 28, 2025, from $22.4 million in the six months ended June 29, 2024. Restructuring and other expenses for the six months ended June 28, 2025 and June 29, 2024 relate to the 2024 operational restructuring plan which began in March 2024. During the six months ended June 28, 2025 and June 29, 2024, we recorded $2.7 million and $16.2 million, respectively, of severance-related costs as well as other restructuring costs of $6.2 million and $5.7 million, respectively, associated with exit activities. During the six months ended June 29, 2024, we also recorded $0.4 million associated with CEO transition costs.
Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Operating expense	$145	$168	$(23)	(13.7)%	$280	$339	$(59)	(17.4)%
As a percentage of revenue	0.1%	0.1%			0.1%	0.1%
Amortization of acquired intangible assets relates to our customer relationships.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$793	$2,623	$(1,830)	(69.8)%	$1,888	$4,892	$(3,004)	(61.4)%
Interest expense	(5,099)	(5,398)	299	(5.5)%	(10,130)	(10,936)	806	(7.4)%
Changes in fair value of Term Loan	23,278	(5,754)	29,032	(504.6)%	(2,687)	(4,746)	2,059	(43.4)%
Debt issuance costs	(5,627)	(238)	(5,389)	2,264.3%	(18,636)	(477)	(18,159)	3,806.9%
Other	40	(82)	122	(148.8)%	1,885	(767)	2,652	(345.8)%
Total other income (expense), net	$13,385	$(8,849)	$22,234	(251.3)%	$(27,680)	$(12,034)	$(15,646)	130.0%
As a percentage of revenue	10.5%	(5.3)%			(12.1)%	(3.8)%
Other income (expense), net increased $22.2 million, or 251.3%, to $13.4 million in the three months ended June 28, 2025 from ($8.8) million in the three months ended June 29, 2024. This increase was primarily driven by the $29.0 million increase in the non-cash adjustment due to change in fair value of our Term Loan, offset by a $5.4 million increase related to the fair value of issued warrants.

Other expense, net increased $15.6 million, or 130.0%, to $27.7 million in the six months ended June 28, 2025 from $12.0 million in the six months ended June 29, 2024. This increase was primarily driven by the $18.2 million increase related to the fair value of issued warrants.
Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Dollar Change	Percent Change	June 28, 2025	June 29, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax (benefit) expense	$(523)	$729	$(1,252)	(171.7)%	$(65)	$837	$(902)	(107.8)%
Effective income tax rate	2.2%	(1.0)%			0.1%	(1.4)%
We recorded income tax benefits of $0.5 million and $0.1 million for the three and six months ended June 28, 2025, respectively, and income tax expense of $0.7 million and $0.8 million for the three months ended June 29, 2024, respectively. The income tax benefit for the three and six months ended June 28, 2025 resulted in an effective income tax rate of 2.2% and 0.1%, respectively. The income tax expense for the three and six months ended June 29, 2024 resulted in an effective income tax rate of (1.0)% and (1.4)%, respectively. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets, and by the release of an uncertain tax position reserve.
Liquidity and Capital Resources
At June 28, 2025, our cash and cash equivalents were $40.6 million, a decline from cash and cash equivalents of $69.9 million at March 29, 2025. At June 28, 2025, we also had $38.4 million in restricted cash, $36.0 million of which was set aside for future repayment of the Term Loan subject to our limited ability to utilize such amounts at the discretion of the Lenders for the purchase of inventory in the third quarter of fiscal 2025. On July 29, 2025, with the Lenders' consent, we drew down an additional $10.0 million of the $36.0 million remaining in the restricted cash account. The other $2.4 million is used for collateral for our credit card program and to secure outstanding letters of credit and is included in other assets on the consolidated balance sheets. Our working capital, which represents our total current assets less total current liabilities including the Term Loan, was ($211.8) million as of June 28, 2025, compared to $70.3 million as of December 28, 2024. Cash and cash equivalents held by our foreign subsidiaries totaled $10.1 million as of June 28, 2025. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of June 28, 2025.
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
Cash used in operating activities
Net cash used in operating activities for the six months ended June 28, 2025 was $56.6 million, of which the principal components were our net loss of $110.1 million, offset by the non-cash charges of $37.0 million and cash inflow of $16.5 million from changes in working capital. The change in working capital was driven by net cash inflows of $59.4 million from accounts payable, partially offset by net cash outflows of $32.1 million from accrued expenses and other liabilities and $12.8 million from inventory. During the six months ended June 29, 2024, the net cash used in operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million in first quarter of fiscal 2024, as a result of the termination of the Merger Agreement.
Cash used in investing activities
Net cash used in investing activities for the six months ended June 28, 2025 was $0.01 million and related to the purchase of investments.

Cash used in financing activities
Net cash used in financing activities for the six months ended June 28, 2025 was $4.3 million and primarily related to the $4.0 million repayment to the Term Loan in connection with Amendment No. 3.
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
Between March and August 2025, we entered into four amendments to our Credit Agreement pursuant to which the Lenders waived, for specified time periods, the Specified Covenants. As of the most recent amendment, effective August 6, 2025, the Lenders have waived the Specified Covenants until September 19, 2025. Additional terms of these amendments are more fully described in Note 9 to our consolidated financial statements.
Lines of Credit
As of June 28, 2025, we had letters of credit outstanding of $1.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.
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
During the first quarter of fiscal 2025, we suspended any sales of our common stock pursuant to the ATM Agreement unless and until we file a new shelf registration statement on Form S-3 with the Securities and Exchange Commission. As of December 28, 2024, we have sold an aggregate of 1.9 million shares under the ATM Agreement, and received proceeds of $19.3 million, net of total issuance costs of $1.1 million incurred in connection with the ATM Agreement.
Liquidity Risks and Uncertainties
As part of our quarterly assessment completed during the fourth quarter of fiscal 2024 in our Annual Report on Form 10-K, management concluded that there was substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.
On March 11, 2025, we entered into Amendment No. 1, pursuant to which the Lenders waived, during Initial Waiver Period, our obligation to comply with the Specified Covenants. On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement which extended the Initial Waiver Period to June 6, 2025, and on June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement which further extended the Initial Waiver Period to August 14, 2025. On August 6, 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025.
Our Board of Directors initiated and continues its formal strategic review to evaluate a broad range of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. We remain actively engaged in ongoing collaborative and constructive discussions with our primary lender while the Board continues its strategic review process. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Additional actions within our control to maintain our liquidity and operations include optimizing our production volumes with contract manufacturers by reducing inventory supply forecast for cancellable purchase orders, further reducing discretionary spending in all areas of the business and realigning resources through ongoing attrition.
As of June 28, 2025, the fair value of the Term Loan was $203.2 million, which significantly exceeded our available cash and cash equivalents and there continues to be substantial doubt about our ability to continue as a going concern. Absent further waiver of the breach of the Specified Covenants by the Lenders, we expect to be in default under the Credit Agreement on September 19, 2025 unless there is a favorable resolution from the strategic review. If we are in default under the Credit Agreement and the Lenders accelerate the repayment obligations with respect to the outstanding loans, we expect that we would be unable to repay our obligations under the Credit Agreement, may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely lose all of their investment in us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
As of June 28, 2025, we had outstanding purchase orders aggregating approximately $173.1 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $124.5 million related to inventory purchases at our contract manufacturers, of which $51.8 million are not cancellable without penalty.
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
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of approximately one month. At June 28, 2025 we had no outstanding economic hedges. At December 28, 2024, we had outstanding economic hedges with a total notional value of $28.1 million.
Based on transactions denominated in currencies other than the U.S. dollar as of June 28, 2025, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $6 million and $10 million for the three and six months ended June 28, 2025, respectively.

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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that have materially affected and could in the future materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024, and in our Quarterly Report on Form 10-Q for the period ended March 29, 2025, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 28, 2024, other than as set forth below:
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
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement" with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Waiver Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement, which extended the Initial Waiver Period to June 6, 2025, and on June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement, which further extended the Initial Waiver Period to August 14, 2025. On August 6. 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025 (the "Extended Waiver Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period; however, we are still obligated to comply with the Specified Covenants after the end of the Extended Waiver Period and if we do not, unless the Lenders further extend such waiver by the end of the Extended Waiver Period, an event of default will occur.
The auditor report on our consolidated financial statements for the fiscal year ended December 28, 2024 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would be in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for the waiver of breach during the Extended Waiver Period as described above. The earliest we would be able to regain compliance with the Going Concern Covenant is upon the filing of our Annual Report on Form 10-K for the year ending January 3, 2026, which we do not anticipate will be filed until March 2026. As a result, we are dependent on continued waivers from the Lenders to avoid an event of default related to the Going Concern Covenant, which waivers are in the Lenders' sole discretion. We cannot assure you that the Lenders will provide any additional waiver of compliance with the Specified Covenants by the end of the Extended Waiver Period.
Any failure by us to comply with the covenants or payment requirements specified in the Credit Agreement (including the Specified Covenants after the Extended Waiver Period) would, result in an event of default under the Credit Agreement, which may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans. In addition, the Lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. As of June 28, 2025, the fair value of the Term Loan was $203.2 million and our cash and cash equivalents totaled $40.6 million. If we are in default under the Credit Agreement and the Lenders accelerate the repayment obligations with respect to the outstanding loans, we expect that we would be unable to repay our obligations under the Credit Agreement, may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely lose all of their investment in our company.
The Credit Agreement contains customary negative covenants that limit our and our subsidiaries' ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on our capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. The Credit Agreement also includes certain restrictions on the use of a portion of the termination payment received by us from Amazon in early 2024, which the remaining amount thereof (after giving effect to certain periods for such amounts to be used for inventory in limited circumstances and upon satisfying certain conditions) will ultimately be required to be used to prepay a portion of the loan under the Credit Agreement. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with the covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
Significant developments in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. For example, in February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. In April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. In July 2025, Vietnam and the United States reached a provisional understanding to reduce impending U.S. tariffs on goods imported from Vietnam to 20% (from an earlier proposed 46%), while maintaining a higher 40% tariff rate on products deemed "trans-shipped" through Vietnam from third countries. We cannot predict whether, and to what extent, there may be further changes to international trade agreements, including those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. The imposition of these new or additional tariffs or other trade barriers may significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may make our products less competitive in certain markets where our competitors are unconstrained by such tariffs, and may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. We continue to monitor the impact of these tariffs, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global consumer products industry, supply chains worldwide, and other political and macroeconomic conditions. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
Changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. These tariffs, and other governmental action relating to international trade agreements or policies, may directly or indirectly adversely impact demand for our products, our costs, customers, suppliers, distributors, resellers and/or the U.S. economy or certain sectors thereof and, as a result, may adversely impact our business, financial condition and results of operations. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy, whether exclusions will be continued or reinstated, or the terms of any new trade agreements or their impacts on our business. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. The new tariff increases on imports to the United States, including from China and Vietnam, should they be sustained for an extended period of time, would have a significant adverse effect on our supply chain and financial and operating results. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
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

Item 5. Other Information
(c) Insider Trading Arrangements
During the fiscal quarter ended June 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

4.1	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed June 6, 2025).

10.1
Amendment No. 2 to Credit Agreement, dated as of April 30, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 6, 2025).

10.2
Amendment No. 3 to Credit Agreement, dated as of June 5, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2025).

10.3	Fourth Amendment to the iRobot Corporation 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 20, 2025)

10.4† *	2025 Executive Sale Bonus Plan

10.5† *	Form of 2025 Executive Sale Bonus Plan Award Letter

10.6*	Tenth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of July 22, 2025

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: August 7, 2025	By:	/s/ Karian Wong
Karian Wong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)