Form 10-Q
period 2025-09-27
IROBOT CORP
filed 2025-11-06
CIK 1159167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2025 was 31,826,203.

iROBOT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2025

iROBOT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,828	$134,303
Restricted cash	5,000	1,259
Accounts receivable, net	56,813	49,865
Inventory	140,910	76,029
Other current assets	20,919	27,046
Total current assets	248,470	288,502
Property and equipment, net	9,850	15,835
Operating lease right-of-use assets	12,259	14,322
Deferred tax assets	10,162	9,817
Goodwill	182,450	167,288
Intangible assets, net	3,086	3,212
Other assets	15,296	17,161
Total assets	$481,573	$516,137
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$197,047	$106,367
Accrued expenses	70,606	100,597
Deferred revenue and customer advances	7,931	11,280
Term loan	205,292	—
Total current liabilities	480,876	218,244
Term loan	—	200,604
Operating lease liabilities	17,762	21,598
Other long-term liabilities	9,820	14,452
Total long-term liabilities	27,582	236,654
Total liabilities	508,458	454,898
Commitments and contingencies (Note 12)
Preferred stock, 5,000 shares authorized and none outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,825 and 30,629 shares issued and outstanding, respectively	318	306
Additional paid-in capital	363,195	333,188
Accumulated deficit	(382,420)	(250,813)
Accumulated other comprehensive loss	(7,978)	(21,442)
Total stockholders' (deficit) equity	(26,885)	61,239
Total liabilities and stockholders' (deficit) equity	$481,573	$516,137
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$145,832	$193,435	$374,959	$509,811
Cost of revenue:
Cost of product revenue	100,580	131,058	269,437	383,865
Restructuring and other	—	—	1,658	—
Total cost of revenue	100,580	131,058	271,095	383,865
Gross profit	45,252	62,377	103,864	125,946
Operating expenses:
Research and development	13,094	19,630	41,547	76,739
Selling and marketing	29,256	29,270	94,310	98,966
General and administrative	20,346	3,232	60,430	(33,552)
Restructuring and other	81	1,922	7,287	24,298
Amortization of acquired intangible assets	146	1,066	427	1,405
Total operating expenses	62,923	55,120	204,001	167,856
Operating (loss) income	(17,671)	7,257	(100,137)	(41,910)
Other expense, net	(711)	(12,548)	(28,391)	(24,583)
Loss before income taxes	(18,382)	(5,291)	(128,528)	(66,493)
Income tax expense	3,144	1,080	3,079	1,917
Net loss	$(21,526)	$(6,371)	$(131,607)	$(68,410)
Net loss per share:
Basic	$(0.62)	$(0.21)	$(3.97)	$(2.34)
Diluted	$(0.62)	$(0.21)	$(3.97)	$(2.34)
Number of shares used in per share calculations:
Basic	34,866	30,348	33,128	29,276
Diluted	34,866	30,348	33,128	29,276
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(21,526)	$(6,371)	$(131,607)	$(68,410)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustments	(551)	9,773	18,981	1,678
Net unrealized gains on cash flow hedges	—	—	—	3,213
Net losses (gains) on cash flow hedge reclassified into earnings	5,016	(3,519)	4,250	(11,827)
Change in fair value of term loan due to instrument-specific credit risk	(5,872)	(5,523)	(9,767)	(6,644)
Total comprehensive loss	$(22,933)	$(5,640)	$(118,143)	$(81,990)
The accompanying notes are an integral part of the consolidated financial statements.

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Total Stockholders' Deficit
	Shares	Value
Balance at June 28, 2025	31,308	$313	$359,460	$(360,894)	$(6,571)	$(7,692)
Vesting of restricted stock units	551	6	(6)			—
Stock-based compensation			3,854			3,854
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(34)	(1)	(113)			(114)
Other comprehensive loss					(1,407)	(1,407)
Net loss				(21,526)		(21,526)
Balance at September 27, 2025	31,825	$318	$363,195	$(382,420)	$(7,978)	$(26,885)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Stockholders' Equity (Deficit)
	Shares	Value
Balance at December 28, 2024	30,629	$306	$333,188	$(250,813)	$(21,442)	$61,239
Vesting of restricted stock units	1,287	13	(13)			—
Stock-based compensation			12,930			12,930
Restructuring cost related to stock-based awards			632			632
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(91)	(1)	(370)			(371)
Issuance of warrants (Note 11)			16,828			16,828
Other comprehensive income					13,464	13,464
Net loss				(131,607)		(131,607)
Balance at September 27, 2025	31,825	$318	$363,195	$(382,420)	$(7,978)	$(26,885)

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

iROBOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net loss	$(131,607)	$(68,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,919	16,912
Loss on equity investment	1,566	375
Stock-based compensation	12,930	17,937
Provision for inventory excess and obsolescence	1,340	11,800
Change in fair value of term loan	(1,079)	13,515
Debt issuance costs associated with warrants issued	16,828	—
Debt issuance costs expensed under fair value option	—	529
Deferred income taxes, net	4,659	(651)
Other	4,600	(6,318)
Changes in operating assets and liabilities — (use) source
Accounts receivable	(4,814)	(22,073)
Inventory	(66,663)	(10,539)
Other assets	5,815	15,598
Accounts payable	89,967	16,674
Accrued expenses and other liabilities	(43,664)	(15,825)
Net cash used in operating activities	(104,203)	(30,476)
Cash flows from investing activities:
Additions of property and equipment	—	(118)
Purchase of investments	(14)	(56)
Sales and maturities of investments	594	—
Net cash provided by (used in) investing activities	580	(174)
Cash flows from financing activities:
Income tax withholding payment associated with restricted stock vesting	(371)	(491)
Proceeds from issuance of common stock, net of issuance costs	—	19,359
Repayment of term loan	(4,000)	(34,947)
Payment of debt issuance costs	—	(529)
Net cash used in financing activities	(4,371)	(16,608)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,856	1,251
Net decrease in cash, cash equivalents and restricted cash	(106,138)	(46,007)
Cash, cash equivalents and restricted cash, at beginning of period	137,951	187,887
Cash, cash equivalents and restricted cash, at end of period	$31,813	$141,880

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$24,828	$99,447
Restricted cash	5,000	41,082
Restricted cash, non-current (included in other assets)	1,985	1,351
Cash, cash equivalents and restricted cash, at end of period	$31,813	$141,880
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
On March 11, 2025, the Company entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Pursuant to Amendment No. 1, the Lenders (as defined below) waived, until May 6, 2025 (the "Initial Waiver Period"), the

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Company's obligation to comply with the Company's covenant obligations to (1) provide a report and opinion of the auditor with respect to the Company's annual consolidated financial statements for fiscal year 2024 without a qualification regarding the Company's ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, the Company entered into Amendment No. 2 to the Credit Agreement which extended the Initial Waiver Period to June 6, 2025; on June 5, 2025, the Company entered into Amendment No. 3 to the Credit Agreement which further extended the Initial Waiver Period to August 14, 2025; on August 6, 2025, the Company entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025; on September 12, 2025, the Company entered into Amendment No. 5 to the Credit Agreement, which further extended the Initial Waiver Period to October 24, 2025; and on October 22, 2025, the Company entered into Amendment No. 6 to the Credit Agreement, which further extended the Initial Waiver Period to December 1, 2025 (the "Extended Waiver Period").
On March 12, 2025, the iRobot Board of Directors initiated a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing the Company's debt. In late October, the counterparty to a potential sale transaction withdrew from the process following a lengthy period of exclusive negotiations. The Company is continuing the review process, and is currently seeking to engage alternative counterparties to a potential sale or other strategic transaction. However, it is unlikely that the review of strategic alternatives or the efforts to engage with alternative counterparties will result in any transaction being consummated outside of a bankruptcy process. In addition, during the Company's most recent negotiations in a potential sale transaction, the potential counterparty offered a price per share to acquire the Company that was significantly lower than the trading price of the Company's stock over recent months.
As of September 27, 2025, the fair value of the Term Loan was $205.3 million, which significantly exceeded the Company's available cash and cash equivalents and there continues to be substantial doubt about the Company's ability to continue as a going concern. The Company's cash and cash equivalents balance declined from $40.6 million as of June 28, 2025, to $24.8 million as of September 27, 2025, despite the draw down of $31.0 million from the restricted cash account during this period. The remaining $5.0 million from the restricted cash account was fully drawn on September 30, 2025, and the Company has no sources upon which it can draw for additional capital.
In addition, absent further waiver of the breach of the Specified Covenants by the lenders, the Company expects to be in default under the Credit Agreement on December 1, 2025. If the Company is in default under the Credit Agreement and the Company's lenders accelerate the repayment obligations with respect to the outstanding loans, the Company expects that it would be unable to repay its obligations under the Credit Agreement. The Company is currently in discussions with the Lenders to provide the additional capital it requires to fund its ongoing business operations, including for payment of significant amounts owed to the Company's primary contract manufacturer. There can be no assurance that the Lenders will agree to provide this necessary funding. If the Company is unable to obtain new capital in the near term from the Lenders or otherwise, it may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such bankruptcy proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely receive no recovery and will lose all of their investment in the Company. In addition, unsecured creditors of the Company would likely receive little to no recovery in such bankruptcy proceedings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company invests its excess cash primarily in money market funds. Accordingly, its cash and cash equivalents are subject to minimal market risk. At September 27, 2025 and December 28, 2024, cash and cash equivalents totaled $24.8 million and $134.3 million, respectively. These cash and cash equivalents are carried at cost, which approximates fair value.
The Company's restricted cash balance totaled $7.0 million as of September 27, 2025, $5.0 million of which remained as part of the restricted cash associated with the Term Loan. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash which was repaid to the restricted account in March 2025. During the second quarter of fiscal 2025, in connection with Amendment No. 3, the Company made a $4.0 million principal repayment to the Term Loan from the restricted cash account. During the third quarter of fiscal 2025, with the Lenders' consent, the Company drew down $31.0 million from the restricted cash account. Subsequently, on September 30, 2025, the Company drew down the remaining $5.0 million from the restricted cash account. See Note 9, Debt, for additional information. The other $2.0 million of restricted cash is used as collateral for the Company's credit card program and to secure the outstanding letters of credit and is included in other assets on the consolidated balance sheets.
Allowance for Credit Losses
The Company maintains an allowance for credit losses for accounts receivable using an expected loss model that requires the use of forward-looking information to calculate credit loss estimate. The expected loss methodology is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, customer concentrations, current and future economic and market conditions and age of the receivable. The Company reviews and adjusts the allowance for credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance when the Company determines that the balances are not recoverable. At September 27, 2025 and December 28, 2024, the Company had an allowance for credit losses of $3.8 million and $3.0 million, respectively.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. During the three months ended September 27, 2025, the Company did not identify any triggering events. All goodwill is allocated to the Company's one reporting unit which had a negative carrying value as of September 27, 2025.
The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events identified on the long-lived assets during the three months ended September 27, 2025.
On October 27, 2025, the Company provided an update on its strategic review process and disclosed that the counterparty to a potential sale transaction withdrew from the process following a lengthy period of exclusive negotiations. As a result, the Company's stock price decreased approximately 30% in the subsequent trading session. The Company considers this subsequent event as a triggering event in the fourth quarter of fiscal 2025 and will perform an impairment assessment of goodwill and other long-lived assets in connection with its preparation of financial statements for the fourth quarter of fiscal 2025.
Strategic Investments
The Company holds non-marketable equity securities as part of its strategic investments portfolio. The Company classifies the majority of these securities as equity securities without readily determinable fair values and measures these investments at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The Company monitors non-marketable equity investments for impairment indicators, such as deterioration in the investee's

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
financial condition and business forecasts and lower valuations in recent or proposed financings. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. During the three and nine months ended September 27, 2025, the Company recorded impairment charges of $2.0 million related to investments in non-marketable equity securities. Changes in fair value of non-marketable equity investments are recorded in other expense, net on the consolidated statements of operations. At September 27, 2025 and December 28, 2024, the Company's equity securities without readily determinable fair values totaled $9.0 million and $11.1 million, respectively and are included in other assets on the consolidated balance sheets.
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
Other Expense, net
The following table provides information about other expense, net (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest income	$503	$1,676	$2,391	$6,568
Interest expense	(1,648)	(5,370)	(11,778)	(16,306)
Changes in fair value of Term Loan	3,766	(8,769)	1,079	(13,515)
Debt issuance costs (1)	(944)	(52)	(19,580)	(529)
Loss on strategic investments	(1,960)	—	(1,566)	(375)
Other	(428)	(33)	1,063	(426)
Total other expense, net	$(711)	$(12,548)	$(28,391)	$(24,583)
(1)Includes the fair value of zero and $16.8 million on warrants issued during the three and nine months ended September 27, 2025, respectively. See Note 11, Stockholders' Equity, for additional information.
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
The following table presents the calculation of both basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(21,526)	$(6,371)	$(131,607)	$(68,410)
Weighted-average shares outstanding	34,866	30,348	33,128	29,276
Basic and diluted loss per share	$(0.62)	$(0.21)	$(3.97)	$(2.34)
Employee stock awards and warrants together representing approximately 2.6 million and 2.8 million weighted average shares of common stock for the three months ended September 27, 2025 and September 28, 2024, respectively, and approximately 2.4 million and 2.9 million weighted average shares of common stock for the nine months ended September 27, 2025 and September 28, 2024, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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
The Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices ("SSPs"). When available, the Company uses observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect the Company's best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company's process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the facts and circumstances related to each performance obligation including market data or the estimated cost of providing the products or services. The transaction price allocated to the robot is recognized as revenue at a point in time when control is transferred, generally as title and risk of loss pass, and when collection is considered probable. The transaction price allocated to services and support is deferred and recognized over their service periods. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 27, 2025 and December 28, 2024 was $8.1 million and $12.2 million, respectively.
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
The Company provides limited rights of returns for direct-to-consumer sales generated through its online stores and certain resellers and distributors. The Company records an allowance for product returns based on specific terms and conditions included in the customer agreements or based on historical experience and the Company's expectation of future returns. In addition, the Company may provide other credits or incentives which are accounted for as variable consideration when estimating the amount of revenue to recognize. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual requirements, specific known market events and forecasted inventory level in the channels. Overall, these reserves reflect the Company's best estimates, and the actual amounts of consideration ultimately received may differ from the Company's estimates. Returns and credits are estimated at the time of sale and updated at the end of each reporting period as additional information becomes available. As of September 27, 2025, the Company had reserves for product returns of $9.7 million and other credits and incentives of $33.6 million. As of December 28, 2024, the Company had reserves for product returns of $14.6 million and other credits and incentives of $64.3 million. The Company regularly evaluates the adequacy of its estimates for product returns and other credits and incentives. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these reserves change, or if actual results differ significantly from the estimates, the Company increases or reduces revenue to reflect the impact. During the three and nine months ended September 27, 2025 and September 28, 2024, changes to these estimates related to performance obligations satisfied in prior periods were not material.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Disaggregation of Revenue
The following table provides information about disaggregated revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$70,772	$105,137	$168,653	$258,398
EMEA	39,733	45,902	105,933	130,884
Japan	25,138	27,718	76,511	83,254
Other	10,189	14,678	23,862	37,275
Total revenue	$145,832	$193,435	$374,959	$509,811
Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	September 27, 2025	December 28, 2024
Accounts receivable, net	$56,813	$49,865
Contract liabilities	11,248	16,353
The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include deferred revenue associated with services and extended warranty plans as well as prepayments received from customers in advance of the satisfaction of its performance obligations. During the three months ended September 27, 2025 and September 28, 2024, the Company recognized $5.3 million and $5.1 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers. During the nine months ended September 27, 2025 and September 28, 2024, the Company recognized $15.6 million and $8.9 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
4. Restructuring and Other Charges
During the three months ended September 27, 2025 and September 28, 2024, the Company recorded restructuring and other charges of $0.1 million and $1.9 million, respectively, in the consolidated statements of operations. During the nine months ended September 27, 2025 and September 28, 2024, the Company recorded restructuring and other charges of $8.9 million and $24.3 million, respectively, in the consolidated statements of operations.
The components of restructuring and other charges were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash restructuring charges:
Severance and other personnel costs	$11	$998	$2,722	$17,198
Other restructuring costs	73	454	4,657	3,439
CEO transition costs	—	534	—	2,053
Total cash charges	84	1,986	7,379	22,690

Non-cash charges:
Asset write offs	(3)	79	1,566	2,828
CEO transition costs related to stock-based awards	—	(143)	—	(1,220)
Total non-cash charges	(3)	(64)	1,566	1,608

Total restructuring and other charges	$81	$1,922	$8,945	$24,298
On January 29, 2024, following the termination of the Merger Agreement, the Company announced an operational restructuring plan ("2024 Restructuring Plan") which included a reduction in headcount of approximately 440 employees. During the nine months ended September 27, 2025 and September 28, 2024, the Company recorded restructuring costs of $2.7

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
million and $17.2 million, respectively. These charges consist primarily of employee termination benefits including severance, payroll taxes and other benefits. During the three months ended September 27, 2025, the Company recorded additional restructuring adjustments to the restructuring costs and does not expect any further material restructuring charges under the 2024 Restructuring Plan.
In addition, during the three months ended September 27, 2025 and September 28, 2024, the Company recorded other restructuring costs of $0.1 million and $0.5 million, respectively. During the nine months ended September 27, 2025 and September 28, 2024, the Company recorded other restructuring costs of $6.2 million and $6.3 million, respectively. These charges consist of accelerated depreciation and write-offs on certain fixed assets, warehouse exit costs, write-offs on material liabilities at contract manufacturers due to discontinuation of programs, as well as other costs associated with rightsizing its global real estate footprint.
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
The following table presents a roll-forward of cash restructuring-related liabilities associated with the 2024 Restructuring Plan, which is included within accounts payable and accrued expenses in the consolidated balance sheets (in thousands):

	Severance and other personnel costs	Other restructuring costs	CEO transition costs	Total
Balance as of December 28, 2024	$1,925	$1,457	$338	$3,720
Charges	2,722	4,657	—	7,379
Cash payments	(3,549)	(5,346)	(338)	(9,233)
Balance as September 27, 2025	$1,098	$768	$—	$1,866
5. Leases
The Company's leasing arrangements primarily consist of operating leases for its facilities which include corporate, sales and marketing and research and development offices and equipment under various non-cancelable lease arrangements. The operating leases expire at various dates through 2030. The Company currently has two sublease agreements for space at its headquarters. In addition, during the third quarter of fiscal 2025, the Company amended the lease for its headquarters to provide the landlord with the right to take back space under certain circumstances. At September 27, 2025, the Company's weighted average discount rate was 4.36%, while the weighted average remaining lease term was 4.45 years.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$1,416	$1,043	$4,305	$3,604
Variable lease cost	676	716	1,959	2,669
Sublease income	(447)	(535)	(1,370)	(1,526)
Right-of-use asset impairment	—	167	—	1,034
Net lease cost	$1,645	$1,391	$4,894	$5,781

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,030	$1,853	$4,383	$5,095
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$—	$—	$—	$811
Right-of-use asset reductions related to operating lease modifications (non-cash)	$—	$—	$—	$(1,883)
Maturities of operating lease liabilities and sublease payments were as follows as of September 27, 2025 (in thousands):

	Operating Lease Payments	Sublease Payments	Net
Remainder of 2025	$1,447	$(215)	$1,232
2026	5,881	(1,033)	4,848
2027	5,315	(1,064)	4,251
2028	5,474	(1,096)	4,378
2029	5,638	(1,129)	4,509
Thereafter	1,936	(385)	1,551
Total minimum lease payments	$25,691	$(4,922)	$20,769
Less: imputed interest	2,830
Present value of future minimum lease payments	$22,861
Less: current portion of operating lease liabilities (Note 8)	5,099
Long-term lease liabilities	$17,762
6. Fair Value Measurements
Fair Value Measurements - Recurring Basis
The Company's financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of September 27, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,152	$—	$—
Restricted cash (Note 2)	5,000	—	—
Restricted cash, non-current (Note 2)	1,985	—	—
Total assets measured at fair value	$27,137	$—	$—

Liabilities:
Term loan (unpaid principal of $182,541) (Note 9)	$—	$—	$205,292
Total liabilities measured at fair value	$—	$—	$205,292

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Value Measurements as of December 28, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$59,717	$—	$—
Restricted cash, current	1,259	—	—
Restricted cash, non-current (Note 2)	2,389	—	—
Derivative instruments (Note 10)	—	438	—
Total assets measured at fair value	$63,365	$438	$—

Liabilities:
Term loan (unpaid principal of $179,447 ) (Note 9)	$—	$—	$200,604
Total liabilities measured at fair value	$—	$—	$200,604
The following table provides a summary of changes in fair value of our Level 3 instrument for the nine months ended September 27, 2025 (in thousands):

Balance as of December 28, 2024	$200,604
Repayment	(4,000)
Change in fair value	8,688
Balance as of September 27, 2025	$205,292
As discussed further in Note 9 to the consolidated financial statements, the Company elected to recognize the Term Loan under the fair value option. The fair value of the Term Loan as of September 27, 2025 has been determined based on a discounted cash flow model, which represents Level 3 measurements. Fair value estimates using probability-weighted scenarios which include assumptions that are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, expected interest rate volatility and the discount rate. The use of different assumptions could have a material effect on the fair value estimates. At September 27, 2025, in connection with the Company's negotiations with the Lenders and the counterparty to a potential sale transaction, all cash payments, including principal and interest, were assumed to be deferred until settlement of the Term Loan and included in the fair value of the debt.
7. Goodwill and Other Intangible Assets
The following table summarizes the activity in the carrying amount of goodwill and intangible assets for the nine months ended September 27, 2025 (in thousands):

	Goodwill	Intangible assets
Balance as of December 28, 2024	$167,288	$3,212
Amortization	—	(427)
Effect of foreign currency translation	15,162	301
Balance as of September 27, 2025	$182,450	$3,086

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 27, 2025	December 28, 2024
Accrued manufacturing and logistics cost	$23,627	$16,504
Accrued returns and sales incentives	10,496	20,949
Accrued compensation and benefits	10,167	12,322
Accrued warranty	9,192	18,233
Accrued taxes payable	5,603	9,641
Current portion of operating lease liabilities	5,099	4,897
Accrued restructuring and other	1,311	4,219
Accrued interest (1)	—	3,647
Accrued other	5,111	10,185
	$70,606	$100,597
(1)At September 27, 2025, in connection with the Company's negotiations with the Lenders and the counterparty to a potential sale transaction, all cash payments, including principal and interest, were assumed to be deferred until settlement of the Term Loan. Therefore, accrued cash interest was included in the fair value of the debt at September 27, 2025. In late October 2025, the Lenders agreed to defer all cash interest due on October 28, 2025 (approximately $5.1 million) until November 28, 2025. See Note 9, Debt, for additional information.
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
The Term Loan bears interest at a rate per annum equal to, at the Company's option, (i) a rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread or (ii) a rate based on the base rate plus a rate adjustment plus an 8.00% spread. A portion of each spread equal to 2.5% is paid in kind by capitalizing such option into principal of the Term Loan. In the event of repayment, prepayment or acceleration of all or any portion of the Term Loan, the Company is required to pay to the lenders an additional amount which represents a minimum guaranteed return on the Term Loan that ranges between 1.30x and 1.75x of the principal in accordance with the provisions within the Credit Agreement. The minimum guaranteed return range is based on the date on which it is paid. As of September 27, 2025, the minimum guaranteed return rate was 1.7x. The Credit Agreement provides for mandatory prepayments of borrowings under certain circumstances, including non-ordinary course asset sales and incurrence of other indebtedness, subject to customary exceptions.
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
During the first quarter of fiscal 2024, as a result of the termination of the Merger Agreement and receipt of the Parent Termination Fee of $94.0 million from Amazon on January 29, 2024, $35.0 million of such Parent Termination Fee was used immediately to repay a portion of the Term Loan, and $40.0 million of the Parent Termination Fee was set aside in a restricted account to be used for future repayments of the Term Loan subject to limited ability of the Company to utilize such amounts at the discretion of the lenders for the purchase of inventory in the third quarter of fiscal 2025. The $35.0 million repayment was applied to the principal, interest and the 1.4x minimum guaranteed return, reducing the principal balance of the loan to $176.1 million. With the termination of the Merger Agreement and the $35.0 million repayment, the applicable minimum guaranteed return ranges between 1.4x and 1.7x of the principal and the consolidated core assets financial covenant is reduced

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
to $200.0 million. To access the $40.0 million of restricted cash for inventory purchases, on the day of such election, the Company must certify to its lenders that the Company has pro forma consolidated core assets of $275.0 million and no default or event of default under the Credit Agreement. During the third quarter of fiscal 2024, the Company elected to draw down $40.0 million of the restricted cash, which was repaid to the restricted account in March 2025. During the third quarter of fiscal 2025, with the Lenders' consent, the Company elected to draw down $31.0 million from the restricted cash account. Subsequently, on September 30, 2025, the Company drew down the remaining $5.0 million from the restricted cash account.
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
On August 6, 2025, the Company entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025. On September 12, 2025, the Company entered into Amendment No. 5 to the Credit Agreement, which further extended the Initial Waiver Period to October 24, 2025. On October 22, 2025, the Company entered into Amendment No. 6 to the Credit Agreement, which further extended the Initial Waiver Period to December 1, 2025. No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period, provided that the Company is still obligated to comply with the Specified Covenants after the end of the Extended Waiver Period and if it does not, unless the Lenders further extend such waiver by the end of the Extended Waiver Period, an Event of Default will occur. In late October 2025, the Lenders agreed to defer all cash interest due on October 28, 2025 (approximately $5.1 million) until November 28, 2025. See Note 2, Liquidity Risks and Uncertainties, for further information.
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

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Under the fair value election, debt issuance costs are expensed as incurred, and the debt liability is subsequently valued at fair market value, including paid in kind interest, during each reporting period until its settlement. At September 27, 2025, in connection with the Company's negotiations with the Lenders and the counterparty to a potential sale transaction, all cash payments, including principal and interest, were assumed to be deferred until settlement of the Term Loan. Therefore, accrued cash interest was included in the fair value of the debt at September 27, 2025. In late October 2025, the Lenders agreed to defer all cash interest due on October 28, 2025 (approximately $5.1 million) until November 28, 2025.
The Company's outstanding debt as of September 27, 2025 was as follows (in thousands):

	Classification	Term Loan
Term Loan at fair value at December 28, 2024		$200,604
Repayment		(4,000)
Change in fair value of term loan due to instrument-specific credit risk	Other comprehensive loss	9,767
Remaining changes in fair value	Other expense	(1,079)
Term Loan at fair value as of September 27, 2025		$205,292
During the three and nine months ended September 27, 2025, the Company recorded $1.6 million and $11.7 million of interest expense, respectively, related to the quarterly cash interest. During the three and nine months ended September 28, 2024, the Company recorded $5.4 million and $16.2 million of interest expense, respectively, related to the quarterly cash interest. These interest expenses were recorded in other expense, net on the consolidated statements of operations. The interest expense was calculated using the rate based on term SOFR plus a credit spread adjustment plus a 9.00% spread. As of September 27, 2025, the accrued interest was included in the fair value of the debt and there was no accrued interest expense on the consolidated balance sheet.
10. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of the Company's operations, primarily the British Pound, Canadian Dollar, Euro and Japanese Yen. The Company historically entered into derivative instruments that were designated as cash flow hedges to reduce its exposure to foreign currency exchange risk in sales. The Company exited its last cash flow hedges during February 2024. At September 27, 2025 and December 28, 2024, the Company had no outstanding cash flow hedges.
The Company enters into economic hedges that are not designated as hedges from an accounting standpoint to reduce foreign currency exchange risks related to short term trade receivables and payables. These contracts typically had maturities of approximately one month. Historically, the Company has used forward contracts but also may use option contracts as an alternative. At September 27, 2025 the Company had no outstanding foreign currency economic hedges. At December 28, 2024, the Company had outstanding foreign currency economic hedges with a total notional value of $28.1 million.
The fair values of derivative instruments were as follows (in thousands):

		Fair Value
	Classification	September 27, 2025	December 28, 2024
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$438

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Losses) gains associated with derivative instruments not designated as hedging instruments were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Classification	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(Loss) gain recognized in income	Other expense, net	$—	$(494)	$(530)	$853
The following tables reflect the effect of derivatives designated as cash flow hedging (in thousands):

	Gain recognized in OCI on Derivative (1)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency forward contracts	$—	$—	$—	$3,213
(1)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

	(Loss) gain recognized in earnings on cash flow hedging instruments
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	Revenue		Revenue
Consolidated statements of operations in which the effects of cash flow hedging instruments are recorded	$145,832	$193,435	$374,959	$509,811

(Loss) gain on cash flow hedging relationships:
Foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI into earnings	$(649)	$3,519	$117	$11,827

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
On March 8, 2024, purported Company shareholder Dylan Das filed a putative class action in the U.S. District Court for the District of New Jersey against the Company and certain of its former officers, captioned Dylan Das v. iRobot Corporation, et al., No. 2:24-cv-02138. The parties agreed to transfer the case to the U.S. District Court for the District of Massachusetts, where the case is captioned In re iRobot Corporation Securities Litigation, No. 1:24-cv-11158. Following the appointment of a lead plaintiff, an amended complaint was filed on July 19, 2024. The complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the likelihood of regulatory approval of the Amazon Merger and its impact on the Company's financial performance. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified equitable/injunctive relief. On September 3, 2024, the defendants filed a motion to dismiss with the Court. On January 27, 2025, the Court granted the defendants' motion to dismiss and therefore dismissed the amended complaint with prejudice. On February 24, 2025, the plaintiff in this matter appealed the Court's dismissal to the U.S. Court of Appeals for the First Circuit, where the case is captioned Premca Extra Income Fund LP v. iRobot Corporation, et al., No. 25-1192. On April 21, 2025, the plaintiff filed its opening appeal brief. On June 2, 2025, the defendants filed their response brief, and on July 3, 2025, the plaintiff filed its reply brief. Oral arguments were held on September 8, 2025.
On June 8, 2024, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the District of Massachusetts against the Company, certain of its current and former directors and officers, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. iRobot Corporation, et al., No. 1:24-cv-11498. The parties have filed a stipulation staying this action until final resolution of the motion to dismiss, including all appeals, in In re iRobot Corporation Securities Litigation, No. 1:24-cv-11158. On May 1, 2025, the U.S. District Court for the District of Massachusetts

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
issued an order closing the case for administrative purposes without entry of judgment, and any party may move to reopen the case after the resolution of appellate proceedings regarding the motion to dismiss in In re iRobot Corporation Securities Litigation, No. 1:24-cv-11158. Given the uncertainty of litigation, the preliminary stage of the shareholder derivative action and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
On July 7, 2025, purported Company shareholder Vinayak Savant filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers, captioned Vinayak Savant v. iRobot Corporation, et al., No. 1:25-cv-05563. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company's financial performance and ability to operate on a standalone basis following the termination of the Amazon Merger in January 2024. The complaint seeks, among other things, unspecified compensatory damages, including interest, in connection with the Company's allegedly inflated stock price, attorneys' fees and costs, and unspecified other further relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.
On August 12, 2025, purported Company shareholder Anthony Wren filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers and directors, captioned Anthony Wren, derivatively on behalf of iRobot Corp. v. Gary Cohen, et al., No. 1:25-cv-06625. On September 4, 2025, another purported Company shareholder, Michael Alpert, filed a similar derivative complaint also in the U.S. District Court for the Southern District of New York and against the same defendants, captioned Michael Alpert, derivatively on behalf of iRobot Corp. v. Gary Cohen, et al., No. 1:25-cv-07532. On September 18, 2025, a third purported Company shareholder, Charles Gaudreault, filed a similar derivative complaint also in the U.S. District Court for the Southern District of New York and against the same defendants, captioned Charles Gaudreault, derivatively on behalf of iRobot Corp. v. Gary Cohen, et al., No. 1:25-cv-07774. On November 4, 2025, the Court consolidated these three derivative actions for all purposes under the case caption: In re iRobot Corporation Derivative Litigation, Lead Case No. 1:25-cv-06625-JHR-GS. Given the uncertainty of litigation, the preliminary stage of the shareholder derivative actions and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.
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
Guarantees and Indemnification Obligations
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 27, 2025 and December 28, 2024, respectively.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Warranty
The Company provides warranties on most products and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$12,559	$19,765	$18,233	$24,625
Provision	3,791	3,994	7,381	10,039
Warranty claims	(7,158)	(4,692)	(16,422)	(15,597)
Balance at end of period	$9,192	$19,067	$9,192	$19,067
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
For the three months ended September 27, 2025 and September 28, 2024, the Company recorded an income tax expense of $3.1 million and $1.1 million, respectively. The Company's effective income tax rates were (17.1)% and (20.4)% for the three months ended September 27, 2025 and September 28, 2024, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets, the release of an uncertain tax position reserve, and the release of deferred taxes related to settled cash flow hedges.
For the nine months ended September 27, 2025 and September 28, 2024, the Company recorded an income tax expense of $3.1 million and $1.9 million, respectively. The Company's effective income tax rates were (2.4)% and (2.9)% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The Company's effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against the Company's U.S. and certain foreign net deferred tax assets, the release of an uncertain tax position reserve, and the release of deferred taxes related to settled cash flow hedges.
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company has evaluated the provisions of the OBBBA and determined that the most significant impact relates to capitalization of research and development expenditures under Section 174. During the three and nine months ended September 27, 2025, the effects of the provisions of the OBBBA effective in 2025 were not material. The Company will continue to monitor additional guidance and assess potential impacts on future periods.

iROBOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table presents selected financial information with respect to the Company's single operating segment for the three and nine months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$145,832	$193,435	$374,959	$509,811
Less:
Cost of revenue	100,580	131,058	271,095	383,865
Research and development	13,094	19,630	41,547	76,739
Working marketing	10,594	9,292	36,623	33,715
Other selling and marketing	18,662	19,978	57,687	65,251
General and administrative	20,346	3,232	60,430	(33,552)
Restructuring and other	81	1,922	7,287	24,298
Amortization of intangible assets	146	1,066	427	1,405
Other expense, net	711	12,548	28,391	24,583
Income tax expense	3,144	1,080	3,079	1,917
Net loss	$(21,526)	$(6,371)	$(131,607)	$(68,410)
Geographic Information
For the three months ended September 27, 2025 and September 28, 2024, sales to non-U.S. customers accounted for 51.5% and 45.6% of total revenue, respectively. For the nine months ended September 27, 2025 and September 28, 2024, sales to non-U.S. customers accounted for 55.0% and 49.3% of total revenue, respectively.
The following table provides information about revenue by geographical region (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$70,772	$105,137	$168,653	$258,398
EMEA	39,733	45,902	105,933	130,884
Japan	25,138	27,718	76,511	83,254
Other	10,189	14,678	23,862	37,275
Total revenue	$145,832	$193,435	$374,959	$509,811
Significant Customers
For the three months ended September 27, 2025 and September 28, 2024, the Company generated 26.8% and 32.6%, respectively, of total revenue from one of its retailers. For the nine months ended September 27, 2025 and September 28, 2024, the Company generated 23.7% and 27.1%, respectively, of total revenue from one of its retailers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our future results of operations and financial position, business strategy, plans and objectives of management for future operations; the anticipated impact of a default under our Credit Agreement and acceleration of our loan repayment obligations; new product sales, plans for product development and offerings, launches and manufacturing, ability to address consumer needs, the expansion of our addressable market, factors for differentiation of our products, our consumer robots, our competition, our strategy, our market position, market acceptance of our products, revenue recognition, our profits, growth of our revenues, composition of our revenues, our cost of revenues, units shipped, average selling prices, the impact of tariffs and our ability to reduce exposure to tariffs, operating expenses, selling and marketing expenses, general and administrative expenses, research and development expenses, and compensation costs, our credit and letter of credit facilities, seasonal factors, efforts to refine value proposition and related results, efforts to mitigate supply chain challenges, plans for the production of robots, strategic alliances, product integration plans, liquidity and the impact of cost-control measures and cost savings related to such activities, our ability to continue as a going concern, the strategic review process initiated by our board of directors, and implementation of our operational restructuring plan constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms and negative forms of such terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, in Part II, "Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the periods ended March 29, 2025 and June 28, 2025, and Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024 in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
Since our founding in 1990, we have developed the expertise necessary to design, build, sell and support durable, high-performance robots through the close integration of software, electronics and hardware. Following the introduction of the Roomba robotic vacuum cleaner in 2002, we have sold over 50 million consumer robots worldwide to become a global, market-leading consumer robotics innovator with a strong presence in a number of major geographic regions worldwide. In recent years, we have seen increased competition with new product offerings in the robotic floorcare segment and have conceded significant market share.
In 2024, iRobot began a journey of transformation designed to rebuild our Company both financially and strategically. We initiated, and largely completed, our iRobot Elevate strategy, an operational restructuring plan designed to more closely align our cost structure with near-term revenue expectations with the goal of improved profitability. Leveraging a new asset-light model, we began to streamline our supply chain to set us up for speed and scale, while relying on our partners and contract manufacturers to provide non-core engineering functions. We launched iRobot Labs where all innovation and development of our IP resides to focus on key innovations and critical consumer needs throughout the home. We have innovated across several core technology areas including robotic vacuums, robotic mops, robotic lawn mowers, general robotic software including AI and vision-enabled technologies and mobile applications for robotic floor cleaners. These capabilities are amplified by our proprietary robot, cloud and iRobot OS. iRobot OS provides consumers with greater control over where, when and how our robots work, simple integration with other smart home devices, thoughtful recommendations to further enhance the cleaning experience, and provide control to improve overall cleaning performance.
In March 2025, we announced the largest new product launch in our history, which included a suite of new floor cleaning robots featuring elevated design, improved technology, advanced features and a new Roomba Home app. The Roomba 105 Vac Robot series features enhanced power-lifting suction while the Roomba 205 DustCompactor series introduces industry-leading innovation that stores debris. The Roomba Plus 405 Combo Robot + AutoWash Dock asserts intense suction, deep scrubbing and a maintenance-free dock, and Roomba Plus 505 Combo Robot + AutoWash Dock, featuring PerfectEdge technology to get deep into corners and a hands-free, multi-function dock that automatically empties debris, washes and heat-dries mop pads and self-cleans when finished. The majority of these new products were available to consumers in early April. In late April, we announced the Roomba Max 705 Vac Robot + AutoEmpty Dock. During the third quarter of fiscal 2025, we announced the launch of the Roomba Max 705 Combo Robot + AutoWash Dock which is our most advanced 2-in-1 vacuum and mop. It delivers a hands-free cleaning experience by pairing the all-new PowerSpin Roller Mop with PerfectEdge advanced mopping system with our AutoWash dock, while featuring advanced suction power and enhanced brushes.
Since 2023, our revenue performance has been impacted by lower orders from retailers and distributors due in part to a decline in consumer sentiment and resultant spending. Our 2024 performance was also impacted by incremental promotional spending to stimulate sell-through during the holiday season prior to our 2025 new product launches. As expected, performance during the first half of fiscal 2025 also included higher promotional activity and pricing adjustments as we worked to encourage sell-through of our legacy products, as well as the impact from the delayed launch on certain product. Our total revenue for the three months ended September 27, 2025 was $145.8 million, a decline of $47.6 million, or 24.6%, from total revenue of $193.4 million for the three months ended September 28, 2024. Our revenue decreased as we continued to face market headwinds, ongoing production delays and unforeseen shipping disruptions which in turn increased cash usage and pressured profitability. Geographically, domestic revenue declined $34.4 million, or 32.7%, and international revenue declined by $13.2 million, or 15.0%. Our total revenue for the nine months ended September 27, 2025 was $375.0 million, a decline of $134.9 million, or 26.5%, from revenue of $509.8 million for the nine months ended September 28, 2024. Geographically, domestic revenue declined by $89.7 million, or 34.7%, and international revenue declined by $45.1 million, or 17.9%. We are leveraging our brand and recently launched products with better design and more competitive features to improve our competitiveness in multiple price segments. For the nine months ended September 27, 2025, revenue associated with our newly launched suite of robots generated 63% of total revenue as we transitioned from our legacy products to the new products with limited availability in the channels during the first quarter of fiscal 2025.
Our Liquidity and Our Ability to Continue As a Going Concern
As part of our quarterly assessment completed during the fourth quarter of fiscal 2024 in our Annual Report on Form 10-K, management concluded that there was substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements. As of September 27, 2025, the fair value of our Term Loan was $205.3 million, which significantly exceeded our available cash and cash equivalents and there continues to be substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents balance declined from $40.6 million as of June 28, 2025, to $24.8 million as of September 27, 2025, despite the draw down of $31.0 million from the restricted cash account during this period. The remaining $5.0 million from the restricted cash account was fully drawn on September 30, 2025, and we have no sources upon which we can draw for additional capital. In addition, as described below, absent a further waiver from the Lenders, we expect to be in default under our Credit Agreement on December 1, 2025. We are currently in discussions with the Lenders to provide the additional capital we require to fund our ongoing business operations, including for payment of significant amounts owed to our primary contract manufacturer. If we are unable to obtain new capital in the near term from the Lenders or otherwise, we may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection.

Amendments to Credit Agreement and Potential Event of Default
On March 11, 2025, we entered into Amendment No. 1 ("Amendment No. 1") to our credit agreement (the "Credit Agreement") with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Waiver Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which extended the Initial Waiver Period to June 6, 2025. The consolidated financial statements for the fiscal year ended December 28, 2024 included in our Annual Report on Form 10-K included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern; therefore, we would have been in breach of the Going Concern Covenant and the Agent would be able to exercise all applicable remedies under the Credit Agreement but for Amendment No. 1 and Amendment No. 2 described above. In connection with Amendment No. 1, we returned to a controlled account for the benefit of the Agent and the Lenders the $40.0 million that we elected to withdraw from such controlled account during the third quarter of fiscal 2024 for the purchase of inventory, and the Agent deferred payment of the related $4.0 million use fee until the end of the Initial Waiver Period. Amendment No. 1 also requires us to provide more frequent supplemental financial reporting to the Agent. Fees payable by us to the Lenders in connection with Amendment No. 1 include (1) $3.6 million (representing 2.0% of the aggregate principal amount of term loans outstanding), which will be paid in kind via an increase of the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 1 warrants to purchase an aggregate of 1,840,503 shares of our common stock (equal to six percent of our outstanding common stock as of March 10, 2025), with an exercise price of $0.01 per share. On June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"), which further extended the Initial Waiver Period to August 14, 2025. Fees payable by us to the Lenders in connection with Amendment No. 3 include (1) $4.0 million in cash held in the restricted cash account, which was entirely applied to reduce the outstanding principal amount of the Term Loan and (2) issuing to the Lenders on the date of Amendment No. 3 warrants to purchase an aggregate of 1,556,323 shares of our common stock (equal to five percent of our outstanding common stock as of June 4, 2025), with an exercise price of $0.01 per share. On August 6, 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025. On September 12, 2025, we entered into Amendment No. 5 to the Credit Agreement, which further extended the Initial Waiver Period to October 24, 2025. On October 22, 2025, we entered into Amendment No. 6 to the Credit Agreement, which further extended the Initial Waiver Period to December 1, 2025 (the "Extended Waiver Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period. If the Lenders do not waive the breach of the Specified Covenants after the end of the Extended Waiver Period, an event of default will occur on December 1, 2025. If we are in default under the Credit Agreement and our lenders accelerate the repayment obligations with respect to the outstanding loans, we expect that we would be unable to repay our obligations under the Credit Agreement. In such circumstances, or if in advance of the end of the Extended Waiver Period the Lenders inform us that they will not further extend the waiver, we may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. See Note 2, Liquidity Risks and Uncertainties, and "Risk Factors—The waiver of covenant compliance under our senior secured term loan credit facility is time-limited; if this waiver is not extended at the end of the applicable period, we will be in default. Our financial condition continues to decline, and we may be unable to secure the additional funding needed to continue our operations," for further information.
Strategic Transaction Update
On March 12, 2025, our Board of Directors initiated a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. In late October, the counterparty to a potential sale transaction withdrew from the process following a lengthy period of exclusive negotiations. We are continuing the review process, and are currently seeking to engage alternative counterparties to a potential sale or other strategic transaction. However, it is unlikely that the review of strategic alternatives or the efforts to engage with alternative counterparties will result in any transaction being consummated outside of a bankruptcy process. In addition, during our most recent negotiations in a potential sale transaction, the potential counterparty offered a price per share to acquire our company that was significantly lower than the trading price of our stock over recent months.
Non-Payment to Primary Contract Manufacturer
As of October 31, 2025, we owed our primary contract manufacturer, Picea, $158.3 million for the manufacturing of our products, $29.1 million of which was past due. Under our agreement with Picea, non-payment may be deemed a breach of a material provision of the agreement, which if not cured within 30 business days of receipt of written notice from Picea, will allow Picea to terminate the agreement. As of the date hereof, Picea has not issued a written notice of default under the agreement, and the parties are engaged in active discussions regarding a mutually agreeable resolution of the non-payment by the Company of amounts owed to Picea.

Impact of Changes to US. Trade Policy on Our Business
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. In February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. In April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. In July 2025, Vietnam and the United States reached a trade agreement to reduce impending U.S. tariffs on goods imported from Vietnam to 20% (from an earlier proposed 46%), while maintaining a higher 40% tariff rate on products deemed "trans-shipped" through Vietnam from third countries. In October 2025, the U.S. government threatened an additional 100% tariff on goods imported from China in response to China's expansion of export controls on rare earth metals and related technologies, as the two countries continue trade negotiations. The U.S. tariff policies are continuing to evolve. We cannot predict whether, and to what extent, there may be further changes to international trade agreements, including those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. In anticipation of tariff uncertainty with China, we have relocated production of our U.S. bound robots outside of China, mainly to Vietnam. Our accessories are sourced from manufacturers in China. We are working to relocate the manufacture of these accessories outside of China. We estimate that the imposition of these new and additional tariffs will cause an increase in tariff costs of approximately $18.0 million during 2025. The estimated tariff impact assumes tariff rates of 20% from Vietnam and 55% from China for U.S. bound imports of robots and accessories respectively.
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

Key Financial Metrics and Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements in accordance with GAAP, we use the following key metrics, including non-GAAP financial measures, to evaluate and analyze our core operating performance and trends, and to develop short-term and long-term operational plans. The most directly comparable financial measures to the following non-GAAP metrics calculated under U.S. GAAP are gross profit, gross margin, operating (loss) income and operating margin. During the three months ended September 27, 2025 and September 28, 2024, we had gross profit of $45.3 million and $62.4 million, gross margin of 31.0% and 32.2%, operating (loss) income of ($17.7) million and $7.3 million and operating margin of (12.1)% and 3.8%, respectively. During the nine months ended September 27, 2025 and September 28, 2024, we had gross profit of $103.9 million and $125.9 million, gross margin of 27.7% and 24.7%, operating loss of ($100.1) million and ($41.9) million and operating margin of (26.7)% and (8.2)%, respectively. A summary of key metrics and certain non-GAAP measures for the three and nine months ended September 27, 2025, as compared to the three and nine months ended September 28, 2024, is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(dollars in thousands, except average gross selling prices)
	(unaudited)
Total Revenue	$145,832	$193,435	$374,959	$509,811

Non-GAAP Gross Profit	$45,529	$62,764	$106,342	$127,432
Non-GAAP Gross Margin	31.2%	32.4%	28.4%	25.0%

Non-GAAP Operating (Loss) Income	$(9,886)	$15,069	$(68,413)	$(73,083)
Non-GAAP Operating Margin	(6.8)%	7.8%	(18.2)%	(14.3)%

Total robot units shipped (in thousands)	555	732	1,481	1,762
Average gross selling prices for robot units	$330	$313	$311	$329

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

The following table reconciles gross profit, operating (loss) income, net (loss) income and net (loss) income per share on a GAAP and non-GAAP basis for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands, except per share amounts)
GAAP Gross Profit	$45,252	$62,377	$103,864	$125,946
Stock-based compensation	277	387	820	1,486
Restructuring and other	—	—	1,658	—
Non-GAAP Gross Profit	$45,529	$62,764	$106,342	$127,432
GAAP Gross Margin	31.0%	32.2%	27.7%	24.7%
Non-GAAP Gross Margin	31.2%	32.4%	28.4%	25.0%

GAAP Operating (Loss) Income	$(17,671)	$7,257	$(100,137)	$(41,910)
Amortization of acquired intangible assets	146	1,066	427	1,405
Stock-based compensation	3,854	5,480	12,930	17,937
Net merger, acquisition and divestiture expense (income)	3,704	(656)	9,422	(74,813)
Restructuring and other	81	1,922	8,945	24,298
Non-GAAP Operating (Loss) Income	$(9,886)	$15,069	$(68,413)	$(73,083)
GAAP Operating Margin	(12.1)%	3.8%	(26.7)%	(8.2)%
Non-GAAP Operating Margin	(6.8)%	7.8%	(18.2)%	(14.3)%

GAAP Net Loss	$(21,526)	$(6,371)	$(131,607)	$(68,410)
Amortization of acquired intangible assets	146	1,066	427	1,405
Stock-based compensation	3,854	5,480	12,930	17,937
Net merger, acquisition and divestiture expense (income)	3,704	(656)	9,422	(74,813)
Restructuring and other	81	1,922	8,945	24,298
Loss on strategic investments	1,960	—	1,566	375
Debt issuance costs	944	52	19,580	529
Income tax effect	2,811	(477)	1,794	(856)
Non-GAAP Net (Loss) Income	$(8,026)	$1,016	$(76,943)	$(99,535)

GAAP Net Loss Per Diluted Share	$(0.62)	$(0.21)	$(3.97)	$(2.34)
Dilutive effect of non-GAAP adjustments	0.39	0.24	1.65	(1.06)
Non-GAAP Net (Loss) Income Per Diluted Share	$(0.23)	$0.03	$(2.32)	$(3.40)

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
Overview of Results of Operations
The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	69.0	67.8	71.9	75.3
Restructuring and other	—	—	0.4	—
Total cost of revenue	69.0	67.8	72.3	75.3
Gross profit	31.0	32.2	27.7	24.7
Operating expenses:
Research and development	9.0	10.1	11.1	15.1
Selling and marketing	20.0	15.0	25.2	19.3
General and administrative	13.9	1.7	16.1	(6.6)
Restructuring and other	0.1	1.0	1.9	4.8
Amortization of acquired intangible assets	0.1	0.6	0.1	0.3
Total operating expenses	43.1	28.4	54.4	32.9
Operating (loss) income	(12.1)	3.8	(26.7)	(8.2)
Other expense, net	(0.5)	(6.5)	(7.6)	(4.8)
Loss before income taxes	(12.6)	(2.7)	(34.3)	(13.0)
Income tax expense	2.2	0.6	0.8	0.4
Net loss	(14.8)%	(3.3)%	(35.1)%	(13.4)%
Comparison of Three and Nine Months Ended September 27, 2025 and September 28, 2024
Revenue

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Revenue	$145,832	$193,435	$(47,603)	(24.6)%	$374,959	$509,811	$(134,852)	(26.5)%
Revenue for the three months ended September 27, 2025 decreased $47.6 million to $145.8 million, or 24.6%, from $193.4 million for the three months ended September 28, 2024. The decrease was primarily attributable to a $34.4 million, or 32.7%, decline in domestic revenue and a $13.2 million, or 15.0%, decline in international revenue, which reflected a decrease of 13.4% in EMEA and 9.3% in Japan compared to the three months ended September 28, 2024. The decrease in revenue reflected a decrease of 24.2% in total robots shipped due to persistent market headwinds, longer than expected delays in scaling production and sales of our new products, and unforeseen shipping disruptions, offset by a 5.4% increase in gross average selling price for the three months ended September 27, 2025, compared to the three months ended September 28, 2024.

Revenue for the nine months ended September 27, 2025 decreased $134.9 million to $375.0 million, or 26.5%, from $509.8 million for the nine months ended September 28, 2024. The decrease was primarily attributable to a $89.7 million, or 34.7%, decline in domestic revenue and a $45.1 million, or 17.9%, decline in international revenue, which reflected decreases of 19.1% in EMEA and 8.1% in Japan compared to the nine months ended September 28, 2024. The decrease in revenue reflected a decrease of 15.9% in total robots shipped and a 5.5% decrease in gross average selling price for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024. The decrease in revenue was also impacted by additional promotional activity to stimulate sell-through of our legacy products during the first half of fiscal 2025 prior to the full launch of our 2025 product lineup.
Cost of Product Revenue

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of product revenue	$100,580	$131,058	$(30,478)	(23.3)%	$269,437	$383,865	$(114,428)	(29.8)%
As a percentage of revenue	69.0%	67.8%			71.9%	75.3%
Cost of product revenue decreased to $100.6 million in the three months ended September 27, 2025, compared to $131.1 million in the three months ended September 28, 2024. The decrease was primarily driven by the 24.6% decrease in revenue, partially offset by product costs from our new products with a better cost profile as we completed the full launch of our 2025 product lineup.
Cost of product revenue decreased to $269.4 million in the nine months ended September 27, 2025, compared to $383.9 million in the nine months ended September 28, 2024. The decrease was primarily driven by the 26.5% decrease in revenue, as well as adjustments recorded for obsolete or excess inventory and losses on purchase commitments during fiscal 2024. In the second quarter of fiscal 2024, we finalized our 2025 product roadmap as part of our transition to a new contract manufacturing paradigm, evaluated our component inventory on-hand and non-cancelable purchase commitments with our contract manufacturers and suppliers, and recorded a charge totaling $18.4 million. This charge included a $10.3 million non-cash reserve for obsolete or excess component inventory and a $8.1 million charge for losses on non-cancelable purchase commitments.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Gross profit	$45,252	$62,377	$(17,125)	(27.5)%	$103,864	$125,946	$(22,082)	(17.5)%
Gross margin	31.0%	32.2%			27.7%	24.7%
Gross margin decreased to 31.0% in the three months ended September 27, 2025, compared to 32.2% in the three months ended September 28, 2024. Gross margin decreased 1.2 percentage points primarily driven by increases in tariffs as well as lower leverage on our fixed cost due to decreased revenue, partially offset by favorable impact from sales of our new products with a better cost profile.
Gross margin increased to 27.7% in the nine months ended September 27, 2025, compared to 24.7% in the nine months ended September 28, 2024. Gross margin increased 3.0 percentage points primarily driven by favorable impact from sales of our new products with a better cost profile, as well as the charges related to non-cash reserve for obsolete or excess component inventory and losses on non-cancellable purchase commitments recorded during second quarter of fiscal 2024 that did not recur in fiscal 2025. The increase in gross margin was partially offset by increased tariffs, lower leverage on our fixed cost due to decreased revenue, and promotional activities during the first half of fiscal 2025 to stimulate sell-through of our legacy products.

Research and Development

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Research and development	$13,094	$19,630	$(6,536)	(33.3)%	$41,547	$76,739	$(35,192)	(45.9)%
As a percentage of revenue	9.0%	10.1%			11.1%	15.1%
Research and development expenses decreased $6.5 million, or 33.3%, to $13.1 million (9.0% of revenue) in the three months ended September 27, 2025 from $19.6 million (10.1% of revenue) in the three months ended September 28, 2024. This decrease was primarily due to decreases of $4.2 million in people-related costs associated with the lower headcount resulting from the 2024 operational restructuring plan and $1.6 million in program-related costs during the three months ended September 27, 2025.
Research and development expenses decreased $35.2 million, or 45.9%, to $41.5 million (11.1% of revenue) in the nine months ended September 27, 2025 from $76.7 million (15.1% of revenue) in the nine months ended September 28, 2024. This decrease was primarily due to decreases of $26.5 million in people-related costs and $2.8 million in stock-based compensation associated with lower headcount resulting from the 2024 operational restructuring plan, as well as a decrease of $6.0 million in program-related costs during the nine months ended September 27, 2025.
Selling and Marketing

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Selling and marketing	$29,256	$29,270	$(14)	—%	$94,310	$98,966	$(4,656)	(4.7)%
As a percentage of revenue	20.0%	15.0%			25.2%	19.3%
Selling and marketing expenses remained consistent at $29.3 million in the three months ended September 27, 2025 and September 28, 2024. While there were decreases of $0.5 million in people-related costs and $0.2 million in stock-based compensation associated with the lower headcount resulting from the 2024 operational restructuring plan, these decreases were offset by a $1.1 million increase in working media related to the 2025 new product launch during three months ended September 27, 2025. Selling and marketing expenses as a percentage of revenue increased during the three months ended September 27, 2025 primarily due to the investment associated with the 2025 new product launches.
Selling and marketing expenses decreased $4.7 million, or 4.7%, to $94.3 million (25.2% of revenue) in the nine months ended September 27, 2025 from $99.0 million (19.3% of revenue) in the nine months ended September 28, 2024. This decrease was primarily attributable to a $4.9 million decrease in people-related costs associated with the lower headcount resulting from the 2024 operational restructuring plan. Selling and marketing expenses as a percentage of revenue increased during the nine months ended September 27, 2025 primarily due to the investment associated with the 2025 new product launches.
General and Administrative

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$20,346	$3,232	$17,114	529.5%	$60,430	$(33,552)	$93,982	(280.1)%
As a percentage of revenue	13.9%	1.7%			16.1%	(6.6)%
General and administrative expenses increased $17.1 million, or 529.5%, to $20.3 million (13.9% of revenue) in the three months ended September 27, 2025, from $3.2 million (1.7% of revenue) in the three months ended September 28, 2024. This increase was primarily driven by a one-time benefit of $13.5 million related to an intellectual property litigation settlement during the three months ended September 28, 2024, as well as an increase of $4.4 million of legal and professional fees associated with our strategic review process during the three months ended September 27, 2025.

General and administrative expenses increased $94.0 million, or 280.1%, to $60.4 million (16.1% of revenue) in the nine months ended September 27, 2025, from ($33.6) million ((6.6)% of revenue) in the nine months ended September 28, 2024. This increase was primarily driven by a one-time benefit of the Parent Termination Fee, net of professional fees paid, of $75.2 million in the first quarter of fiscal 2024. The increase was also attributable to a one-time benefit of $13.5 million related to an intellectual property litigation settlement during the third quarter of fiscal 2024, and an increase of $9.0 million of legal and professional fees associated with our strategic review process, partially offset by a decrease of $3.7 million in people-related costs associated with lower headcount for the nine months ended September 27, 2025.
Restructuring and Other

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$—	$—	$—	—%	$1,658	$—	$1,658	—%
Operating expense	81	1,922	(1,841)	(95.8)%	7,287	24,298	(17,011)	(70.0)%
Total restructuring and other	$81	$1,922	$(1,841)	(95.8)%	$8,945	$24,298	$(15,353)	(63.2)%
As a percentage of revenue	0.1%	1.0%			2.4%	4.8%
Restructuring and other expenses decreased $1.8 million, or 95.8%, to $0.1 million in the three months ended September 27, 2025, from $1.9 million in the three months ended September 28, 2024. Restructuring and other expenses for the three months ended September 27, 2025 and September 28, 2024 relate to the 2024 operational restructuring plan which began in March 2024. During the three months ended September 27, 2025 and September 28, 2024, we recorded $0.01 million and $1.0 million, respectively, of severance-related costs as well as other restructuring costs of $0.1 million and $0.5 million, respectively, associated with exit activities. During the three months ended September 28, 2024, we also recorded $0.4 million associated with CEO transition costs.
Restructuring and other expenses decreased $15.4 million, or 63.2%, to $8.9 million in the nine months ended September 27, 2025, from $24.3 million in the nine months ended September 28, 2024. Restructuring and other expenses for the nine months ended September 27, 2025 and September 28, 2024 relate to the 2024 operational restructuring plan which began in March 2024. During the nine months ended September 27, 2025 and September 28, 2024, we recorded $2.7 million and $17.2 million, respectively, of severance-related costs as well as other restructuring costs of $6.2 million and $6.3 million, respectively, associated with exit activities. During the nine months ended September 28, 2024, we also recorded $0.8 million associated with CEO transition costs.
Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Operating expense	$146	$1,066	$(920)	(86.3)%	$427	$1,405	$(978)	(69.6)%
As a percentage of revenue	0.1%	0.6%			0.1%	0.3%
Amortization of acquired intangible assets in the three and nine months ended September 27, 2025 relates to our customer relationships. Amortization of acquired intangible assets in the three and nine months ended September 28, 2024 was primarily related to accelerated amortization on acquired intangible assets in the third quarter of 2024.

Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$503	$1,676	$(1,173)	(70.0)%	$2,391	$6,568	$(4,177)	(63.6)%
Interest expense	(1,648)	(5,370)	3,722	(69.3)%	(11,778)	(16,306)	4,528	(27.8)%
Changes in fair value of Term Loan	3,766	(8,769)	12,535	(142.9)%	1,079	(13,515)	14,594	(108.0)%
Debt issuance costs	(944)	(52)	(892)	1,715.4%	(19,580)	(529)	(19,051)	3,601.3%
Loss on strategic investments	(1,960)	—	(1,960)	—%	(1,566)	(375)	(1,191)	317.6%
Other	(428)	(33)	(395)	1,197.0%	1,063	(426)	1,489	(349.5)%
Total other expense, net	$(711)	$(12,548)	$11,837	(94.3)%	$(28,391)	$(24,583)	$(3,808)	15.5%
As a percentage of revenue	(0.5)%	(6.5)%			(7.6)%	(4.8)%
Other expense, net decreased $11.8 million, or 94.3%, to $0.7 million in the three months ended September 27, 2025 from $12.5 million in the three months ended September 28, 2024. This decrease was primarily driven by the $12.5 million non-cash adjustment due to change in fair value of our Term Loan and $3.7 million decrease in interest expense, offset by a $2.0 million increase in the loss on strategic investment.
Other expense, net increased $3.8 million, or 15.5%, to $28.4 million in the nine months ended September 27, 2025 from $24.6 million in the nine months ended September 28, 2024. This increase was primarily driven by the $19.2 million increase in debt issuance costs, $16.8 million of which related to the fair value of issued warrants, offset by the $14.6 million non-cash adjustment due to the change in fair value of our Term Loan.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Dollar Change	Percent Change	September 27, 2025	September 28, 2024	Dollar Change	Percent Change
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$3,144	$1,080	$2,064	191.1%	$3,079	$1,917	$1,162	60.6%
Effective income tax rate	(17.1)%	(20.4)%			(2.4)%	(2.9)%
We recorded income tax expense of $3.1 million and $3.1 million for the three and nine months ended September 27, 2025, respectively, and income tax expense of $1.1 million and $1.9 million for the three and nine months ended September 28, 2024, respectively. The income tax expense for the three and nine months ended September 27, 2025 resulted in an effective income tax rate of (17.1)% and (2.4)%, respectively. The income tax expense for the three and nine months ended September 28, 2024 resulted in an effective income tax rate of (20.4)% and (2.9)%, respectively. Our effective income tax rate differed from the federal statutory tax rate of 21% primarily driven by the impact of the valuation allowance against our U.S. and certain foreign net deferred tax assets, the release of an uncertain tax position reserve, and the release of deferred taxes related to settled cash flow hedges.
Liquidity and Capital Resources
At September 27, 2025, our cash and cash equivalents were $24.8 million, a decline from cash and cash equivalents of $40.6 million at June 28, 2025. At September 27, 2025, we also had $7.0 million in restricted cash, $5.0 million of which remained as part of the restricted cash associated with the Term Loan. During the third quarter of fiscal 2025, with the Lenders' consent, we drew down $31.0 million from the restricted cash account. Subsequently, on September 30, 2025, the Company drew down the remaining $5.0 million from the restricted cash account. The other $2.0 million is used for collateral for our credit card program and to secure outstanding letters of credit and is included in other assets on our consolidated balance sheets. Our working capital, which represents our total current assets less total current liabilities including the Term Loan, was ($232.4) million as of September 27, 2025, compared to $70.3 million as of December 28, 2024. Cash and cash equivalents held by our foreign subsidiaries totaled $4.1 million as of September 27, 2025. The undistributed earnings of our foreign subsidiaries remain permanently reinvested outside of the United States as of September 27, 2025.

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
Our strategy for delivering consumer products to our distributors and retail customers gives us the flexibility to provide container shipments directly from our contract manufacturers in Vietnam and China to our customers or, alternatively, allows our distributors and certain retail customers to take possession of product on a domestic basis. Accordingly, our inventory consists of goods shipped to our third-party logistics providers for the fulfillment of distributor, retail and direct-to-consumer sales. Our contract manufacturers are also responsible for purchasing and stocking components required for the production of our products, and they typically invoice us when the finished goods are shipped.
Cash used in operating activities
Net cash used in operating activities for the nine months ended September 27, 2025 was $104.2 million, of which the principal components were our net loss of $131.6 million, offset by the non-cash charges of $46.8 million and cash outflow of $19.4 million from changes in working capital. The change in working capital was driven by higher inventory of $66.7 million, offset by higher accounts payable and accrued expenses of $46.3 million. During the nine months ended September 28, 2024, the net cash used in operating activities benefited from the one-time receipt of the Parent Termination Fee, net of professional fees paid of $75.2 million in first quarter of fiscal 2024, as a result of the termination of the Merger Agreement.
Cash provided by investing activities
Net cash provided by investing activities for the nine months ended September 27, 2025 was $0.6 million and related to the sale of investments.
Cash used in financing activities
Net cash used in financing activities for the nine months ended September 27, 2025 was $4.4 million and primarily related to the $4.0 million repayment to the Term Loan in connection with Amendment No. 3.
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
Between March and October 2025, we entered into six amendments to our Credit Agreement pursuant to which the Lenders waived, for specified time periods, the Specified Covenants. As of the most recent amendment, effective October 22, 2025, the Lenders have waived the Specified Covenants until December 1, 2025. Additional terms of these amendments are more fully described in Note 9 to our consolidated financial statements.
Lines of Credit
As of September 27, 2025, we had letters of credit outstanding of $1.4 million with Bank of America, N.A. The letters of credit were collateralized with a cash deposit.

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
On March 11, 2025, we entered into Amendment No. 1 to the Credit Agreement ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived, until May 6, 2025 (the "Initial Waiver Period"), our obligation to comply with our covenant obligations to (1) provide a report and opinion of the auditor with respect to our annual consolidated financial statements for fiscal year 2024 without a qualification regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement which extended the Initial Waiver Period to June 6, 2025; on June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement which further extended the Initial Waiver Period to August 14, 2025; on August 6, 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025; on September 12, 2025, we entered into Amendment No. 5 to the Credit Agreement, which further extended the Initial Waiver Period to October 24, 2025; and on October 22, 2025, we entered into Amendment No. 6 to the Credit Agreement, which further extended the Initial Waiver Period to December 1, 2025 (the "Extended Waiver Period").
On March 12, 2025, our Board of Directors initiated a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. In late October, the counterparty to a potential sale transaction withdrew from the process following a lengthy period of exclusive negotiations. We are continuing the review process, and are currently seeking to engage alternative counterparties to a potential sale or other strategic transaction. However, it is unlikely that the review of strategic alternatives or the efforts to engage with alternative counterparties will result in any transaction being consummated outside of a bankruptcy process. In addition, during our most recent negotiations in a potential sale transaction, the potential counterparty offered a price per share to acquire our company that was significantly lower than the trading price of our stock over recent months.
As of September 27, 2025, the fair value of the Term Loan was $205.3 million, which significantly exceeded our available cash and cash equivalents and there continues to be substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents balance declined from $40.6 million as of June 28, 2025, to $24.8 million as of September 27, 2025, despite the draw down of $31.0 million from the restricted cash account during this period. The remaining $5.0 million from the restricted cash account was fully drawn on September 30, 2025, and we have no sources upon which we can draw for additional capital.
In addition, absent further waiver of the breach of the Specified Covenants by the lenders, we expect to be in default under the Credit Agreement on December 1, 2025. If we are in default under the Credit Agreement and our lenders accelerate the repayment obligations with respect to the outstanding loans, we expect that we would be unable to repay our obligations under the Credit Agreement. We are currently in discussions with the Lenders to provide the additional capital we require to fund our ongoing business operations, including for payment of significant amounts owed to our primary contract manufacturer. There can be no assurance that the Lenders will agree to provide this necessary funding. If we are unable to obtain new capital in the near term from the Lenders or otherwise, we may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such bankruptcy proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely receive no recovery and will lose all of their investment in us. In addition, unsecured creditors of the Company would likely receive little to no recovery in such bankruptcy proceedings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
As of September 27, 2025, we had outstanding purchase orders aggregating approximately $109.0 million. The purchase orders are typically related to the purchase of inventory and marketing and media spend in the normal course of business. Included in these outstanding purchase orders is $51.6 million related to inventory purchases at our contract manufacturers, of which $30.7 million are not cancellable without penalty. As of October 31, 2025, we owed our primary contract manufacturer, Picea, $158.3 million for the manufacturing of our products, $29.1 million of which was past due. Under our agreement with Picea, non-payment may be deemed a breach of a material provision of the agreement, which if not cured within 30 business days of receipt of written notice from Picea, will allow Picea to terminate the agreement. As of the date hereof, Picea has not issued a written notice of default under the agreement, and the parties are engaged in active discussions regarding a mutually agreeable resolution of the non-payment by the Company of amounts owed to Picea.
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
We enter into economic hedges that are not designated as hedges from an accounting standpoint to reduce or eliminate the effects of foreign exchange rate changes typically related to short term trade receivables and payables. These contracts have maturities of approximately one month. At September 27, 2025 we had no outstanding economic hedges. At December 28, 2024, we had outstanding economic hedges with a total notional value of $28.1 million.
Based on transactions denominated in currencies other than the U.S. dollar as of September 27, 2025, a hypothetical change of 10% would have resulted in an impact on revenue of approximately $5 million and $15 million for the three and nine months ended September 27, 2025, respectively.

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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that have materially affected and could in the future materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2024, and in our Quarterly Reports on Form 10-Q for the period ended March 29, 2025 and June 28, 2025, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 28, 2024, other than as set forth below:
It is unlikely that our ongoing review of strategic alternatives will result in any transaction being consummated outside of a bankruptcy process.
On March 12, 2025, we announced that our board of directors is conducting a review of strategic alternatives, including, but not limited to, exploring a potential sale or strategic transaction and refinancing our debt. In late October, the counterparty to a potential sale transaction withdrew from the process following a lengthy period of exclusive negotiations. We are continuing the review process, and are currently seeking to engage alternative counterparties to a potential sale or other strategic transaction. However, it is unlikely that the review of strategic alternatives or the efforts to engage with alternative counterparties will result in any transaction being consummated outside of a bankruptcy process. Whether the process will result in any transactions, our ability to complete any such transaction, and if our board of directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business or assets, regulatory approvals, market conditions, and industry trends. Any potential strategic transaction that requires stockholder approval may not be approved by our stockholders or, if required, a counterparty's stockholders. Furthermore, any strategic transaction into which we enter may be delayed or may ultimately not be consummated as a result of regulatory reviews (which may include domestic and foreign antitrust, CFIUS or other regulatory agency reviews) and determinations or other factors.
The price of our common stock decreased significantly following our public announcement of our 2024 financial results and the initiation of our review of strategic alternatives, as well as following our October 27, 2025 announcement regarding an update on our strategic review process. The price of our common stock may be further adversely affected for a variety of reasons relating to our current business and financial condition, including uncertainty regarding our business prospects and the status and ultimate outcome of the strategic review process. Even if one or more transactions are completed outside of a bankruptcy process, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value, including that the price per share to stockholders in a sale transaction may be less than the then-current trading price of our stock. During our most recent negotiations in a potential sale transaction, the potential counterparty offered a price per share to acquire our company that was significantly lower than the trading price of our stock over recent months.
The attention of management and our board of directors could continue to be diverted from our core business operations as a result of this strategic review process. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we expect to continue to do so until the process is completed. We have incurred substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. A considerable portion of these expenses have been, and may continue to be, incurred regardless of whether a transaction is completed. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing customers, vendors or partners are reluctant to commit to new or renewed contracts. Our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome.
We do not intend to disclose further developments or provide further updates on the progress or status of the strategic process until our board of directors deems further disclosure is appropriate or necessary. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause the price of our common stock to fluctuate significantly. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our evaluation of strategic alternatives, it could disrupt our business and adversely impact operating results and financial condition.
The waiver of covenant compliance under our senior secured term loan credit facility is time-limited; if this waiver is not extended at the end of the applicable period, we will be in default. Our financial condition continues to decline, and we may be unable to secure the additional funding needed to continue our operations.
On March 11, 2025, we entered into Amendment No. 1 to our credit agreement (the "Credit Agreement" with TCG Senior Funding L.L.C., an affiliate of The Carlyle Group, as administrative agent and collateral agent (the "Agent") and the lenders party thereto (the "Lenders"). Pursuant to Amendment No. 1, the Lenders waived, until May 6, 2025 (the "Initial Waiver Period"), our covenant obligations to (1) provide a report and opinion of our auditor with respect to our annual consolidated financial statements for fiscal year 2024 without an exception regarding our ability to continue as a going concern (the "Going Concern Covenant") and (2) maintain a minimum level of core assets (the "Minimum Core Assets Covenant" and, together with the Going Concern Covenant, the "Specified Covenants"). On April 30, 2025, we entered into Amendment No. 2 to the Credit Agreement, which extended the Initial Waiver Period to June 6, 2025; on June 5, 2025, we entered into Amendment No. 3 to the Credit Agreement, which further extended the Initial Waiver Period to August 14, 2025; on August 6. 2025, we entered into Amendment No. 4 to the Credit Agreement, which further extended the Initial Waiver Period to September 19, 2025; on September 12, 2025, we entered into Amendment No. 5 to the Credit Agreement, which further extended the Initial Waiver Period to October 24, 2025; and on October 22, 2025, we entered into Amendment No. 6 to the Credit Agreement, which further extended the Initial Waiver Period to December 1, 2025 (the "Extended Waiver Period"). No event of default will occur under the Credit Agreement as a result of failure to comply with the Specified Covenants during the Extended Waiver Period; however, we are still obligated to comply with the Specified Covenants after the end of the Extended Waiver Period and if we do not, unless the Lenders further extend such waiver by the end of the Extended Waiver Period, an event of default will occur.
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
Any failure by us to comply with the covenants or payment requirements specified in the Credit Agreement (including the Specified Covenants after the Extended Waiver Period) would result in an event of default under the Credit Agreement, which may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding loans. In addition, the Lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. As of September 27, 2025, the fair value of the Term Loan was $205.3 million and our cash and cash equivalents totaled $24.8 million. If we are in default under the Credit Agreement and the Lenders accelerate the repayment obligations with respect to the outstanding loans, we would be unable to repay our obligations under the Credit Agreement. In such circumstances, or if in advance of the end of the Extended Waiver Period the Lenders inform us that they will not further extend the waiver, we may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection. In such bankruptcy proceedings, it is unlikely that any proceeds would remain for distribution to stockholders and, as a result, stockholders would likely receive no recovery and will lose all of their investment in us. In addition, unsecured creditors of the Company would likely receive little to no recovery in such bankruptcy proceedings.
The Credit Agreement includes certain restrictions on the use of $40.0 million of the termination payment received by us from Amazon.com, Inc. in early 2024 (the "Restricted Cash"), which the remaining amount thereof (after giving effect to certain periods for such amounts to be used for inventory in limited circumstances and upon satisfying certain conditions) would ultimately have been required to prepay a portion of the loan under the Credit Agreement. In connection with Amendment No. 3 to the Credit Agreement, we paid $4.0 million of the Restricted Cash to the Lenders, and as of September 30, 2025, we have drawn down the remaining $36.0 million of the Restricted Cash to fund our ongoing business operations. As such, we have no sources upon which we can draw additional capital at this time. We are currently in discussions with the Lenders to provide the additional capital we require to fund our ongoing business operations, including for payment of significant amounts owed to our primary contract manufacturer. There can be no assurance that the Lenders will agree to provide this necessary funding. If we are unable to find other sources of capital in the near term from the Lenders or otherwise, we may be forced to significantly curtail or cease operations and would likely seek bankruptcy protection.
The Credit Agreement also contains customary negative covenants that limit our and our subsidiaries' ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, including payment of dividends on our capital stock and payments on certain permitted indebtedness, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with the covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
Significant developments in U.S. trade policies have had, and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. For example, in February 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the United States. In April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. In July 2025, Vietnam and the United States reached a trade agreement to reduce U.S. tariffs on goods imported from Vietnam to 20% (from an earlier proposed 46%), while maintaining a higher 40% tariff rate on products deemed "trans-shipped" through Vietnam from third countries. In October 2025, the U.S. government threatened an additional 100% tariff on goods imported from China in response to China's expansion of export controls on rare earth metals and related technologies, as the two countries continue trade negotiations. We cannot predict whether, and to what extent, there may be further changes to international trade agreements, including those with China and Vietnam, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. The imposition of these new or additional tariffs or other trade barriers may significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may make our products less competitive in certain markets where our competitors are unconstrained by such tariffs, and may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. We continue to monitor the impact of these tariffs, as well as potential retaliatory tariffs imposed by other countries. These tariffs could have a material adverse impact on the global consumer products industry, supply chains worldwide, and other political and macroeconomic conditions. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
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
In response to international trade policy, as well as other risks associated with concentrated manufacturing in China, in 2023 we relocated a meaningful portion of our supply chain from China to Vietnam. We plan on manufacturing in China only a limited number of accessories, and no robots, that are U.S. bound. Over time, we anticipate relocating the manufacture of these remaining accessories outside of China. Such relocation activities increase costs and risks associated with establishing new manufacturing facilities, and any additional or increased tariffs, including tariffs imposed on imports from Vietnam, may nonetheless result in compression on our margin on products sold and pricing pressures on our products. Any additional or increased tariffs may in the future cause us to further increase prices to our customers which we believe has reduced, and in the future may reduce, demand for our products.
We primarily rely on a single contract manufacturer, and our business and results of operations depend significantly on this manufacturer continuing production.
In recent years, we have increasingly depended on third-party contract manufacturers to produce our products. These contract manufacturers manage the supply chain for all of the raw materials and provide all facilities and labor required to manufacture our products. Currently, we primarily depend on a single contract manufacturer, Shenzhen 3irobotix Co., Ltd. d/b/a Picea ("Picea"), located in China and Vietnam, to manufacture our products pursuant to an agreement we extended in July 2025 through August 17, 2027. Either party has the option to terminate the agreement for convenience with 180 days' advance written notice.
As of October 31, 2025, we owed Picea $158.3 million for the manufacturing of our products, $29.1 million of which was past due. Under our agreement with Picea, non-payment may be deemed a breach of a material provision of the agreement, which if not cured within 30 business days of receipt of written notice from Picea, will allow Picea to terminate the agreement. As of the date hereof, Picea has not issued a written notice of default under the agreement, and the parties are engaged in active discussions regarding a mutually agreeable resolution of the non-payment by the Company of amounts owed to Picea. If Picea terminates its agreement with us or otherwise fails to provide the required contract manufacturing services, production capacity, shipping, and product quality on a timely basis, there would be a significant disruption in manufacturing our products and our business operations and financial results would be materially adversely affected. It is unlikely that we would be able to establish alternative manufacturing arrangements with any replacement contract manufacturer on acceptable terms or in a timely manner. Any significant interruption in manufacturing at Picea would reduce the supply of our products, which could cause a delay in fulfillment of our orders or breach of our agreements with distribution partners, which in turn would reduce our revenue. Any adverse change in Picea's financial or business conditions, including as a result of our non-payment of amounts owed to Picea, could also disrupt our ability to supply our products.
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

Item 5. Other Information
(c) Insider Trading Arrangements
During the fiscal quarter ended September 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Tenth Amendment to Lease Agreement between the Registrant and Boston Properties Limited Partnership for premises located at 4-18 Crosby Drive, Bedford, Massachusetts, dated as of July 22, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2025).

10.2*	Amendment No. 1 to Original Design Manufacturer and Supply Agreement, dated as of July 28, 2025, by and between the Company and Shenzhen PICEA Robotics Co., Ltd.

10.3
Amendment No. 4 to Credit Agreement, dated as of August 6, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 7, 2025).

10.4
Amendment No. 5 to Credit Agreement, dated as of September 12, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 17, 2025).

10.5	Amendment No. 6 to Credit Agreement, dated as of October 22, 2025, by and among the Company, as borrower, each lender from time to time party thereto, and TCG Senior Funding L.L.C., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 27, 2025).

31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
 __________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iROBOT CORPORATION

Date: November 6, 2025	By:	/s/ Karian Wong
Karian Wong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)